Form 10-Q
period 2014-09-30
Pangaea Logistics Solutions Ltd.
filed 2014-11-14
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

________________

Commission File Number 001-36139

PANGAEA LOGISTICS SOLUTIONS, LTD.

(Exact name of Registrant as specified in its charter)

Bermuda	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

109 Long Wharf Newport, RI 02940 (Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (401) 846-7790

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒             NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒            NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☒            NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001 per share, 10 shares outstanding as of September 30, 2014.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Quartet Holdco Ltd., now known as Pangaea Logistics Solutions, Ltd. (the “Company”) was formed as a wholly-owned subsidiary of Quartet Merger Corp. (“Merger Corp.”) solely for the purpose of effectuating the redomestication merger pursuant to that certain Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of April 30, 2014, by and among the Company, Merger Corp., Quartet Merger Sub Ltd. (“Merger Sub”), Pangaea Logistics Solutions Ltd., now known as Bulk Partners (Bermuda), Ltd. (“Former Pangaea”), and the securityholders of Former Pangaea (“Signing Holders”). The Company was incorporated under the laws of Bermuda as an exempted company on April 29, 2014. From the date of incorporation until the period ended September 30, 2014, the Company owned no assets and did not operate any business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As noted in Item 1. above, from the date of incorporation until the period ended September 30, 2014, the Company owned no assets and did not operate any business.

Description of Business

The Company was incorporated under the laws of Bermuda as an exempted company on April 29, 2014. The Company was formed as a wholly-owned subsidiary of Merger Corp. solely for the purpose of effectuating the Redomestication Merger (as defined below). On October 1, 2014 the parties to the Merger Agreement consummated the transactions contemplated thereby and (i) Merger Sub merged with and into Former Pangaea with Former Pangaea surviving as a wholly-owned subsidiary of the Company and (ii) Quartet merged with and into the Company, with the Company surviving as the publicly-traded entity (the “Redomestication Merger”).

The Company’s executive officers are located at 109 Long Wharf, Newport, Rhode Island 02940, and its telephone number is (401) 846-7790.

From the date of incorporation until the period ended September 30, 2014, the Company owned no assets and did not operate any business.

RESULTS OF OPERATIONS

From the date of incorporation until the period ended September 30, 2014, the Company had no operating history and did not have any revenues or earnings from operations. The Company had no assets or financial resources.

LIQUIDTY AND CAPITAL RESOURCES

The Company was formed solely for purposes of effectuating the Redomestication Merger pursuant to the Merger Agreement, and, thus at September 30, 2014, the Company had no assets. From the date of incorporation until the period ended September 30, 2014, the Company had no business activities and no source of revenue.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company was formed on April 29, 2014 solely for purposes of effectuating the Redomestication Merger pursuant to the Merger Agreement. Since its formation, it has not conducted any activities other than those incidental to its formation and the filing of a registration statement in connection with the transactions contemplated by the Merger Agreement. Accordingly, as of September 30, 2014, the company has no employees (other than officers), no active operations and no assets. Disclosure controls and procedures have been designed consistent with the Company’s non-operational status.

The Company has performed an evaluation under the supervision and with the participation of management, including its chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, management, including the chief executive officer and chief financial officer, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported in a timely fashion and that such information is accumulated and communicated to them so as to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the period from inception of the Company, through the end of the fiscal quarter of 2014 covered by this report, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

3.1	Articles of Incorporation of Quartet Holdco Ltd. dated as of April 29, 2014

3.2	Memorandum of Association of Quartet Holdco Ltd. dated as of April 29, 2014

3.3	Bye-laws of Quartet Holdco Ltd. dated as of April 29, 2014

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2014

PANGAEA LOGISTICS SOLUTIONS LTD.

By: /s/ Edward Coll

Name: Edward Coll

Title: Chief Executive Officer

-6-