Form 10-K
period 2014-12-31
Pangaea Logistics Solutions Ltd.
filed 2015-03-31
CIK 1606909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number: 001-36139

PANGAEA LOGISTICS SOLUTIONS, LTD.

(Exact Name of Registrant as Specified in Its Charter)

BERMUDA
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

109 Long Wharf, Newport, RI	02840
(Address of Principal Executive Offices)	(Zip Code)

(401) 846-7790

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes ☒   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                                            Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of June 30, 2014, there was no established public market for the Registrant’s common shares, which began trading on NASDAQ on October 3, 2014.

As of March 16, 2015, there were 34,756,980 shares of Common Shares, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: See Item 15.

1

PANGAEA LOGISTICS SOLUTIONS, LTD.

FORM 10-K

 In this Annual Report on Form 10-K (this “Form 10-K”), references to “the Company,” “we,” “us” and “our” refer to Pangaea Logistics Solutions Ltd and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this prospectus pertaining to our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “forecasts,” “may,” “should” and similar expressions are forward-looking statements.

All statements in this Form 10-K that are not statements of either historical or current facts are forward-looking statements. Forward-looking statements include, but are not limited to, such matters as:

•	our future operating or financial results;

•	our ability to charter-in vessels and to enter into COAs, voyage charters, time charters and forward freight agreements and the performance of our counterparties in such contracts;

•	our financial condition and liquidity, including our ability to obtain financing in the future to fund capital expenditures, acquisitions and other general corporate activities;

•	our expectations of the availability of vessels to purchase, the time it may take to construct new vessels, and vessels’ useful lives;

•	competition in the drybulk shipping industry;

•	our business strategy and expected capital spending or operating expenses, including drydocking and insurance costs;

•	global and regional economic and political conditions, including piracy; and

•	statements about shipping market trends, including charter rates and factors affecting supply and demand.

Many of these statements are based on our assumptions about factors that are beyond our ability to control or predict and are subject to risks and uncertainties that are described more fully under the “Risk Factors” section of this prospectus. Any of these factors or a combination of these factors could materially affect our future results of operations and the ultimate accuracy of the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following:

•	changes in governmental rules and regulations or actions taken by regulatory authorities;

•	changes in economic and competitive conditions affecting our business, including market fluctuations in charter rates and charterers’ abilities to perform under existing time charters;

•	potential liability from future litigation and potential costs due to environmental damage and vessel collisions;

•	the length and number of off-hire periods; and

•	other factors discussed under the “Risk Factors” section of this Form 10-K.

You should not place undue reliance on forward-looking statements contained in this prospectus, because they are statements about events that are not certain to occur as described or at all. All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this prospectus. These forward-looking statements are not guarantees of our future performance, and actual results and future developments may vary materially from those projected in the forward-looking statements.

Except to the extent required by applicable law or regulation, we undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated event.

PART I

ITEM 1.	BUSINESS.

Introduction

Pangaea Logistics Solutions Ltd. and its subsidiaries (collectively, “Pangaea” or the “Company”) is a provider of seaborne drybulk transportation services. Pangaea utilizes its logistics expertise to service a broad base of industrial customers who require the transportation of a wide variety of drybulk cargoes, including grains, pig iron, hot briquetted iron, bauxite, alumina, cement clinker, dolomite and limestone. The Company addresses the transportation needs of its customers by undertaking a comprehensive set of services and activities, including cargo loading, cargo discharge, vessel chartering, voyage planning, and technical vessel management.

Completed Mergers

On April 30, 2014 the Company (formerly known as Quartet Holdco Ltd.,) entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Quartet Merger Corp. (“Quartet”), Quartet Merger Sub Ltd. (“Merger Sub”), Bulk Partners (Bermuda), Ltd. (at the time, Pangaea Logistics Solutions Ltd., now known as Bulk Partners (Bermuda), Ltd “Bulk Partners” or “Former Pangaea”), and the security holders of Bulk Partners (“Signing Holders”), which contemplated (i) Quartet merging with and into the Company, with the Company surviving such merger as the publicly-traded entity and (ii) Merger Sub merging with and into Bulk Partners with Bulk Partners surviving such merger as a wholly-owned subsidiary of the Company (collectively, the “Mergers”).

On September 29, 2014, Quartet held a special meeting in lieu of its annual meeting of stockholders, at which time the Quartet stockholders considered and adopted, among other matters, the Merger Agreement and the Mergers. On September 26, 2014, Bulk Partners’ Board of Directors, acting by unanimous written consent, approved the Merger Agreement and the Mergers. On October 1, 2014, the parties consummated the Mergers.

The Company is a holding company incorporated under the laws of Bermuda as an exempted company on April 29, 2014. Bulk Partners, which following the Mergers is wholly owned by the Company, is a holding company that was incorporated under the laws of Bermuda as an exempted company on June 17, 2008 by three individuals who are collectively referred to as the “Founders.” The Company and its subsidiaries provide seaborne drybulk transportation services.

In the merger, holders of 8,840,014 shares of Quartet common stock sold in its initial public offering (“public shares”) exercised their rights to convert those shares to cash at a conversion price of approximately $10.20 per share, or an aggregate of approximately $90.1 million. As a result of the number of public shares converted into cash, the Quartet initial stockholders forfeited 1,739,062 shares (the “Forfeited Shares”) of Quartet common stock immediately prior to the Closing.  Upon the Closing, the former security holders of Quartet were issued an aggregate of 3,130,844 common shares of the Company, including 1,026,813 common shares of the Registrant issued in exchange for Quartet’s then outstanding rights.

In accordance with the terms of the convertible redeemable preferred stock of Former Pangaea, upon the Closing, 105,670 convertible redeemable preferred shares were converted into 115,352 common shares of Former Pangaea.  The Signing Holders received 29,411,765 shares of the Company in exchange for their Former Pangaea securities and an additional 1,739,062 Forfeited Shares, or 31,150,827 shares in aggregate.

Further, in connection with the Mergers, Quartet entered into agreements with certain third-party advisors pursuant to which such parties agreed to accept shares of the Company in lieu of cash for certain amounts owed to them, resulting in the issuance of an aggregate of 291,953 common shares.  Additionally, 420,000 unit purchase options of Quartet were converted into 123,356 common shares of the Company,for a total of 415,309 issued to third-party advisors.

At December 31, 2014, there are 34,756,980 common shares of the Company issued and outstanding where the Signing Holders own approximately 89.7% of the common shares, the Quartet stockholders own approximately 6.7% of the common shares, and the Advisors to the Mergers own approximately 1.2% of the common shares.

Business

The Company utilizes its logistics expertise to service a broad base of industrial customers who require the transportation of a wide variety of drybulk cargoes, including grains, pig iron, hot briquetted iron, bauxite, alumina, cement clinker, dolomite and limestone. The Company derives substantially all of its revenue from contracts of affreightment, also known as COAs, voyage charters, and time charters. In particular, the Company has historically focused on backhaul routes. Backhaul routes or ballast legs, position vessels for discharge in loading areas. Backhaul routes allow us to reduce ballast days and, instead, earn revenues at times and on routes that are typically travelled without paying cargo.

Contracts of affreightment (“COAs”), are contracts to transport multiple shipments of cargo during the term of the contract between specified load and discharge ports, at a fixed or variable price per metric ton of cargo. Voyage charters are revenue streams under which a vessel carries a shipment of cargo for a customer on a specified route for a fixed price per metric ton of cargo, and time charters are agreements during which the vessel is dedicated solely to the charterer for the term of the agreement. A majority of the Company’s revenue is from COAs and voyage charters, as our focus is on transporting cargo for our customers. The Company’s COAs typically extend for a period of one to five years, although some extend for longer periods. A time charter may vary from a single trip to longer-term charters, whenever we deem such use to be in our commercial interest. The length of a voyage depends on the number of load and discharge ports, the time spent in such ports and the distance between the ports. The Company attempts, through selecting COAs and voyage contracts on what would normally be backhaul or “ballast” legs, to enhance vessel utilization and its profitability because these contracts and charters position vessels at or near loading areas where spot cargoes are typically obtained. This reduces ballast time and expense as a percentage of the vessel’s total revenue and increases expected earnings for the vessel.

The Company uses a mix of owned and chartered-in vessels to transport more than 19.5 million deadweight tons (“dwt”) of cargo to more than 190 ports around the world, averaging over 48 vessels in service during 2014. The majority of our fleet is chartered-in on short-term charters of less than 9 months. The Company believes that these shorter-term charters afford us more flexibility to match our variable costs to our customers’ service requirements, allowing us to respond to changes in market demand and limiting our exposure to changes in prevailing charter rates. In addition to the Company’s chartered-in fleet, we currently have interests in 14 vessels and have orders for the construction of three additional vessels, all at prices we believe will permit us to operate profitably through a range of cargo rate environments. These vessels are and will be used to serve the Company’s customers’ cargo transportation needs. Included in the vessels currently owned or on order, are six Ice-Class 1A Panamax ships that are currently the only dry bulk vessels of their size rated to operate on the Northern Sea Route and the severe ice conditions of the Baltic Sea in winter. The Company believes that a combination of owned and chartered-in vessels helps it to more efficiently match its customer demand than it could with an entirely owned fleet or an entirely chartered-in fleet.

The Company’s Ice-Class 1A vessels are under contract to be technically managed by a third-party manager with extensive expertise managing these vessel types and ice pilotage. The technical management of the remainder of the Company’s owned fleet continues to be performed in-house. The technical management for the Company’s chartered-in vessels is performed by each respective ship owner.

Active risk management is an important part of our business model. The Company believes its active risk management allows it to reduce the sensitivity of its revenues to market fluctuations and helps it to secure its long-term profitability. We manage our market risk primarily through chartering in vessels for periods of less than 9 months. We further manage our market exposure through a portfolio approach based upon owned vessels, chartered-in vessels, COAs, voyage charters, and time charters. The Company tries to identify routes and ports for efficient bunkering to minimize its fuel expense. The Company also seeks to hedge a portion of its exposure to changes in the price of marine fuels, or bunkers and to fluctuating future freight rates through forward freight agreements. We have also entered into interest rate swap agreements to fix a portion of our interest rate exposure.

Business Strategy

The Company’s principal business objectives are to profitably grow its business and increase shareholder value. The Company expects to achieve these objectives through the following strategies:

•	Focus on increasing strategic COAs. The Company intends to increase its COA business, in particular, COAs for cargo discharge in traditional loading areas, by leveraging its relationships with existing customers and attracting new customers. The Company believes that its dedication to solving its customer’s transportation problems, reputation and experience in carrying a wide range of cargoes and transiting less common routes and ports increases its likelihood of securing strategic COAs.

•	Expand capacity and flexibility by increasing its owned fleet. The Company is continually looking to acquire additional high-quality vessels suited for its business strategy, the needs of its customers and the growth opportunities the Company has identified. The Company plans to increase its controlled fleet (the vessels that the Company owns or have an ownership interest in) from 14 to 17 by the end of 2016.The current fleet includesthree Ice-Class 1A Panamax newbuilding s delivered in September 2014 and February 2015. The Company has shipbuilding contracts for the construction of one Ice-Class 1A Panamax newbuilding scheduled for delivery in 2016 and two Ice-Class 1C Ultramax newbuildings scheduled for delivery in January 2017. The Company believes that its experience as a reliable and serious counterparty in the purchase and sale market for second-hand vessels positions it as a candidate for acquisition of high quality vessels.

•	Expand operations in Southeast Asia and the Middle East. The Company intends to expand its operations and presence in Southeast Asia and the Middle East to better access customers in these high growth regions. The Company believes that expanding its network of offices will allow it to meet more regularly with existing and potential customers and increase its shipping days as a result. The Company has an office in Singapore.

•	Increase backhaul focus and fleet efficiency. The Company intends to continue to focus on backhaul cargoes, including backhaul cargoes associated with COAs, to reduce ballast days and increase expected earnings for well-positioned vessels. In addition, The Company intends to continue to charter in vessels for periods of less than nine months to permit it to match its variable costs to demand. The Company believes that increased vessel utilization and positioning efficiency will enhance its profitability.

•	Maintain moderate balance sheet leverage. In the future, the Company expects to incur additional indebtedness to expand its fleet and operations. The Company expects to repay existing and future debt from time to time with cash flow from operations or from the net proceeds of asset sales and future security issuances. The Company intends to limit the amount of indebtedness that the Company has outstanding relative to its assets and cash flow and will seek to maintain indebtedness at levels lower than many publicly traded drybulk ship owning companies to reduce risks associated with high leverage.

Competitive Strengths

The Company believes that it possesses a number of competitive strengths in its industry, including:

•	Expertise in niche markets and routes. Over the past five years, the Company has developed expertise and a major presence in selected niche markets and less commoditized routes, especially the Baltic Sea in winter, the Northern Sea Route between Europe and Asia in summer, and the trade route between Jamaica and the United States, as well as selected ports, particularly in Newfoundland, Venezuela, and Brazil. The Company believes that there is less competition to carry “minor,” as compared to traditional “major,” bulk cargoes, and, similarly, there is less competition on less commoditized routes. The Company believes that its experience in carrying a wide range of cargoes and transiting less common routes and ports increases its likelihood of securing higher rates and margins than those available for more commoditized cargoes and routes. The Company believes it operates assets well suited to certain of these routes, including its Japanese built ice-1A classed Panamax vessels and Korean built ice-1A classed Handymax vessels. The majority of its fleet is chartered in and the Company selects these vessels to match the cargo and port characteristics of their nominated voyages. The Company has experience operating in all regularly operating dry bulk loading and discharge ports globally.

•	Enhanced vessel utilization and profitability through strategic backhaul and triangulation methods. The Company has enhanced vessel utilization and profitability through selecting COAs and other contracts to carry cargo on what would normally be backhaul or ballast legs. In contrast to the typical practice of incurring charter hire and bunker costs to position an empty vessel in a port or area where cargo is normally loaded, the Company instead actively works with its customers to secure cargoes for discharge in loading areas. The Company’s practice allows it to position vessels for loading at lower costs than it would bear if it positioned such vessels by traveling unladen or if the Company chartered in vessels in a loading area. The Company believes that this focus on backhaul cargoes permits them to benefit from ballast bonuses that are paid to position vessels for fronthaul cargoes or, alternatively, to collect a premium for delivering ships that are in position for fronthaul cargoes.

•	Strong relationships with major industrial customers. The Company has developed strong commercial relationships with a number of major industrial customers. These customer relationships are based upon the Company’s general industry reputation and specific history of service to the customer. The Company believes that these relationships help it generate recurring business with such customers which, in some cases, are formalized through contracts for repeat business. The Company also believes that these relationships can help create new opportunities. Although many of these relationships have extended over a period of years, there is no assurance that such relationships or business will continue in the future. Repeat customers, measured as having shipping days in three or more years of the trailing four years, represented nearly 54% of its total shipping days for the trailing four year period ended December 31, 2014, 59% of its total shipping days for the trailing four year period ended December 31, 2013, as compared to 56% and 46% of its total shipping days for comparable periods ended December 31, 2012 and 2011. In addition, the Company believes that its familiarity with local regulations and market conditions at its serviced ports, particularly in Venezuela, Newfoundland, and Jamaica, provides it with a strong competitive advantage and allows it to attract new customers and secure recurring business.

•	Strong Alignment and Transparency. The Company observes that many publicly traded shipping companies rely on service providers affiliated with senior management or dominant shareholders for fundamental activities. Beyond the operational benefits to its customers of integrated commercial and technical management, the Company believes that its shareholders are benefited by its strategy of performing those activities in-house. Related to these efforts to maximize alignment of interest, the Company believes that the associated transparency of ownership and authority will be attractive to current and prospective shareholders. Consistent with the foregoing, the Company’s only related party transactions with senior management is principal and interest obligations for cash loaned to the Company by management, on terms approved by third parties not affiliated with management.

•	Experienced management team. The day-to-day operations of a transportation logistics services company requires close coordination among customers, land based-transportation providers and port authorities around the world. Its efficient operation depends on the experience and expertise of management at all levels, from vessel acquisition and financing strategy to oversight of vessel technical operations and cargo loading and discharge. The Company has a management team of senior executive officers and key employees with extensive experience and relationships in the commercial, technical, and financial areas of the drybulk shipping industry. Members of its management team and key employees have on average over 25 years of shipping experience.

•	Risk-management discipline. The Company believes its risk management allows it to reduce the sensitivity of its earnings to market changes and lower the risk of losses. The Company manages its risks primarily through short-term charter-in agreements of less than nine months, FFAs, fuel hedges and modest leverage. The Company believes that shorter-term charters permit it to adjust its variable costs to match demand more rapidly than if it chartered in those vessels for longer periods. The Company often seeks to manage the risks of higher rates for certain future voyages by purchasing and selling FFAs to limit the impact of changes in chartering rates. Similarly, the Company often seeks to manage the risks of increasing fuel costs through bunker hedging transactions in order to limit the impact of changes in fuel prices on voyage results. Finally, the Company believes that its expected income related to COAs is sufficient to satisfy obligations related to its owned fleet.

Management

The Company’s management team consists of senior executive officers and key employees with decades of experience in the commercial, technical, management and financial areas of the logistics and shipping industries. The Company’s Co-Founder and Chief Executive Officer, Edward Coll, has over 36 years of experience in the drybulk shipping industry. Other members of its management team and key employees, Anthony Laura, Claus Boggild, Mads Boye Petersen, Peter Koken, Robert Seward, Fotis Doussopoulos, and Gianni Del Signore, have an average of more than 25 years of experience in the shipping industry. The Company believes its management team is well respected in the drybulk sector of the shipping industry and, over the years, has developed strong commercial relationships with industrial customers and lenders. The Company believes that the experience, reputation and background of its management team will continue to be key factors in its success.

The Company provides logistics transportation services and commercially manages its fleet primarily from offices in Newport, Rhode Island and Copenhagen, Denmark, as well as from its offices in Rio de Janeiro, Brazil and Singapore. Logistics services and commercial management include identifying cargo for transportation, voyage planning, managing relationships, identifying vessels to charter in, and operating such vessels.

The Company’s Ice-Class 1A vessels are under contract to be technically managed by a third-party manager with extensive expertise managing these vessel types and ice pilotage. The technical management of the remainder of the Company’s owned fleet continues to be performed in-house. The Company’s technical management personnel have experience in the complexities of oceangoing vessel operations, including the supervision of maintenance, repairs, improvements, drydocking and crewing. The technical management for the Company’s chartered-in vessels is performed by each respective ship owner.

Operations and Assets

The Company is a service business and its customers use its services because they believe the Company adds and creates value for them. To add value, the Company works with its customers to provide a range of logistics services beyond the traditional loading, carriage and discharge of cargoes. For example, The Company works with certain customers to review their contractual delivery terms and conditions, permitting those customers to reduce costs and risks while accelerating payments. As another example, one of its customers is heavily dependent upon a port that was insufficiently supported by port pilots for the approach to port. To permit a large expansion of its services for this client, the Company formed a separate pilots association to increase the number of available pilots and improve access to the port. As a result of efforts such as these, in some cases the Company is the de facto transportation department for certain clients.

The Company’s core offering is the safe, reliable, and timely loading, carriage, and discharge of cargoes for customers. This offering requires identifying customers, agreeing on the terms of service, selecting a vessel to undertake the voyage, working with port personnel to load and discharge cargo, and documenting the transfers of title upon loading or discharge of the cargo. As a result, the Company spends significant time and resources to identify and retain customers and source potential cargoes in its areas of operation. To further expand its customer base and potential cargoes, the Company has developed expertise in servicing ports and routes subject to severe ice conditions, including the Baltic Sea and the Northern Sea Route. The Company’s subsidiary, Nordic Bulk Carriers A/S (“NBC”), is an adviser to the European Commission on Arctic maritime issues.

To support its services, the Company operates a fleet of 14 owned vessels. As of March 15, 2015, these vessels and the vessels currently under construction are described in the table below:

Vessel Name	Type	DWT	Year Built	Yard	Rightship Stars	Type of Employment Charter
Newbuild 5*	Ultramax (Ice Class 1C)	59,000	2016	Oshima Shipbuilding	N/A	N/A

Newbuild 6*	Ultramax (Ice Class 1C)	59,000	2016	Oshima Shipbuilding	N/A	N/A

m/v Nordic Oasis	Panamax (Ice Class 1A)	76,180	2016	Oshima Shipbuilding	N/A	N/A

m/v Nordic Olympic	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding	5 star	NBC(1)

m/v Nordic Odin	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding	5 star	NBC(1)

m/v Nordic Oshima	Panamax (Ice Class 1A)	76,180	2014	Oshima Shipbuilding	5 star	NBC(1)

m/v Nordic Orion	Panamax (Ice Class 1A)	75,603	2011	Oshima Shipbuilding	5 star	NBC(1)

m/v Nordic Odyssey	Panamax (Ice Class 1A)	75,603	2010	Oshima Shipbuilding	5 star	NBC(1)

m/v Bulk Trident	Supramax	52,514	2006	Tsuneishi Heavy Industries (Cebu)	5 star	PBC(2)

m/v Bulk Newport	Supramax	52,587	2003	Shin Kurushima Toyohashi	5 star	PBC(2)

m/v Bulk Beothuk	Supramax	50,992	2002	Oshima Shipbuilding	4 star	PBC(2)

m/v Bulk Juliana	Supramax	52,510	2001	Shin Kurushima Toyohashi	5 star	PBC(2)

m/v Bulk Pangaea	Panamax	70,165	1996	Sumitomo Shipbuilding	4 star	PBC(2)

m/v Bulk Patriot	Panamax	73,700	1999	Sumitomo Shipbuilding	4 star	PBC(2)

m/v Nordic Bothnia	Handymax (Ice Class 1A)	43,706	1995	Daewoo	4 star	NBC(3)

m/v Nordic Barents	Handymax (Ice Class 1A)	43,702	1995	Daewoo	4 star	NBC(3)

m/v Bulk Discovery(4)	Panamax	69,349	1989	Tsuneishi Shipbuilding	4 star	PBC(2)

*	Name to be determined as these vessels are currently under construction with the expected delivery date listed in the build year column.

(1)	This vessel is time-chartered to Nordic Bulk Carriers A/S (“NBC”), a wholly-owned subsidiary of Nordic Bulk Holding ApS (“NBH”), a corporation that was duly organized in March 2009 under the laws of Denmark. The primary purpose of NBC is to manage and operate vessels. NBC specializes in ice trading, as well as the carriage of a wide range of commodities, including cement clinker, steel scrap, fertilizers, and grains. The Company has a 51% ownership interest in NBH. This vessel is chartered at a fixed rate of $12,000, plus 75% of the profit in excess of $12,000 to the shipowner.

(2)	This vessel is operated by the Company's wholly-owned subsidiary, Phoenix Bulk Carriers (BVI) Ltd. . (“PBC”).

(3)	This vessel is operated by NBC. The time-charter rate is currently $7,000 per day, renews on a yearly basis at renegotiated terms, and expires no sooner than December 2019.

(4)	The Company committed to selling the m/v Bulk Discovery.

The Company owns its vessels through separate wholly-owned subsidiaries and through joint venture entities with other owners, which the Company consolidates as variable interest entities in its consolidated financial statements. The Company’s five Ice-Class 1A Panamax vessels, the m/v Nordic Orion (“Orion”), the m/v Nordic Odyssey (“Odyssey”), the m/v Nordic Oshima (“Oshima”), the m/v Nordic Olympic (“Olympic”) and the m/v Nordic Odin (“Odin”) are owned by Nordic Bulk Holding Company Ltd., (“NBHC”), a corporation that was duly organized under the laws of Bermuda. NBHC was established in October 2012 for the purpose of owning Orion and Odyssey through wholly-owned subsidiaries Bulk Orion Ltd. (“Bulk Orion”) and Bulk Odyssey Ltd. (“Bulk Odyssey”) and to invest in additional vessels. During 2014, Bulk Nordic Oshima Ltd. (“Bulk Oshima”), Bulk Nordic Olympic Ltd. (“Bulk Olympic”) and Bulk Nordic Odin Ltd. (“Bulk Odin”) were organized under the laws of Bermuda for the purpose of owning Ice Class 1A Panamax newbuildings on order. Bulk Oshima, Bulk Olympic and Bulk Odin are wholly-owned subsidiaries of NBHC. Oshima was delivered on September 25, 2014, Olympic was delivered on February 6, 2015 and Odin was delivered on February 13, 2015. All of the vessels owned by NBHC are chartered to NBC at fixed rates, plus 75% of the profit in excess of the fixed rate. NBHC expects to take delivery of the remaining vessel on order in 2016. At December 31, 2014, the Company had a one-third interest in NBHC.

The Company owns 50% of Nordic Bulk Ventures Holding Company Ltd., (“BVH”), a corporation that was duly organized under the laws of Bermuda. BVH was established in August 2013 for the purpose of owning Bulk Nordic Five Ltd. (“Five”) and Bulk Nordic Six Ltd. (“Six”). Five and Six are corporations that were duly organized under the laws of Bermuda in November 2013 for the purpose of owning new ultramax newbuildings to be delivered in 2016. At December 31, 2014, The Company had a 50% ownership interest in BVH, the remainder of which is owned by a third-party.

In addition to its owned fleet, The Company operates chartered-in Panamax, Supramax, Handymax and Handysize drybulk carriers. On average, over the past three years, the Company has owned or employed a fleet of approximately 35 – 50 vessels at any one time. In 2013, the Company owned interests in an average of 12 vessels and chartered in an additional 215 for one or more voyages. In 2014, the Company owned interests in an average of 13 vessels and chartered in an additional 203 for one or more voyages. The Company generally charters in third-party vessels for periods of less than six months and, in all cases, less than nine months. Chartered-in contracts are negotiated through brokers, who are paid commission on a percentage basis. The Company believes that shorter-term charters afford it flexibility to match its variable costs to its customers’ service requirements. The Company also believes that this combination of owned and chartered-in vessels helps it to more efficiently match its customer demand than the Company could with only owned vessels or an entirely chartered-in fleet. The Company does not charter-in any vessels under speculative arrangements.

Corporate Structure

The Company is a holding company incorporated under the laws of Bermuda as an exempted company on April 29, 2014. Bulk Partners, which following the Mergers is wholly owned by the Company, is also a holding company that was incorporated under the laws of Bermuda as an exempted company on June 17, 2008, by three individuals who are collectively referred to as the Founders.

The Company owns its vessels through separate wholly-owned subsidiaries and through joint venture entities, which the Company consolidates as variable interest entities, incorporated in Bermuda and Denmark. Certain of its wholly-owned subsidiaries that are organized in Bermuda, British Virgin Islands, Panama, and Delaware provide it with vessel management services and administrative support.

The Company’s principal executive headquarters is located at 109 Long Wharf, Newport, Rhode Island 02840, and its phone number at that address is (401) 846-7790. The Company also has offices in Copenhagen, Denmark, Athens, Greece, Rio de Janeiro, Brazil and Singapore. The Company’s corporate website address is http://www.pangaeals.com.

The Company’s consolidated subsidiaries are as follows:

Company Name	Country of Organization	Proportion of Ownership Interest
Phoenix Bulk Carriers (BVI) Limited (“PBC”)	British Virgin Islands	100	%(A)
Phoenix Bulk Management Bermuda Limited	Bermuda	100	%(B)
Americas Bulk Transport (BVI) Limited	British Virgin Islands	100	%(C)
Bulk Ocean Shipping (Bermuda) Ltd.	Bermuda	100	%(D)
Phoenix Bulk Carriers (US) LLC	Delaware	100	%(E)
Allseas Logistics Bermuda Ltd.	Bermuda	100	%(F)
Bulk Discovery (Bermuda) Ltd. (“Bulk Discovery”)	Bermuda	100	%(G)
Bulk Cajun Bermuda Ltd. (“Bulk Cajun”)	Bermuda	90	%(G)
Bulk Patriot Ltd. (“Bulk Patriot”)	Bermuda	100	%(G)
Bulk Juliana Ltd. (“Bulk Juliana”)	Bermuda	100	%(G)
Bulk Trident Ltd. (“Bulk Trident”)	Bermuda	100	%(G)
Bulk Atlantic Ltd. (“Bulk Beothuk”)	Bermuda	100	%(G)
Nordic Bulk Barents Ltd. (“Bulk Barents”)	Bermuda	100	%(G)
Nordic Bulk Bothnia Ltd. (“Bulk Bothnia”)	Bermuda	100	%(G)
Nordic Bulk Carriers A/S (“NBC”)	Denmark	51	%(H)
Nordic Bulk Holding ApS (“NBH”)	Denmark	51	%(H)
109 Long Wharf LLC (“Long Wharf”)	Delaware	100	%(I)
Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”)	Bermuda	33	%(G)
Bulk Nordic Orion Ltd. (“Bulk Orion”)	Bermuda	33	%(G)
Bulk Nordic Oshima Ltd. (“Bulk Oshima”)	Bermuda	33	%(G)
Bulk Nordic Odin Ltd. (“Bulk Odin”)	Bermuda	33	%(G)
Bulk Nordic Olympic Ltd. (“Bulk Olympic”)	Bermuda	33	%(G)
Bulk Nordic Oasis Ltd. (“Bulk Oasis”)	Bermuda	33	%(G)
Nordic Bulk Holding Company Ltd. (“NBHC”)	Bermuda	33	%(J)
Bulk Nordic Five Ltd. (“Five”)	Bermuda	50	%(G)
Bulk Nordic Six Ltd. (“Six”)	Bermuda	50	%(G)
Nordic Bulk Ventures Holding Company Ltd. (“BVH”)	Bermuda	50	%(K)

(A)	The primary purpose of this corporation is to manage and operate ocean going vessels.

(B)	The primary purpose of this entity is to perform certain administrative management functions that have been assigned by PBC.

(C)	The primary purpose of this corporation is to provide logistics services to customers by chartering, managing and operating ships.

(D)	The primary purpose of this corporation is to manage the fuel procurement of the chartered vessels.

(E)	The primary purpose of this corporation is to act as the U.S. administrative agent for the Company.

(F)	The primary purpose of this corporation is to act as the treasury agent for The Company.

(G)	The primary purpose of these entities is owning bulk carriers.

(H)	The primary purpose of NBC is to provide logistics services to customers by chartering, managing and operating ships. NBH is the holding company of NBC.

(I)	109 Long Wharf LLC is a limited liability previously company owned by the Company’s security holders that was duly organized under the laws of Delaware for the purpose of holding real estate located in Newport, Rhode Island. Ownership of 109 Long Wharf was transferred to the Company of September 1, 2014.

(J)	The primary purpose of this entity is to own bulk carriers through wholly-owned subsidiaries. The Company’s interest in Odyssey, Orion, Oshima, Olympic and Odin is through its interest in NBHC.

(K)	The primary purpose of this entity is owning bulk carriers through wholly-owned subsidiaries. The Company’s interest in Five and Six is through its interest in BVH.

Crewing and Employees

Each of its vessels is crewed with 23-25 independently contracted officers and crew members and on certain vessels, directly contracted officers. Its technical managers are responsible for locating, contracting and retaining qualified officers for its vessels. The crewing agencies handle each crew member’s training, travel and payroll, and ensure that all the crew members on its vessels have the qualifications and licenses required to comply with international regulations and shipping conventions. The Company typically has more crew members on board than are required by the country of the vessel’s flag in order to allow for the performance of routine maintenance duties.

As of March 17, 2015, the Company employed 63 shore-based personnel and have approximately 286 independently contracted seagoing personnel on its owned vessels. The shore-based personnel are employed in the United States, Athens, Copenhagen, Brazil and Singapore.

Competition

The Company operates in markets that are highly competitive and based primarily on supply and demand for ocean transport of drybulk commodities. The Company competes for COAs on the basis of service, price, route history, size, age and condition of the vessel and for charters on the basis of service, price, vessel availability, size, age and condition of the vessel, as well as on its reputation as an owner and operator. The Company principally competes with owners and operators of Panamax, Supramax and Handymax vessels.

Seasonality

Demand for vessel capacity has historically exhibited seasonal variations and, as a result, fluctuations in charter rates. This seasonality may result in quarter-to-quarter volatility in its operating results. The dry bulk carrier market is typically stronger in the fall and winter months in anticipation of increased consumption of coal and other raw materials in the northern hemisphere during the winter months. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and supplies of certain commodities.

Permits and Authorizations

The Company is required by various governmental and quasi-governmental agencies to obtain certain permits and certificates with respect to its vessels. The kinds of permits and certificates required depend upon several factors, including the commodity transported, the waters in which the vessel operates, the nationality of the vessel’s crew and the age of the vessel. The Company has been able to obtain all permits and certificates currently required to permit its vessels to operate. Additional laws and regulations, environmental or otherwise, may be adopted which could limit its ability to do business or increase the cost of doing business.

Environmental and Other Regulations

Government regulation significantly affects the ownership and operation of its vessels. The Company is subject to international conventions and treaties, national, state and local laws and regulations in force in the countries in which its vessels may operate or are registered relating to safety and health and environmental protection including the storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials, and the remediation of contamination and liability for damage to natural resources. Compliance with such laws, regulations and other requirements entails significant expense, including vessel modifications and implementation of certain operating procedures.

A variety of government and private entities subject the Company’s vessels to both scheduled and unscheduled inspections. These entities include the local port authorities (such as the U.S. Coast Guard, harbor master or equivalent), classification societies, flag state administrations (countries of registry) and charterers, particularly terminal operators. Certain of these entities require them to obtain permits, certificates or approvals for the operation of its vessels. Failure to maintain necessary permits, certificates or approvals could require it to incur substantial costs or temporarily suspend the operation of one or more of its vessels.

The Company believes that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the dry bulk shipping industry. Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards. The Company is required to maintain operating standards for all of its vessels that emphasize operational safety, quality maintenance, continuous training of its officers and crews and compliance with United States and international regulations. The Company believes that the operation of its vessels is in substantial compliance with applicable environmental laws and regulations and that its vessels have all material permits, certificates or other approvals necessary for the conduct of its operations as of the date of this Form 10-K. However, because such laws and regulations are frequently changed and may impose increasingly strict requirements, the Company cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of its vessels. In addition, a future serious marine incident, such as the 2010 Deepwater Horizon oil spill, that results in significant oil pollution or otherwise causes significant adverse environmental impact could result in additional legislation or regulation that could negatively affect the Company’s profitability.

The laws and regulations discussed below may not constitute a comprehensive list of all such laws and regulations that are applicable to the operation of its vessels.

International Maritime Organization

The United Nations’ International Maritime Organization, or the IMO, has adopted the International Convention for the Prevention of Marine Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (collectively referred to as MARPOL 73/78 and herein as “MARPOL”). MARPOL entered into force on October 2, 1983. It has been adopted by over 150 nations, including many of the jurisdictions in which its vessels operate. MARPOL sets forth pollution-prevention requirements applicable to drybulk carriers, among other vessels, and is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried, in bulk, in liquid or packaged form, respectively; and Annexes IV and V relate to sewage and garbage management, respectively. Annex VI, separately adopted by the IMO in September of 1997, relates to air emissions.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution. Effective May 2005, Annex VI sets limits on nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000. It also prohibits “deliberate emissions” of “ozone depleting substances,” defined to include certain halons and chlorofluorocarbons. “Deliberate emissions” are not limited to times when the ship is at sea; they can for example include discharges occurring in the course of the ship’s repair and maintenance. Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls (PCBs)) are also prohibited. Annex VI also includes a global cap on the sulfur content of fuel oil (see below).

The IMO’s Marine Environment Protection Committee, or MEPC, adopted amendments to Annex VI on October 10, 2008, which amendments were entered into force on July 1, 2010. The Amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulphur contained in any fuel oil used onboard ships. As of January 1, 2012, the Amended Annex VI required that fuel oil contain no more than 3.50% sulfur (from the current cap of 4.50%). By January 1, 2020, sulfur content must not exceed 0.50%, subject to a feasibility review to be completed no later than 2018.

By January 1, 2015 ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1% (from 1.0%),. Amended Annex VI establishes procedures for designating new ECAs. Currently, the Baltic Sea and the North Sea have been so designated. Effective August 1, 2012, certain coastal areas of North America were designated ECAs, and effective January 1, 2014, applicable areas of the United States Caribbean Sea adjacent to Puerto Rico and the U.S. Virgin Islands were designated ECAs. Ocean-going vessels in these areas are subject to stringent emissions controls and will cause Pangaea to incur additional costs. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the EPA or the states where Pangaea operates, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of Pangaea’s operations.

As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships. It makes the Energy Efficiency Design Index, or EEDI, for new ships mandatory and the Ship Energy Efficiency Management Plan, or SEEMP, apply to all ships.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation. The U.S. Environmental Protection Agency promulgated equivalent (and in some senses stricter) emissions standards in late 2009.

Safety Management System Requirements

The IMO also adopted the International Convention for the Safety of Life at Sea, or SOLAS, and the International Convention on Load Lines, or the LL Convention, which impose a variety of standards that regulate the design and operational features of ships. The IMO periodically revises the SOLAS and LL Convention standards. May 2012 SOLAS amendments entered into force as of January 1, 2014. The Convention on Limitation of Liability for Maritime Claims, or LLMC, was recently amended and the amendments are expected to go into effect on June 8, 2015. The amendments alter the limits of liability for loss of life or personal injury claims and property claims against ship-owners.

The operation of the Company’s ships is also affected by the requirements set forth in Chapter IX of SOLAS, which sets forth the IMO’s International Management Code for the Safe Operation of Ships and Pollution Prevention, or the ISM Code. The ISM Code requires ship owners and ship managers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The Company relies upon the safety management system that the Company and its technical manager have developed for compliance with the ISM Code. The failure of a ship owner to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. As of the date of this filing, each of its vessels is ISM code-certified.

The ISM Code requires that vessel operators obtain a safety management certificate, or SMC, for each vessel they operate. This certificate evidences compliance by a vessel’s operators with the ISM Code requirements for a safety management system, or SMS. No vessel can obtain an SMC under the ISM Code unless its manager has been awarded a document of compliance, or DOC, issued in most instances by the vessel's flag state. The Company’s appointed ship managers have obtained documents of compliance for their offices and safety management certificates for all of its vessels for which the certificates are required by the IMO. The document of compliance, or the DOC, and ship management certificate, or the SMC, are renewed as required.

The IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on the Company’s operations.

International Labor Organization

The International Labor Organization (ILO) is a specialized agency of the UN with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labor Convention 2006, or MLC 2006. A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance is required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. The MLC 2006 entered into force on August 20, 2013, at which time all of the Company’s vessels were in full compliance with its requirements.

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions. For example, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention's implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. The BWM Convention will not enter into force until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping tonnage. To date, there has not been sufficient adoption of this standard for it to take force. However, Panama may adopt this standard in the relatively near future, which would be sufficient for it to take force. Upon entry into force of the BWM Convention, mid-ocean ballast exchange would be mandatory for its vessels. The cost of compliance could increase for ocean carriers, and these costs may be material. The Company’s vessels would be required to be equipped with a ballast water treatment system that meets mandatory concentration limits not later than the first intermediate or renewal survey, whichever occurs first, after the anniversary date of delivery of the vessel in 2014, for vessels with ballast water capacity of 1500 – 5000 cubic meters, or after such date in 2016, for vessels with ballast water capacity of greater than 5000 cubic meters. If mid-ocean ballast exchange or ballast water treatment requirements become mandatory, the cost of compliance could increase for ocean carriers. Although the Company does not believe the costs of compliance with mandatory mid-ocean ballast exchange would be material, it is difficult to predict the overall impact of such a requirement on its operations.

The IMO adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage, or the Bunker Convention, to impose strict liability on ship owners for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the Convention on Limitation of Liability for Maritime Claims of 1976, as amended). With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

In March 2006, the IMO amended Annex I to MARPOL, including a new regulation relating to oil fuel tank protection, which became effective August 1, 2007. The new regulation applies to various ships delivered on or after August 1, 2010. It includes requirements for the protected location of the fuel tanks, performance standards for accidental oil fuel outflow, a tank capacity limit and certain other maintenance, inspection and engineering standards.

Noncompliance with the ISM Code or other IMO regulations may subject the Company to increased liability, lead to decreases in available insurance coverage for affected vessels or result in the denial of access to, or detention in, some ports. As of the date of this report, each of the Company’s vessels is ISM Code certified. However, there can be no assurance that such certificate will be maintained.

The U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act

OPA established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade with the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States’ territorial sea and its 200 nautical mile exclusive economic zone around the United States. The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea. OPA and CERCLA both define “owner and operator” in the case of a vessel as any person owning, operating or chartering by demise, the vessel. Both OPA and CERCLA impact the Company’s operations.

Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels. OPA defines these other damages broadly to include:

•	injury to, destruction or loss of, or loss of use of, natural resources and related assessment costs;

•	injury to, or economic losses resulting from, the destruction of real and personal property;

•	net loss of taxes, royalties, rents, fees or net profit revenues resulting from injury, destruction or loss of real or personal property, or natural resources;

•	loss of subsistence use of natural resources that are injured, destroyed or lost;

•	lost profits or impairment of earning capacity due to injury, destruction or loss of real or personal property or natural resources; and

•	net cost of increased or additional public services necessitated by removal activities following a discharge of oil, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs. Effective July 31, 2009, the U.S. Coast Guard adjusted the limits of OPA liability for non-tank vessels (e.g. drybulk) to the greater of $1,000 per gross ton or $854,400 (subject to periodic adjustment for inflation). These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct. The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident where the responsibility party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

CERCLA contains a similar liability regime whereby owners and operators of vessels are liable for cleanup, removal and remedial costs, as well as damages for injury to, or destruction or loss of, natural resources, including the reasonable costs associated with assessing same, and health assessments or health effects studies. There is no liability if the discharge of a hazardous substance results solely from the act or omission of a third party, an act of God or an act of war. Liability under CERCLA is limited to the greater of $300 per gross ton or $5.0 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $500,000 for any other vessel. These limits do not apply (rendering the responsible person liable for the total cost of response and damages) if the release or threat of release of a hazardous substance resulted from willful misconduct or negligence, or the primary cause of the release was a violation of applicable safety, construction or operating standards or regulations. The limitation on liability also does not apply if the responsible person fails or refused to provide all reasonable cooperation and assistance as requested in connection with response activities where the vessel is subject to OPA.

OPA and CERCLA both require owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee.

The 2010 Deepwater Horizon oil spill in the Gulf of Mexico may also result in additional regulatory initiatives or statutes, including the raising of liability caps under OPA. Compliance with any new requirements of OPA may substantially impact the Company’s cost of operations or require it to incur additional expenses to comply with any new regulatory initiatives or statutes. Additional legislation or regulations applicable to the operation of its vessels that may be implemented in the future could adversely affect its business.

The Company currently maintains pollution liability coverage insurance in the amount of $1.0 billion per incident for each of the Company’s vessels. If the damages from a catastrophic spill were to exceed The Company’s insurance coverage it could have an adverse effect on its business and results of operation.

OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, provided they accept, at a minimum, the levels of liability established under OPA and some states have enacted legislation providing for unlimited liability for oil spills. In some cases, states which have enacted such legislation have not yet issued implementing regulations defining vessel owners’ responsibilities under these laws. The Company intends to comply with all applicable state regulations in the ports where its vessels call. The Company believes that it is in substantial compliance with all applicable existing state requirements. In addition, the Company intends to comply with all future applicable state regulations in the ports where its vessels call.

International Code for Ships Operating in Polar Waters

The IMO in November 2014 adopted the International Code for Ships Operating in Polar Waters (the “Polar Code”), and related amendments to the International Convention for the Safety of Life at Sea (“SOLAS”) to make it mandatory.

The expected date of entry into force of the SOLAS amendments is January 1, 2017, under the tacit acceptance procedure. It will apply to new ships constructed after that date. Ships constructed before January 1, 2017 will be required to meet the relevant requirements of the Polar Code by the first intermediate or renewal survey, whichever occurs first, after January 1, 2018.

The Polar Code will be mandatory under both SOLAS and MARPOL because it contains both safety and environment related provisions. In October 2014, IMO’s Marine Environment Protection Committee (“MEPC”) approved the necessary draft amendments to make the environmental provisions in the Polar Code mandatory under MARPOL. The MEPC is expected to adopt the Code and associated MARPOL amendments at its next session in May 2015, with an entry-into-force date to be aligned with the SOLAS amendments.

Other Environmental Initiatives

The U.S. Clean Water Act, or CWA, prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages and complements the remedies available under OPA and CERCLA. Furthermore, many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

The EPA regulates the discharge of ballast water and other substances in U.S. waters under the CWA. EPA regulations require vessels 79 feet in length or longer (other than commercial fishing and recreational vessels) to comply with a Vessel General Permit authorizing ballast water discharges and other discharges incidental to the operation of vessels. The Vessel General Permit imposes technology and water-quality based effluent limits for certain types of discharges and establishes specific inspection, monitoring, recordkeeping and reporting requirements to ensure the effluent limits are met. On March 28, 2013, the EPA re-issued the VGP for another five years, which took effect December 19, 2013. The 2013 VGP contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in US waters, more stringent requirements for exhaust gas scrubbers and the use of environmentally acceptable lubricants.

U.S. Coast Guard regulations adopted under the U.S. National Invasive Species Act, or NISA, also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters. As of June 21, 2012, the U.S. Coast Guard implemented revised regulations on ballast water management by establishing standards on the allowable concentration of living organisms in ballast water discharged from ships in U.S. waters. The revised ballast water standards are consistent with those adopted by the IMO in 2004. Compliance with the EPA and the U.S. Coast Guard regulations could require the installation of certain engineering equipment and water treatment systems to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial cost, or may otherwise restrict its vessels from entering U.S. waters.

European Union Regulations

In October 2009, the European Union amended a directive to impose criminal sanctions for illicit ship-source discharges of polluting substances, including minor discharges, if committed with intent, recklessly or with serious negligence and the discharges, individually or in the aggregate result in deterioration of the quality of water. Aiding and abetting the discharge of a polluting substance may also lead to criminal penalties. Member States were required to enact laws or regulations to comply with the directive by the end of 2010. Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims. The directive applies to all types of vessels, irrespective of their flag, but certain exceptions apply to warships or where human safety or that of the ship is in danger.

The European Union has adopted several regulations and directives requiring, among other things, more frequent inspections of high-risk ships, as determined by type, age, and flag as well as the number of times the ship has been detained. The European Union also adopted and then extended a ban on substandard ships and enacted a minimum ban period and a definitive ban for repeated offenses. The regulation also provided the European Union with greater authority and control over classification societies, by imposing more requirements on classification societies and providing for fines or penalty payments for organizations that failed to comply.

With effect from January 1, 2010, Directive 2005/33/EC of the European Parliament and of the Council of July 6, 2005, amending Directive 1999/32/EC came into force. The objective of the directive is to reduce emission of sulfur dioxide and particulate matter caused by the combustion of certain petroleum derived fuels.

The directive imposes limits on the sulfur content of such fuels as a condition of their use within a Member State territory. The maximum sulfur content for marine fuels used by inland waterway vessels and ships at berth in ports in EU countries after January 1, 2010, is 0.10% by mass. As of January 1, 2015, all vessels operating within Emissions Control Areas, or ECAs, worldwide must comply with 0.1% sulfur requirements. Currently, the only grade of fuel meeting 0.1% sulfur content requirement is low sulfur marine gas oil, or LSMGO. As of July 1, 2010, the reduction of applicable sulfur content limits in the North Sea, the Baltic Sea and the English Channel Sulfur Control Areas will be 0.1%. The Company does not expect that it will be required to modify any of its vessels to meet any of the foregoing low sulfur fuel requirements. On July 15, 2011, the European Commission also adopted a proposal for an amendment to Directive 1999/32/EC which would align requirements with those imposed by the revised MARPOL Annex VI which introduced stricter sulfur limits.

Greenhouse Gas Regulation

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions. However, in July 2011, MEPC adopted two new sets of mandatory requirements to address greenhouse gas emissions from ships that entered into force in January 2013. Currently operating ships will be required to develop Ship Energy Efficiency Management Plans, and minimum energy efficiency levels per capacity mile, outlined in the Energy Efficiency Design Index, will apply to new ships. These requirements could cause the Company to incur additional compliance costs. The IMO is also planning to implement market-based mechanisms to reduce greenhouse gas emissions from ships at an upcoming MEPC session. The European Union has indicated that it intends to propose an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from marine vessels, and in January 2012 the European Commission launched a public consultation on possible measures to reduce greenhouse gas emissions from ships. In the United States, the EPA has issued a finding that greenhouse gases endanger the public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. Although the mobile source emissions regulations do not apply to greenhouse gas emissions from vessels, such regulation of vessels is foreseeable, and the EPA has in recent years received petitions from the California Attorney General and various environmental groups seeking such regulation. Any passage of climate control legislation or other regulatory initiatives by the IMO, European Union, the U.S. or other countries where the Company operates, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require The Company to make significant financial expenditures which the Company cannot predict with certainty at this time.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001 in the United States, there have been a variety of initiatives intended to enhance vessel security such as the Maritime Transportation Security Act of 2002, or MTSA. To implement certain portions of the MTSA, in July 2003, the U.S. Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. The regulations also impose requirements on certain ports and facilities, some of which are regulated by the U.S. Environmental Protection Agency, or the EPA.

Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security. The new Chapter V became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, and mandates compliance with the International Ship and Port Facilities Security Code, or the ISPS Code. The ISPS Code is designed to enhance the security of ports and ships against terrorism. To trade internationally, a vessel must attain an International Ship Security Certificate, or ISSC, from a recognized security organization approved by the vessel’s flag state. Among the various requirements are:

•	on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status;

•	on-board installation of ship security alert systems, which do not sound on the vessel but only alert the authorities on shore;

•	the development of vessel security plans;

•	ship identification number to be permanently marked on a vessel’s hull;

•	a continuous synopsis record kept onboard showing a vessel’s history including the name of the ship, the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship’s identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and

•	compliance with flag state security certification requirements.

Ships operating without a valid certificate may be detained at port until it obtains an ISSC, or it may be expelled from port, or refused entry at port.

Furthermore, additional security measures could be required in the future which could have a significant financial impact on the Company. The U.S. Coast Guard regulations, intended to be aligned with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures, provided such vessels have on board a valid ISSC that attests to the vessel's compliance with SOLAS security requirements and the ISPS Code.

The Company intends to implement the various security measures addressed by MTSA, SOLAS and the ISPS Code, and the Company intends that its fleet will comply with applicable security requirements. The Company has implemented the various security measures addressed by the MTSA, SOLAS and the ISPS Code.

Inspection by Classification Societies

Every oceangoing vessel must be “classed” by a classification society. The classification society certifies that the vessel is “in class,” signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel's country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

The classification society also undertakes on request other surveys and checks that are required by regulations and requirements of the flag state. These surveys are subject to agreements made in each individual case and/or to the regulations of the country concerned.

For maintenance of the class certification, regular and extraordinary surveys of hull, machinery, including the electrical plant, and any special equipment classed are required to be performed as follows:

•	Annual Surveys: For seagoing ships, annual surveys are conducted for the hull and the machinery, including the electrical plant, and where applicable for special equipment classed, within three months before or after each anniversary date of the date of commencement of the class period indicated in the certificate.

•	Intermediate Surveys: Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and each class renewal. Intermediate surveys are to be carried out at or between the occasion of the second or third annual survey.

•	Class Renewal Surveys: Class renewal surveys, also known as special surveys, are carried out for the ship’s hull, machinery, including the electrical plant, and for any special equipment classed, at the intervals indicated by the character of classification for the hull. At the special survey, the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals. The classification society may grant a one-year grace period for completion of the special survey. Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey every four or five years, depending on whether a grace period was granted, a shipowner has the option of arranging with the classification society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five-year cycle. Upon a shipowner’s request, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class. This process is referred to as continuous class renewal.

All areas subject to survey as defined by the classification society are required to be surveyed at least once per class period, unless shorter intervals between surveys are prescribed elsewhere. The period between two subsequent surveys of each area must not exceed five years.

Most vessels undergo regulatory inspection every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections. If any defects are found, the classification surveyor will issue a recommendation which must be rectified by the ship owner within prescribed time limits. The Company expects to drydock 6 vessels and 1 vessel during 2015 and 2016, respectively, at an aggregate anticipated cost of $4.6 million and $0.1 million, respectively, not including any unanticipated repairs. The Company estimates that drydocking a vessel is typically for a period of 15 to 30 days, depending on the size and condition of the vessel.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a classification society which is a member of the International Association of Classification Societies. All of the Company’s vessels are certified as being “in class” either by Det Norske Veritas, Nippon Kaiji Kiokai or Bureau Veritas. All new and second hand vessels that the Company purchases must be certified prior to their delivery under its standard purchase contracts and memorandum of agreement. For the second hand vessels, the same is verified by a Class Maintenance Certificate issued within 72 hours prior to delivery. If the vessel is not certified on the date of closing, the Company has the option to cancel the agreement due to Seller’s default and not take delivery of the vessel.

Risk of Loss and Insurance

General

The operation of any dry bulk vessel includes risks such as mechanical failure, collision, property loss, cargo loss or damage and business interruption due to political circumstances in foreign countries, hostilities and labor strikes. In addition, there is always an inherent possibility of marine disaster, including oil spills (e.g. fuel oil) and other environmental mishaps, and the liabilities arising from owning and operating vessels in international trade. OPA, which imposes virtually unlimited liability upon owners, operators and demise charterers of vessels trading in the United States exclusive economic zone for certain oil pollution accidents in the United States, has made liability insurance more expensive for ship owners and operators trading in the U.S. market.

While the Company maintains hull and machinery insurance, war risks insurance, protection and indemnity cover and freight, demurrage and defense cover for its operating fleet in amounts that the Company believes to be prudent to cover normal risks in its operations, the Company may not be able to achieve or maintain this level of coverage throughout a vessel’s useful life. Furthermore, while the Company believes that its current insurance coverage is adequate, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that the Company will always be able to obtain adequate insurance coverage at reasonable rates.

Hull & Machinery and War Risks Insurance

The Company maintains marine hull and machinery and war risks insurances, which cover the risk of actual or constructive total loss for all of its vessels. Its vessels are each covered up to at least their fair market value with a deductible of $100,000 per vessel per incident.

Protection and Indemnity Insurance

Protection and indemnity insurance is a form of mutual indemnity insurance and is provided by mutual protection and indemnity associations, or P&I Associations, which insure the Company’s third party liabilities in connection with its shipping activities. This includes third-party liability and other related expenses resulting from the injury, illness or death of crew, passengers and other third parties, the loss or damage to cargo, claims arising from collisions with other vessels, damage to other third-party property, pollution arising from oil or other substances and salvage, towing and other related costs, including wreck removal. Subject to the “capping” discussed below, the Company’s coverage, except for pollution, is unlimited.

The Company’s current protection and indemnity insurance coverage for pollution is $1.0 billion per vessel per incident. The 13 P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. As a member of a P&I Association, which is a member of the International Group, the Company is subject to calls payable to the associations based on the group’s claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I Associations comprising the International Group.

Properties

The Company maintains office space at 109 Long Wharf, Newport, Rhode Island 02840 and leases office space in Copenhagen, Athens, Rio de Janeiro and Singapore.

Legal Proceedings

The Company is not and has not been involved in any legal proceedings which may have, or have had, a significant effect on its business, financial position and results of operations or liquidity, nor is the Company aware of any proceedings that are pending or threatened which may have a significant effect on its business, financial position, results of operations, or liquidity. From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. The Company expects that these claims would be covered by insurance, subject to customary deductibles. Any such claims, even if lacking merit, could result in the expenditure of managerial resources and materially adversely affect its business, financial condition and results of operations.

Exchange Controls

The Bermuda Monetary Authority, or the BMA, must give permission for all issuances and transfers of securities of a Bermuda exempted company like the Company, unless the proposed transaction is exempted by the BMA’s written general permissions. The Company intends to apply for general permission from the BMA to issue any unissued common shares and for the free transferability of its common shares as long as its common shares are listed on an “appointed stock exchange.” The Company expects to apply to list its common shares on the NASDAQ Global Select Market, which is an “appointed stock exchange.” Upon such listing, a general permission issued by the BMA in response to its application would result in its common shares being freely transferable among persons who are residents and non-residents of Bermuda.

Although the Company is incorporated in Bermuda, the Company is classified as a non-resident of Bermuda for exchange control purposes by the BMA. Other than transferring Bermuda Dollars out of Bermuda, there are no restrictions on its ability to transfer funds into and out of Bermuda or to pay dividends in currency other than Bermuda Dollars to U.S. residents (or other non-residents of Bermuda) who are holders of its common shares.

In accordance with Bermuda law, share certificates may be issued only in the names of corporations, individuals or legal persons. In the case of an applicant acting in a special capacity (for example, as an executor or trustee), certificates may, at the request of the applicant, record the capacity in which the applicant is acting. Notwithstanding the recording of any such special capacity, the Company is not bound to investigate or incur any responsibility in respect of the proper administration of any such estate or trust.

The Company will take no notice of any trust applicable to any of its shares or other securities whether or not the Company had notice of such trust.

INDUSTRY AND MARKET CONDITIONS

Market Overview

Ocean going vessels represent the most efficient and often the only means of transporting large volumes of dry cargos over long distances. Dry bulk cargo includes both major and lesser commodities such as coal, iron ore, grain, bauxite, cement clinker, and limestone. Dry bulk trade is influenced by the underlying demand for the dry bulk commodities which in turn is influenced by the global economic activity.

The world’s fleet of vessels dedicated to carrying dry bulk cargoes is generally divided into six major categories, based on a vessel’s cargo carrying capacity. These categories are: Handysize, Supramax, Panamax, Post Panamax, Capesize and Very Large Ore Carrier. Certain routes and geographies are less accessible to certain vessel sizes. For example, Panamax and Supramax vessels are the main dry bulk vessel types deployed in the Baltic due to draft restrictions. Similarly, the main dry bulk vessel size deployed on the Northern Sea Route (NSR) along the coast of Russia is Panamax.

Dry bulk vessels are employed through a number of different chartering options. The most common ones are time charters, spot charters, and voyage charters. Historically, charter rates have been volatile driven by the underlying balance between vessel supply and demand. Since 2011, rates have generally been low as result of the gap between dry bulk carrier demand and supply. Ice class vessels, when operating in ice-bound areas, usually command a rate premium to conventional trades.

Dry Bulk Shipping — the Main Participants

In the dry bulk shipping industry there are multiple functions, with individual parties carrying out one or more of such functions. In general, the principal functions within dry bulk shipping are as follows:

•	Ship Owner or Registered Owner — Generally, this is the Company retaining the legal title of ownership over a vessel.

•	Ship Operator — Generally, this is the Company seeking to generate profit either through the chartering of ships they own or charter-in to others or the transportation of cargoes. Those companies focusing on the transportation of cargoes will likely enter into charters to others but those companies focusing on chartering ships to others only infrequently act to carry cargoes for customers.

•	Shipmanager/Commercial Manager — This is a company designated to be responsible for the day to day commercial running of the ship and the best contact for the ship regarding commercial matters, including post fixture responsibilities, such as laytime, demurrage, insurance and charter clauses. These companies undertake the activities of ship operators but, unlike a ship operator, they do not own or charter-in the vessels at their own risk.

•	Technical Manager — This is a company specifically responsible for the technical operation and technical superintendence of a ship. This company may also be responsible for hiring, training and supervising ship officers and crew, and for all aspects of the day to day operation of the fleet, including repairs work, spare parts inventory, re-engining, surveys and dry-docking.

•	Cargo Owner — This is normally a producer (e.g., a miner), consumer (e.g., a steel mill) or trading house who requires transportation of cargo by a cargo focused ship operator.

The Freight Market

Dry bulk vessels are employed in the market through a number of different chartering options. The general terms typically found in these types of contracts are described below.

•	Time Charter. A charter under which the vessel owner (or “tonnage provider”) is paid charterhire on a per-day basis for a specified period of time. Typically, the shipowner receives semi-monthly charterhire payments on a U.S. dollar-per-day basis and is responsible for providing the crew and paying vessel operating expenses while the charterer is responsible for paying the voyage expenses and additional voyage insurance. The ship owner is also responsible for the vessel’s intermediate and special survey (heavy mandatory maintenance) costs. Under time charters, including trip time charters, the charterer pays voyage expenses such as port, canal and fuel costs and bunkers.

•	Trip Charter. A time charter for a trip to carry a specific cargo from a load port to a discharge port at a set daily rate.

•	Voyage Charter. A charter to carry a specific amount and type of cargo on a load-port to discharge-port basis, subject to various cargo handling terms. Most of these charters are of a single voyage nature, as trading patterns do not encourage round trip voyage trading. The service provider receives payment based on a price per ton of cargo loaded on board. The service provider is responsible for the payment of all voyage and operating expenses, as well as the costs of owning or hiring the vessel.

•	Spot Charter. A spot charter generally refers to a voyage charter or a trip charter, which generally last from 10 days to three months.

•	Contract of Affreightment. A contract of affreightment, or CoA, relates to the carriage of multiple cargoes over the same route and enables the service provider to nominate different vessels to perform the individual voyages. Essentially, it constitutes a series of voyage charters to carry a specified amount of cargo during the term of the CoA, which usually spans a number of months or years. Freight normally is agreed on a U.S. dollar-per-ton carried basis with bunker adjustments.

•	Bareboat Charter. A bareboat charter involves the use of a vessel usually over longer periods of time ranging over several years. In this case, all voyage related costs, mainly vessel fuel and port dues, as well as all vessel operating expenses, such as day-to-day operations, maintenance, crewing and insurance, are for the charterer’s account. The owner of the vessel receives monthly charterhire payments on a U.S. dollar per day basis and is responsible only for the payment of capital costs related to the vessel. A bareboat charter is also known as a “demise charter” or a “time charter by demise.”

Charter Rates

As noted above, at its simplest level, the bulk carrier market operates at two levels — period and spot. The latter sees ships regularly open for new business and so most frequently exposed to the immediate volatility of market sentiment. The former sees the charter commitment and income stream fixed over a period.

In the time charter market, rates vary depending on the length of the charter period and vessel specific factors such as age, speed, size and fuel consumption. In the voyage charter market, rates are influenced by cargo size, commodity, port dues and canal transit fees, as well as delivery and redelivery regions.

In general, a larger cargo size is quoted at a lower rate per ton than a smaller cargo size. Routes with costly ports or canals generally command higher rates. Voyages loading from a port where vessels usually discharge cargo, or discharging at a port where vessels usually load cargo, are generally quoted at lower rates. These voyages are known as “backhaul” voyages.

In some cases charters will include an additional payment known as a ballast bonus. A ballast bonus is a lump sum payment made to a shipowner or operator (by the charterer) as compensation for delivering a ship in a particular loading region of the world. For a ship to enter a loading region an empty (ballast leg) may be required because there are no inbound cargoes. Normally the charterer will pay for this leg. The ballast bonus should reflect the cost of the empty ballast in terms of time and fuel. A typical fixture that involves a ballast bonus might be expressed as “freight hire of US$20,000 per day, plus a ballast bonus of US$280,000 lump sum”.

Within the dry bulk shipping industry, the freight rate indices issued by the Baltic Exchange in London are the references most likely to be monitored. These references are based on actual charter hire rates under charters entered into by market participants as well as daily assessments provided to the Baltic Exchange by a panel of major shipbrokers. The Baltic Exchange, an independent organization comprising shipbrokers, shipping companies and other shipping players, provides daily independent shipping market information and has created freight rate indices reflecting the average freight rates (that incorporate actual business concluded as well as daily assessments provided to the exchange by a panel of independent shipbrokers) for the major bulk vessel trading routes. These indices include the Baltic Panamax Index, or BPI, the index with the longest history and, more recently, the Baltic Capesize Index, or BCI.

Dry Bulk Trades Requiring Ice Class Tonnage

Ice class vessels are required to serve ports that must be accessed by routes crossing seasonal or year-round ice-covered oceans, lakes, seas or rivers. Ice class vessels are mainly deployed in the Baltic Sea, the Northern Sea Route (NSR) and the Great Lakes/St. Lawrence Seaway. These regions have experienced strong trade growth in dry bulk cargoes, driven in particular by increased mining activities supported by strong commodity demand in Asia, decreased level of ice and technology advancement in shipping.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below, which we believe represent the material risks related to our business and our securities, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. In connection with such forward looking statements, you should also carefully review the cautionary statements referred to under “Special Note Regarding Forward Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Relating to the Company’s Industry

The cyclical and volatile nature of the seaborne drybulk transportation industry may lead to decreases in charter and freight rates, which may have an adverse effect on the Company’s revenues, earnings and profitability and its ability to comply with its loan covenants. Demand remains generally weak, rates have been soft and asset values for modern tonnage decreased at the end of the year due to the present over-supply of dry bulk carriers.

The seaborne drybulk transportation industry is cyclical and volatile, and the downturn in the drybulk charter market has severely affected the entire drybulk shipping industry. There can be no assurance that drybulk charter rates will increase and rates could decline further. The decline in and volatility of charter and freight rates has been due to various factors, including revised downward estimates of world economic growth, the Japanese economy continuing to suffer from slower growth, the European economy continuing to experience weak growth and a decline in industrial production, the Chinese economy experiencing a slowdown in both investment and industrial production, a strong U.S. Dollar and the associated weakening of other world currencies and the deflationary cycle being experienced in many commodities such as iron ore, coal and agricultural products. Concurrently, with these factors, vessel supply continues to increase.

Although our operating fleet is primarily chartered-in on a short term basis and though lower charter rates result in lower vessel hire costs, if low charter and freight rates in the drybulk market decline for any significant period, this could have an adverse effect on our vessel values and earnings on our owned fleet, and similarly, could affect our cash flows, liquidity and ability to comply with the financial covenants in our loan agreements. In addition, the decline in the drybulk carrier market has had and may continue to have additional adverse consequences for the drybulk shipping industry, including an absence of financing for vessels and little or no active secondhand market for the sale of vessels. Accordingly, the value of our common shares could be substantially reduced or eliminated.

Because we employ our vessels under a mix of voyage charters and time charters and contracts of affreightment (COA’s), which typically extend for varying lengths of time of between one month to ten years, we are exposed to changes in market rates for drybulk carriers and such changes may affect our earnings and the value of our owned drybulk carriers at any given time. A COA relates to the carriage of multiple cargoes over the same route and enables the COA holder to nominate different vessels to perform individual voyages. We may not be able to successfully employ our vessels in the future or renew existing contracts at rates sufficient to allow us to meet our obligations. We are also exposed to volatility in the market rates we pay to charter-in vessels. Fluctuations in charter and freight rates result from changes in the supply of and demand for vessel capacity and changes in the demand for seaborne carriage of commodities. Because the factors affecting the supply of and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable.

Factors that influence demand for vessel capacity include:

•	supply and demand of energy resources, commodities, semi-finished and finished consumer and industrial products;

•	changes in the exploration or production of energy resources, commodities, semi-finished and finished consumer and industrial products;

•	the location of regional and global exploration, production and manufacturing facilities;

•	the location of consuming regions for energy resources, commodities, semi-finished and finished consumer and industrial products;

•	the globalization of production and manufacturing;

•	global and regional economic and political conditions, including armed conflicts, terrorist activities, embargoes and strikes;

•	natural disasters and other disruptions in international trade;

•	developments in international trade;

•	changes in seaborne and other transportation patterns, including the distance cargo is transported by sea;

•	environmental and other regulatory developments;

•	currency exchange rates;

•	bunker (fuel) prices; and

•	weather.

The factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	port and canal congestion;

•	the scrapping rate of older vessels;

•	vessel casualties;

•	the number of vessels that are out of service.

In addition to the prevailing and anticipated charter and freight rates, factors that affect the rate of newbuilding, scrapping and laying-up include newbuilding prices, secondhand vessel values in relation to scrap prices, costs of bunker fuels and other operating costs, costs associated with classification society surveys, normal maintenance and insurance coverage, the efficiency and age profile of the existing drybulk fleet in the market and government and industry regulation of maritime transportation practices, particularly environmental protection laws and regulations. These factors influencing the supply of and demand for shipping capacity are outside of our control, and we may not be able to correctly assess the nature, timing and degree of changes in industry conditions.

We anticipate that the future demand for our drybulk carriers and our transportation services will be dependent upon economic growth in world economies and its associated industrial production, seasonal and regional changes in demand, changes in the capacity of the global drybulk carrier fleet and the sources and supply of drybulk cargoes to be transported by sea. Given the large number of new drybulk carriers currently on order with shipyards, the capacity of the global drybulk carrier fleet seems likely to increase even if economic growth does not similarly increase. Adverse economic, political, social or other developments could have a material adverse effect on our business and operating results.

An over-supply of drybulk carrier capacity may prolong or further depress the current low charter and freight rates and, in turn, adversely affect our profitability.

The market supply of drybulk carriers has been increasing as a result of the delivery of numerous newbuilding orders over the last few years. Newbuildings have been delivered in significant numbers since the beginning of 2006 and vessel supply growth has been outpacing vessel demand growth, causing downward pressure on charter rates. Until the new supply is fully absorbed by the market, charter rates may continue to be under pressure due to vessel supply in the near to medium term. Although the Company typically enters into back-haul COAs to offset the large uncompensated cost of positioning vessels for front–haul voyages, if market conditions persist or worsen, upon the expiration or termination of our vessels’ COAs, we may only be able to re-employ our vessels at reduced or unprofitable rates, or we may not be able to employ our vessels at all. The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The market values of our owned vessels may decrease, which could limit the amount of funds that we can borrow or cause us to breach certain covenants in our credit facilities and we may incur a loss if we sell vessels following a decline in their market value.

The fair market values of our owned vessels have generally experienced high volatility, and you should expect the market values of our vessels to fluctuate depending on a number of factors including:

•	prevailing level of charter and freight rates;

•	general economic and market conditions affecting the shipping industry;

•	types and sizes of vessels;

•	supply of and demand for vessels;

•	other modes of transportation;

•	cost of newbuildings;

•	governmental and other regulations; and

•	technological advances.

In addition, as vessels grow older, they generally decline in value. If the market values of our owned vessels decrease, we may not be in compliance with certain covenants in our credit facilities secured by mortgages on our drybulk vessels unless we provide additional collateral or prepay a portion of the loan to a level where we are again in compliance with our loan covenants. As of December 31, 2014, we were not in compliance with all of our covenants contained in our debt agreements. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Borrowing Activities.”

In addition, if we sell one or more of our vessels at a time when vessel prices have fallen and before we have recorded an impairment adjustment to our consolidated financial statements, the sale proceeds may be less than the vessel’s carrying value on our consolidated financial statements, resulting in a loss and a reduction in earnings.

The carrying amounts of vessels held and used by us are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel’s carrying amount. This assessment is made at the asset group level which represents the lowest level for which identifiable cash flows are largely independent of other groups of assets. The asset groups are defined by vessel size and classification. At December 31, 2014, we identified a potential impairment indicator by reference to industry-wide estimated market values of all vessels of the same size range and age. As a result, we evaluated each asset group for impairment by estimating the total undiscounted cash flows expected to result from the use of the asset group and its eventual disposal. At December 31, 2014, the carrying amount of the m/v Bulk Discovery was determined to be higher than its estimated undiscounted future cash flows because of the higher than expected estimate of upcoming drydocking costs. At December 31, 2014, the carrying amount of the m/v Nordic Barents and m/v Nordic Bothnia were determined to be higher than their estimated undiscounted future cash flows because the TCE rates anticipated in the Company’s annual budget for 2015, which were used to calculate such cash flows, were lower than the rates forecasted as of the third quarter due to deteriorated market conditions in the fourth quarter. As a result, a loss on impairment of approximately $10.0 million is included in the consolidated statements of operations for the year ended December 31, 2014. In addition, the Company sold the m/v Bulk Cajun in February 2015. A loss on impairment of approximately $1.5 million is included in the consolidated statements of operations for the year ended December 31, 2014 because the vessel was sold for its scrap value, which was less than its carrying amount.

The Company has relied on financial support from its founders and investors through related party loans, which may not be available to the Company in the future.

From time to time, we have obtained loans from our founders, Edward Coll, Anthony Laura, and Lagoa Investments, an entity beneficially owned by Claus Boggild, to meet vessel purchase, newbuilding deposit, and other obligations of the Company. These loans have been historically available to the Company on an as needed basis, and payable as cash flow reasonably permitted. These loans may not be available to the Company in the future. We may seek to refinance such related party loans with the net proceeds of future debt and equity offerings, but we cannot be sure that we will be able to do so on acceptable terms. If we are not able to find additional sources of financing on acceptable terms, we may have to dedicate a larger portion of our cash flow from operations to pay the principal and interest of these loans and facilities than we would if we were able to refinance on superior terms. Even if we are able to borrow money from such parties, such borrowing could create a conflict of interest of management to the extent they also act as lenders to the Company.

The current state of the global financial markets and current economic conditions may adversely impact our ability to obtain additional financing on acceptable terms and otherwise negatively impact our business.

Global financial markets and economic conditions have been, and continue to be, volatile. In recent years, operating businesses in the global economy have faced tightening credit, weakening demand for goods and services, deteriorating international liquidity conditions, and declining markets. There has been a general decline in the willingness of banks and other financial institutions to extend credit, particularly in the shipping industry. As the shipping industry is highly dependent on the availability of credit to finance and expand operations, it has been negatively affected by this decline.

Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at all or on terms similar to current debt and reduced, and in some cases ceased, to provide funding to borrowers. Due to these factors, additional financing may not be available if needed and to the extent required, on acceptable terms or at all. If additional financing is not available when needed, or is available only on unfavorable terms, we may be unable to expand or meet our obligations as they come due or we may be unable to enhance our existing business, complete additional vessel acquisitions or otherwise take advantage of business opportunities as they arise.

Our revenues are subject to seasonal fluctuations, which could affect our operating results and our ability to pay dividends, if any, in the future.

We operate our drybulk vessels in markets that have historically exhibited seasonal variations in demand and, as a result, in charter and freight rates. This seasonality may result in quarter-to-quarter volatility in our operating results, which could affect our ability to pay dividends, if any, in the future from quarter to quarter. The drybulk carrier market is typically stronger in the fall and winter months due to demand increases arising from agricultural harvest and increased coal demand in preparation for winter in the Northern Hemisphere. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and supplies of certain commodities. This seasonality may adversely affect our operating results and our ability to pay dividends, if any, in the future.

Risks associated with operating ocean-going vessels could affect our business and reputation, which could adversely affect our revenues and price of our common shares.

The operation of ocean-going vessels carries inherent risks. These risks include the possibility of:

•	marine disaster;

•	environmental accidents;

•	cargo and property losses or damage;

•	business interruptions caused by mechanical failure, human error, war, terrorism, political action in various countries, labor strikes or adverse weather conditions; and

•	piracy.

The involvement of our vessels in an environmental disaster may harm our reputation as a safe and reliable vessel owner and operator. Any of these circumstances or events could increase our costs or lower our revenues.

The operation of drybulk carriers entails certain unique operational risks.

The operation of certain ship types, such as drybulk carriers, has certain unique risks. With a drybulk carrier, the cargo itself and its interaction with the ship can be a risk factor. By their nature, drybulk cargoes are often heavy, dense, easily shifted, and react badly to water exposure. In addition, drybulk carriers are often subjected to battering treatment during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold), and small bulldozers. This treatment may cause damage to the vessel. Vessels damaged due to treatment during unloading procedures may be more susceptible to breach at sea. Furthermore, any defects or flaws in the design of a drybulk carrier may contribute to vessel damage. Hull breaches in drybulk carriers may lead to the flooding of the vessels holds. If a drybulk carrier suffers flooding in its holds, the bulk cargo may become so dense and waterlogged that its pressure may buckle the vessel's bulkheads, leading to the loss of a vessel. If we are unable to adequately maintain our vessels we may be unable to prevent these events. Any of these circumstances or events could negatively impact our business, financial condition, results of operations and our ability to pay dividends, if any, in the future. In addition, the loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator.

Our vessels may call on ports located in countries that are subject to restrictions imposed by the U.S. or other governments, which could adversely affect our reputation and the market for our common shares.

On our charterers' instructions, notwithstanding contractual restrictions agreed with us, our vessels may call on ports or operate in countries subject to sanctions and embargoes imposed by the U.S. government and other authorities or countries identified by the U.S. government or other authorities as state sponsors of terrorism, such as Cuba, Iran, Sudan and Syria. The U.S. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. In 2010, the U.S. enacted the Comprehensive Iran Sanctions Accountability and Divestment Act, or CISADA, which amended the Iran Sanctions Act. Among other things, CISADA introduced limits on the ability of companies and persons to do business or trade with Iran when such activities relate to the investment, supply or export of refined petroleum or petroleum products. In 2012, President Obama signed Executive Order 13608 which prohibits foreign persons from violating or attempting to violate, or causing a violation of any sanctions in effect against Iran or facilitating any deceptive transactions for or on behalf of any person subject to U.S. sanctions. Any persons found to be in violation of Executive Order 13608 will be deemed a foreign sanctions evader and will be banned from all contacts with the United States, including conducting business in U.S. dollars. Also in 2012, President Obama signed into law the Iran Threat Reduction and Syria Human Rights Act of 2012, or the Iran Threat Reduction Act, which created new sanctions and strengthened existing sanctions. Among other things, the Iran Threat Reduction Act intensifies existing sanctions regarding the provision of goods, services, infrastructure or technology to Iran's petroleum or petrochemical sector. During 2014, several Executive Orders were signed which authorize and subsequently expand sanctions on individuals and entities responsible for violating the sovereignty and territorial integrity of Ukraine, or for stealing the assets of the Ukrainian people. These sanctions put in place restrictions on the travel of certain individuals and officials. Such a person could be subject to a variety of sanctions, including exclusion from U.S. capital markets, exclusion from financial transactions subject to U.S. jurisdiction, and exclusion of that person's vessels from U.S. ports for up to two years. In 2015, an Executive Order was issued against seven officials from Venezuela which blocks access to their assets and the use of U.S. financial systems. Declaring any country a threat to national security is the first step in starting a U.S. sanctions program.

Although we believe that we have been in compliance with all applicable sanctions and embargo laws and regulations, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines, penalties or other sanctions that could severely impact our ability to access U.S. capital markets and conduct our business, and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. Moreover, our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation. In addition, our reputation and the market for our securities may be adversely affected if we engage in certain other activities, such as entering into permissible charters with individuals or entities in countries subject to U.S. sanctions and embargo laws that are not controlled by the governments of those countries, or engaging in permissible operations associated with those countries pursuant to contracts with third parties that are unrelated to those countries or entities controlled by their governments. Investor perception of the value of our common shares may be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.

We are subject to international safety regulations and the failure to comply with these regulations may subject us to increased liability, may adversely affect our insurance coverage and may result in a denial of access to, or detention in, certain ports.

The operation of our vessels is affected by the requirements set forth in the United Nations’ International Maritime Organization’s International Management Code for the Safe Operation of Ships and Pollution Prevention, or ISM Code. The ISM Code requires ship owners and ship managers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The failure of a shipowner to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. Each of the vessels that has been delivered to us is ISM Code-certified and we expect that each other vessel that we have agreed to purchase will be ISM Code-certified when delivered to us.

In addition, vessel classification societies also impose significant safety and other requirements on our vessels. In complying with current and future environmental requirements, vessel-owners and operators may also incur significant additional costs in meeting new maintenance and inspection requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage. Government regulation of vessels, particularly in the areas of safety and environmental requirements, can be expected to become stricter in the future and require us to incur significant capital expenditures on our vessels to keep them in compliance.

The operation of our vessels is also affected by other government regulation in the form of international conventions, national, state and local laws and regulations in force in the jurisdictions in which the vessels operate, as well as in the country or countries of their registration. Because such conventions, laws, and regulations are often revised, we cannot predict the ultimate cost of complying with such conventions, laws and regulations or the impact thereof on the resale prices or useful lives of our vessels. Additional conventions, laws and regulations may be adopted that could limit our ability to do business or increase the cost of our doing business and which may materially adversely affect our operations. We are required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, certificates, and financial assurances with respect to our operations.

We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

Our operations are subject to numerous laws and regulations in the form of international conventions and treaties, national, state and local laws and national and international regulations in force in the jurisdictions in which our vessels operate or are registered, which can significantly affect the ownership and operation of our vessels. These requirements include, but are not limited to, European Union Regulations, the International Convention for the Prevention of Pollution from Ships of 1975, the International Maritime Organization, or IMO, International Convention for the Prevention of Marine Pollution of 1973, the IMO International Convention for the Safety of Life at Sea of 1974, the International Convention on Load Lines of 1966, the U.S. Oil Pollution Act of 1990, or OPA, the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, the U.S. Clean Air Act, U.S. Clean Water Act and the U.S. Marine Transportation Security Act of 2002.

Compliance with such laws, regulations and standards, where applicable, may require installation of costly equipment or operational changes and may affect the resale value or useful lives of our vessels. We may also incur additional costs in order to comply with other existing and future regulatory obligations, including, but not limited to, costs relating to air emissions including greenhouse gases, the management of ballast waters, maintenance and inspection, development and implementation of emergency procedures and insurance coverage or other financial assurance of our ability to address pollution incidents. These costs could have a material adverse effect on our business, results of operations, cash flows and financial condition. A failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault.

We are required to satisfy insurance and financial responsibility requirements for potential oil (including marine fuel) spills and other pollution incidents. Although we have arranged insurance to cover certain environmental risks, there can be no assurance that such insurance will be sufficient to cover all such risks or that any claims will not have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to pay dividends.

Increased inspection procedures and tighter import and export controls could increase costs and disrupt our business.

International shipping is subject to various security and customs inspections and related procedures in countries of origin, destination and trans-shipment points. Inspection procedures may result in the seizure of the contents of our vessels, delays in the loading, offloading or delivery of our vessels and the levying of customs duties, fines or other penalties against us.

It is possible that changes to inspection procedures could impose additional financial and legal obligations on us. Changes to inspection procedures could also impose additional costs and obligations on our customers and may, in certain cases, render the shipment of certain types of cargo uneconomical or impractical. Any such changes or developments may have a material adverse effect on our business, financial condition and results of operations.

Maritime claimants could arrest one or more of our vessels, which could interrupt our cash flow.

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a claimant may seek to obtain security for its claim by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could interrupt our cash flow and require us to pay large sums of money to have the arrest or attachment lifted. In addition, in some jurisdictions, such as South Africa, under the “sister ship” theory of liability, a claimant may arrest both the vessel which is subject to the claimant's maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner. Claimants could attempt to assert “sister ship” liability against a vessel in our fleet for claims relating to another of our vessels.

Governments could requisition our vessels during a period of war or emergency, resulting in a loss of earnings.

A government could requisition one or more of our vessels for title or for hire. Requisition for title occurs when a government takes control of a vessel and becomes her owner, while requisition for hire occurs when a government takes control of a vessel and effectively becomes her charterer at dictated charter rates. Generally, requisitions occur during periods of war or emergency, although governments may elect to requisition vessels in other circumstances. Although we would be entitled to compensation in the event of a requisition of one or more of our vessels, the amount and timing of payment would be uncertain. Government requisition of one or more of our vessels may negatively impact our revenues and reduce the amount of dividends, if any, in the future.

Changes in fuel, or bunkers, prices may adversely affect profits.

Fuel, or bunkers, is typically the largest expense in our shipping operations for our vessels and changes in the price of fuel may adversely affect our profitability and is a significant factor in negotiating vessel employment and cargo carriage rates. When we operate vessels under COAs or voyage charters, we bear voyage costs, including bunkers. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Further, fuel may become much more expensive in the future, which may reduce our profitability. We continually monitor the market volatility associated with bunker prices and seek to hedge our exposure to changes in the price of marine fuels with our bunker hedging program. However, falling fuel prices resulted in mark to market adjustments of open fuel swaps in the third and fourth quarters of 2014. Please see “The Company’s Management and Discussion Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risks — Fuel Swap Contracts.”

In the highly competitive international shipping industry, we may not be able to compete successfully for time-charter vessels or for vessel employment with new entrants or established companies with greater resources and, as a result, we may be unable to employ our vessels profitably or to charter-in vessels at reasonable rates.

We charter-in and employ our vessels in a highly competitive market that is capital intensive and highly fragmented. Competition arises primarily from other vessel owners and operators, some of whom have substantially greater resources than we do. Competition for seaborne transportation of drybulk cargo by sea is intense and depends on the charter or freight rate, location, size, age, condition and the acceptability of the vessel and its operators to their customers. Due in part to the highly fragmented market, competitors with greater resources than ours are able to operate larger fleets through consolidations or acquisitions and may be able to offer lower charter or freight rates and higher quality vessels than we are able to offer. If we are unable to successfully compete with other drybulk shipping operators, we may be unable to retain customers or attract new customers, which would have an adverse impact on our results of operations.

Labor interruptions could disrupt our business.

Our vessels are manned by masters, officers and crews that are contracted by our in-house technical management team. If not resolved in a timely and cost-effective manner, industrial action or other labor unrest could prevent or hinder our operations from being carried out normally and could have a material adverse effect on our business, financial condition, results of operations and cash flows and ability to pay dividends.

Acts of piracy on ocean-going vessels have had and may continue to have an adverse effect on our industry.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean, Asia and in the Gulf of Aden off the coast of Somalia. Although the frequency of sea piracy continued to decrease during 2014, sea piracy incidents continue to occur, predominantly in Asia, as well as in the Gulf of Aden off the coast of Somalia, with dry bulk vessels and small tankers particularly vulnerable to such attacks. If these piracy attacks result in regions in which our vessels are deployed being characterized as “war risk” zones by insurers, as the Gulf of Aden temporarily was in May 2008, or Joint War Committee “listed areas,” premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including costs to employ onboard security guards, could increase in such circumstances. Furthermore, the obligations for charter hire payments and determination of on-hire days is unclear with respect to piracy. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, any detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

Political instability, terrorist attacks and international hostilities can affect the seaborne transportation industry, which could adversely affect our business.

We conduct most of our operations outside of the United States, and our business, results of operations, cash flows, financial condition and ability to pay dividends, if any, in the future may be adversely affected by changing economic, political and government conditions in the countries and regions where our vessels are employed or registered. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political conflicts, including the current political instability in the Middle East, Ukraine, North Africa, North Korea and other geographic countries and areas, terrorist or other attacks, war or international hostilities. Terrorist attacks such as those in New York on September 11, 2001, in London on July 7, 2005, and in Mumbai on November 26, 2008, and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks around the world, continues to cause uncertainty in the world's financial markets and may affect our business, operating results and financial condition. Continuing conflicts and recent developments in the Middle East, Ukraine and North Africa, and the presence of U.S. or other armed forces in Iraq, Afghanistan and various other regions, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, such as the attack on the MT Limburg, a vessel unaffiliated with us, in October 2002, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea and the Gulf of Aden off the coast of Somalia. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

Our insurance may not be adequate to cover our losses that may result from our operations due to the inherent operational risks of the seaborne transportation industry.

We carry insurance to protect us against most of the accident-related risks involved in the conduct of our business, including marine hull and machinery insurance, protection and indemnity insurance, which include pollution risks, crew insurance and war risks insurance. However, we may not be adequately insured to cover all of our potential losses, which could have a material adverse effect on us. Additionally, our insurers may refuse to pay particular claims, and our insurance may be voidable by the insurers if we take, or fail to take, certain action, such as failing to maintain certification of our vessels with the applicable maritime regulatory organizations. Any significant uninsured or under-insured loss or liability could have a material adverse effect on our business, financial condition, results of operations and cash flows and our ability to pay dividends. In addition, we may not be able to obtain adequate insurance coverage at reasonable rates in the future during adverse insurance market conditions.

In addition, we do not carry loss-of-hire insurance, which covers the loss of revenues during extended vessel off-hire periods, such as those that occur during an unscheduled drydocking due to damage to the vessel from accidents. Accordingly, any loss of a vessel or extended vessel off-hire, due to an accident or otherwise, could have a material adverse effect on our business, financial condition, results of operations and our ability to pay dividends.

Risks Relating to Our Company

Our business strategy includes chartering-in vessels, and we may not be able to charter-in suitable vessels.

Our business strategy depends, in large part, on our ability to charter-in vessels. If we are not able to find suitable vessels to charter-in, or to charter-in vessels at what we deem to be a reasonable rate, we may not be able to operate profitably or perform our contractual obligations. As a result, we may need to adjust our business strategy, and we may experience material adverse effects on our business, financial condition and results of operations. In addition, if we charter in a vessel and shipping rates were to subsequently decrease or we were unable to secure employment for that vessel, our obligation under the charter to pay above-market rates may adversely affect our financial condition and results of operations.

We depend upon a few significant customers for a large part of our revenues and cash flow, and the loss of one or more of these customers could adversely affect our financial performance.

We expect to derive a significant part of our revenue and cash flow from a small number of repeat customers. For the year ended December 31, 2014, our top two customers accounted for 15% of our revenues and for the year ended December 31, 2013, three customers accounted for 23% of our revenues.

For the fiscal years ended December 31, 2014 and 2013, our top 10 customers accounted for 41% and 42% of our revenues, respectively. If one or more of our significant customers is unable to perform under one or more charters or COAs with us and we are not able to find a replacement charter or COA, or if a customer exercises certain rights to terminate the charter or COA, we could suffer a loss of revenues that could materially adversely affect our business, financial condition, results of operations and cash available for distribution as dividends to our shareholders.

We could lose a customer or the benefits of a charter or COA if, among other things:

•	the customer fails to make charter payments because of its financial inability, disagreements with us or otherwise; or

•	the customer terminates the charter because we do not perform in accordance with such charter and do not cure such failures within a specified period.

If we lose a key customer, we may be unable to obtain charters or COAs on comparable terms or at all. The loss of any of our customers, COAs, charters or vessels, or a decline in payments under our agreements, could have a material adverse effect on our business, results of operations and financial condition and our ability to pay dividends to our shareholders.

We are a holding company, and depend on the ability of our subsidiaries, through which we operate our business, to distribute funds to us in order to satisfy our financial obligations or to make dividend payments.

We are a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets. Our equity interests in our vessel-owning subsidiaries represent a significant portion of our operating assets. As a result, our ability to satisfy our financial obligations and to pay dividends to our shareholders depends on the ability of our subsidiaries to generate profits available for distribution to us and, to the extent that they are unable to generate profits, we will be unable to pay dividends to our shareholders.

We are subject to certain risks with counterparties on contracts and the failure of such counterparties to meet their obligations could cause us to suffer losses or otherwise adversely affect our business and ability to comply with covenants in our loan agreements.

We enter into various contracts that are material to the operation of our business, including COAs, time charters and voyage charters under which we employ our vessels, and charter agreements under which we charter-in our vessels. We also enter into loan agreements and hedging agreements, such as interest rate swap agreements, bunker swap agreements, and forward freight agreements, or FFAs. Such agreements subject us to counterparty risks. The ability and willingness of each of our counterparties to perform its obligations under a contract with us will depend on a number of factors that are beyond our control, including, among other things, general economic conditions, the condition of the drybulk shipping industry, the overall financial condition of our counterparty, prevailing prices for drybulk cargoes, rates received for specific types of vessels and voyages, and various expenses. In addition, in depressed market conditions, our customers may no longer need us to carry a cargo that is currently under contract or may be able to obtain carriage at a lower rate. If our customers fail to meet their obligations to us or attempt to renegotiate our employment agreements it may be difficult to secure substitute suitable employment for such vessel, and any new charter arrangements we secure may be at lower rates, and further, if our counterparties fail to deliver a vessel we have agreed to charter-in, or if a counterparty otherwise fails to honor its obligations to us under a contract, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends to holders of our common shares in the amounts anticipated or at all and compliance with covenants in our secured loan agreements.

Additionally, we are subject to certain risks as a result of using our vessels as collateral. If we are in breach of financial covenants contained in our loan agreements, we may not be successful in obtaining waivers and amendments. If our indebtedness is accelerated, it may be difficult in the current financing environment for us to refinance our debt or obtain additional financing and we could lose our vessels if our lenders foreclose on their liens. Please see “— We may be unable to comply with covenants in our credit facilities or any future financial obligations that impose operating and financial restrictions on us.”

We may be unable to comply with covenants in our credit facilities or any future financial obligations that impose operating and financial restrictions on us.

Certain of our credit facilities, which are secured by mortgages on our vessels, will impose certain operating and financial restrictions on us, mainly to ensure that the market value of the mortgaged vessel under the applicable credit facility does not fall below a certain percentage of the outstanding amount of the loan, which we refer to as the asset coverage ratio. In addition, certain of our credit facilities will require us to satisfy certain other financial covenants, which require us to, among other things, maintain:

•	a consolidated leverage ratio of not more than 200%;

•	a consolidated debt service ratio of not less than 125%;

•	Minimum consolidated net worth of $45 million;

•	consolidated minimum liquidity of not less than $16 million plus $1 million for each additional vessel we acquire

In general, the operating restrictions that are contained in our credit facilities may prohibit or otherwise limit our ability to, among other things:

•	effect changes in management of our vessels;

•	sell or dispose of any of our assets, including our vessels;

•	declare and pay dividends;

•	incur additional indebtedness;

•	mortgage our vessels; and

•	incur and pay management fees or commissions.

A violation of any of our financial covenants or operating restrictions contained in our credit facilities may constitute an event of default under our credit facilities, which, unless cured within the grace period set forth under the applicable credit facility, if applicable, or waived or modified by our lenders, provides our lenders with the right to, among other things, require us to post additional collateral, enhance our equity and liquidity, increase our interest payments, pay down our indebtedness to a level where we are in compliance with our loan covenants, sell vessels in our fleet, reclassify our indebtedness as current liabilities and accelerate our indebtedness and foreclose their liens on our vessels and the other assets securing the credit facilities, which would impair our ability to continue to conduct our business.

As of December 31, 2014, we were in not in compliance with all of the covenants contained in our debt agreements. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Borrowing Activities.”

Furthermore, certain of our credit facilities contain a cross-default provision that may be triggered by a default under one of our other credit facilities. A cross-default provision means that a default on one loan would result in a default on certain other loans. Because of the presence of cross-default provisions in certain of our credit facilities, the refusal of any one lender under our credit facilities to grant or extend a waiver could result in certain of our indebtedness being accelerated. If our secured indebtedness is accelerated in full or in part, it would be very difficult in the current financing environment for us to refinance our debt or obtain additional financing and we could lose our vessels and other assets securing our credit facilities if our lenders foreclose their liens, which would adversely affect our ability to conduct our business.

Moreover, in connection with any waivers of or amendments to our credit facilities that we may obtain, our lenders may impose additional operating and financial restrictions on us or modify the terms of our existing credit facilities. These restrictions may further restrict our ability to, among other things, pay dividends, make capital expenditures or incur additional indebtedness, including through the issuance of guarantees. In addition, our lenders may require the payment of additional fees, require prepayment of a portion of our indebtedness to them, accelerate the amortization schedule for our indebtedness and increase the interest rates they charge us on our outstanding indebtedness.

For more information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Borrowing Activities.”

We may be unable to effectively manage our growth strategy.

One of our principal business strategies is to continue to expand capacity and flexibility by increasing our owned fleet as we secure additional demand for our services. Our growth strategy will depend upon a number of factors, some of which may not be within our control. These factors include our ability to:

•	enter into new contracts for the transportation of cargoes;

•	locate and acquire suitable vessels for acquisitions at attractive prices;

•	obtain required financing for our existing and new operations;

•	integrate any acquired vessels successfully with our existing operations, including obtaining any approvals and qualifications necessary to operate vessels that we acquire;

•	enhance our customer base;

•	hire, train and retain qualified personnel and crew to manage and operate our growing business and fleet;

•	identify additional new markets; and

•	improve our operating, financial and accounting systems and controls.

We intend to finance our growth with the funds that were made available to the Company upon consummation of the Mergers, and may undertake future financings. Our failure to effectively identify, purchase, develop and integrate any vessels could adversely affect our business, financial condition and results of operations. The number of employees that perform services for us and our current operating and financial systems may not be adequate as we implement our plan to expand the size of our fleet, and we may not be able to effectively hire more employees or adequately improve those systems. Finally, acquisitions may require additional equity issuances or debt issuances (with amortization payments), both of which could lower our available cash. If any such events occur, our financial condition may be adversely affected.

Growing any business presents numerous risks such as difficulty in obtaining additional qualified personnel and managing relationships with customers and suppliers. The expansion of our fleet may impose significant additional responsibilities on our management and staff, and may necessitate that we increase the number of personnel. We cannot give any assurance that we will be successful in executing our growth plans or that we will not incur significant expenses and losses in connection with our future growth.

Investment in Forward Freight Agreements and other derivative instruments could result in losses.

We manage our market exposure using Forward Freight Agreements, or FFAs, and other derivative instruments, such as bunker hedging contracts and interest rate swap agreements. FFAs are cash-settled derivative contracts based on future freight delivery rates and other derivative instruments. FFAs may be used to hedge exposure to the charter markets by providing for the purchase or sale of a contracted charter rate along a specified route or combination of routes and over a specified period of time. Upon settlement, if the contracted charter rate is less than the settlement rate, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we take positions in FFAs and do not correctly anticipate rate movements for the specified vessel route or routes and relevant time period or our assumptions regarding the relative relationships of certain vessels’ earnings, routes and other factors relevant to the FFA markets are incorrect, we could suffer losses in settling or terminating our FFAs. In addition, we cannot guarantee that such hedges will qualify for special hedge accounting and, as such, our use of such derivatives may lead to material fluctuations in our results of operations.

We also seek to manage our exposure to volatility in the market price of bunkers and interest rate fluctuations by entering into bunker hedging contracts and interest rate swap agreements. There can be no assurance that we will be able to successfully limit our risks, leaving us exposed to unprofitable contracts and we may suffer significant losses from these hedging activities.

Our long-term COAs, single charter bookings and time-charter agreements may result in significant fluctuations in our quarterly results, which may adversely affect our liquidity, as well as our ability to satisfy our financial obligations.

As part of our business strategy, we enter into long-term COAs, single charter bookings and time-charter agreements. We evaluate entering into long-term positions based on the expected return over the full term of the contract. However, long-term contracts that we believe provide attractive returns over their full term may produce losses over portions of the contract period. We may be required to provide additional margin collateral in connection with FFA positions that are settled through clearinghouses, depending upon movements in the FFA markets. These interim losses, fluctuations in our quarterly results or incremental collateral requirements may adversely affect our financial liquidity, as well as our ability to satisfy our financial obligations.

We depend on COAs, which could require us to operate at unfavorable rates for a certain amount of time or subject us to other operating risks.

A significant portion of our revenues are derived from COAs. While COAs provide a relatively stable and predictable source of revenue, they typically fix the rate we are paid for our drybulk shipping services. Once we have entered into a COA, if we have not correctly anticipated vessel rates, location and availability for our owned or chartered-in fleet to fulfill the COA, we could suffer losses. Moreover, factors beyond our control may cause the rates we are paid under that COA to become unprofitable. Nevertheless, we would be obligated to continue to perform at these rates for the term of the COA. In addition, factors beyond our control, such as vessel availability, port delays or congestion, changes in government or industry rules or regulation, industrial actions or acts of terrorism or war, could affect our ability to perform our obligations under our COAs, which could result in breach of contract or other claims by our COA counterparties. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations and financial condition.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Such exemptions may be available until the last day of 2018, provided no other disqualifying provisions of the JOBS Act have been triggered at an earlier date. Investors may find our common shares and the price of our common shares less attractive because we rely, or may rely, on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and the price of our common shares may be more volatile.

In addition, under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

We could remain an “emerging growth company” until the last day of 2018, although a variety of circumstances could cause us to lose that status earlier. For as long as we take advantage of the reduced reporting obligations, the information that we provide shareholders may be different from information provided by other public companies.

Obligations associated with being a public company require significant company resources and management attention, and we will incur increased costs as a result of being a public company.

We will continue to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the other rules and regulations of the SEC, including, over time, Sarbanes-Oxley, and requirements of the NASDAQ Global Select Market. These requirements and rules may place a strain on our systems and resources. For example, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and Sarbanes-Oxley requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. These reporting and other obligations will place significant demands on our management, administrative, operational and accounting resources and will cause us to incur significant legal, accounting and other expenses that we had not previously incurred. The expenses incurred by public companies, generally, for reporting and corporate governance purposes have been increasing and the costs we will incur for such purposes may strain our resources. We expect these rules and regulations to increase our legal and financial compliance costs, divert management's attention to ensure compliance and to make some activities more time-consuming and costly. We may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures create or outsource an internal audit function, and hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. In addition, our limited management resources may exacerbate the difficulties in complying with these reporting and other requirements while focusing on executing our business strategy. Our incremental general and administrative expenses as a publicly traded corporation will include costs associated with reports to shareholders, tax returns, investor relations, registrar and transfer agent’s fees, incremental director and officer liability insurance costs and director compensation. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the degree of impact that our management’s attention to these matters will have on our business. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, results of operations and financial condition. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common shares, fines, sanctions and other regulatory action.

We will be required to comply with certain provisions of Section 404 of Sarbanes-Oxley as early as December 31, 2014, although as an “emerging growth company” we will be exempt from certain of its requirements for so long as we remain as such. For example, Section 404 of Sarbanes-Oxley requires that we and our independent auditors report annually on the effectiveness of our internal control over financial reporting, however, as an “emerging growth company” we may take advantage of an exemption from the auditor attestation requirement. Once we are no longer an “emerging growth company” or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent auditors on the effectiveness of our internal control over financial reporting. Management, however, is not exempt from this requirement, and will be required to, among other things, maintain and periodically evaluate our internal control over financial reporting and disclosure controls and procedures. In particular, we will need to perform system and process evaluation and testing of our internal control over financial reporting to allow us to report on the effectiveness of our internal control over financial reporting, as required.

As an “emerging growth company,” we also intend to continue to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company,” at which time, we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with these additional requirements, including Section 404 of the Sarbanes-Oxley Act.

A failure to pass inspection by classification societies could result in one or more vessels being unemployable unless and until they pass inspection, resulting in a loss of revenues from such vessels for that period and a corresponding decrease in earnings.

The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the United Nations Safety of Life at Sea Convention. Our owned fleet is currently enrolled with Bureau Veritas (BV), De Norske Veritas (DNV), and Nippon Kaiji Kyokai (NK).

A vessel must undergo annual surveys, intermediate surveys and special surveys. In lieu of a special survey, a vessel’s machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Our vessels are on special survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel must undergo regulatory of its underwater parts every 30 to 60 months.

If any vessel fails any annual survey, intermediate survey or special survey, the vessel may be unable to trade between ports and, therefore, would be unemployable, potentially causing a negative impact on our revenues due to the loss of revenues from such vessel until it was able to trade again.

If we purchase and operate secondhand vessels, we will be exposed to increased operating costs which could adversely affect our earnings and, as our fleet ages, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.

As part of our current business strategy to increase our owned fleet, we may acquire new and secondhand vessels. While we typically inspect secondhand vessels prior to purchase, this does not provide us with the same knowledge about their condition that we would have had if these vessels had been built for and operated exclusively by us. Even if we do physically inspect a secondhand vessel, an inspection does not provide us with the same knowledge about its condition that we would have if the vessel had been built for and operated exclusively by us. Accordingly, we may not discover defects or other problems with secondhand vessels prior to purchase or charter, or may incur costs to terminate a purchase agreement. Any such hidden defects or problems, when detected, may be expensive to repair, and if not detected, may result in accidents or other incidents for which we may become liable to third parties. Generally, we do not receive the benefit of warranties from the builders for the secondhand vessels that we acquire. In addition, to the extent we charter-in vessels that are not in good repair or do not meet our expected specifications, we may be unable to profitably perform under the related COA.

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel. Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

Furthermore, governmental regulations, safety or other equipment standards related to the age of vessels may require expenditures for alterations, or the addition of new equipment, to our vessels and may restrict the type of activities in which the vessels may engage. As our vessels age, market conditions may not justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

Unless we set aside reserves or are able to borrow funds for vessel replacement, we will be unable to replace the vessels in our fleet at the end of their useful lives.

Unless we maintain reserves or are able to borrow or raise funds for vessel replacement, we will be unable to replace the vessels in our fleet upon the expiration of their remaining useful lives. We estimate the useful life of most of our vessels to be 25 years to 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of our fleet range from 3 to 24 years, depending on the type of vessel and market conditions. The average age of our owned drybulk carriers at the time of this filing is approximately 11 years. A portion of our cash flows and income are dependent on the revenues earned by employing our vessels. If we are unable to replace the vessels in our fleet upon the expiration of their useful lives, our business, results of operations, financial condition and ability to pay dividends could be materially and adversely affected. We currently do not maintain reserves for vessel replacements. We intend to finance vessel replacements from internally generated cash flow, borrowings under our credit facilities or additional equity or debt offerings. Any reserves set aside for vessel replacement may not be available for dividends.

Our ability to obtain additional debt financing, or refinance any existing indebtedness, may be dependent on the performance and length of our COAs and charters and the creditworthiness of our contract counterparties.

The performance and length of our COAs and charters and the actual or perceived credit quality of our contract counterparties, and any defaults by them, may materially affect our ability to obtain the additional capital resources required to purchase additional vessels or may significantly increase our costs of obtaining such capital. Our inability to obtain additional financing at anticipated costs or at all may materially affect our results of operations and our ability to implement our business strategy.

We intend to partially finance acquisitions of vessels with borrowings drawn under credit facilities. While we may refinance amounts drawn under our credit facilities with the net proceeds of future debt and equity offerings, we cannot assure you that we will be able to do so at interest rates and on terms that are acceptable to us or at all. If we are not able to refinance these amounts with the net proceeds of debt and equity offerings at an interest rate or on terms acceptable to us or at all, we will have to dedicate a larger portion of our cash flow from operations to pay the principal and interest of this indebtedness. If we are not able to satisfy these obligations, we may have to undertake alternative financing plans. The actual or perceived credit quality of our contract counterparties, any defaults by them and the market value of our fleet, among other things, may materially affect our ability to obtain alternative financing. In addition, debt service payments under our credit facilities or alternative financing may limit funds otherwise available for working capital, capital expenditures, the payment of dividends and other purposes. If we are unable to meet our debt obligations, or if we otherwise default under our credit facilities or alternative financing arrangements, our lenders could declare the debt, together with accrued interest and fees, to be immediately due and payable and foreclose on our fleet, which could result in the acceleration of other indebtedness that we may have at such time and the commencement of similar foreclosure proceedings by other lenders.

We depend on our Chief Executive Officer, our Chief Financial Officer and other key employees, and the loss of their services would have a material adverse effect on our business, results and financial condition.

We depend on the efforts, knowledge, skill, reputations and business contacts of our Chief Executive Officer, Edward Coll, and our Chief Financial Officer, Anthony Laura, and other key employees including Claus Boggild, Mads Boye Petersen, Peter Koken, Robert Seward, Fotis Doussopoulos, and Gianni Del Signore. Accordingly, our success will depend on the continued service of these individuals. We do not have employment agreements with our executive officers. We may experience departures of senior executive officers and other key employees, and we cannot predict the impact that any of their departures would have on our ability to achieve our financial objectives. The loss of the services of any of them could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to litigation, arbitration and other proceedings that could have an adverse effect on our business

We may be, from time to time, involved in various litigation matters arising in the ordinary course of business, or otherwise. These matters may include, among other things, contract disputes, personal injury claims, environmental matters, governmental claims for taxes or duties, securities, or maritime matters. The potential costs to resolve any claim or other litigation matter, or a combination of these, may have a material adverse effect on us because of potential negative outcomes, the costs associated with asserting our claims or defending such lawsuits, and the diversion of management's attention to these matters.

United States tax authorities could treat us as a “passive foreign investment company,” which could have adverse United States federal income tax consequences to U.S. holders

A foreign corporation will be treated as a “passive foreign investment company,” or PFIC, for United States federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of “passive income” or (2) at least 50% of the average value of the corporation's assets produce or are held for the production of those types of “passive income.” For purposes of these tests, “passive income” includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. For purposes of these tests, income derived from the performance of services does not constitute “passive income.” United States shareholders of a PFIC are subject to a disadvantageous United States federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.

Based on our proposed method of operation, we do not believe that we will be a PFIC with respect to any taxable year. In this regard, we intend to treat the gross income we derive or are deemed to derive from our time chartering activities as services income, rather than rental income. Accordingly, we believe that our income from our time chartering activities does not constitute “passive income,” and the assets that we own and operate in connection with the production of that income do not constitute passive assets.

There is, however, no direct legal authority under the PFIC rules addressing our proposed method of operation. Accordingly, no assurance can be given that the United States Internal Revenue Service, or IRS, or a court of law will accept our position, and there is a risk that the IRS or a court of law could determine that we are a PFIC. Moreover, no assurance can be given that we would not constitute a PFIC for any future taxable year if there were to be changes in the nature and extent of our operations.

If the IRS were to find that we are or have been a PFIC for any taxable year, our United States shareholders will face adverse United States tax consequences. Under the PFIC rules, unless those shareholders make an election available under the Code (which election could itself have adverse consequences for such shareholders), such shareholders would be liable to pay United States federal income tax at the then prevailing income tax rates on ordinary income plus interest upon excess distributions and upon any gain from the disposition of our common shares, as if the excess distribution or gain had been recognized ratably over the shareholder’s holding period of our common shares.

We may have to pay tax on United States source income, which would reduce our earnings

Under sections 863(c)(3) and 887(a) of the United States Internal Revenue Code of 1986, as amended, or the “Code,” 50% of the gross shipping income of a vessel owning or chartering corporation, such as ourselves and our subsidiaries, that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States may be subject to a 4% United States federal income tax without allowance for deduction, unless that corporation qualifies for exemption from tax under section 883 of the Code and the applicable Treasury Regulations recently promulgated thereunder.

We expect that we and each of our subsidiaries qualify for this statutory tax exemption and we will take this position for United States federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption and thereby become subject to United States federal income tax on our United States source income. Due to the factual nature of the issues involved, we can give no assurances on our tax-exempt status or that of any of our subsidiaries.

If we or our subsidiaries are not entitled to exemption under Code section 883 for any taxable year, we or our subsidiaries could be subject for those years to an effective 2% United States federal income tax on the shipping income these companies derive during the year that are attributable to the transport of cargoes to or from the United States. The imposition of this taxation would have a negative effect on our business and would result in decreased earnings available for distribution to our shareholders.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Our management team determined that we had material weaknesses in our controls over financial reporting. The material weaknesses are as follows:

•	our controls and procedures over the financial statement close process were not effectively designed to assess whether financial statements are in compliance with GAAP due to lack of sufficient resources. This matter was specifically identified in relation to the accounting for and reporting of complex accounting matters, evaluation of balance sheet classifications and period-end cut-off, and the appropriate preparation of the underlying accounting records,

•	we did not have adequate controls in place in our finance and accounting functions to ensure appropriate segregation of duties. The lack of segregation of duties exists in key areas such as review and approval of journal entries, information systems administration, and cash disbursements, and

•	we did not establish controls around the review of key assumptions used in the analysis of long-lived asset impairment for consistency with other assumptions in the financial statements.

Historically, we have not had sufficient accounting and supervisory personnel or adequate, formally documented accounting policies and procedures to support effective internal controls and appropriate segregation of duties. We have commenced the process of formally documenting, reviewing and improving our internal control over financial reporting. We have made efforts to improve our internal control and accounting policies and procedures. These efforts included hiring new accounting personnel. In addition, our Audit Committee includes two members with experience as chief financial officers of publicly traded companies. However, we may identify additional deficiencies including material weaknesses or fail to remediate the identified deficiencies in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common shares to decline.

We cannot assure you that we will not continue to have material weaknesses in our internal control over financial reporting. If we are unable to successfully remediate any material in our internal control over financial reporting, or identify any material weaknesses that may exist, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, and our stock price may decline materially as a result.

Risks Related To Our Common

Future sales of our common shares could cause the market price of our common shares to decline.

The market price of our common shares could decline due to sales of a large number of shares in the market, including sales of shares by our large shareholders, or the perception that these sales could occur.  These sales could also make it more difficult or impossible for us to sell equity securities in the future at a time and price that we deem appropriate to raise funds through future offerings of common shares.

We may need to raise additional capital in the future, which may not be available on favorable terms or at all or which may dilute our common shares or adversely affect its market price.

We may require additional capital to expand our business and increase revenues, add liquidity in response to negative economic conditions, meet unexpected liquidity needs caused by industry volatility or uncertainty and reduce our outstanding indebtedness under our existing facilities. To the extent that our existing capital and borrowing capabilities are insufficient to meet these requirements and cover any losses, we will need to raise additional funds through debt or equity financings, including offerings of our common shares, securities convertible into our common shares, or rights to acquire our common shares or curtail our growth and reduce our assets or restructure arrangements with existing security holders. Any equity or debt financing, or additional borrowings, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our shareholders, as described further below, and the securities issued in future financings may have rights, preferences and privileges that are senior to those of our common shares. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital. If we cannot raise funds on acceptable terms if and when needed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements.

Future issuances of our common shares could dilute our shareholders’ interests in our company.

We may, from time to time, issue additional shares of common shares to support our growth strategy, reduce debt or provide us with capital for other purposes that our Board of Directors believes to be in our best interest.  To the extent that an existing shareholder does not purchase additional shares that we may issue, that shareholder’s interest in our company will be diluted, which means that its percentage of ownership in our company will be reduced.  Following such a reduction, that shareholder’s common shares would represent a smaller percentage of the vote in our Board of Directors’ elections and other shareholder decisions.

Volatility in the market price and trading volume of our common shares could adversely impact the trading price of our common shares.

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market factors may materially reduce the market price of our common shares, regardless of our operating performance. The market price of our common shares, which has experienced significant price and volume fluctuations in recent months, could continue to fluctuate significantly for many reasons, including in response to the risks described herein or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common shares would adversely impact the value of your shares of common shares.

Classified Board of Directors.

Our Board of Directors are divided into three classes of directors, with each class equal in number, serving staggered, three-year terms beginning upon the expiration of the initial term for each class.  Therefore, one-third of our Board of Directors is elected each year.  This classified board provision could discourage a third party from making a tender offer for our shares or attempting to obtain control of us.  It could also delay shareholders who do not agree with the policies of our Board of Directors from removing a majority of our Board of Directors for up to two years.

Our senior executive officers and directors may not be able to successfully organize and manage a publicly traded company.

Not all of our senior executive officers or directors have previously organized and managed a publicly traded company, and they may not be successful in doing so. The demands of organizing and managing a publicly traded company, like ours, is much greater as compared to those of a private company, and some of our senior executive officers and directors may not be able to successfully meet those increased demands.

We are incorporated in Bermuda and it may not be possible for our investors to enforce U.S. judgments against us.

We are incorporated in Bermuda and substantially all of our assets are located outside the United States. In addition, one of our directors is a non-resident of the United States, and all or a substantial portion of such director’s assets are located outside the United States. As a result, it may be difficult or impossible for U.S. investors to serve process within the United States. upon us or our directors and executive officers, or to enforce a judgment against us for civil liabilities in United States. courts.

In addition, you should not assume that courts in the countries in which we are incorporated or where our assets are located would enforce judgments of United States. courts obtained in actions against us based upon the civil liability provisions of applicable United States. federal and state securities laws or would enforce, in original actions, liabilities against us based on those laws.

Because we are a foreign corporation, you may not have the same rights that a shareholder in a U.S. corporation may have.

We are a Bermuda exempted company. Our memorandum of association and bye-laws and the Companies Act, 1981 of Bermuda, or the Companies Act, govern our affairs. The Companies Act does not as clearly establish your rights and the fiduciary responsibilities of our directors as do statutes and judicial precedent in some United States. jurisdictions. Therefore, you may have more difficulty in protecting your interests as a shareholder in the face of actions by the management, directors or controlling shareholders than would shareholders of a corporation incorporated in a United States jurisdiction. There is a statutory remedy under Section 111 of the Companies Act which provides that a shareholder may seek redress in the courts as long as such shareholder can establish that our affairs are being conducted, or have been conducted, in a manner oppressive or prejudicial to the interests of some part of the shareholders, including such shareholder. However, you may not have the same rights that a shareholder in a United States. corporation may have.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We currently maintain our principal executive offices at 109 Long Wharf, Newport, RI 02840. The building is owned by 109 Long Wharf LLC (“Long Wharf”), a wholly-owned subsidiary of the Company since September 1, 2014. Long Wharf was previously owned by certain of the Company’s Executive Officers and Directors.

ITEM 3.	LEGAL PROCEEDINGS.

We have not been involved in any legal proceedings which we believe are likely to have, or have had a significant effect on our business, financial position, results of operations or cash flows, nor are we aware of any proceedings that are pending or threatened which we believe are likely to have a significant effect on our business, financial position, results of operations or liquidity.  From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims.  We expect that these claims would be covered by insurance, subject to customary deductibles.  Those claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are traded on The Nasdaq Capital Market under the symbol PANL. The following table sets forth the high and low sales prices for our common shares for the periods indicated since our common shares began public trading (as PANL) on October 3, 2014.

Fiscal 2014
Fourth Quarter	10.09	4.51

Holders

As of March 16, 2015, there were approximately 307 holders of record of our common shares.

Dividends

 Under our Bye-laws, our board of directors may declare dividends or distributions out of contributed surplus and may also pay interim dividends to be paid in cash, shares of the Company’s stock or any combination thereof. Our board of directors’ objective is to generate competitive returns for our shareholders. Any dividends declared will be in the sole discretion of the board of directors and will depend upon earnings, restrictions in our debt agreements described later in this prospectus, market prospects, current capital expenditure programs and investment opportunities, the provisions of Bermuda Law affecting the payment of distributions to shareholders and other factors. Under Bermuda law, the board of directors has no discretion to declare or pay a dividend if there are reasonable grounds for believing that the Company is, or would after the payment be, unable to pay its liabilities as they become due or the realizable value of the Company’s assets would thereby be less than its liabilities.

In addition, since we are a holding company with no material assets other than the shares of our subsidiaries through which we conduct our operations, our ability to pay dividends will depend on our subsidiaries’ distributing to us their earnings and cash flows.

During the year ended December 31, 2014, we did not declare any dividends on our common shares. During the year ended December 31, 2013, we declared $12.7 million dividends on our common shares.

We cannot assure you that we will be able to pay regular quarterly dividends, and our ability to pay dividends will be subject to the limitations set forth above and in the section of this Form 10-K titled “Risk Factors.”

Use of Proceeds

Not applicable

Purchases of Equity Securities by Issuer and Affiliates

Purchases of our equity securities made by us or affiliated purchasers during the fourth quarter of the fiscal year ended December 31, 2014 are as follows:

Edward Coll                   13,300 shares

Securities Authorized for Issuance Under Equity Compensation Plan

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plan,

ITEM 6.	SELECTED FINANCIAL DATA.

	As of and for the years ended December 31
	2014	2013
Selected Data from the Consolidated Statements of Operations
Voyage revenue	$345,236	$336,160
Charter revenue	53,040	56,311
Total revenue	398,276	392,471
Expenses:
Charter expense	189,475	196,036
Voyage expense	149,654	130,880
Vessel operating expenses	29,583	22,958
General and administrative	12,831	11,599
Depreciation and amortization	11,668	9,615
Loss on impairment of vessels	11,507	-
Gain on sale of vessels	(3,948)	-
Total expenses	400,770	371,088
Income from operations	(2,494)	21,383
Total other expense, net	(11,154)	(5,869)
Net income	(13,648)	15,514
Income attributable to noncontrolling interests	1,519	(62)
Net (loss) income attributable to Pangaea Logistics Solutions Ltd.	$(12,128)	$15,452

Selected Data from the Consolidated Balance Sheets
Cash	$29,818	$18,928
Total assets	$332,463	$330,373
Total third-party debt (current and long-term)	$108,238	$102,368
Total preferred equity and shareholders' equity	$101,198	$117,874

Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$24,595	$21,117
Net cash used in investing activities	$(39,177)	$(83,980)
Net cash provided by financing activities	$25,472	$62,095
Adjusted EBITDA(1)	$20,681	$30,998

Shipping Days(2)
Voyage days	13,056	11,965
Time charter days	3,897	3,947
Total shipping days	16,953	15,912

TCE Rates ($/day)(3)	$12,378	$12,345

(1)	Adjusted EBITDA represents operating earnings before interest expense, income taxes, depreciation and amortization, loss on impairment of vessels and other non-operating income and/or expense, if any. Adjusted EBITDA is included because it is used by management and certain investors to measure Bulk Partners’ operating performance. Adjusted EBITDA was used by management in its determination of the fair value of its preferred and common stock and is also reviewed periodically as a measure of financial performance by Pangaea's Board of Directors. Adjusted EBITDA is not an item recognized by the generally accepted accounting principles in the United States of America, or U.S. GAAP, and should not be considered as an alternative to net income, operating income, or any other indicator of a company's operating performance required by U.S. GAAP. Pangaea’s definition of Adjusted EBITDA used here may not be comparable to the definition of EBITDA used by other companies. A reconciliation of income from operations to Adjusted EBITDA is as follows:

Income from operations	$(2,494)	$21,383
Depreciation and amortization	11,668	9,615
Loss on impairment of vessels	11,507	-
Adjusted EBITDA	$20,681	$30,998

(2)	Shipping days. Pangaea defines shipping days as the aggregate number of days in a period during which its owned or chartered-in vessels are performing either a voyage charter (voyage days) or time charter (time charter days).

(3)	Time Charter Equivalent, or “TCE,” rates. Pangaea defines TCE rates as total revenues less voyage expenses divided by the length of the voyage, which is consistent with industry standards. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charter hire rates for vessels on voyage charters are generally not expressed in per-day amounts while charter hire rates for vessels on time charters generally are expressed in such amounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our condensed consolidated financial statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of the risk factors and other factors detailed in our filings with the Securities and Exchange Commission, including the risk factors set forth in Part I, Item 1A, above. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of those financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, expenses and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions and conditions. Significant estimates include the establishment of the allowance for doubtful accounts, the fair value of convertible redeemable preferred stock and the estimate of salvage value used in determining vessel depreciation expense.

Critical accounting policies are those that reflect significant judgments or uncertainties and potentially result in materially different results under different assumptions and conditions. The critical accounting policies are revenue recognition, deferred revenue, allowance for doubtful accounts, vessels and depreciation, long-lived assets impairment considerations, and the fair value of convertible redeemable preferred stock transactions.

Revenue Recognition. Voyage revenues represent revenues earned by the Company, principally from voyage charters. A voyage charter involves the carriage of a specific amount and type of cargo on a load port to discharge port basis, subject to various cargo handling terms. Under a voyage charter, the revenues are earned and recognized ratably over the duration of the voyage. Estimated losses under a voyage charter are provided for in full at the time such losses become probable. Demurrage, which is included in voyage revenues, represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage revenues arise, and is also earned and recognized ratably over the duration of the voyage to which it pertains. Voyage revenue recognized is presented net of address commissions. Charter revenues relate to a time charter arrangement under which the Company is paid charter hire on a per day basis for a specified period of time. Revenues from time charters are earned and recognized on a straight-line basis over the term of the charter, as the vessel operates under the charter.

Deferred Revenue. Billings for services for which revenue is not recognized in the current period are recorded as deferred revenue. All deferred revenue recognized in the accompanying consolidated balance sheets is expected to be realized within 12 months of the balance sheet date.

Allowance for Doubtful Accounts. The Company provides a specific reserve for significant outstanding accounts that are considered potentially uncollectible in whole or in part. In addition, the Company establishes a reserve equal to approximately 25% of accounts receivable balances that are 30 − 180 days past due and approximately 50% of accounts receivable balances that are 180 or more days past due, and which are not otherwise reserved. The reserve estimates are adjusted as additional information becomes available, or as payments are made.

Vessels and Depreciation. Vessels are stated at cost, which includes contract price and acquisition costs. Significant betterments to vessels are capitalized; maintenance and repairs that do not improve or extend the lives of the vessels are expensed as incurred. Depreciation is provided using the straight-line method over the remaining estimated useful lives of the vessels based on cost less salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $375 per lightweight ton which was determined by reference to quoted rates and is reviewed annually. The Company estimates the useful life of its vessels to be 25 years to 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of the current fleet are 3 − 24 years. The Company does not incur depreciation expense when vessels are taken out of service for drydocking.

Drydocking Expenses and Amortization. Significant upgrades made to the vessels during drydocking are capitalized when incurred and amortized on a straight-line basis over the five year period until the next drydocking. Costs capitalized as part of the drydocking include direct costs incurred to meet regulatory requirements that add economic life to the vessel, that increase the vessel’s earnings capacity or which improve the vessel’s efficiency. Direct costs include the shipyard costs, parts, inspection fees, steel, blasting and painting. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred. Unamortized drydocking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss on sale.

Long-lived Assets Impairment Considerations. The carrying values of the Company’s vessels may not represent their fair market value or the amount that could be obtained by selling the vessel at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the pricing of new vessels. Historically, both charter rates and vessel values tend to be cyclical. The carrying value of each group of vessels (allocated by size, age and major characteristic or trade), which are classified as held and used by the Company, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying value of a particular group may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the group and its eventual disposition is less than its carrying value. This assessment is made at the group level, which represents the lowest level for which identifiable cash flows are largely independent of other groups of assets. The asset groups established by the Company are defined by vessel size and major characteristic or trade.

The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include the Company’s estimate of future TCE rates based on current rates under existing charters and contracts or an index TCE rate applicable to the size of the ship. When existing contracts expire, the Company uses the latest index rate available and extends these rates out to the end of the vessel’s useful life. TCE rates can be highly volatile, may affect the fair value of the Company’s vessels and may have a significant impact on the Company’s ability to recover the carrying amount of its fleet. Accordingly, the volatility is contemplated in the undiscounted projected net operating cash flow analysis by using a sensitivity analysis based on percent changes in the TCE rates. The Company prepares a series of scenarios in an attempt to capture the range of possible trends and outcomes. For example, in the event that TCE rates over the estimated useful lives of the entire fleet are 10% lower than expected, the impact on the total undiscounted projected net operating cash flow would be a decrease of 40%. Projected net operating cash flows are net of brokerage and address commissions and assume no revenue on scheduled offhire days. The Company uses the current vessel operating expense budget, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows. If these projected cash flows do not exceed the carrying value of the asset group, an impairment charge would be recognized.

At December 31, 2014, the Company identified a potential impairment indicator by reference to industry-wide estimated market values its vessel groups. As a result, the Company evaluated each group for impairment by estimating the total undiscounted cash flows expected to result from the use of the group and its eventual disposal. At December 31, 2014, the carrying amount of the m/v Bulk Discovery was determined to be higher than its estimated undiscounted future cash flows because of the higher than expected estimate of upcoming drydocking costs. At December 31, 2014, the carrying amount of the m/v Nordic Barents and m/v Nordic Bothnia were determined to be higher than their estimated undiscounted future cash flows because the TCE rates anticipated in the Company’s annual budget for 2015, which were used to calculate such cash flows, were lower than the rates forecasted as of the third quarter due to deteriorated market conditions in the fourth quarter. The Company therefore recorded a loss on impairment of approximately $10.0 million to reduce the carrying amounts to fair value. The aggregate estimated fair value of approximately $17.7 million became the carrying amount of the vessels in the groups. In addition, the Company sold the m/v Bulk Cajun in February 2015. A loss on impairment of approximately $1.5 million is included in the consolidated statements of operations for the year ended December 31, 2014 because the vessel was sold for its scrap value, which was less than its carrying amount.

The table set forth below indicates the purchase price of the Company’s vessels and the carrying value of each vessel as of December 31, 2014.

(In thousands of U.S. dollars)

Vessel Name	Date Acquired	Size	Purchase Price	Carrying Value
m/v Nordic Orion	April 2012	PMX-1A	$32,363	$29,125
m/v Nordic Odyssey	April 2012	PMX-1A	32,691	29,628
m/v Nordic Oshima	September 2014	PMX-1A	33,709	33,615
m/v Bulk Pangaea	December 2009	PMX	26,500	21,177
m/v Bulk Discovery	March 2011	PMX	15,200	3,741
m/v Bulk Cajun(1)	June 2011	PMX	6,960	4,524
m/v Bulk Patriot	October 2011	PMX	15,350	14,989
m/v Bulk Juliana	April 2012	SMX	14,750	14,023
m/v Bulk Trident	September 2012	SMX	17,010	16,430
m/v Bulk Beothuk	February 2013	SMX	14,197	13,228
m/v Bulk Newport	September 2013	SMX	15,546	14,734
m/v Nordic Bothnia	January 2014	HMX-1A	7,640	7,000
m/v Nordic Barents	March 2014	HMX-1A	7,640	7,000
Total			$239,556	$209,214

(1)	The m/v Bulk Cajun was sold on February 26, 2015. Accordingly, the vessel was written down to the fair value less cost to sell and reclassified as held for sale at December 31, 2014.

The table set forth below indicates the total cost of the Company’s newbuildings on order and the carrying value of each vessel as of December 31, 2014. As of December 31, 2014, the Company made deposit payments of $38.5 million for the purchase of these newbuildings.

(In thousands of U.S. dollars)

Vessel Name	Date Acquired	Size	Purchase Price	Carrying Value
m/v Nordic Odin (1)	February 2015	PMX-1A	32,625	N/A
m/v Nordic Olympic(1)	February 2015	PMX-1A	32,600	N/A
m/v Nordic Oasis	Q1 2016	PMX-1A	32,600	N/A
Newbuild 5(2)	Q1 2017	UMX-1C	28,950	N/A
Newbuild 6(2)	Q1 2017	UMX-1C	28,950	N/A
Total			$155,725	N/A

(1)	The m/v Nordic Olympic was delivered to the Company on February 6, 2015 and the m/v Nordic Odin was delivered to the Company on February 13, 2015.

(2)	The name of the vessel will be determined at the delivery date.

Convertible Redeemable Preferred Stock. The Company classified its convertible redeemable preferred stock, which was converted to shares of common stock in the Mergers, as a separate item from permanent equity because it was redeemable outside of the Company’s control (at the option of the preferred stockholders). The Company recorded the convertible redeemable preferred stock at fair value upon issuance, net of any issuance costs. The value of the convertible redeemable preferred stock was determined based on a lattice model, which includes the use of various assumptions, such as cash flow projections, the equity value of peer group companies and volatility rates. Any beneficial conversion features were recognized as convertible redeemable preferred stock discounts and the discount was accreted to additional paid-in-capital through the earliest possible redemption date.

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2014, the FASB issued an update Accounting Standards Update for Reporting Discontinued Operations and Disclosures of Disposals and Components of an Entity, Presentation of Financial Statements, and Property Plant and Equipment. Under this new guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, the new guidance expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. The new standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014. The Company does not expect a material impact on its consolidated financial statements as a result of the adoption of this standard.

In May 2014, the FASB issued an update Accounting Standards Update for Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. The Company is evaluating the impact of the adoption of this guidance to determine whether or not it has a material impact on its consolidated financial statements.

In August 2014, the FASB issued an Accounting Standards Update for Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under this new guidance, if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

The new standard is effective for annual periods ending after December 15, 2016. The Company does not expect a material impact on its consolidated financial statements as a result of the adoption of this standard.

Important Financial and Operational Terms and Concepts

The Company uses a variety of financial and operational terms and concepts when analyzing its performance.

These include revenue recognition, deferred revenue, allowance for doubtful accounts, vessels and depreciation, long-lived assets impairment considerations, and the fair value of convertible redeemable preferred stock transactions, as defined above as well as the following:

Voyage Expenses. The Company incurs expenses for voyage charters, including bunkers (fuel), port charges, canal tolls, broker commissions and cargo handling operations, which are expensed as incurred.

Charter Expenses. The Company relies on a combination of owned and chartered-in vessels to support its operations. The Company hires vessels under time charters, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores.

Vessel Operating Expenses. Vessel operating expenses represent the cost to operate the Company’s owned vessels. Vessel operating expenses include crew hire and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes, other miscellaneous expenses, and technical management fees. These expenses are recognized as incurred. The Company entered into technical management agreements for each of its owned vessels with an equity method investee. Technical management services include day-to-day vessel operations, performing general vessel maintenance, ensuring regulatory and classification society compliance, arranging the hire of crew, and purchasing stores, supplies, and spare parts.

Fleet Data. The Company believes that the measures for analyzing future trends in its results of operations consist of the following:

• Shipping days. The Company defines shipping days as the aggregate number of days in a period during which its vessels are performing either a voyage charter (voyage days) or a time charter (time charter days).

• Daily vessel operating expenses. The Company defines daily vessel operating expenses as vessel operating expenses divided by ownership days for the period. Vessel operating expenses include crew hire and related costs, the cost of insurance, expenses relating to repairs and maintenance, the costs of spares and consumable stores, tonnage taxes, other miscellaneous expenses, and technical management fees.

• Chartered in days. The Company defines chartered in days as the aggregate number of days in a period during which it chartered in vessels.

• Time Charter Equivalent ‘‘TCE’’ rates. The Company defines TCE rates as total revenues less voyage expenses divided by the length of the voyage, which is consistent with industry standards. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charter hire rates for vessels on voyage charters are generally not expressed in per-day amounts while charter hire rates for vessels on time charters generally are expressed in per-day amounts.

Overview

The overall dry bulk rate environment dropped from its fourth quarter 2013 high by mid-March 2014 and continued to decline in the second and third quarters of 2014. Supply continued to weigh on the market, as did revised world economic growth prospects, especially for China. This environment negatively affected our performance but also highlighted the differentiation of our business model. Reduced rates mean reduced fronthaul margins, and given our strategy to charter in vessels to serve only contracted business, we deemed it best to reduce our carried volume of chartered-in vessels. This shielded us from excessive losses as compared to a long-term charter-in strategy.

Moreover, consistent with our approach to continually optimize our fleet, we took advantage of the strong secondhand market in the first quarter of 2014 to sell two vessels that no longer fit our overall fleet profile. The net selling price of the m/v Bulk Providence, a 2007 built Handysize, was approximately $13.1 million and the net selling price of the m/v Bulk Liberty, a 1998 built Handymax, was approximately $12.4 million. The Company also sold the 30 year old m/v Bulk Cajun for its scrap value of approximately $4.7 million on February 26, 2015 and committed to sell the 1989 built m/v Bulk Discovery.

Results of Operations

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013

Revenues

Pangaea’s revenues are derived predominantly from voyage charters and time charters. Total revenue for the fiscal year ended December 31, 2014, was $398.3 million, compared to $392.5 million for the same period in 2013. The number of shipping days increased 7% from 15,912 in the fiscal year ended December 31, 2013, to 16,953 for the same period in 2014 due to Pangaea’s continued focus on expanding its fleet of panamax Ice Class 1A vessels, leveraging its relationships with existing cargo customers and attracting new cargo customers. The revenue increase was predominantly due to this increase in shipping days, as the average TCE rate remained almost flat at $12,317 per day as compared to $12,345 per day for the fiscal year ended December 31, 2013. The average TCE rates increased significantly in the fourth quarter of 2013 and remained at this level through most of the first quarter of 2014. Rates declined in the second and third quarters of 2014 and then improved modestly in the fourth quarter.

Voyage revenues for the fiscal year ended December 31, 2014, increased 3% to $345.2 million from $336.2 million for the same period in 2013. The increase in voyage revenues was primarily driven by the 9% increase in voyage days from 11,965 days for the fiscal year ended December 31, 2013, to 13,056 days for the same period in 2014. This was tempered by falling market rates after the first quarter.

Charter revenues decreased 6%, from $56.3 million for the year ended December 31, 2013, to $53.0 million for the year ended December 31, 2014. The decrease in charter revenues was driven by the 1% decrease in time charter days and falling market rates. The number of time charter days decreased to 3,897 days for the fiscal year ended December 31, 2014, compared to 3,947 days for the same period in 2013. Time charter revenue was impacted by declining market rates which were strong in the first quarter but deteriorated significantly in the second quarter and remained near or at that level until the fourth quarter, when rates began to rise.

Voyage Expenses

Voyage expenses for the fiscal year ended December 31, 2014 were $189.5 million, compared to $196.0 million for the same period in 2013, a decrease of approximately 3%. The decrease in voyage expenses was primarily due to the $10.7 million decrease in cargo sublets during 2014 resulting from a change in the Company’s strategy relative to relets. In addition, there was a $2.1 million (2%) decrease in bunker expenses due to declining fuel prices. As previously discussed, fuel prices (which represent approximately 65% of total voyage expenses) fell from the middle through the end of 2014. These decreases were offset by the 9% increase in the number of voyage days as discussed above.

Charter Expenses

Charter expenses paid to other shipowners increased to $149.7 million for the fiscal year ended December 31, 2014 from $130.9 million for the year ended December 31, 2013. The 14% increase in charter expenses was predominantly due to higher market rates in the first quarter. The Company chartered in ships under longer charters during this time, anticipating a continued increase in market rates. As the market declined in the second quarter, some of these positions remained open. The Company responded to the falling rates by decreasing the length of its future charters to align with committed cargo days. The impact of this shift was felt mostly in the fourth quarter, at which time TCE rates showed improvement.

Vessel Operating Expenses

Vessel operating expenses for the year ended December 31, 2014 were $29.6 million, compared to $23.0 million in the comparable period in 2013, an increase of approximately 29%.The increase in vessel operating expenses was due to the increase in ownership days. Ownership days are the aggregate number of days in a period the Company has owned each vessel. The increase in ownership days was due to the acquisition of interests in three vessels during 2014, net of the impact of selling two vessels, and to the acquisition of four vessels in 2013. Ownership days increased 26% from 3,728 in 2013 to 4,713 in 2014. The vessel operating expense expressed on a per day basis increased to $6,277 for the year ended December 31, 2014 from $6,172 for the same period in 2013, or 2%.

General and Administrative

Pangaea’s general and administrative expenses include accounting, legal and professional fees, payroll, rent and related expenses for its corporate offices. General and administrative expenses for the years ended December 31, 2014 and 2013 were $12.8 million and $11.6 million, respectively, an increase of approximately 10%. The increase in general and administrative expenses is attributable to an increase in costs incurred in conjunction with the Mergers and to the resulting public company listing expenses. Legal fees increased approximately $0.4 million, accounting and audit fees increased approximately $0.2 million, travel expenses increased $0.1 million and salary and related expenses increased approximately $0.3 million due to the increase in staff required as a public company. We also incurred approximately $0.1 million in Board of Director fees and approximately $0.1 million for Director and Officer insurance expense.

Depreciation and Amortization

For the years ended December 31, 2014 and 2013, total depreciation and amortization expense was $11.7 million and $9.6 million, respectively. During 2014, total depreciation and amortization includes approximately $10.4 million of vessel and other fixed assets depreciation, and approximately $1.3 million relating to the amortization of deferred drydocking costs. During 2013, total depreciation and amortization includes $8.8 million of vessel and other fixed assets depreciation, and $0.8 million relating to the amortization of deferred drydocking costs. The increase in depreciation and amortization expense was attributable to the acquisition of three vessels in 2014, which added approximately $1.7 million and to the full year of depreciation for two of the vessels acquired in 2013, which added approximately $0.5 million. Three vessels were drydocked in 2014 resulting in a $0.3 million increase in amortization of drydocking expenses. The other two vessels acquired in 2013 were sold in 2014. Accordingly, the Company did not incur depreciation expense in 2014, which offset the increase discussed above by approximately $0.4 million.

Loss on Impairment

The Company determined that there was an impairment indicator and performed an analysis of estimated undiscounted cash flows for each of its asset groups (vessels by size, age and special classification). See “Long-lived Assets Impairment Considerations,” above for details regarding the Company’s accounting for impairment. As a result, a loss on impairment of these vessels totaling approximately $10.0 million is included in the consolidated statements of operations. In addition, the Company recorded a loss on impairment of the m/v Bulk Cajun of approximately $1.5 million, because the vessel was sold in February 2015 for its scrap value.

Gain on Sale of Vessels

Consistent with our approach to continually optimize our fleet, we took advantage of the strong secondhand market in the first quarter of 2014 to sell two vessels that no longer fit our overall fleet profile. The sale of m/v Bulk Providence resulted in a gain of approximately $2.2 million and the sale of the m/v Bulk Liberty resulted in a gain of approximately $1.7 million.

At December 31, 2014, the carrying amount of the m/v Bulk Discovery was determined to be higher than its estimated undiscounted future cash flows because of the higher than expected estimate of upcoming drydocking costs. At December 31, 2014, the carrying amount of the m/v Nordic Barents and m/v Nordic Bothnia were determined to be higher than their estimated undiscounted future cash flows because the TCE rates anticipated in the Company’s annual budget for 2015, which were used to calculate such cash flows, were lower than the rates forecasted as of the third quarter due to deteriorated market conditions in the fourth quarter.

Income from Operations

Income from operations was $21.4 million for the year ended December 31, 2013 compared to losses from operations of $2.5 million for the fiscal year ended December 31, 2014. The decrease is predominantly due to the loss on impairment of $11.5 million and to the increase in charter expense of $18.8 million. Charter expense as a percentage of total revenue increased from 33% in 2013 to 38% in 2014. Income from operations was also impacted by offhire of owned vessels, during which time the Company does not earn revenue, but continues to pay operating expenses. There were 250 offhire days in 2014 as compared to 61 in 2013. Most of these offhire days relate to scheduled drydockings. These increases were offset by the decrease in voyage expenses, as discussed above.

Imputed Interest on Related Party Long-Term Debt

During 2013, each of NBHC’s shareholders provided funding for the deposits on newbuildings under construction in the form of non-interest bearing long-term debt payable on January 9, 2023. The loans were carried at the present value of the future cash flows utilizing an imputed interest rate of 7.5% (which was determined by reference to rates of comparable companies on similar subordinated debt instruments). The discount of $17.8 million was being amortized over the term of the loan using the interest method. The amortization of this discount (imputed interest) was $1.1 million for the year ended December 31, 2013. In 2014, the terms of these loans were changed to on-demand. Accordingly, the unamortized discount was recorded as a reduction in noncontrolling interest and imputed interest was not recorded after that date. The Company has an agreement in principle with the shareholders of NBHC to reclassify the related party debt to equity.

Unrealized (loss) gain on derivative instruments

The unrealized loss on derivative instruments represents the decrease in fair value of the forward freight agreements and bunker swaps. The decline in value is the result of the decrease in market TCE rates in the second and third quarters and to falling bunker prices from the end of the second quarter to the end of the year. The Company had unrealized gain on derivatives at December 31, 2013 due to improvement in the market during the 4th quarter of the year.

Other (expense) income

The increase in other (expense) income is due to losses of approximately $2.1 million incurred in connection with the bankruptcy of the counterparty to certain of the Company’s bunker fuel swaps for positions that had not settled at the time of the bankruptcy filing. In addition, the Company recorded approximately $1.5 million of expenses resulting from legal actions.

Income Attributable to Non-controlling Interests

This amount represents the net income attributable to non-controlling interest in NBH, NBHC, BVH, and Bulk Cajun. Net income attributable to non-controlling interest for the year ended December 31, 2014 and 2013 was a loss of $1.5 million and income of $0.06 million, respectively. The decrease was predominantly due to the fact that NBH had losses of $3.2 million in 2014 as compared to $1.8 million of income, for the year ended December 31, 2013.

Liquidity and Capital Resources

Liquidity and Cash Needs

The Company has historically financed its capital requirements with cash flow from operations, the issuance of convertible redeemable preferred stock, proceeds from related party debt, and proceeds from long-term debt. The Company has used its funds primarily to fund its operations, vessel acquisitions, and the repayment of debt and the associated interest expense. The Company may consider debt or equity financing alternatives from time to time. However, if market conditions are negative, the Company may be unable to raise additional debt or equity financing on acceptable terms or at all. As a result, the Company may be unable to pursue opportunities to expand its business.

Additionally, NBHC, a 33% owned subsidiary of the Company, has made all of its newbuilding deposits required to date by using funds from related party loans from its shareholders, the Company, ST Shipping and Transport Ltd. (“ST Shipping”) and ASO 2020 Maritime S.A. (“ASO2020”) (see the Related Party Transactions section below). The Company believes that each of NBHC’s joint venture partners, ST Shipping and ASO2020, will continue to meet the deposit schedule for the final newbuilding by making additional related party loans, and will not call any existing related party loans. However, if NBHC’s shareholders do not provide required funds, NBHC would likely need to seek replacement financing, which may not be available on acceptable terms. In such case, the Company may not be able to pursue opportunities to expand its business or meet its other commitments.

At December 31, 2014 the Company has a working capital deficit of $59.1 million, a net loss of $12.1 million and was not in compliance with certain covenants in its secured debt agreements. At December 31, 2013, the Company had a working capital deficit of $13.8 million. In 2014, the working capital deficit is predominantly due to the $49.4 million related party loans (which terms were amended to on-demand in April 2014 as discussed above), and loans of approximately $9.7 million payable to the Founders and their affiliated entities. In 2013, the working capital deficits were primarily due to accrued dividends payable to preferred shareholders, which were converted to common shares in 2014 in conjunction with the Mergers. At December 31, 2013, accrued dividends payable to preferred shareholders were $10.3 million.

In order to address any going concern issues related to the issues noted above, certain of the Company’s common shareholders have provided written agreements whereby they have committed to providing financial support in the form of loans. At December 31, 2014, the Company also had an agreement in principle with the shareholders of NBHC and BVH to reclassify the related party debt to equity. Additional considerations made by management in assessing the Company’s ability to continue as a going concern are its steadily increasing cash flows from operations, which were approximately $25.0 million in 2014 and approximately $21.1 million in 2013; its ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments; its significant contract employment (COAs) and the excess of the fair value of its vessels over the current and long-term debt secured by these vessels.

Capital Expenditures

The Company’s capital expenditures relate to the purchase of interests in vessels, and capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned fleet includes eight Panamax drybulk carriers (five of which are Ice-Class 1A), four Supramax drybulk carriers and two Handymax drybulk carriers.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of drydocking, the costs are relatively predictable. Funding of these requirements is anticipated to be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company expects to drydock six vessels during 2015 and one vessel during 2016, at an aggregate anticipated cost of $3.0 million and $1.5 million, respectively, not including any unanticipated repairs.

The following table summarizes Pangaea’s net cash flows from operating, investing and financing activities for the fiscal years ended December 31, 2014 and 2013:

(In millions of U.S. dollars)	2014	2013
Net cash provided by operating activities	24.6	21.1

Net cash used in investing activities	(39.2)	(84.0)

Net cash provided by financing activities	25.5	62.1

Net Cash Provided by Operating Activities.  Net cash provided by operating activities during the year ended December 31, 2014 was $24.6 million, compared to net cash provided by operating activities of $21.1 million during the year ended December 31, 2013. The increase is due to changes in operating assets and liabilities, predominantly accounts receivable, which fluctuate significantly depending on the timing of voyages and the days outstanding, inventory, which varies with the number of voyages in process and bunker fuel prices, and accounts payable, accrued expenses and other current liabilities, of which the predominant fluctuation is from the timing of bunker fuel payments and the number of vessels chartered in and the related charter hire expense payments.

Net Cash Used in Investing Activities.  Net cash used in investing activities during the year ended December 31, 2013 was $39.2 million, compared to $84.0 million for the year ended December 31, 2013. The Company invested $43.9 in new vessels in 2014 and deposits on newbuildings increased by $13.1 million net of the delivery of one newbuilding in September 2014. This was offset by the sale of two vessels for $23.3 million. The Company used approximately $4.9 million for drydocking of four vessels in 2014. The Company used $81.6 million on new vessels and deposits on newbuildings in 2013 and approximately $0.7 million to upgrade vessels in 2013. Pangaea also used $1.5 million as deposits toward the purchase of interests in two vessels in 2013. Both of these ships were delivered in the first quarter of 2014.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities during the year ended December 31, 2014 was $25.5 million, compared to $62.1 million for the year ended December 31, 2013. The Mergers provided cash of $8.4 million less transactions costs of $5.1 million. Related parties provided net financing of $17.4 million in 2014 as compared to $24.3 million in 2013, predominantly for vessel acquisitions and deposits on newbuildings. During the year ended December 31, 2014, cash provided through long-term debt was $5.2 million, net of payments and financing fees. In 2013, long-term debt increased $16.0 million on a net basis, and cash provided through the issuance of convertible redeemable preferred stock was $21.9 million.

Borrowing Activities

Long-term debt consists of the following:

	December 31,	December 31,
	2014	2013

Bulk Pangaea Secured Note (1)	$3,121,875	$4,509,375
Bulk Patriot Secured Note (1)	4,762,500	7,212,500
Bulk Trident Secured Note (1)	7,650,000	8,925,000
Bulk Juliana Secured Note (1)	5,070,312	6,422,395
Bulk Phoenix Secured Note (1)	8,916,665	9,783,334
Bulk Providence Secured Note (4)	-	7,760,000
Bulk Cajun Secured Note (2)	853,125	1,990,625
Bulk Discovery Secured Note (2)	3,780,000	5,204,000
Bulk Atlantic Secured Note (2)	7,890,000	8,250,000
Bulk Liberty Secured Note (5)	-	5,685,000
Bulk Nordic Odyssey, Bulk Nordic Orion and Bulk Nordic Oshima Loan Agreement (3)	51,125,000	34,000,000
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	12,021,730	-
Long Wharf Construction to Term Loan	998,148	1,016,834

Total	106,189,355	100,759,063
Less: current portion	(17,807,673)	(16,065,483)
Less: unamortized bank fees	(951,265)	(1,391,159)
Secured long-term debt	$87,430,417	$83,302,421

(1)	The Bulk Pangaea Secured Note, the Bulk Patriot Secured Note, the Bulk Trident Secured Note, the Bulk Juliana Secured Note, and the Bulk Phoenix Secured Note are cross-collateralized by the vessels m/v Bulk Juliana, m/v Bulk Patriot, m/v Bulk Trident, m/v Bulk Pangaea, and m/v Bulk Newport and are guaranteed by the Company.

(2)	The Bulk Discovery Secured Note, the Bulk Cajun Secured Note, and the Bulk Atlantic Secured Note are cross-collateralized by the vessels m/v Bulk Discovery, m/v Bulk Cajun, and m/v Bulk Beothuk and are guaranteed by the Company.

(3)	The Bulk Nordic Odyssey and the Bulk Nordic Orion Loan Agreement was amended on September 17, 2014, to provide for an additional advance to finance the acquisition of m/v Nordic Oshima.

(4)	The Bulk Providence Secured Note was repaid in connection with the sale of the m/v Bulk Providence on May 27, 2014.

(5)	The Bulk Liberty Secured Note was repaid in connection with the sale of the m/v Bulk Liberty on July 4, 2014.

The Senior Secured Post-Delivery Term Loan Facility

On April 15, 2013, the Company, through its wholly-owned subsidiaries, Bulk Pangaea, Bulk Patriot, Bulk Juliana and Bulk Trident, entered into a $30.3 million Senior Secured Post-Delivery Term Loan Facility (the “Post-Delivery Facility”) to refinance the Bulk Pangaea Secured Term Loan Facility dated December 15, 2009, the Bulk Patriot Secured Term Loan Facility dated September 29, 2011, the Bulk Juliana Secured Term Loan Facility dated April 18, 2012, and the Bulk Trident Secured Term Loan Facility dated August 28, 2012, the proceeds of which were used to finance the acquisitions of the m/v Bulk Pangaea, the m/v Bulk Patriot, the m/v Bulk Juliana and the m/v Bulk Trident, respectively. The Post-Delivery Facility was subsequently amended on May 16, 2013 by the First Amendatory Agreement, to increase the facility by $8.0 million to finance the acquisition of the m/v Bulk Providence and again on August 28, 2013, by the Second Amendatory Facility, to increase the facility by $10.0 million to finance the acquisition of the m/v Bulk Newport. The Bulk Providence was sold on May 27, 2014 as discussed below.

The Post-Delivery Facility contains financial covenants that require the Company to maintain a minimum consolidated net worth, and requires the Company to maintain a consolidated debt service ratio of not less than 120%, tested annually, as defined. In addition, the facility contains other Company and vessel related covenants that, among other things, restricts changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of December 31, 2014, the Company was not in compliance with the consolidated debt service ratio. Accordingly, the Company obtained a waiver from the Facility Agent. At December 31, 2013, the Company was in compliance with all required covenants.

The Post-Delivery Facility is divided into six tranches, as follows:

Bulk Pangaea Secured Note

Initial amount of $12,250,000, entered into in December 2009, for the acquisition of m/v Bulk Pangaea. The interest rate was fixed at 3.96% in April 2013, in conjunction with the post-delivery amendment discussed above. The amendment also modified the repayment schedule to 15 equal quarterly payments of $346,875 ending in January 2017.

Bulk Patriot Secured Note

Initial amount of $12,000,000, entered into in September 2011, for the acquisition of the m/v Bulk Patriot. Loan requires repayment in 24 equal quarterly installments of $500,000 beginning in January 2012. The interest rate was fixed at 4.01% in April 2013 in conjunction with the post-delivery amendment discussed above.

Bulk Trident Secured Note

Initial amount of $10,200,000, entered into in April 2012, for the acquisition of the m/v Bulk Trident. Loan requires repayment in 24 equal quarterly installments of $318,750 beginning in December 2012 with a balloon payment of $2,550,000 together with the last quarterly installment. Interest was fixed at 4.29% in April 2013 in conjunction with the post-delivery amendment discussed above.

Bulk Juliana Secured Note

Initial amount of $8,112,500, entered into in April 2012, for the acquisition of the m/v Bulk Juliana. Loan requires repayment in 24 equal quarterly installments of $338,021 beginning in October 2012. Interest was fixed at 4.38% in April 2013 in conjunction with the post-delivery amendment discussed above.

Bulk Phoenix Secured Note

Initial amount of $10,000,000, entered into in May 2013, for the acquisition of m/v Bulk Newport. Loan requires repayment in 7 equal quarterly installments of $216,667 and 16 equal quarterly installments of $416,667 with a balloon payment of $1,816,659 due in July 2019. Interest is fixed at 5.09%.

Bulk Providence Secured Note

Initial amount of $8,000,000, entered into in May 2013, for the acquisition of m/v Bulk Providence. Loan requires repayment in 8 equal quarterly installments of $120,000, 16 equal quarterly installments of $190,000 and a balloon payment of $4,000,000 due in July 2019. Interest is fixed at 4.38%. The loan was repaid in conjunction with the sale of the m/v Bulk Providence on May 27, 2014.

Other secured debt:

Bulk Cajun Secured Note

Initial amount of $4,550,000, entered into in October 2011, for the acquisition of the m/v Bulk Cajun. Loan requires repayment in 16 equal quarterly installments of $284,375 beginning in January 2012 with a balloon payment of $2,000,000 together the last quarterly installment. Interest is fixed at 6.51%. This loan was repaid in February 2015 in conjunction with the sale of the m/v Bulk Cajun.

Bulk Discovery Secured Note

Initial amount of $9,120,000, entered into in February 2011, for the acquisition of the m/v Bulk Discovery. Loan requires repayment in 20 equal quarterly installments of $356,000 beginning in September 2011 with a balloon payment of $2,000,000 together with the last quarterly installment. Interest is fixed at a rate of 8.16%.

Bulk Atlantic Secured Note

Initial amount of $8,520,000, entered into on February 18, 2013, for the acquisition of m/v Bulk Beothuk. Loan requires repayment in 8 equal quarterly installments of $90,000 beginning in May 2013, 12 equal quarterly installments of $295,000 and a balloon payment of $4,260,000 due in February 2018. Interest is fixed at 6.46%.

Bulk Liberty Secured Note

Initial amount of $5,685,000, entered into on July 2013, for the acquisition of m/v Bulk Liberty. Loan requires repayment in 19 equal quarterly installments of $149,605 beginning in January 2014 and a balloon payment of $2,842,505 due in February 2018. Interest is fixed at 7.06%. The loan was repaid in connection with the sale of the m/v Bulk Liberty on July 4, 2014.

The other secured debt, as outlined above, contains minimum EBITDA to fixed charges and collateral maintenance ratio clauses. If the Company encountered a change in financial condition which, in the opinion of the lender, is likely to affect the Company’s ability to perform its obligations under the loan facility, the Company’s credit agreement could be cancelled at the lender’s sole discretion. The lender could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable, and proceed against any collateral securing such indebtedness. As of December 31, 2014, the Company was not in compliance with the minimum EBITDA to fixed charges ratio. Accordingly, the Company obtained a waiver from the Facility Agent. At December 31, 2013, the Company was in compliance with all required covenants.

Bulk Nordic Odyssey and Bulk Nordic Orion Loan Agreement

Initial amount of $40,000,000, entered into on August 6, 2012, for the acquisition of the m/v Nordic Odyssey and the m/v Nordic Orion. The agreement requires repayment in 20 quarterly installments of $1,000,000 beginning in October 2012, with an additional $1,000,000 installment payable on the 5th, 9th and 17th installment dates and a balloon payment of $17,000,000 due with the final installment. Interest is floating at LIBOR plus 3.25% (3.48% at December 31, 2013). The loan is secured by first preferred mortgages on the m/v Nordic Orion and the m/v Nordic Odyssey, the assignment of the earnings, insurances and requisite compensation of the two entities, and by guarantees of their shareholders. The Agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause which requires the aggregate fair market value of the vessel plus the net realizable value of any additional collateral previously provided to remain above defined ratios. As of December 31, 2013, the Company was in compliance with this covenant.

The loan was amended on September 17, 2014 in conjunction with the delivery of the m/v Nordic Oshima (discussed below), whereby the margin was reduced to 3.00%.

Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. And Bulk Nordic Oshima Ltd. – Dated September 17, 2014 Amended and Restated Loan Agreement

Entered into on September 17, 2014, to finance the purchase of the m/v Nordic Oshima, which was delivered to the Company on September 25, 2014. The amended agreement advanced $22,500,000 and requires repayment of this advance in 28 equal quarterly installments of $375,000 and a balloon payment of $12,000,000 due with the final installment. Interest on the advance related to m/v Nordic Oshima is floating at LIBOR plus 2.25% (2.48% at December 31, 2014). The amended loan is secured by first preferred mortgages on the m/v Nordic Odyssey, the m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the three entities, and by guarantees of their shareholders. The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause which requires the aggregate fair market value of the vessel plus the net realizable value of any additional collateral provided to remain above defined ratios. As of December 31, 2014, the Company was in compliance with this covenant.

Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)

Nordic Bulk Barents and Nordic Bulk Bothnia entered into a secured Term Loan Facility of $13,000,000 in two tranches of $6,500,000 which were drawn in conjunction with the delivery of the m/v Nordic Bothnia on January 23, 2014 and the m/v Nordic Barents on March 7, 2014. The loan is secured by mortgages on these two vessels.

The facility bears interest at LIBOR plus 2.5% (2.73% at September 30, 2014). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in September 2014, one installment of $163,010 (per borrower) and a balloon payment of $2,750,000 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel, a minimum value clause of not less than 100% of the indebtedness and a minimum liquidity clause. As of December 31, 2014, the Company was in compliance with all required covenants.

Long Wharf Construction to Term Loan

Initial amount of $1,048,000 entered into in January 2011. The loan is payable monthly based on a 25 year amortization schedule with a final balloon payment of all unpaid principal and accrued interest due January 2021. Interest is floating at LIBOR plus 2.85%. The Company entered into an interest rate swap which matures January 2021 and fixes the interest rate at 6.63%. The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, as well as personal guarantees from the Founders and a corporate guarantee of the Company. The loan contains one financial covenant that requires the Company to maintain a minimum debt service coverage ratio. As of December 31, 2014, the Company was not in compliance with this covenant. Accordingly, the Company obtained a waiver from the lender. At December 31, 2013, the Company was in compliance with this covenant.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,

2015	$17,807,674
2016	19,355,261
2017	28,647,613
2018	13,889,294
2019	10,980,107
Thereafter	15,509,405

$106,189,354

Covenants

With the exception of the Company’s related party loans, certain of its debt agreements generally contain financial covenants, which require it, among other things, to maintain:

•	a consolidated leverage ratio of at least 200%;

•	a consolidated debt service ratio of at least 125%;

•	a minimum consolidated net worth of $45 million; plus 25% of the purchase price or (finance) lease amount of such vessels;

•	a consolidated minimum liquidity of not less than $16.0 million plus $1 million for each additional vessel the Company acquires.

Certain of the Company’ debt agreements also contain restrictive covenants, which may limit it and its subsidiaries’ ability to, among other things:

•	effect changes in management of the Company’ vessels;

•	sell or dispose of any of the Company’ assets, including its vessels;

•	declare and pay dividends;

•	incur additional indebtedness;

•	mortgage the Company’ vessels; and

•	incur and pay management fees or commissions.

A violation of any of the Company’s financial covenants or operating restrictions contained in its credit facilities may constitute an event of default under its credit facilities, which, unless cured within the grace period set forth under the applicable credit facility, if applicable, or waived or modified by the Company’s lenders, provides its lenders with the right to, among other things, require the Company to post additional collateral, enhance its equity and liquidity, increase its interest payments, pay down its indebtedness to a level where it is in compliance with its loan covenants, sell vessels in its fleet, reclassify its indebtedness as current liabilities and accelerate its indebtedness and foreclose their liens on its vessels and the other assets securing the credit facilities, which would impair the Company’s ability to continue to conduct its business.

Certain of the Company’s credit facilities contain a cross-default provision that may be triggered by a default under one of its other credit facilities. A cross-default provision means that a default on one loan would result in a default on certain other loans. Because of the presence of cross-default provisions in certain of the Company’s credit facilities, the refusal of any one lender under its credit facilities to grant or extend a waiver could result in certain of the Company’s indebtedness being accelerated, even if its other lenders under the Company’s credit facilities have waived covenant defaults under the respective credit facilities. If the Company’s secured indebtedness is accelerated in full or in part, it would be very difficult in the current financing environment for the Company to refinance its debt or obtain additional financing and the Company could lose its vessels and other assets securing its credit facilities if the Company’s lenders foreclose their liens, which would adversely affect the Company’s ability to conduct its business.

In connection with any waivers of or amendments to the Company’s credit facilities that it may obtain, its lenders may impose additional operating and financial restrictions on the Company or modify the terms of its existing credit facilities. These restrictions may further restrict the Company’s ability to, among other things, pay dividends, make capital expenditures or incur additional indebtedness, including through the issuance of guarantees. In addition, the Company’s lenders may require the payment of additional fees, require prepayment of a portion of its indebtedness to them, accelerate the amortization schedule for the Company’s indebtedness and increase the interest rates they charge the Company on its outstanding indebtedness.

Related Party Transactions

	December 31,			December 31,			December 31,
	2012	Activity		2013	Activity		2014
Included in accounts payable and accrued expenses on the consolidated balance sheets:
To Founders	$203,050	$-		$203,050	$-		$203,050
Affiliated companies (trade payables)	91,284	(91,284)		-	-		-
	$294,334	$(91,284)		$203,050	$-		$203,050

Included in current related party debt on the consolidated balance sheets:
Loan payable – STST (m/v Orion)	$6,250,000	(6,250,000)	i	$-	$-		$-
Loan payable – STST (m/v Odyssey)	6,250,000	(6,250,000)	i	-	-		-
Loan payable – 2011 Founders Note	4,325,000	-		4,325,000	-		4,325,000
Interest payable in-kind – 2011 Founders Note	341,916	(45,668)	ii	296,248	38,357		334,605
Loan payable – 2012 Founders Note	3,000,000	(3,000,000)	iii	-	-		-
Loan payable to Founders	-	-		-	5,000,000		5,000,000
Interest payable in-kind – 2012 Founders Note	228,407	(228,407)	ii	-	-		-
Loan payable – BVH shareholder (STST)	-	2,995,000	iv	2,995,000	1,447,500	iv	4,442,500
Loan payable to NBHC shareholder (STST)	$-	-		$	$22,500,000	i	$22,500,000
Loan payable to NBHC shareholder (ASO2020)	-	-			22,499,972	v	22,499,972
Total current related party debt	$20,395,323	(12,779,075)		$7,616,248	$51,485,829		$59,102,077

Included in related party long-term debt on the consolidated balance sheets:
Loan payable to NBHC shareholder (STST)	$-	17,030,000		$17,030,000	$(17,030,000)	i	$-
Loan payable to NBHC shareholder (ASO2020)	-	17,029,972		17,029,972	(17,029,972)	v	-
Less unamortized discount	-	(16,756,054)		(16,756,054)	16,756,054	vi	-
Total related party long-term debt	$-	17,303,918		$17,303,918	$(17,303,918)		$-

i.	Loans payable to STST were converted to long-term debt in conjunction with the restructuring of Odyssey and Orion in 2013 (see Note 1). In 2013, STST provided an additional $4,530,000 (to NBHC) for a total of $17,030,000, which was payable in January 2023
ii.	Paid in cash
iii.	Paid through issuance of convertible redeemable preferred stock
iv.	BVH shareholder contribution of $5,000 and loans of $2,995,000 and $1,447,500 entered into for purposes of providing cash deposits on ultramax newbuildings.
v.	In 2013, ASO 2020 Maritime S.A. ("ASO2020") provided $17,029,972 as funding for newbuildings under construction. On April 1, 2014, the loans were amended to remove the maturity dates and have therefore been reclassified to current.
vi.	The unamortized discount at December 31, 2103 was reduced by imputed interest of $322,946 in the first quarter, prior to the amendment of the loan. The net unamortized discount on April 1, 2014 of $16,433,108 has been recorded as a reduction of noncontrol

In connection with the acquisition of m/v Bulk Orion and m/v Bulk Odyssey in 2012, STST provided two $8,050,000 subordinated notes (one designated for each vessel) which were payable on demand and do not bear interest. During the year ended December 31, 2012, aggregate repayments of $3,600,000 were made against these notes.

The Company restructured its existing related party loans payable to STST at December 31, 2012 to modify the repayment date to January 9, 2023.

In January 2013, the Company entered into a Share Transfer Restructuring Agreement through which the shareholders of Odyssey and Orion transferred their shares of those entities and their zero interest subordinated shareholder loans to these entities, to NBHC in exchange for the shares of NBHC.

Also during 2013, NBHC entered into contracts to purchase four 1A ice-class newbuildings and paid deposits of $26,100,000. ST Shipping provided an additional $4,530,000, thereby increasing its loan to $17,030,000. The newest shareholder, ASO2020, also provided $17,030,000 in loans and acquired one-third of the common stock of NBHC for approximately $13,000. These loans were payable on January 9, 2023 and did not bear interest. Accordingly, the loans were carried at the present value of the future cash flows utilizing an imputed interest rate of 7.5% (which was determined by reference to rates of comparable companies on similar subordinated debt instruments). The discount of $17,873,285 was being amortized over the term of the loan using the interest method. The amortization of the discount was $1,117,231 for the year ended December 31, 2013. The excess of cash received over the present value of the loans was recorded as an increase to non-controlling interest. On April 1, 2014, the loans were amended to remove the maturity date. The unamortized discount at April 1, 2014 of $16,433,108 has been recorded as a reduction to noncontrolling interest because the original discount was recorded as in increase in noncontrolling interest. The shareholders made additional loans of $5,470,000 in 2014 to fund deposits on the newbuildings under construction.

BVH entered into an agreement for the construction of two new ultramax newbuildings in 2013. ST Shipping provided a loan of $2,995,000 in 2013 and an additional $1,447,500 in 2014 to make deposits on the contracts. The loan is payable on demand and does not bear interest.

During the year ended December 31, 2012, in connection with the acquisition of the m/v Bulk Orion and m/v Bulk Odyssey, bridge financing of $32,000,000 was provided by ST Shipping, a shareholder of Bulk Orion and Bulk Odyssey. This three month bridge loan bore interest at a floating rate of LIBOR plus 7%. The loan and the related accrued interest were repaid in full during the year ended December 31, 2012.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. On January 1, 2012 the Company issued 5,675 shares of convertible redeemable preferred stock to the Founders, representing a partial repayment of the note. The outstanding balance of the note was $4,325,000 at December 31, 2014 and 2013.

On April 16, 2012, the Founders loaned the Company $11,057,500 (the 2012 Founders Note) under the same terms as the 2011 Founders Note in order for the Company to invest in Bulk Orion and Bulk Odyssey. During the year ended December 31, 2012 the Company repaid $8,057,500 of principal on this note. The remainder of the loan was repaid in 2013 through issuance of convertible redeemable preferred stock.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operations for all of the Company’s owned vessels. During the years ended December 31, 2014 and 2013, the Company incurred technical management fees of $2,356,500 and $1,864,000 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income.

Contractual Obligations

The following table sets forth the Company’s contractual obligations and their maturity dates as of December 31, 2014. Purchase obligations reflect the Company’s agreements for:

•	The construction of three Ice-Class 1A Panamax vessels from a Japanese shipyard through NBHC, a joint venture in which the Company owns a one-third interest. NBHC took delivery of two of these vessels in February 2015 and expects to take delivery of the third vessel 2016;

•	The construction of two Ice-Class 1C Ultramax vessels from a Japanese shipyard through BVH, a joint venture which the Company owns a 50% interest. BVH expects to take delivery of these vessels in 2016.

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
	(US dollars in millions)
Long-Term Debt and Line of Credit	$109.2	$20.8	$48.0	$24.9	$15.5
Purchase Obligations	75.3	6.5	68.8	-	-
	$185.5	$27.3	$116.8	$24.9	$15.5

 Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition in the past two years.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014 or 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The international shipping industry is capital intensive, requiring significant amounts of investment provided in the form of long-term debt. Certain of the Company’s outstanding debt contains floating interest rates that fluctuate with changes in the financial markets and in particular changes in LIBOR. Increasing interest rates could increase the Company’s interest expense and adversely impact its future earnings. In the past, the Company has managed this risk by entering into interest rate swap agreements in which the Company exchanged fixed and variable interest rates based on agreed upon notional amounts. The Company has used such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, the counterparties to the Company’s derivative financial instruments have been major financial institutions, which helped it to manage its exposure to nonperformance of its counterparties under the Company’s debt agreements. As of December 31, 2014 and December 31, 2013, the Company was a party to one interest rate swap agreement, which had an approximate fair value of $(0.1) million at both dates. The Company’s net effective exposure to floating interest rate fluctuations on its outstanding debt was $63.1 million and $34.0 million, respectively, at December 31, 2014 and 2013.

The Company’s interest expense is affected by changes in the general level of interest rates, particularly LIBOR. As an indication of the extent of the Company’s sensitivity to interest rate changes, an increase in LIBOR of 1% would have decreased the Company’s net income and cash flows during the years ended December 31, 2014 and 2013 by approximately $0.2 million and $0.4 million, respectively, based on the debt levels for the beginning and ending balances of each period. The Company expects its sensitivity to interest rate changes to increase in the future if the Company enters into additional debt agreements in connection with its acquisition of additional vessels.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, actively hedges identified economic risk related to long-term cargo contracts with forward freight agreements, or FFAs. The usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. During the years ended December 31, 2014 and 2013, the Company entered into various FFAs. There were no open positions at December 31, 2014. The aggregate fair value of the FFAs at December 31, 2013 was an asset of approximately $0.9 million.

Fuel Swap Contracts

The Company monitors the market volatility associated with bunker prices and its impact on long-term contracts; and seeks to reduce the risk of such volatility through a bunker hedging program. During the years ended December 31, 2014 and the year ended December 31, 2013, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at December 31, 2014 and December 31, 2013, were liabilities of approximately $1.4 million and $0.2 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer; of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered that our internal controls and procedures are still being developed, reviewed and tested by management, but noted that we are not yet required to make an assessment regarding internal control over financial reporting. As discussed below, we are now actively preparing for full compliance with the requirements of Item 308 of Regulation S-K relating to internal control over financial reporting for our annual report for the 2015 fiscal year. In addition, in the process of preparing our audited financial statements for the year ended December 31, 2014, we determined that certain material weaknesses, as discussed below in “Internal Control over Financial Reporting,” remained or had been identified.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of December 31, 2014, that certain material weaknesses and significant deficiencies remain or have been identified, and that we are still developing, reviewing and testing our internal controls and procedures, our management believes that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As noted above, we are actively preparing for full compliance with the requirements of Item 308 of Regulation S-K relating to internal control over financial reporting for our 2015 annual report on Form 10-K, but due to the significant impact of the recently completed merger with Quartet, this report does not include a report of management’s assessment regarding internal control.

Prior to October 1, 2014, we were a shell company and substantially all of the internal control over financial reporting that existed prior to that date related to us no longer exists and has been replaced by the internal control over financial reporting of Pangaea, our operating subsidiary which we acquired in the Mergers on that date. Pangaea was a private company that was not required to file with the SEC and therefore its management had no reason to make an assessment of, or consider the preparation of a management report on, internal control over financial reporting as required by Form 10-K.

In preparing our financial statements as of and for the year ended December 31, 2014, we identified material weaknesses in internal control. A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented to detected on a timely basis.

Our management team determined that we had material weaknesses in our controls over financial reporting as follows:

•	our controls and procedures over the financial statement close process were not effectively designed to assess whether financial statements are in compliance with GAAP due to lack of sufficient resources. This matter was specifically identified in relation to the accounting for and reporting of complex accounting matters, evaluation of balance sheet classifications and period-end cut-off, and the appropriate preparation of the underlying accounting records, and

•	we did not have adequate controls in place in our finance and accounting functions to ensure appropriate segregation of duties. The lack of segregation of duties exists in key areas such as review and approval of journal entries, information systems administration, and cash disbursements, and

•	we did not establish controls around the review of key assumptions used in the analysis of long-lived asset impairment for consistency with other assumptions in the financial statements.

Historically, we have not had sufficient accounting and supervisory personnel or adequate formally documented accounting policies and procedures to support effective internal controls and appropriate segregation of duties. We have commenced the process of formally documenting, reviewing and improving our internal control over financial reporting. We have made efforts to improve our internal control and accounting policies and procedures. These efforts included hiring new accounting personnel. In addition, since the Mergers, the chairman of the audit committee of our board of directors has been working closely with our executive management team to review the material weaknesses and to accelerate the necessary remedial actions.

Notwithstanding the material weaknesses discussed above, and the fact we are still developing, reviewing and testing our internal controls and procedures, our management, based upon the substantive work performed during the financial reporting process, believes that our consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP.

This annual report does not include an attestation report of the Company’s registered independent accounting firm due to a reduced requirements for emerging growth companies under the JOBS Act.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives.

Changes in Internal Control over Financial Reporting

Other than the changes noted above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Edward Coll	58	Chairman of the Board and Chief Executive Officer
Carl Claus Boggild		President
Anthony Laura	63	Chief Financial Officer and Secretary
Richard T. du Moulin	68	Director
Mark L. Filanowski	60	Director
Paul Hong	45	Director
Peter M. Yu	53	Director
Eric S. Rosenfeld	57	Director
David D. Sgro	38	Director

Edward Coll. Mr. Coll is the Chairman of the Board and Chief Executive Officer. Mr. Coll is a founder of Pangaea and has served as its Chief Executive Officer since its inception. Prior to co-founding Bulk Partners Ltd., the predecessor company to Pangaea, in 1996, Mr. Coll spent 10 years at Continental Grain Company with assignments in New York, New Orleans, Rome and Rotterdam. He joined Commodity Ocean Transport Corp (COTCO) in 1989 and became president of the company in 1993. In this position, Mr. Coll was responsible for the overall activities and businesses of three U.S public shipping companies. Mr. Coll is an elected member of the American Bureau of Shipping and has considerable expertise in the worldwide shipping and commodities markets and lectures regularly on these topics. He holds a B.S. in nautical science from the United States Merchant Marine Academy at Kings Point and a master's degree in international business from Pace University. Mr. Coll’s qualifications to sit on our board include his operational experience and deep knowledge of the shipping industry.

Carl Claus Boggild. Mr. Boggild is the President (Brazil) of the Company. Mr. Boggild is a founder of Pangaea and has served as its President (Brazil) since its inception. Prior to co-founding Bulk Partners Ltd., the predecessor company to Pangaea, in 1996, Mr. Boggild was Director of Chartering and Operations at the Korf Group of Germany. He also was a partner at Trasafra Ltd, a Brazilian agent for the largest independent grain parcel operator from Argentina and Brazil to Europe. He worked for Hudson Trading and Chartering where he was responsible for Brazilian related transportation services. As President of Commodity Ocean Transport Corporation (COTCO) he was responsible for the operations of its affiliate Handy Bulk Carriers Corporation. Prior to becoming President of COTCO, Mr. Boggild was an Executive Vice President and was responsible for its Latin American operations. Mr. Boggild holds a diploma in International Maritime Law. Mr. Boggild’s qualifications to sit on our board include his operational experience and deep knowledge of the shipping industry.

Peter M. Yu. Mr. Peter M. Yu serves as a director of the Company. Mr. Yu will continue to serve as a director of Pangaea, a position he has held since 2008. Mr. Yu founded Cartesian Capital Group, LLC, a global private equity firm with more than $2 billion in commitments under management and the responsibility for more than 19 investments in a variety of fields and industries, in 2006. Prior to founding Cartesian, Mr. Yu founded AIGCP in 1996 and served as President and Chief Executive Officer. Under his leadership, AIGCP became a leading international private equity firm, with more than $4.5 billion in committed capital. Prior to founding AIGCP in 1996, Mr. Yu served President Clinton as Director to the National Economic Council, the White House office responsible for developing and coordinating economic policy. A graduate of Harvard Law School, Mr. Yu served as President of the Harvard Law Review and as a law clerk on the U.S. Supreme Court. Mr. Yu received a B.A. degree from Princeton University’s Woodrow Wilson School. Mr. Yu is a director of Banco Daycoval, S.A., a publicly traded bank headquartered in Brazil. Mr. Yu is also a director of a number of private entities partly or wholly-owned by funds sponsored by Cartesian Capital Group. Mr. Yu’s qualifications to sit on our board include his substantial experience in the areas of business management and financial and investment expertise.

Paul Hong. Mr. Paul Hong serves as a director of the Company. Mr. Hong is a Senior Managing Director at Cartesian Capital Group. Prior to joining Cartesian, Paul served as Senior Vice President and General Counsel of AIG Capital Partners. Paul was previously an attorney in the corporate and tax departments of Kirkland & Ellis where he specialized in private equity transactions. Paul holds an AB in Economics from Columbia College, a JD from Columbia Law School, and an LLM in Taxation from New York University Law School. Mr. Hong’s qualifications to sit on our board include his substantial experience in the areas of business management and financial and investment expertise.

Richard T. du Moulin. Mr. Richard T. du Moulin serves as a director of the Company. Mr. du Moulin is currently the President of Intrepid Shipping LLC, a position he has held since he founded Intrepid in 2002. From 1974, he spent 15 years with OMI Corporation, where he served as Executive Vice President, Chief Operating Officer, and as a member of the company's Board of Directors. From 1998 to 2002, Mr. du Moulin served as Chairman and Chief Executive Officer of Marine Transport Corporation. From 1989 to 1998, Mr. du Moulin served as Chairman and CEO of Marine Transport Lines. Mr. du Moulin is a member of the Board of Trustees and Chairman of the Seamens Church Institute of New York and New Jersey. He currently serves as a Director of Teekay Tankers and, Tidewater Inc. Mr. du Moulin served as Chairman of Intertanko, the leading trade organization for the tanker industry, from 1996 to 1999. Mr. du Moulin served in the US Navy and is a recipient of the US Coast Guard's Distinguished Service Medal. He received a BA from Dartmouth College and an MBA from Harvard University. Mr. du Moulin’s qualifications to sit on our board include his operational experience and deep knowledge of the shipping industry.

Mark L. Filanowski. Mr. Mark L. Filanowski serves as a director of the Company. Mr. Filanowski formed Intrepid Shipping LLC with Richard du Moulin in 2002. He started his career at Ernst & Young from 1976 to 1984. Subsequently, Mr. Filanowski spent 4 years at Armtek Corporation, where he served as Vice President and Controller. From 1989 to 2002, he served as Chief Financial Officer and Senior Vice President at Marine Transport Corporation, which he helped take private from NASDAQ. Mr. Filanowski is a Director of ETRE REIT, LLC and is a member of the American Bureau of Shipping. Previously, he has served as the Chairman of the Board at Arvak and at Shoreline Mutual (Bermuda) Ltd., an insurance company. Mr. Filanowski was formerly a Certified Public Accountant. He earned a BS from University of Connecticut and an MBA from New York University. Mr. Filanowski’s qualifications to sit on our board include his operational experience and deep knowledge of the shipping industry and his qualifications to sit on the audit committee include his financial experience as a CPA with Ernst & Young as well as his positions as Controller at Armtek and as CFO at Marine Transport.

Anthony Laura. Mr. Laura is the Chief Financial Officer of the Company. Mr. Laura is a founder of Pangaea and has served as its Chief Financial Officer since its inception. Prior to co-founding Bulk Partners Ltd., the predecessor to Pangaea, in 1996, Mr. Laura spent 10 years as CFO of COTCO. Mr. Laura also served at Navinvest Marine Services from 1986 to 1996. Mr. Laura is a graduate of Fordham University.

Eric S. Rosenfeld. Eric S. Rosenfeld serves as a director of the Company. Mr. Rosenfeld served as Quartet’s chairman of the board and chief executive officer from its inception through consummation of the Mergers. Mr. Rosenfeld has been the president and chief executive officer of Crescendo Partners, L.P. (“Crescendo”), a New York-based investment firm, since its formation in November 1998. Mr. Rosenfeld has formed and served as CEO and as a director of three prior special purpose acquisition companies, Arpeggio Acquisition Corporation (“Arpeggio”), Rhapsody Acquisition Corp. (“Rhapsody”) and Trio Merger Corp. (“Trio”). Mr. Rosenfeld presently serves or has served on the board of directors of Arpeggio, Rhapsody, Trio, CPI Aerostructures, Inc., Cott Corporation, Absolute Software Corporation, Primoris Services Corporation (“Primoris”), Hill International, Spar Aerospace Limited, Hip Interactive, AD OPT Technologies Inc., Pivotal Corporation, Sierra Systems Group, Inc., Geac Computer Corporation Limited, Emergis Inc., Matrikon Inc., Dalsa Corporation, Computer Horizons Corp. and SAExploration Holdings Inc. Prior to forming Crescendo Partners, Mr. Rosenfeld had been managing director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. since 1985. Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a senior faculty member at the Director’s College. He has also been a regular guest host on CNBC. Mr. Rosenfeld received an A.B. in economics from Brown University and an M.B.A. from the Harvard Business School.

David D. Sgro. David D. Sgro serves as a director of the Company. Mr. Sgro served as Quartet’s chief financial officer, secretary and a member of its board of directors from its inception through consummation of the Mergers. Mr. Sgro has been a Managing Director, Senior Vice President, Vice President and investment analyst of Crescendo from May 2005 to the present. Mr. Sgro presently serves or has served on the board of directors of Rhapsody, Trio, Primoris, Bridgewater Systems, Inc. and COM DEV International Ltd. Mr. Sgro attended Columbia Business School and prior to that, Mr. Sgro worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate. From June 2004 to August 2004, Mr. Sgro worked as an analyst at Brandes Investment Partners. Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. In 2001, he became a Chartered Financial Analyst (CFA) Charterholder. Mr. Sgro is a regular guest lecturer at the College of New Jersey and Columbia Business School.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. Messrs. Eric Rosenfeld, Richard du Moulin and Mark Filanowski serve as Class I directors, whose term expires at the Registrant’s 2015 annual meeting. Messrs. Paul Hong, Claus Boggild and David Sgro serve as Class II directors, whose term expires at the Registrant’s 2016 annual meeting and Messrs. Peter Yu and Edward Coll serve as Class III directors, whose term expires at the Registrant’s 2017 annual meeting. Messrs. Filanowski, Hong and Sgro were appointed to serve on the Registrant’s audit committee. Messrs. du Moulin, Rosenfeld and Yu were appointed to serve on the Registrant’s compensation committee and nominating committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2014, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

Code of Ethics

In October 2014, our board of directors adopted a code of ethics that applies to directors, officers, and employees of ours and of any subsidiaries we may have in the future (including our principal executive officer, our principal financial officer, our principal accounting officer or controller, and persons performing similar functions). We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Phoenix Bulk Carriers (US) LLC. 109 Long Wharf, Newport, RI 02840

Corporate Governance

Audit Committee

Effective October 2014, we established an audit committee of the board of directors, which is comprised of Mark Filanowski, Paul Hong and David Sgro, each of whom is an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee is composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that all members of the committee qualify as “audit committee financial experts,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective October 2014, we established a nominating committee of the board of directors, which consists of Richard du Moulin, Eric Rosenfeld and Peter Yu, each of whom is an independent director. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in our Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective October 2014, we established a Compensation Committee which is comprised of Richard du Moulin, Eric Rosenfeld and Peter Yu. The Compensation Committee reviews and approves compensation paid to the Company’s officers and directors and administers the Company’s incentive compensation plans, including authority to make and modify awards under such plans. The Compensation Committee Charter is available on the Company’s website at www.pangaeals.com.

Compensation committee interlocks and insider participations

As of December 31, 2014, none of the members of our compensation committee will be, or will have at any time during the past year been, one of our officers or employees. None of our executive officers currently serves or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

ITEM 11.	EXECUTIVE COMPENSATION.

The Company’s senior executives are generally awarded merit increases and annual incentive compensation in December of each year, following completion of annual performance review cycle.

The Company does not have employment agreements with any of its senior executives, including its executive officers.

Summary Compensation Table of the Company’s Named Executive Officers

Under the JOBS Act, emerging growth companies meet the Regulation S-K Item 402 disclosure requirements by providing the shorter disclosure required of a smaller reporting company, specifically, the total compensation of the Company’s named executive officer’s which consists of (i) the Company’s Chief Executive Officer, (ii) each of the Company’s next two most highly compensation executive officers, other than its Chief Executive Officer, who served as an executive officer at December 31, 2014 and whose total compensation exceeded $100,000, and (iii) two individuals for whom disclosure would have been required but who were not serving as executive officers of the Company at December 31, 2014. The following table sets forth the total compensation for the fiscal years ended December 31, 2014 and 2013:

Name and Principal Position	Year	Salary	Bonus	All Other Compensation(1)	Total

Edward Coll	2014	$200,000	$425,000	$5,750	$630,750
Chief Executive Officer
(Principal Executive Officer)	2013	$200,000	$432,500	$2,300	$634,800

Carl Claus Boggild	2014	$200,000	$200,000	$-	$400,000
President – Brazil	2013	$200,000	$-	$-	$200,000

Anthony Laura	2014	$200,000	$200,000	$5,750	$405,750
Chief Financial Officer
(Principal Financial Officer)	2013	$200,000	$135,000	$2,300	$337,300

(1)	All other compensation includes employer matching contribution to the 401(k) plan.

Narrative Disclosure to Summary Compensation Table

The Company does not have employment agreements with any of its named executive officers and has not previously granted its named executive officers any share or share-based awards. Bonuses paid to our named executive officers are purely discretionary, as determined by our Compensation Committee, and may be paid in the year following the calendar year to which they relate.

The Company maintains, and the named executive officers (other than Mr. Boggild) participate in, a 401(k) retirement savings plan. Each participant who is a United States employee may contribute to the 401(k) plan, through payroll deductions, up to 90% of his or her salary limited to the maximum allowed by the Internal Revenue Service regulations. All amounts contributed by employee participants and earnings on these contributions are fully vested at all times and are not taxable to participants until withdrawn. Employee participants may elect to invest their contributions in various established funds. The Company also makes contributions to the accounts of plan participants.

Except as set forth above, the Company’s named executive officers generally participate in the same programs as its other employees.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2014, none of the Company’s officers, including its named executive officers held any outstanding equity- or equity-based awards.

Retirement Benefits, Termination, Severance and Change in Control Payments

As of December 31, 2014, none of the Company’s officers, including its named executive officers have any retirement benefits (other than their right to participate in the Company’s 401(k) retirement plan, as described above) or have any rights to severance payments.

Compensation of Non-Employee Directors.

The following table sets forth compensation paid to or earned by our non-employee directors during 2014:

Name(1)	Fees Earned or Paid in Cash	Stock Awards(2)	Total

Mark Filanowski	$6,250	$46,600	$52,850

Richard DuMoulin	$6,250	$46,600	$52,850

Peter Yu	$6,250	$46,600	$52,850

Paul Hong	$6,250	$46,600	$52,850

Eric Rosenfeld	$6,250	$46,600	$52,850

David Sgro	$6,250	$46,600	$52,850

(1)	Information for Mr. Coll, who served as a member of our board of directors in 2014, is not included in this table because he did not receive additional compensation for services he rendered as a member of our board of directors.

(2)	This column represents the grant date fair value of 10,000 restricted shares of our common stock made to each of our non-employee directors on December 30, 2014. The grant date fair value was determined under FASB ASC Topic 718 utilizing the assumptions contained in Note 14 of our financial statements contained herein, excluding the effect of service-based forfeitures. As of December 31, 2014 each of our non-employee directors held 10,000 restricted shares of our common stock.

During the fiscal year ending December 31, 2014, our board of directors established a compensation program for our non-employee directors. Under the plan, these non-employee directors will receive a combination of cash compensation and restricted shares of our common stock as payment for services rendered as such members. Members of our board of directors who are not our employees received 10,000 restricted shares of our common stock pursuant to the 2014 Long-Term Incentive Plan on December 30, 2014 and will receive $25,000 cash as payment for services rendered for the annual period ending September 30, 2015. Restricted shares vest at the rate of 50% after one year and the remaining 50% after two years. All restricted shares granted on December 30, 2014 will be forfeited if the non-employee director does not serve until the Company’s 2015 annual meeting of shareholders, except in the event of death of the non-employee director.

We also reimburse our directors for reasonable and necessary out-of-pocket expenses incurred in attending Board and committee meetings or performing other services for us in their capacities as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	—	—	[1,440,000]
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	[1,440,000]

During 2014, the Company adopted, and our shareholders approved, the 2014 Share Incentive Plan (the “2014 Plan”). The purpose of the 2014 Plan is to assist in attracting, retaining, motivating, and rewarding certain key employees, officers, directors, and consultants of the Company and its affiliates and promoting the creation of long-term value for our shareholders by closely aligning the interests of such individuals with those of such shareholders. The 2014 Plan authorizes the award of share-based incentives to encourage eligible employees, officers, directors, and consultants, as described below, to expend maximum effort in the creation of shareholder value.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 16, 2015 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Beneficial Ownership (2)
Directors and Executive Officers:
Edward Coll	7,495,173	21.53%
Carl Claus Boggild(3)	7,417,105	21.34%
Richard T. du Moulin*	10,000	0.03%
Mark L. Filanowski*	10,000	0.03%
Paul Hong	10,000	0.03%
Eric S. Rosenfeld	366,576	0.91%
David D. Sgro	75,568	0.22%
Peter Yu (4)	13,926,467	40.04%
Anthony Laura	2,335,382	6.72%
All Directors and Officers as a Group	31,646,271	91.05%
Five Percent Holders:
Edward Coll	7,495,173	21.53%

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Beneficial Ownership (2)
Lagoa Investments	7,417,105	21.34%
Pangaea One, L.P. c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	5,982,750	17.21%
Pangaea One (Cayman), L.P. c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	3,297,254	9.49%
Pangaea One Parallel Fund, L.P. c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	3,081,156	8.86%
Pangaea One Parallel Fund (b), L.P. c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	1,555,307	4.47%

*Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Pangaea Logistics Solutions Ltd., 109 Long Wharf, Newport, Rhode Island 02840.

(2)	The beneficial ownership of the common shares by the shareholders set forth in the table is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any common shares as to which the shareholder has sole or shared voting power or investment power and also any common shares that the shareholder has the right to acquire within 60 days. The percentage of beneficial ownership is calculated based on 34,756,980 outstanding common shares, which does not take into account the shares that may be issued to the Former Pangaea Holders upon achievement of certain net income targets. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them upon consummation of the Mergers.

(3)	Shares owned by Edward Coll include 120,000 common shares held by three irrevocable trusts for the benefit of his children as well as 13,300 open market purchases, all as to which Mr. Coll has sole or shared voting power or investment power. Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Coll may be deemed to be the beneficial owner of these shares.

(4)	Shares owned by Lagoa Investments. Mr. Boggild is the Managing Director of Lagoa Investments and solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Boggild may be deemed to be the beneficial owner of the shares held by Lagoa Investments.

(5)	Mr. Yu is a principal officer or director of the entity directly or indirectly controlling the general partner of each of Pangaea One, L.P., Pangaea One (Cayman), L.P. and Pangaea One Parallel Fund, L.P. and Pangaea One Parallel Fund (B), L.P. (collectively, the “Pangaea One Entities”). Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Yu may be deemed to be the beneficial owner of the shares held by the Pangaea One Entities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Related Party Transactions

For more information, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Related Party Transactions.”

Escrow Agreement

The Company is a party to an Escrow Agreement, dated as of October 1, 2014, by and among Continental Stock Transfer & Trust Company, as escrow agent, the stockholders listed thereto (the “Stockholders”) and a representative of Quartet (the “Escrow Agreement”). Upon consummation of the transactions contemplated by the Mergers, of the common shares issued to the Stockholders as consideration for the Transactions an aggregate of 1,100,000 such shares (“Escrow Shares”) were placed in escrow pursuant to the Escrow Agreement. Of the 1,100,000 common shares held in escrow, 550,000 shall be released on October 1, 2015 and the remaining shares will be released on October 1, 2016, in each case subject to reduction based on shares cancelled for claims ultimately resolved and those still pending resolution at the time of the release. The foregoing description of the Escrow Agreement is qualified in its entirety by the terms of the Escrow Agreement, which was filed as Exhibit 10.1 on February 4, 2015.

Registration Rights Agreement

The Company is party to a registration rights agreement, dated October 1, 2014, by and among the Company and the Stockholders (the “Registration Rights Agreement”), which provides the Stockholders with certain rights to cause the Company to register under the Securities Act, the common shares issued pursuant to the Merger Agreement and any securities issued by the Company in connection with the foregoing by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or reorganization or otherwise (the foregoing, collectively, “Registrable Securities”). The Stockholders are entitled to certain demand and “piggy back” registration rights with respect to the Registrable Securities. The foregoing description of the Registration Rights Agreement is qualified in its entirety by the terms of the Registration Rights Agreement, which was filed as Exhibit 10.2 on February 4, 2015.

Lock-up Agreements

The Company has also entered into a lock-up agreement with each of the Stockholders (the “Lock-up Agreement”) pursuant to which they have agreed not to transfer common shares that they received upon consummation of the Mergers until (A) with respect to 50% of such shares, the earlier of (i) the date on which the closing price of the common shares exceeds $12.50 per share for any 20 trading days within a 30-trading day period and (ii) October 1, 2015 and (B) with respect to the remaining 50% of such shares, September 30, 2015, in each case subject to certain exceptions, provided, that the lock-up period shall terminate immediately prior to the consummation of a liquidation, merger, stock exchange or other similar transaction that results in any of the Company’s shareholders having the right to exchange the Company’s common shares for cash, securities or other property. The foregoing description of the Lock-up Agreement is qualified in its entirety by the terms of the Lock-up Agreement, which was filed as Exhibit 10.3 on February 4, 2015.

Director Independence

We have determined that Peter Yu, Paul Hong, Richard du Moulin, Mark Filanowski, Eric Rosenfeld and David Sgro are “independent directors” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Grant Thornton LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Grant Thornton LLP for services rendered.

Audit Fees

During the year ended December 31, 2014, audit fees consist of the audit of the consolidated financial statements ($338,232), quarterly reviews in connection with SEC filings ($136,421), and review of documents filed with the SEC in connection with registration statements and prospectus and related consents ($460,823). During the year ended December 31, 2013, audit fees consist of the audit of the consolidated financial statements of $247,004.

Audit-related fees

During the year ended December 31, 2014, audit-related fees of $58,959 consist of the audit of Nordic Bulk Holding Company Ltd., a subsidiary of the Company. We did not receive audit-related services for the period from January 1, 2012 through December 31, 2013.

Tax Fees

During the years ended December 31, 2014 and 2013, our independent registered public accounting firm did not render any for tax services to us. However, such firm will provide tax services to us as and when required.

All Other Fees

During the years ended December 31, 2014 and 2013, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until October 2014, the audit committee did not pre-approve any foregoing services prior to such date, although any services rendered prior to the formation of our audit committee were reviewed and ratified. Our audit committee pre-approved all the foregoing services subsequent to such date. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Consolidated Financial Statements with Reports of Independent Registered Public Accounting Firms

Pangaea Logistics Solutions Ltd. (formerly Bulk Partners (Bermuda) Ltd.)

Years Ended December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Pangaea Logistics Solutions Ltd.

We have audited the accompanying consolidated balance sheets of Pangaea Logistics Solutions Ltd. (formerly Bulk Partners (Bermuda) Ltd.) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in convertible redeemable preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Nordic Bulk Holding ApS and its subsidiary, a majority-owned subsidiary, which statements reflect total assets constituting $18,016,804 and $21,515,471, respectively, of consolidated total assets as of December 31, 2014 and 2013, and total revenues of $153,172,860 and $129,715,144, respectively, of consolidated total revenues for the years then ended. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Nordic Bulk Holding ApS and its subsidiary, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pangaea Logistics Solutions Ltd. (formerly Bulk Partners (Bermuda) Ltd.) and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Boston, Massachusetts

March 31, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Nordic Bulk Holding ApS

We have audited the accompanying consolidated balance sheets of Nordic Bulk Holding ApS (a Danish corporation) and its subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nordic Bulk Holding ApS and its subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers

Statsautoriseret Revisionspartnerselskab

Copenhagen, Denmark

March 30, 2015

Pangaea Logistics Solutions Ltd.

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$29,817,507	$18,927,927
Restricted cash	1,000,000	500,000
Accounts receivable (net of allowance of $4,029,669 at December 31, 2014 and $1,662,593 at December 31, 2013)	27,362,216	44,688,470
Bunker inventory	15,601,659	21,072,192
Advance hire, prepaid expenses and other current assets	6,568,234	12,877,771
Vessels held for sale, net	4,523,804	-
Total current assets	84,873,420	98,066,360

Fixed assets, net	207,667,613	197,153,889
Investment in newbuildings in-process	38,471,430	31,900,000
Other noncurrent assets	1,450,802	3,253,022
Total assets	$332,463,265	$330,373,271

Liabilities, convertible redeemable preferred stock and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$40,201,794	$45,878,378
Related party debt	59,102,077	7,616,248
Deferred revenue	11,748,926	16,155,498
Current portion long-term debt	17,807,674	16,065,483
Line of credit	3,000,000	3,000,000
Dividend payable	12,824,825	23,177,503
Total current liabilties	144,685,296	111,893,110

Secured long-term debt, net	87,430,416	83,302,421
Related party long-term debt, net	-	17,303,918

Commitments and contingencies

Convertible redeemable preferred stock of Bulk Partners (Bermuda) Ltd., net of issuance costs ($1,000 par value, 112,500 shares authorized, 0 and 89,114 shares issued and outstanding at December 31, 2014 and 2013, respectively	-	103,236,399

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized 34,756,980 shares issued and outstanding at December 31, 2014, 13,421,955 shares issued and outstanding at December 31, 2013	3,476	1,342
Additional paid-in capital	133,955,445	85,987
Accumulated deficit	(36,142,727)	(5,933,870)
Total Pangaea Logistics Solutions Ltd. equity (deficit)	97,816,194	(5,846,541)
Non-controlling interests	2,531,359	20,483,964
Total stockholders' equity	100,347,553	14,637,423
Total liabilities, convertible reemable preferred stock and stockholders' equity	$332,463,265	$330,373,271

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.

Consolidated Statements of Operations

	Year ended December 31,
	2014	2013

Revenues:
Voyage revenue	$345,235,869	$336,160,290
Charter revenue	53,040,336	56,310,682
	398,276,205	392,470,972
Expenses:
Voyage expense	189,474,578	196,035,698
Charter hire expense	149,653,797	130,879,639
Vessel operating expenses	29,583,386	22,958,049
General and administrative	12,831,330	11,599,121
Depreciation and amortization	11,668,128	9,614,859
Loss on impairment of vessels	11,506,631	-
Gain on sale of vessels	(3,947,600)	-
Total expenses	400,770,250	371,087,366

(Loss) income from operations	(2,494,045)	21,383,606

Other income (expense):
Interest expense, net	(5,644,057)	(5,487,246)
Interest expense related party debt	(263,648)	(411,784)
Imputed interest on related party long-term debt	(322,946)	(1,117,231)
Unrealized (loss) gain on derivative instruments	(1,230,132)	1,101,239
Other (expense) income	(3,693,118)	45,937
Total other expense, net	(11,153,901)	(5,869,085)

Net (loss) income	(13,647,946)	15,514,521
Loss (income) attributable to noncontrolling interests	1,519,497	(62,152)
Net (loss) income attributable to Pangaea Logistics Solutions Ltd.	$(12,128,449)	$15,452,369

(Loss) earnings per common share:
Basic	$(1.61)	$(0.65)
Diluted	$(1.61)	$(0.65)

Weighted average shares used to compute (loss) earnings per common share (Note 5)
Basic and diluted	18,726,308	13,421,955

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd. Consolidated Statements of Changes in Convertible Redeemable Preferred Stock and Stockholders' Equity

	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings Accumulated	Total Pangaea Logistics Solutions Ltd.	Non- Controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity	Interest	Equity
Balance at December 31, 2012	64,048	$69,450,675	87,329	$87,329	$197,035	$174,385	$458,749	$3,202,768	$3,661,517

Retroactive restatement to reflect common shares issued in the Mergers (Note 2)			13,334,626	(85,987)	85,987	-	-	-	-
Recognized beneficial conversion feature of convertible redeemable preferred stock at issuance date	-	-	-	-	4,927,423	(4,927,423)	-	-	-
Issuance of convertible redeemable preferred stock as settlement of accrued dividends	167	213,152	-	-	-	(45,843)	(45,843)	-	(45,843)
Issuance of convertible redeemable preferred stock as repayment of notes payable	3,000	4,429,217	-	-	(167,420)	(1,261,797)	(1,429,217)		(1,429,217)
Issuance of convertible redeemable preferred stock for cash, net of issuance costs of $273,740	21,899	29,143,355	-	-	(412,308)	(7,105,607)	(7,517,915)	-	(7,517,915)
Dividend on common stock and participating preferred dividend declared					(4,544,730)	(8,155,270)	(12,700,000)	-	(12,700,000)
Imputed interest on related party long term debt	-	-	-	-	-		-	17,873,285	17,873,285
Restructuring of NBHC (Note 1)	-	-	-	-	-	(64,684)	(64,684)	(654,241)	(718,925)
Net income	-	-	-	-	-	15,452,369	15,452,369	62,152	15,514,521
Balance at December 31, 2013	89,114	$103,236,399	13,421,955	$1,342	$85,987	$(5,933,870)	$(5,846,541)	$20,483,964	$14,637,423

Accrued convertible redeemable preferred stock dividends	-	-	-	-	-	(6,303,747)	(6,303,747)	-	(6,303,747)
Recognized beneficial conversion feature of convertible redeemable preferred stock at issuance date	-	-	-	-	11,776,661	(11,776,661)	-	-	-
Issuance of convertible redeemable preferred stock as settlement of accrued dividends	16,556	28,332,960	-	-	(11,776,661)	-	(11,776,661)	-	(11,776,661)
Imputed interest on related party long term debt	-	-	-	-	-	-	-	322,946	322,946
Shareholder loan modification	-	-	-	-	-	-	-	(16,756,054)	(16,756,054)
Conversion of preferred stock to common shares	(105,670)	(131,569,359)	115,352	12	131,569,347	-	131,569,359	-	131,569,359
Merger transaction	-	-	20,744,364	2,074	5,025,752	-	5,027,826	-	5,027,826
Merger costs	-	-	415,309	42	(2,727,451)	-	(2,727,409)	-	(2,727,409)
Issuance of restricted shares	-	-	60,000	6	1,810	-	1,816	-	1,816
Net loss	-	-	-	-	-	(12,128,449)	(12,128,449)	(1,519,497)	(13,647,946)
Balance at December 31, 2014	-	$-	34,756,980	$3,476	$133,955,445	$(36,142,727)	$97,816,194	$2,531,359	$100,347,553

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013

Operating activities
Net (loss) income	$(13,647,946)	$15,514,521
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization expense	11,668,128	9,614,859
Amortization of deferred financing costs	954,604	949,929
Unrealized loss (gain) on derivative instruments	1,230,132	(1,101,239)
Loss (income) from equity method investee	265,443	(10,224)
Provision for doubtful accounts	2,764,836	652,318
Gain on sales of vessels	(3,947,600)	-
Loss on impairment of vessels	11,506,631	-
Write off unamortized financing costs of repaid debt	471,834	-
Amortization of discount on related party long-term debt	322,946	1,117,231
Share-based compensation	1,816	-
Change in operating assets and liabilities:
Increase in restricted cash	(500,000)	-
Accounts receivable	14,561,418	(15,445,496)
Bunker inventory	5,470,533	(7,215,740)
Advance hire, prepaid expenses and other current assets	4,291,713	(2,643,908)
Account payable, accrued expenses and other current liabilities	(6,413,198)	16,952,155
Deferred revenue	(4,406,572)	2,733,051
Net cash provided by operating activities	24,594,718	21,117,457

Investing activites
Purchase of vessels	(43,914,439)	(49,736,191)
Proceeds from sales of vessels	23,279,387	-
Deposits on newbuildings in-process	(13,101,430)	(31,900,000)
Drydocking costs	(4,880,041)	(731,285)
Purchase of building and equipment	(560,955)	(112,899)
Deposits on vessel purchase	-	(1,500,000)
Acquisition of interest in equity method investee	-	-
Net cash used in investing activities	(39,177,478)	(83,980,375)

Financing activities
Proceeds from Mergers	5,035,636	-
Proceeds of related party debt	17,651,149	29,554,972
Payments on related party debt	(225,291)	(5,274,075)
Proceeds from long-term debt	35,500,000	32,205,000
Payments of financing and issuance costs	(484,380)	(1,799,314)
Payments on long-term debt	(30,051,021)	(14,401,426)
Merger costs	(1,853,753)	-
Proceeds from issuance of convertible redeemable preferred stock	-	21,899,180
Common stock dividends paid	(100,000)	(100,000)
Decrease in restricted cash	-	187,500
Distributions to non-controlling interest	-	(176,667)
Net cash provided by financing activities	25,472,340	62,095,170

Net increase (decrease) in cash and cash equivalents	10,889,580	(767,748)
Cash and cash equivalents at beginning of period	18,927,927	19,695,675
Cash and cash equivalents at end of period	$29,817,507	$18,927,927

The accompanying notes are an integral part of these consolidated financial statements

Bulk Partners (Bermuda) Ltd.

Consolidated Statements of Cash Flows (continued)

	Years Ended December 31,
	2014	2013

Disclosure of noncash items
Dividends declared, not paid	$6,303,622	$12,700,000
Issuance of convertible redeemable preferred stock as settlement of accrued dividends	$28,332,960	$213,152
Issuance of convertible redeemable preferred stock in settlement of notes payable	$-	$4,429,217
Issuance of common stock in settlement of merger related costs	$4,234,015	$-
Issuance of convertible redeemable preferred stock in settlement of common stock dividend	$-	$-
Beneficial conversion feature of convertible redeemable preferred stock at issuance date	$11,776,661	$8,959,421
Modification of Shareholder loan to on Demand	$16,433,107	$-
Imputed interest on related party long-term debt	$322,946	$17,873,285
Transfer of ownership to noncontrolling interest	$-	$360,000
Cash paid for interest	$5,112,858	$4,059,340

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 1 - GENERAL INFORMATION

Pangaea Logistics Solutions Ltd. and its subsidiaries (collectively, the “Company” or “Pangaea”) is a provider of seaborne drybulk transportation services. Pangaea utilizes its logistics expertise to service a broad base of industrial customers who require the transportation of a wide variety of drybulk cargoes, including grains, pig iron, hot briquetted iron, bauxite, alumina, cement clinker, dolomite and limestone. The Company addresses the transportation needs of its customers by undertaking a comprehensive set of services and activities, including cargo loading, cargo discharge, vessel chartering, voyage planning, and technical vessel management.

The Company is a holding company incorporated under the laws of Bermuda as an exempted company on April 29, 2014 in connection with the mergers described below. Bulk Partners (Bermuda) Ltd. (“Bulk Partners”), which following the mergers, is wholly owned by the Company, and which is also a holding company that was incorporated under the laws of Bermuda as an exempted company on June 17, 2008, by three individuals who are collectively referred to as the Founders.

NOTE 2 - COMPLETED MERGERS

On April 30, 2014 the Company (formerly known as Quartet Holdco Ltd.,) entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Quartet Merger Corp. (“Quartet”), Quartet Merger Sub Ltd. (“Merger Sub”), Bulk Partners (at the time, Pangaea Logistics Solutions Ltd.), and the security holders of Bulk Partners (“Signing Holders”), which contemplated (i) Quartet merging with and into the Company, with the Company surviving such merger as the publicly-traded entity and (ii) Merger Sub merging with and into Bulk Partners with Bulk Partners surviving such merger as a wholly-owned subsidiary of the Company (collectively, the “Mergers”).

The Mergers were accounted for as a reverse acquisition in accordance with ASC 805-40-45-1. Under this method of accounting, Merger Sub was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Bulk Partners comprising the ongoing operations of the combined entity, Bulk Partners’ senior management comprising the senior management of the combined company, and the Bulk Partners common stockholders having a majority of the voting power of the combined entity. In accordance with guidance applicable to these circumstances, the Mergers were considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Mergers were treated as the equivalent of Bulk Partners issuing stock for the Company’s net assets, accompanied by a recapitalization. The Company’s assets were stated at their pre-combination carrying amounts, with no goodwill or other intangible assets recorded. Operations prior to the Mergers are those of Bulk Partners. The equity structure after the Mergers reflects the Company’s equity structure.

On September 29, 2014, Quartet held a special meeting in lieu of its annual meeting of stockholders, at which time the Quartet stockholders considered and adopted, among other matters, the Merger Agreement and the Mergers. On September 26, 2014, Bulk Partners’ Board of Directors, acting by unanimous written consent, approved the Merger Agreement and the Mergers. On October 1, 2014, the parties consummated the Mergers.

In the mergers, holders of 8,840,014 shares of Quartet common stock sold in its initial public offering (“public shares”) exercised their rights to convert those shares to cash at a conversion price of approximately $10.20 per share, or an aggregate of approximately $90.1 million. As a result of the number of public shares converted into cash, the Quartet initial stockholders forfeited 1,739,062 shares (the “Forfeited Shares”) of Quartet common stock immediately prior to the closing of the Mergers (the “Closing”).

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 2 - COMPLETED MERGERS - Continued

Upon the Closing, the former security holders of Quartet were issued an aggregate of 3,130,844 common shares of the Company, including 1,026,812 common shares of the Registrant issued in exchange for Quartet’s then outstanding rights.

In accordance with the terms of Bulk Partners’ convertible redeemable preferred stock, upon the Closing, 105,670 outstanding convertible redeemable preferred shares were converted into 115,352 Bulk Partners’ common shares.  The Signing Holders received 29,411,765 shares of the Company in exchange for these common shares and an additional 1,739,062 Forfeited Shares, or 31,150,827 shares in aggregate.

Further, in connection with the mergers, Quartet entered into agreements with certain third parties pursuant to which such parties agreed to accept payment for certain amounts owed to them for merger related services in shares of the Company, resulting in the issuance of an aggregate of 291,953 common shares.  Additionally, 420,000 unit purchase options of Quartet were converted into 123,356 common shares of the Company.  These shares of 415,309 in total, are denoted as “Advisors to the Mergers” shares.

At December 31, 2014, there are 34,756,980 common shares of the Company issued and outstanding of which the Signing Holders own approximately 89.7%.

NOTE 3 – NATURE OF ORGANIZATION

The consolidated financial statements include the operations of Pangaea Logistics Solutions Ltd. and its wholly-owned subsidiaries (collectively referred to as “the Company”), as well as other entities consolidated pursuant to Accounting Standards Codification (“ASC”) 810, Consolidation. A summary of the Company’s consolidation policy is provided in Note 4. A summary of the Company’s variable interest entities is provided at Note 6. At December 31, 2014 and 2013, entities that are consolidated pursuant to ASC 810-10 include the following wholly-owned subsidiaries:

•	Bulk Partners (Bermuda) Ltd. (“Bulk”) – a corporation that was duly organized under the laws of the Bermuda. The primary purpose of this corporation is a holding company.

•	Phoenix Bulk Carriers (BVI) Limited (“PBC”) – a corporation that was duly organized under the laws of the British Virgin Islands. The primary purpose of this corporation is to manage and operate ocean-going vessels.

•	Phoenix Bulk Management Bermuda Limited (“PBM”) – a corporation that was duly organized under the laws of Bermuda. Certain of the administrative management functions of PBC have been assigned to PBM.

•	Americas Bulk Transport (BVI) Limited – a corporation that was duly organized under the laws of the British Virgin Islands. The primary purpose of this corporation is to charter ships.

•	Bulk Ocean Shipping (Bermuda) Ltd. – a corporation that was duly organized under the laws of Bermuda. The primary purpose of this corporation is to manage the fuel procurement of the chartered vessels.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 3 - Nature of Organization - Continued

•	Phoenix Bulk Carriers (US) LLC – a corporation that duly organized under the laws of Delaware. The primary purpose of this corporation is to act as the U.S. administrative agent for the Company.

•	Allseas Logistics Bermuda Ltd. – a corporation that was duly organized under the laws of Bermuda. The primary purpose of this corporation is the Treasury Agent for the group of Companies.

•	Bulk Pangaea Limited (“Bulk Pangaea”) – a corporation that was duly organized under the laws of Bermuda. Bulk Pangaea was established in September 2009 for the purpose of acquiring the motor vessel (“m/v”) Bulk Pangaea.

•	Bulk Discovery (Bermuda) Ltd. (“Bulk Discovery”) – a corporation that was duly organized under the laws of Bermuda. Bulk Discovery was established in February 2011 for the purpose of acquiring the m/v Bulk Discovery. In February 2015, the Company initiated a plan to sell the m/v Bulk Discovery.

•	Bulk Cajun Bermuda Ltd. (“Bulk Cajun”) – a corporation that was duly organized under the laws of Bermuda. Bulk Cajun was established in May 2011 for the purpose of acquiring the m/v Bulk Cajun. The Company sold 10% of Bulk Cajun to a third party during 2013. On January 29, 2015, the Company entered into an agreement to sell the m/v Bulk Cajun.

•	Bulk Patriot Ltd. (“Bulk Patriot”) – a corporation that was duly organized under the laws of Bermuda. Bulk Patriot was established in September 2011 for the purpose of acquiring the m/v Bulk Patriot.

•	Bulk Juliana Ltd. (“Bulk Juliana”) – a corporation that was duly organized under the laws of Bermuda. Bulk Juliana was established in March 2012 for the purpose of acquiring the m/v Bulk Juliana.

•	Bulk Trident Ltd. (“Bulk Trident”) – a corporation that was duly organized under the laws of Bermuda. Bulk Trident was established in August 2012 for the purpose of acquiring the m/v Bulk Trident.

•	Bulk Atlantic Ltd. (“Bulk Beothuk”) – a corporation that was duly organized under the laws of Bermuda. Bulk Atlantic was established in February 2013 for the purpose of acquiring the m/v Bulk Beothuk.

•	Bulk Providence Ltd. (“Bulk Providence”) – a corporation that was duly organized under the laws of Bermuda. Bulk Providence was established in May 2013 for the purpose of acquiring the m/v Bulk Providence. The m/v Bulk Providence was sold on May 27, 2014 and Bulk Providence was subsequently liquidated.

•	Bulk Liberty Ltd. (“Bulk Liberty”) – a corporation that was duly organized under the laws of Bermuda. Bulk Liberty was established in April 2013 for the purpose of acquiring the m/v Bulk Liberty. The m/v Bulk Liberty was sold on July 4, 2014 and Bulk Liberty was subsequently liquidated.

•	Bulk Phoenix Ltd. (“Bulk Phoenix”) – a corporation that was duly organized under the laws of Bermuda. Bulk Phoenix was established in July 2013 for the purpose of acquiring the m/v Bulk Newport.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 3 - Nature of Organization - Continued

•	Nordic Bulk Barents Ltd. (“Bulk Barents”) – a corporation that was duly organized under the laws of Bermuda. Bulk Barents was established in November 2013 for the purpose of acquiring the m/v Nordic Barents.

•	Nordic Bulk Bothnia Ltd. (“Bulk Bothnia”) – a corporation that was duly organized under the laws of Bermuda. Bulk Bothnia was established in November 2013 for the purpose of acquiring the m/v Nordic Bothnia.

•	109 Long Wharf LLC (“Long Wharf”) – a corporation that was duly organized under the laws of Delaware for the objective and purpose of holding real estate located in Newport, Rhode Island. Long Wharf was owned by two of the Company’s Founders until September 1, 2014, at which time ownership was transferred to the Company. Prior to the transfer, Long Wharf was heavily dependent on the Company to fund its operations. Accordingly, the Company has consolidated 100% of Long Wharf for the years ended December 31, 2014 and 2013.

At December 31, 2014 and 2013, entities that are consolidated pursuant to ASC 810-10, but which are not wholly-owned, include the following:

•	Nordic Bulk Holding ApS (“NBH”) – a corporation that was duly organized in March 2009 under the laws of Denmark. The primary purpose of this corporation is to manage and operate vessels through its wholly owned subsidiary Nordic Bulk Carriers AS (“NBC”). NBC specializes in ice trading, as well as the carriage of a wide range of commodities, including cement clinker, steel scrap, fertilizers, and grains. The Company has a 51% ownership interest in NBH at December 31, 2014 and 2013. The accompanying consolidated financial statements include the operations of NBH for the years ended December 31, 2014 and 2013.

•	Bulk Nordic Odyssey Ltd. (“Odyssey”) and Bulk Nordic Orion Ltd. (“Orion”) - corporations that were duly organized under the laws of Bermuda. Odyssey and Orion were established in March 2012, for the purpose of acquiring the m/v Nordic Odyssey and the m/v Nordic Orion. At December 31, 2012 the Company had a 50% ownership interest in each, Odyssey and Orion, the remainder of which is owned by a third-party. The operating results of Odyssey and Orion are 100% dependent on transactions with related parties and affiliates. In January 2013, the Company entered into a share transfer restructuring agreement and the Odyssey and Orion were transferred to Nordic Bulk Holding Company Ltd.

•	Nordic Bulk Holding Company Ltd. (“NBHC”) - a corporation that was duly organized under the laws of Bermuda. NBHC was established in October 2012, together with a third-party, for the purpose of owning Odyssey and Orion and to invest in additional vessels, through its wholly-owned subsidiaries. In January 2013, the Company entered into a share transfer restructuring agreement (“the January 2013 transaction”), through which the shareholders of Odyssey and Orion transferred their share of those entities and their zero-interest subordinated shareholder loans to the entities, to NBHC in exchange for the shares of NBHC. The Company also entered into a subscription agreement which authorized the issuance of additional shares to be subscribed by a third party. As a result, at December 31, 2014 and 2013 the Company had one-third ownership interest in NBHC, the remainder of which is owned by third-parties. The operating results of NBHC are 100% dependent on transactions with related parties and affiliates. Accordingly, the Company has consolidated NBHC for the year ended December 31, 2013. Bulk Nordic Oshima Ltd. (“Oshima”), Bulk Nordic Olympic Ltd. (“Olympic”) and Bulk Nordic Odin Ltd. (“Odin”), corporations duly organized under the laws of Bermuda in 2014, are owned by NBHC. These entities were established for the purpose of owning m/v Nordic Oshima, m/v Nordic Olympic and m/v Nordic Odin, respectively.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 3 - Nature of Organization – Continued

•	Nordic Bulk Ventures Holding Company Ltd. (“BVH”) – a corporation that was duly organized under the laws of Bermuda. BVH was established in August 2013, together with a third-party, for the purpose of owning Bulk Nordic Five Ltd. (“Five”) and Bulk Nordic Six Ltd. (“Six”). Five and Six are corporations that were duly organized under the laws of Bermuda in November 2013 for the purpose of owning new ultramax newbuildings to be delivered in 2016. At December 31, 2014 and 2013 the Company had a 50% ownership interest in BVH, the remainder of which is owned by a third-party. The operating results of BVH are 100% dependent on transactions with related parties and affiliates. Accordingly, the Company has consolidated BVH for the years ended December 31, 2014 and 2013.

NOTE 4 - Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company and its subsidiaries is presented to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States, and have been applied in the preparation of the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the establishment of the allowance for doubtful accounts, the fair value of convertible redeemable preferred stock, the discount on interest free loans and the estimate of salvage value used in determining vessel depreciation expense.

Consolidation

The purpose of consolidated financial statements is to present the financial position and results of operations of a company and its subsidiaries as if the group were a single company. The first step in the Company’s consolidation policy is to determine whether an entity is to be evaluated for potential consolidation based on its outstanding voting interests or its variable interests. Accordingly, the Company first determines whether the entity is a Variable Interest Entity (“VIE”) pursuant to the provisions of ASC 810-10. If the entity is a VIE, consolidation is based on the entity’s variable interests and not its outstanding voting shares. If the entity is not determined to be a VIE, the Company evaluates the entity based on its outstanding voting interests.

Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as non-controlling interest in the accompanying consolidated balance sheets.

As previously indicated, certain of the entities within the Company’s consolidated financial statements are heavily dependent on financing and operating activities with and among affiliates and/or related parties. Accordingly, as part of the Company’s consolidation process, intercompany transactions are eliminated in the consolidated financial statements.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 4 - Summary of Significant Accounting Policies - Continued

Business Combinations

On April 30, 2014 the Company entered into the Merger Agreement. The Mergers were accounted for as a capital transaction in accordance with ASC 805-40-45-1, as described in Note 2.

Prior to the January 2013 transaction, Odyssey and Orion were owned 50% by the Company and 50% by ST Shipping and Transport Ltd. (“STST”). These shareholders transferred their shares in Odyssey and Orion to NBHC in connection with the January 2013 transaction. On the same date, the net assets of Odyssey and Orion were transferred to NBHC. In accordance with ASC 805-50, this transaction was considered a combination between entities under common control; therefore, the net assets of Odyssey and Orion were transferred at their carrying values.

Revenue Recognition

Voyage revenues represent revenues earned by the Company, principally from voyage charters. A voyage charter involves the carriage of a specific amount and type of cargo on a load port-to-discharge port basis, subject to various cargo handling terms. Under a voyage charter, the revenues are earned and recognized ratably over the duration of the voyage. Estimated losses under a voyage charter are provided for in full at the time such losses become probable. Demurrage, which is included in voyage revenues, represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage revenues arise, and is also earned and recognized ratably over the duration of the voyage to which it pertains. Voyage revenue recognized is presented net of address commissions.

Charter revenues relate to a time charter arrangement under which the vessel owner is paid charter hire on a per-day basis for a specified period of time. Revenues from time charters are earned and recognized on a straight-line basis over the term of the charter, as the vessel operates under the charter.

Deferred Revenue

Billings for services for which revenue is not recognized in the current period are recorded as deferred revenue. Deferred revenue recognized in the accompanying consolidated balance sheets is expected to be realized within 12 months of the balance sheet date.

Voyage Expenses

The Company incurs expenses for voyage charters that include bunkers (fuel), port charges, canal tolls, broker commissions and cargo handling operations, which are expensed as incurred.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 4 - Summary of Significant Accounting Policies - Continued

Charter Expenses

The Company relies on a combination of owned and chartered-in vessels to support its operations. The Company hires vessels under time charters, and recognizes the charter hire payments as expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores.

Vessel Operating Expenses

Vessel operating expenses (“VOE”) represent the cost to operate the Company’s owned vessels. VOE include crew wages and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumables, other miscellaneous expenses, and technical management fees. Technical management services include day-to-day vessel operations, performing general vessel maintenance, ensuring regulatory and classification society compliance, arranging the hire of crew and purchasing stores, supplies and spare parts. These expenses are recognized as incurred. The Company had technical management agreements for certain vessels with an equity method investee.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, trade receivables and derivative instruments. The Company maintains its cash accounts with various high-quality financial institutions in the United States, Germany, and Bermuda. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company does not believe that significant concentration of credit risk exists with respect to these cash equivalents. Trade accounts receivable are recorded at the invoiced amount, and do not bear interest. Credit risk with respect to trade accounts receivable is limited due to the long-standing relationships with significant customers, and their relative financial stability. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral. Derivative instruments are recorded at fair value. During the year ended December 31, 2014, the Company had losses relating to the bankruptcy of its counterparty to certain fuel swap contracts of approximately $2,146,000, which is included in other (expense) income in the consolidated statements of operations. The Company does not have any off-balance sheet credit exposure related to its customers.

At December 31, 2014, three customers accounted for 35% of the Company’s trade accounts receivable. At December 31, 2013, there were three customers that accounted for 49% of the Company’s trade accounts receivable.

At December 31, 2014, customers in each of the following countries accounted for at least 10% of the Company’s accounts receivable; Canada (33%), the United States (27%), and Brazil (11%). At December 31, 2013 customers in each of the following countries accounted for at least 10% of the Company’s accounts receivable; the United States (27%) and Switzerland (11%).

For the year ended December 31, 2014, revenue from customers in each of the following countries accounted for at least 10% of total revenue; the United States (21%), Switzerland (18%) and Canada (11%). For the year ended December 31, 2013 customers in each of the following countries accounted for at least 10% of total revenue; the United States (27%), Switzerland (11%), and Canada (10%).

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 4 - Summary of Significant Accounting Policies - Continued

For the years ended December 31, 2014 and 2013, no single customer accounted for 10% or more of total revenue.

Cash and Cash Equivalents

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. Cash and cash equivalents by type were as follows:

	December 31,
	2014	2013

Money market accounts – cash equivalents	$24,238,756	$17,622,598

Cash (1)	5,578,751	1,305,329

Total	$29,817,507	$18,927,927

(1) Consists of cash deposits at various major banks.

Restricted Cash

Restricted cash at December 31, 2014 and 2013 consists of $500,000 held by a facility agent as required by the Bank of America Letter of Credit on behalf of PBC as security for a performance guarantee on a contract, and $500,000 held by a facility agent as required by the Bulk Atlantic Secured Note (NOTE 12).

Allowance for Doubtful Accounts

The Company provides a specific reserve for significant outstanding accounts that are considered potentially uncollectible in whole or in part. In addition, the Company’s policy based on experience is to establish a reserve equal to approximately 25% of accounts receivable balances that are 30-180 days past due and approximately 50% of accounts receivable balances that are 180 or more days past due, and which are not otherwise reserved. The reserve estimates are adjusted as additional information becomes available, or as payments are made. At December 31, 2014 and 2013, the Company has provided an allowance for doubtful accounts of $4,029,669 and $1,662,593 respectively, for amounts that are not expected to be fully collected. The provision for doubtful accounts was $2,764,836 in 2014 and $652,318 in 2013. The Company wrote off $397,760 and $341,316 during 2014 and 2013, respectively, which amounts were previously included in the allowance, because these amounts were determined to be uncollectible.

Bunker Inventory

Inventory is primarily comprised of fuel oil purchased and stored onboard a vessel. Inventory is measured at the lower of cost under the first-in, first-out method or net realizable value.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)

Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 4 - Summary of Significant Accounting Policies - Continued

Advanced Hire, Prepaid Expenses and Other Current Assets

Advance hire represents payment to ship owners under time-charters for days subsequent to the balance sheet date. Hire is typically paid in advance for the following fifteen days, but intervals vary by time-charter party. Prepaid expenses include advance funding to the technical manager for vessel operating expenses, lubricating oils and stores kept on board owned vessels, voyage expenses paid in advance. Other assets include deposits held by counterparties to various derivative instruments and the fair value of derivative instruments when it exceeds the settlement price of the instrument.

At December 31, advance hire, prepaid expenses and other current assets were comprised of the following:

	2014	2013

Advance hire	$4,345,959	$8,788,882

Prepaid expenses	427,889	514,169

Other current assets	1,794,386	3,441,074

Total	$6,568,234	$12,744,125

Vessels and Depreciation

Vessels are stated at cost, which includes contract price and acquisition costs. Significant betterments to vessels are capitalized; maintenance and repairs that do not improve or extend the lives of the vessels are expensed as incurred. Depreciation is provided using the straight-line method over the remaining estimated useful lives of the vessels (excluding the time a vessel in is dry dock), based on cost less salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $375 per ton, which was determined by reference to quoted rates and is reviewed annually. The Company estimates the useful life of its vessels to be 25 years to 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of the current fleet are 4 - 25 years. The Company does not incur depreciation expense when vessels are taken out of service for dry docking.

Vessels held for sale are carried at estimated fair value less cost to sell and depreciation is discontinued. The Company committed to sell the 1984 built m/v Bulk Cajun in October 2014. Accordingly, the vessel was written down to its fair value less cost to sell and classified as held for sale at December 31, 2014. The difference between the carrying amount of the m/v Bulk Cajun and the fair value less cost to sell of approximately $1,531,000 is included as a loss on impairment of vessels in the consolidated statements of operations.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 4 - Summary of Significant Accounting Policies - Continued

Dry Docking Expenses and Amortization

Significant upgrades made to the vessels during dry docking are capitalized when incurred and amortized on a straight-line basis over the five year period until the next dry docking. Costs capitalized as part of the dry docking include direct costs incurred to meet regulatory requirements that add economic life to the vessel, that increase the vessel’s earnings capacity or which improve the vessel’s efficiency. Direct costs include the shipyard costs, parts, inspection fees, steel, blasting and painting. Expenditures for normal maintenance and repairs, whether incurred as part of the dry docking or not, are expensed as incurred. Unamortized dry-docking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss on sale.

Long-lived Assets Impairment Considerations

The carrying values of the Company’s vessels may not represent their fair market value or the amount that could be obtained by selling the vessel at any point in time since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of new vessels. Historically, both charter rates and vessel values tend to be cyclical. The carrying amounts of vessels held and used by the Company are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel’s carrying amount. This assessment is made at the asset group level which represents the lowest level for which identifiable cash flows are largely independent of other groups of assets. The asset groups established by the Company are defined by vessel size, age and classification. At December 31, 2014 and 2013, the Company identified a potential impairment indicator based on the estimated market value of its vessels. As a result, the Company evaluated each asset group for impairment by estimating the total undiscounted cash flows expected to result from the use of the asset group and its eventual disposal.

The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include: the Company’s estimate of future time charter equivalent (“TCE”) rates based on current rates under existing charters and contracts, and an index of TCE rates applicable to the size of the ship, when available. The Company applies a multiple to account for expected growth or decline in TCE rates due to market conditions for periods beyond those for which an index rate is available. Projected net operating cash flows are net of brokerage and address commissions and exclude revenue on scheduled off-hire days. The Company uses the current vessel operating expense budget, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows.

Accordingly, a loss on impairment of approximately $9,976,000 million, which is equal to the excess of the carrying amount of the assets over their fair value less estimated cost to sell, is recorded in the consolidated statements of operations.

At December 31, 2013, the estimated undiscounted future cash flows exceeded the carrying amount of the asset groups in the consolidated balance sheets and therefore, the Company did not recognize a charge to impairment.

At December 31, 2014, the carrying amount of the m/v Bulk Discovery was determined to be higher than its estimated undiscounted future cash flows because of the higher than expected estimate of upcoming drydocking costs. At December 31, 2014, the carrying amount of the m/v Nordic Barents and m/v Nordic Bothnia were determined to be higher than their estimated undiscounted future cash flows because the TCE rates anticipated in the Company’s annual budget for 2015, which were used to calculate such cash flows, were lower than the rates forecasted as of the third quarter due to deteriorated market conditions in the fourth quarter.

In addition, the Company sold the m/v Bulk Cajun in February 2015. A loss on impairment of approximately $1.5 million is included in the consolidated statements of operations for the year ended December 31, 2014 because the vessel was sold for its scrap value value, which was less than its carrying amount.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 4 - Summary of Significant Accounting Policies – Continued

Deferred Financing Costs, Bank Fees and Amortization

Qualifying expenses associated with commercial financing are capitalized and are amortized over the terms of the respective financing arrangement using the effective interest method, generally ranging from four to six years.

In connection with the Company’s two secured term loans obtained in 2014, the Company capitalized financing costs of approximately $259,000. In connection with the Company’s four secured term loans obtained in 2013, the Company capitalized financing costs of approximately $654,000. In connection with the Senior Secured Post-Delivery Term Loan Facility executed in 2013, the Company capitalized an additional $238,000.

Amortization of the deferred financing costs is included as a component of interest expense in the consolidated statements of income. Deferred financing costs of Bulk Providence and Bulk Liberty totaling approximately $337,000 were written off in conjunction with the repayment of outstanding debt during 2014. Deferred financing costs of Bulk Cajun of approximately $172,000 were reclassified to other current assets in conjunction with the pending sale of this vessel.

The components of net deferred financing costs, which are included in other noncurrent assets on the consolidated balance sheets, are as follows:

	December 31,
	2014	2013

Deferred financing costs	$2,143,550	$2,393,517

Less: accumulated amortization	(1,339,285)	(1,050,808)

Net deferred financing costs	804,265	1,342,709

Amortization of deferred financing costs	$493,283	$485,684

Fees paid to financial institutions to obtain financing are carried as a reduction of the outstanding debt and amortized over the term of the arrangement using the effective interest method. The unamortized portion is included as a reduction of secured long-term debt on the consolidated balance sheets.

In connection with the Company’s four secured term loans obtained in 2014, the Company paid bank fees of $225,000. In connection with the Company’s four secured term loans obtained in 2013, the Company paid bank fees of approximately $577,000. In connection with the Senior Secured Post-Delivery Term Loan Facility executed in 2013, the Company paid an additional $199,000.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 4 - Summary of Significant Accounting Policies – Continued

Amortization of the bank fees is included as a component of interest expense in the consolidated statements of income. Bank fees paid by Bulk Providence and Bulk Liberty totaling approximately $242,000 were written off in conjunction with the repayment of outstanding debt in 2014. Bank fees paid by Bulk Cajun of $45,500 have been reclassified to current portion of long-term debt as there is no long-term debt on this facility.

The components of net deferred financing costs, which are included in secured long-term debt on the consolidated balance sheets are as follows:

	December 31,
	2014	2013

Bank fees paid to financial institutions	$2,254,400	$2,316,750

Less: accumulated amortization	(1,303,135)	(925,591)

Unamortized bank fees	$951,265	$1,391,159

Amortization included in interest expense	$461,321	$464,245

Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	December 31,
	2014	2013

Accounts payable	$33,538,153	$39,201,642

Accrued expenses	4,651,503	3,839,531

Accrued interest	540,862	716,575

Other accrued liabilities	1,471,276	2,120,630

Total	$40,201,794	$45,878,378

Taxation

The Company is not subject to corporate income taxes on its profits in Bermuda because Bermuda does not impose an income tax.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 4 - Summary of Significant Accounting Policies – Continued

NBC, an affiliated company consolidated pursuant to ASC 810-10, is subject to a Danish tonnage tax. NBC is not taxed on the basis of their actual income derived from their business but on an alternative income determination based on the net tons carrying capability of their fleet. As the tax is not determined based on taxable income, NBC’s tax expense of approximately $364,000 and $263,000 is included within voyage expenses in the accompanying consolidated statements of operations as of December 31, 2014 and 2013, respectively.

Shipping income derived from sources outside the United States is not subject to any United States federal income tax. For periods prior to the Mergers, the Company was exempt from taxation on its U.S. source shipping income under Section 883 of the United States Internal Revenue Code of 1986, (the “Code”) or the related Treasury regulations because it was a Controlled Foreign Corporation, as defined in the Code. The Company is exempt from U.S. federal income taxation on its U.S. source shipping income if the Company’s Common Stock meets either the “Controlled Foreign Corporation Test” or the “Publicly-Traded Test” under Section 883 of the Code. To the extent the Company is unable to qualify for exemption from tax under Section 883, and the U.S. source shipping income is considered to be effectively connected with the conduct of a U.S. trade or business, as defined in the Code, the Company will be subject to U.S. federal income taxation of 4% of its U.S. source shipping income on a gross basis without the benefit of deductions. If certain other conditions are present, as defined in the Code, U.S. source shipping income, net of applicable deductions, may be subject to a U.S. federal corporate income tax of up to 35% and a 30% branch profits tax. The Company believes that none of its U.S. source shipping income will be effectively connected with the conduct of a U.S. trade or business.

Since earnings from shipping operations of the Company are not subject to U.S. or foreign income taxation, the Company has not recorded income tax expense, deferred tax assets or liabilities for the years ending December 31, 2014 and 2013.

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company has determined that it has no uncertain tax positions as of December 31, 2014 and 2013. Additionally, the Company accrues interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

Where required, the Company complies with income tax filings in its various jurisdictions of operations. With few exceptions, as of December 31, 2014 and 2013, the Company is not subject to U.S. federal or foreign examinations by tax authorities for years before 2010.

Convertible Redeemable Preferred Stock

The Company classified its convertible redeemable preferred stock as a separate item from permanent equity because it was redeemable outside of the Company’s control (at the option of the preferred stockholders). The Company recorded such convertible redeemable preferred stock at fair value upon issuance, net of any issuance costs. The value of the convertible redeemable preferred stock was determined based on a Lattice model which included the use of various assumptions, such as cash flow projections, the equity value of peer group companies and volatility rates. Any beneficial conversion features were recognized as convertible redeemable preferred stock discounts and accreted to additional paid-in-capital through the earliest possible redemption date. All of the convertible redeemable preferred stock was converted to shares of common stock in conjunction with the Mergers.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 4 - Summary of Significant Accounting Policies – Continued

Dividends

Dividends on common stock are recorded when declared by the Board of Directors. Dividends automatically accrued under the terms of the convertible redeemable preferred stock, were paid in cash, by issuance of additional convertible redeemable preferred shares or as a pro-rata share of common stock dividends declared. Refer to Note 13 for a discussion regarding common stock and convertible redeemable preferred stock dividends.

Loss per Common Share

(Loss) earnings per common share (“EPS”) is calculated using the two-class method, which is an earnings allocation formula that determines net (loss) income per common share for the holders of the Company’s common shares and participating securities. The Company does not allocate the undistributed earnings for the pre-and post-transaction periods.

Net loss per share is computed using the weighted-average number of common shares outstanding during the period. The weighted average number of common shares is calculated by adding the weighted average number of common shares of Bulk Partners from the beginning of the year to the date of the Mergers multiplied by the exchange ratio established in the Merger Agreement, to the actual number of common shares of the Company outstanding from the acquisition date to the end of the period. The basic EPS for the year ended December 31, 2013 is computed using Bulk Partners’ historical weighted average number of shares outstanding multiplied by the exchange ratio established in the Merger Agreement.

The convertible redeemable preferred stock contains participation rights in any dividend paid by the Company and are deemed to be participating securities. Adjustments to the carrying value of preferred stock that is classified as a separate item from permanent equity, inducement charges on preferred stock conversions, preferred stock extinguishment effects, and deemed dividends for beneficial conversion features affect income available to common shareholders. Net (loss) income is allocated to common and participating securities as if all of the (losses) earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company or undistributed earnings in a loss position and are not included in the calculation of net loss per share.

Diluted EPS is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. The Company allocates net income first to convertible redeemable preferred stockholders based on dividend rights and then to common and convertible redeemable preferred stockholders based on ownership interests. The weighted-average number of common shares included in the computation of diluted net income gives effect to all potentially dilutive common equivalent shares, including the potential issuance of stock upon the conversion of the Company’s convertible redeemable preferred stock. Common equivalent shares are excluded from the computation of diluted net income per share if their effect is antidilutive.

Foreign Exchange

The Company conducts all of its business in U.S. dollars; accordingly, there are no foreign exchange transaction gains or losses reflected in the consolidated statements of income.

Derivatives and Hedging Activities

The Company accounts for derivatives in accordance with the provisions of ASC 815, Derivatives and Hedging. The Company uses interest rate swaps to reduce market risks associated with its operations, principally changes in variable interest rates on its bank debt. Additionally, the Company uses forward freight agreements to protect against changes in charter rates and bunker (fuel) swaps to protect against changes in fuel prices. Derivative instruments are recorded as assets or liabilities, and are measured at fair value.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 4 - Summary of Significant Accounting Policies - Continued

The Company is exposed to credit loss in the event of nonperformance by the counterparty to the interest rate swaps, forward freight agreements and bunker hedges. During the year ended December 31, 2014, the Company had losses relating to the bankruptcy of its counterparty to certain fuel swap contracts of approximately $2,146,000, which is included in other (expense) income in the consolidated statements of operations. See Note 9 for a description of the types of derivative instruments the Company utilizes.

Segment Reporting

Operating segments are components of a business that are evaluated regularly by the chief operating decision maker (CODM) for the purpose of assessing performance and allocating resources. Based on the information that the CODM uses, including consideration of whether discrete financial information is available for the business activities, the Company has identified multiple operating segments which have been aggregated based on considerations such as the nature of its services, customers and operations. The Company has determined that it operates under one reportable segment.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short-term maturities of these instruments. The carrying amount of a portion of the Company’s long-term debt approximates fair value due to the variable interest rates associated with the related credit facilities.

At December 31, 2014 and 2013, the Company has eight fixed rate debt facilities. The aggregate carrying amounts and fair values of the long-term debt associated with the fixed rate borrowing arrangements are as follows:

	December 31,
	2014	2013

Carrying amount of long-term debt	$42,044,477	$83,046,146
Fair value of long-term debt	45,960,663	85,855,343

Fair values of these debt obligations were estimated based on quoted market prices for the same or similar issues of debt with the same remaining maturities, which is considered Level 2 in the fair value hierarchy established by ASC 820.

Reclassifications

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s previously reported consolidated operations or shareholders’ equity.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 4 - Summary of Significant Accounting Policies - Continued

Recent Accounting Pronouncements

In April 2014, the FASB issued an update Accounting Standards Update for Reporting Discontinued Operations and Disclosures of Disposals and Components of an Entity, Presentation of Financial Statements, and Property Plant and Equipment. Under this new guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, the new guidance expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. The new standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014. The Company does not expect a material impact on its consolidated financial statements as a result of the adoption of this standard.

In May 2014, the FASB issued an update Accounting Standards Update for Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. The Company is evaluating the impact of the adoption of this guidance to determine whether or not it has a material impact on its consolidated financial statements.

In August 2014, the FASB issued an Accounting Standards Update for Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under this new guidance, if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

The new standard is effective for annual periods ending after December 15, 2016. The Company does not expect a material impact on its consolidated financial statements as a result of the adoption of this standard.

NOTE 5 - LOSS PER SHARE

The computation of basic earnings per common share and diluted earnings per common share was as follows:

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 5 - EARNINGS PER SHARE – Continued

	December 31, 2014	December 31, 2013
Numerator:
Net loss attributable to Pangaea Logistics Solutions Ltd.	$(12,128,449)	$-
Net income attributable to Bulk Partners (Bermuda) Ltd.	-	15,452,369
Less: dividends declared on convertible redeemable preferred stock	(6,303,747)	(6,288,456)
Less: modification of conversion price	-	-
Less: beneficial conversion	(11,776,661)	(8,959,421	)(i)
Less: settlement of accrued dividends	-	(45,843)
Less: settlement of notes	-	(1,429,217)
Less: fair value adjustment	-	(7,517,915)

Total (losses) allocated to common stock	$(30,208,857)	$(8,788,483)
Denominator:
Weighted-average number of shares of common stock outstanding	18,726,308	13,421,955

Basic and Diluted EPS - common stock	$(1.61)	$(0.65)

(i)	The full value of the beneficial conversion adjustment to net income for purposes of calculating EPS is $8,959,421, however retained earnings are reduced by $4,927,423, with the remaining amount as an offset to the increase in additional paid-in capital.

NOTE 6 - VARIABLE INTEREST ENTITIES

The Company has evaluated all of the wholly and partially-owned entities as well as entities with common ownership or other relationships, pursuant to ASC 810. A summary of the Company’s consolidation policy is provided at Note 4. The Company has concluded that Bulk Pangaea, Bulk Discovery, Bulk Cajun, Bulk Patriot, Bulk Juliana, Bulk Atlantic, Bulk Trident, Bulk Phoenix, Bulk Barents, Bulk Bothnia, NBH, Long Wharf, NBHC and NBVH should be consolidated as VIEs at December 31, 2014 and 2013. Bulk Providence and Bulk Liberty were consolidated at December 31, 2013 but were liquidated in 2014 after the vessels owned by each of these entities were sold.

Bulk Pangaea, Bulk Discovery, Bulk Patriot, Bulk Juliana, Bulk Liberty, Bulk Providence, Bulk Atlantic, Bulk Trident, Bulk Phoenix, Bulk Barents and Bulk Bothnia are wholly-owned subsidiaries that were established for the purpose of acquiring bulk carriers. The Bulk Cajun is a majority owned subsidiary established for the purpose of acquiring bulk carriers. The Company has concluded that Bulk Pangaea, Bulk Discovery, Bulk Patriot, Bulk Juliana, Bulk Liberty, Bulk Providence, Bulk Atlantic, Bulk Trident, Bulk Phoenix, Bulk Barents and Bulk Bothnia are VIEs due to the existence of guarantees and cross-collateralization on their outstanding debt, which is indicative of an inability to finance the entities’ activities without additional subordinated financial support. Accordingly, the Company has consolidated these wholly-owned subsidiaries for the years ended December 31, 2014 and 2013. The consolidation of all of these entities increased total assets by approximately $59,641,000 and increased total liabilities by approximately $58,710,000 at December 31, 2014. Total shareholders’ equity increased by approximately $931,000. The consolidation of all of these entities increased total assets by approximately $78,840,000 and increased total liabilities by approximately $67,460,000 at December 31, 2013. Total shareholders’ equity increased by approximately $10,840,000. The Company sold 10% of Bulk Cajun to a third party during 2013. The non-controlling interest in Bulk Cajun was $524,000 at December 31, 2014.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 6 - VARIABLE INTEREST ENTITIES – Continued

The non- controlling interest in Bulk Cajun was $540,000 at December 31, 2013, of which $360,000 was reclassified from other noncurrent liabilities.

The Company has a 51% interest in NBH. The Company determined that NBH is a VIE due to the fact that NBH’s total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support. Furthermore, the Company determined that it is NBH’s primary beneficiary, as it has a controlling financial interest in NBH, and has the power to direct the activities of the entity. Accordingly, the Company has consolidated NBH for the years ended December 31, 2014 and 2013. The consolidation of NBH increased total assets by approximately $11,116,000 and increased total liabilities by approximately $14,816,000 at December 31, 2014. The consolidation of NBH increased total assets by approximately $16,825,000 and $14,280,000 at December 31, 2013. Total shareholders’ equity decreased by approximately $1,805,000 and increased by approximately $1,357,000 at December 31, 2014 and 2013, respectively. Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of NBH are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to NBH amounts to an accumulated deficit of approximately $1,895,000 as of December 31, 2014 and equity of approximately $1,189,000 as of December 31, 2013.

In September 2009, certain owners of the Company established a new realty company, Long Wharf, for the purpose of buying a new office building. Ownership of Long Wharf was transferred to the Company on October 1, 2014. The Company determined that Long Wharf is a VIE as Long Wharf’s total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support. The Company determined that the entities/individuals that had a variable interest in Long Wharf prior to the transfer were also related parties, and that none of those entities individually met the criteria to be the primary beneficiary, as none had the obligation to absorb the entity’s losses; therefore, since the Company represented the party within the related party group that was most closely associated with the VIE, the Company concluded it was the primary beneficiary. Accordingly, the Company has consolidated Long Wharf for the years ended December 31, 2014 and 2013. The consolidation of Long Wharf increased total assets by approximately $925,000 and $984,000 and increased total liabilities by approximately $1,189,000 and $1,195,000 at December 31, 2014 and 2013, respectively. Total shareholders’ equity decreased by approximately $264,000 and $211,000 at December 31, 2014 and 2013, respectively. There is no non-controlling ownership interest related to Long Wharf.

Nordic Bulk Holding Company Ltd. (“NBHC”) was established in March 2012, for the purpose of acquiring the m/v Nordic Odyssey, the m/v Nordic Orion and to invest in additional vessels, all through wholly-owned subsidiaries. In January 2013, the Company entered into a Share Transfer Restructuring Agreement through which the shareholders of Odyssey and Orion transferred their shares of those entities and their zero-interest subordinated shareholder loans to these entities, to NBHC in exchange for the shares of NBHC.

Each of the ship owning companies owned by NBHC entered into a Head Charterparty Agreement to charter the owned vessel to ST Shipping and Transport Ltd. (“STST”), which in turn, entered into a Sub-Charterparty Agreement with NBC under a five year, fixed price, time charter arrangement. The Company determined that NBHC is a VIE, as the total equity investment at risk is not sufficient to support operations. Furthermore, the Company determined that it is the primary beneficiary of NBHC, as it has the power to direct its activities. Accordingly, the Company has consolidated NBHC for the years ended December 31, 2014 and 2013. The consolidation of NBHC increased total assets by approximately $102,759,000 and $72,000,000 and increased total liabilities by approximately $97,612,000 and $52,810,000 at December 31, 2014 and 2013, respectively.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 6 - VARIABLE INTEREST ENTITIES – Continued

Total shareholders’ equity increased by approximately $1,227,000 and $430,000 at December 31, 2014 and 2013. Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of NBHC are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to NBHC amounts to approximately $3,920,000 and $18,760,000 at December 31, 2014 and 2013.

BVH was established in August 2013, together with a third-party, for the purpose of owning Bulk Nordic Five Ltd. (“Five”) and Bulk Nordic Six Ltd. (“Six”). Five and Six were established for the purpose of owning new ultramax newbuildings to be delivered in 2016. The operating results of BVH are 100% dependent on transactions with related parties and affiliates. The Company determined that BVH is a VIE and is the primary beneficiary of BVH, as it has the power to direct its activities. Accordingly, the Company has consolidated BVH and its wholly-owned subsidiaries for the years ended December 31, 2014 and 2013. The consolidation of BVH increased total assets by approximately $4,402,000 and $2,989,000 and increased total liabilities by approximately $4,443,000 and $3,008,000 at December 31, 2014 and 2013, respectively. Total shareholders’ equity decreased by approximately $23,000 and $12,000 at December 31, 2014 and 2013, respectively. Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of BVH are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to BVH amounts to accumulated deficits of approximately $18,000 at December 31, 2014 and approximately $7,000 at December 31, 2013.

NOTE 7 - FIXED ASSETS

At December 31, fixed assets consisted of the following:

	2014	2013

Vessels and vessel upgrades	$221,409,122	$211,458,792
Capitalized dry docking	5,963,331	4,716,844
	227,372,453	216,175,636
Accumulated depreciation and amortization	(22,682,586)	(21,579,365)
Vessels, vessel upgrades and capitalized dry docking, net	204,689,867	194,596,271

Land and building	2,541,085	2,541,085
Internal use software	268,313	268,313
Computers and equipment	846,910	306,953
	3,656,308	3,116,351
Accumulated depreciation	(678,562)	(558,733)
Other fixed assets, net	2,977,746	2,557,618

Total fixed assets, net	$207,667,613	$197,153,889

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 7 - FIXED ASSETS - Continued

The net carrying value of the Company’s fleet consists of the following:

	December 31,
Vessel	2014	2013

m/v BULK PANGAEA	$21,176,498	$20,879,837
m/v BULK DISCOVERY	3,741,375	13,583,813
m/v BULK CAJUN(1)	-	6,566,227
m/v BULK PATRIOT	14,988,585	13,573,298
m/v BULK JULIANA	14,023,118	14,614,596
m/v NORDIC ODYSSEY	29,125,309	30,252,396
m/v NORDIC ORION	29,627,397	30,449,503
m/v BULK TRIDENT	16,430,154	16,273,240
m/v BULK BEOTHUK	13,228,238	13,732,350
m/v BULK NEWPORT	14,733,879	15,339,224
m/v BULK PROVIDENCE(2)	-	10,114,377
m/v BULK LIBERTY(2)	-	9,217,410
m/v NORDIC BOTHNIA	7,000,000	-
m/v NORDIC BARENTS	7,000,000	-
m/v NORDIC OSHIMA	33,615,314	-
	204,689,867	194,596,271

(1)	The Company entered into an agreement to sell the m/v BULK CAJUN on January 29, 2015. Accordingly, the vessel was reclassified as held for sale at December 31, 2014
(2)	The Company sold the m/v Bulk Providence on May 27, 2014 and the m/v Bulk Liberty on July 4, 2014.

During the year ended December 31, 2014, the Company purchased two vessels through wholly owned subsidiaries. The total purchase price of the vessels (m/v Nordic Barents and m/v Nordic Bothnia) was approximately $16,500,000. During the year ended December 31, 2013, the Company purchased four vessels through wholly owned subsidiaries. The total purchase price of the vessels (m/v Bulk Beothuk, m/v Bulk Providence, m/v Bulk Liberty and m/v Bulk Newport), was approximately $49,482,000. In addition, NBHC took delivery of one newbuilding (m/v Nordic Oshima) for which it paid approximately $33,900,000 (including deposits made during construction). At December 31, 2014, NBHC had deposits on the three remaining 1A ice class panamax newbuildings of approximately $29,800,000. Two of these vessels were delivered in February 2015 and the balance due was financed with secured long-term debt. The fourth vessel will be delivered in 2016. At December 31, 2014, BVH had deposits of approximately $8,700,000 toward the construction of two ultramax vessels to be delivered in 2016. These deposits are included as deposits on newbuildings in-process on the consolidated balance sheets.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 7 - FIXED ASSETS – Continued

The Company completed dry-docking on four vessels in 2014 and one vessel in 2013. The five year amortization period of the capitalized dry docking costs is within the remaining useful life of the vessel.

NOTE 8 - MARGIN ACCOUNTS

During December 31, 2014 and 2013, the Company was party to forward freight agreements and fuel swap contracts to mitigate the risk associated with volatile freight rates and fuel prices. Under the terms of these contracts, the Company was required to deposit funds in margin accounts when market values of the hedged items declines. See Note 9 for a complete discussion of these and other derivatives. The Company had approximately $440,000 on deposit in one margin account at December 31, 2014 due to the decline in market values of fuel swaps. The Company had $1,062,000 on deposit in margin accounts at December 31, 2013, also due to the decline in the market values of the items being hedged. The deposit on freight forward agreements was approximately $962,000 and the deposit on fuel swap contracts was $100,000. This margin account was required to remain on deposit as collateral until such time as the market values of the items being hedged returned to a preset limit. The margin accounts and other receivables are included in advance hire, prepaid expenses and other current assets in the consolidated balance sheets at December 31, 2014 and 2013.

NOTE 9 - DERIVATIVES AND FAIR VALUE MEASUREMENT

Interest Rate Swaps

From time to time, the Company enters into interest rate swap agreements to mitigate the risk of interest rate fluctuations on its variable rate debt. At December 31, 2014 and 2013, the Company was party to one interest rate swap, which was entered into in February 2011, as required by the 109 Long Wharf Construction Loan agreement. Under the terms of the swap agreement, the interest rate on this note is fixed at 6.63%.

The Company did not elect to designate the swap as a hedge at inception, pursuant to ASC 815, Derivatives and Hedging. Accordingly, changes in the fair value are recorded in current earnings in the accompanying consolidated statements of income.

Derivative instruments are as follows:

	December 31,
	2014	2013

Interest rate swap agreement on:

Long Wharf Construction to Term Loan:

Notional amount	$996,600	$1,032,000

Effective dates	2/1/11-1/24/21	2/1/11-1/24/21

Fair value at year-end	(112,299)	(94,882)

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 9 - DERIVATIVES AND FAIR VALUE MEASUREMENT – Continued

The fair value of the interest rate swap agreements at December 31, 2014 and 2013 are liabilities of $112,299 and $94,882, which are included in other non-current liabilities on the consolidated balance sheets based on the instrument’s maturity date. The aggregate change in the fair value of the interest rate swap agreements for the years ended December 31, 2014 and 2013 was a loss of approximately $17,000 and a gain of approximately $86,500, respectively, which are reflected in the unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of income.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, actively hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. During 2014 and 2013, the Company entered into various FFAs that did not qualify for hedge accounting. There were no open FFAs at December 31, 2014. The aggregate fair values of the FFAs at December 31, 2013 was an asset of approximately $944,200, which is included in advance hire, prepaid expenses and other current assets. The change in the aggregate fair value of the FFAs during the years ended December 31, 2014 and 2013 resulted in a loss of approximately $944,200 and a gain of approximately $776,500, respectively, which are included in unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of income.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. In 2014 and 2013, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at December 31, 2014 and 2013 are liabilities of approximately $479,000 and $209,500, respectively, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the years ended December 31, 2014 and 2013 resulted in a loss of approximately $269,000 and a gain of approximately $239,000, respectively, which are included in unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of income.

Fair Value Hierarchy

The three levels of the fair value hierarchy established by ASC 820, in order of priority, are as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 9 - DERIVATIVES AND FAIR VALUE MEASUREMENT - Continued

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

	Balance at December 31, 2014	Level 1	Level 2	Level 3

Margin accounts	$439,578	$439,578	$-	$-
Interest rate swaps	(112,299)	-	(112,299)	-
Fuel swap contracts	(478,705)	-	(478,705)	-

	Balance at December 31, 2013	Level 1	Level 2	Level 3

Margin accounts	$1,062,439	$1,062,439	$-	$-
Interest rate swaps	(94,882)	-	(94,882)	-
Forward freight agreements	944,225	-	944,225	-
Fuel swap contracts	(209,506)	-	(209,506)	-

The estimated fair values of the Company’s interest rate swap instruments, forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 10 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31,			December 31,			December 31,
	2012	Activity		2013	Activity		2014
Included in accounts payable and accrued expenses on the consolidated balance sheets:
To Founders	$203,050	$-		$203,050	$-		$203,050
Affiliated companies (trade payables)	91,284	(91,284)		-	-		-
	$294,334	$(91,284)		$203,050	$-		$203,050

Included in current related party debt on the consolidated balance sheets:
Loan payable – STST (m/v Orion)	$6,250,000	(6,250,000)	i	$-	$-		$-
Loan payable – STST (m/v Odyssey)	6,250,000	(6,250,000)	i	-	-		-
Loan payable – 2011 Founders Note	4,325,000	-		4,325,000	-		4,325,000
Interest payable in-kind – 2011 Founders Note	341,916	(45,668)	ii	296,248	38,357		334,605
Loan payable – 2012 Founders Note	3,000,000	(3,000,000)	iii	-	-		-
Loan payable to Founders	-	-		-	5,000,000		5,000,000
Interest payable in-kind – 2012 Founders Note	228,407	(228,407)	ii	-	-		-
Loan payable – BVH shareholder (STST)	-	2,995,000	iv	2,995,000	1,447,500	iv	4,442,500
Loan payable to NBHC shareholder (STST)	$-	-		$	$22,500,000	i	$22,500,000
Loan payable to NBHC shareholder (ASO2020)	-	-			22,499,972	v	22,499,972
Total current related party debt	$20,395,323	(12,779,075)		$7,616,248	$51,485,829		$59,102,077

Included in related party long-term debt on the consolidated balance sheets:
Loan payable to NBHC shareholder (STST)	$-	17,030,000		$17,030,000	$(17,030,000)	i	$-
Loan payable to NBHC shareholder (ASO2020)	-	17,029,972		17,029,972	(17,029,972)	v	-
Less unamortized discount	-	(16,756,054)		(16,756,054)	16,756,054	vi	-
Total related party long-term debt	$-	17,303,918		$17,303,918	$(17,303,918)		$-

i.	Loans payable to STST were converted to long-term debt in conjunction with the restructuring of Odyssey and Orion in 2013 (see Note 1). In 2013, STST provided an additional $4,530,000 (to NBHC) for a total of $17,030,000, which was payable in January 2023. On April 1, 2014, the loans were amended to remove the maturity dates and have therefore been reclassified as current.
ii.	Paid in cash
iii.	Paid through issuance of convertible redeemable preferred stock
iv.	BVH shareholder contribution of $5,000 and loans of $2,995,000 and $1,447,500 entered into for purposes of providing cash deposits on ultramax newbuildings.
v.	In 2013, ASO 2020 Maritime S.A. ("ASO2020") provided $17,029,972 as funding for newbuildings under construction. On April 1, 2014, the loans were amended to remove the maturity dates and have therefore been reclassified to current.
vi.	The unamortized discount at December 31, 2103 was reduced by imputed interest of $322,946 in the first quarter, prior to the amendment of the loan. The net unamortized discount on April 1, 2014 of $16,433,108 has been recorded as a reduction of noncontrolling interest due to the debt modification.

In November 2014, the Company entered into a $5 million Promissory Note (the “Note”) with Bulk Invest Ltd., a company controlled by the Founders. The Note is payable on demand and no later than January 1, 2016. Interest on the Note is 5%.

In January 2013, the Company entered into a Share Transfer Restructuring Agreement through which the shareholders of Odyssey and Orion transferred their shares of those entities and their zero interest subordinated shareholder loans to these entities, to NBHC in exchange for the shares of NBHC.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 10 - RELATED PARTY TRANSACTIONS - Continued

Also during 2013, NBHC entered into contracts to purchase four 1A ice-class newbuildings and paid deposits of $26,100,000. ST Shipping provided an additional $4,530,000, thereby increasing its loan to $17,030,000. The newest shareholder, ASO2020, also provided $17,030,000 in loans and acquired one-third of the common stock of NBHC for approximately $13,000. These loans were payable on January 9, 2023 and did not bear interest. Accordingly, the loans were carried at the present value of the future cash flows utilizing an imputed interest rate of 7.5% (which was determined by reference to rates of comparable companies on similar subordinated debt instruments). The discount of $17,873,285 was being amortized over the term of the loan using the interest method. The amortization of the discount was $1,117,231 for the year ended December 31, 2013. The excess of cash received over the present value of the loans was recorded as an increase to non-controlling interest. On April 1, 2014, the loans were amended to remove the maturity date. The unamortized discount at April 1, 2014 of $16,433,108 has been recorded as a reduction to noncontrolling interest because the original discount was recorded as in increase in noncontrolling interest. The shareholders made additional loans of $5,470,000 in 2014 to fund deposits on the newbuildings under construction.

BVH entered into an agreement for the construction of two new ultramax newbuildings in 2013. ST Shipping provided a loan of $2,995,000 in 2013 and an additional $1,447,500 in 2014 to make deposits on the contracts. The loan is payable on demand and does not bear interest.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. On January 1, 2012 the Company issued 5,675 shares of convertible redeemable preferred stock to the Founders, representing a partial repayment of the note (see Note 12). The outstanding balance of the note was $4,325,000 at December 31, 2014 and 2013.

On April 16, 2012, the Founders loaned the Company $11,057,500 (the 2012 Founders Note) under the same terms as the 2011 Founders Note in order for the Company to invest in Bulk Orion and Bulk Odyssey. During the year ended December 31, 2012 the Company repaid $8,057,500 of principal on this note. The remainder of the loan was repaid in 2013 through issuance of convertible redeemable preferred stock (see Note 12).

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operations for all of the Company’s owned vessels. During the years ended December 31, 2014 and 2013, the Company incurred technical management fees of $2,356,500 and $1,864,000 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amount payable to Seamar at December 31, 2014 and 2013 was $4,037,850 and $1,026,914, respectively.

NOTE 11 - LINE OF CREDIT

During the year ended December 2012, the Company entered into a revolving line of credit with a maximum capacity of $3,000,000. Borrowings under of the line of credit are due upon expiration of the line of credit. The expiration date was extended to August 19, 2015 from its original expiration date of November 19, 2013. The line of credit contains certain covenants including a liquidity covenant that may result in the acceleration of the payment of the borrowings. Borrowings under the line are secured by personal guarantees of the Founders, as well as collateralized against a personal account of one of the Founders held at the lending bank. Interest is payable at Prime + 1% (4.25% at December 31, 2014 and 2013). As of December 31, 2014 and 2013 the Company was in compliance with all required covenants.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 12 - SECURED LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2014	2013

Bulk Pangaea Secured Note (1)	$3,121,875	$4,509,375
Bulk Discovery Secured Note (2)	3,780,000	5,204,000
Bulk Patriot Secured Note (1)	4,762,500	7,212,500
Bulk Cajun Secured Note (2)	853,125	1,990,625
Bulk Trident Secured Note (1)	7,650,000	8,925,000
Bulk Juliana Secured Note (1)	5,070,312	6,422,395
Bulk Nordic Odyssey, Bulk Nordic Orion and Bulk Nordic Oshima Loan Agreement (3)	51,125,000	34,000,000
Bulk Atlantic Secured Note (2)	7,890,000	8,250,000
Bulk Phoenix Secured Note (1)	8,916,665	9,783,334
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	12,021,730	-
Long Wharf Construction to Term Loan	998,148	1,016,834
Bulk Providence Secured Note (4)	-	7,760,000
Bulk Liberty Secured Note (5)	-	5,685,000

Total	106,189,355	100,759,063
Less: current portion	(17,807,674)	(16,065,483)
Less: unamortized bank fees	(951,265)	(1,391,159)
Secured long-term debt	$87,430,416	$83,302,421

1.	The Bulk Pangaea Secured Note, the Bulk Patriot Secured Note, the Bulk Trident Secured Note, the Bulk Juliana Secured Note, and the Bulk Phoenix Secured Note are cross-collateralized by the vessels m/v Bulk Juliana, m/v Bulk Patriot, m/v Bulk Trident, m/v Bulk Pangaea, and m/v Bulk Newport and are guaranteed by the Company.
2.	The Bulk Discovery Secured Note, the Bulk Cajun Secured Note, and the Bulk Atlantic Secured Note are cross-collateralized by the vessels m/v Bulk Discovery, m/v Bulk Cajun, and m/v Bulk Beothuk and are guaranteed by the Company.
3.	The Bulk Nordic Odyssey and the Bulk Nordic Orion Loan Agreement was amended on September 17, 2014, to provide for an additional advance to finance the acquisition of m/v Nordic Oshima.
4.	The Bulk Providence Secured Note was repaid in connection with the sale of the m/v Bulk Providence on May 27, 2014.
5.	The Bulk Liberty Secured Note was repaid in connection with the sale of the m/v Bulk Liberty on July 4, 2014.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 12 - SECURED LONG-TERM DEBT (Continued)

The Senior Secured Post-Delivery Term Loan Facility

On April 15, 2013, the Company, through its wholly-owned subsidiaries, Bulk Pangaea, Bulk Patriot, Bulk Juliana and Bulk Trident, entered into a $30.3 million Senior Secured Post-Delivery Term Loan Facility (the “Post-Delivery Facility”) to refinance the Bulk Pangaea Secured Term Loan Facility dated December 15, 2009, the Bulk Patriot Secured Term Loan Facility dated September 29, 2011, the Bulk Juliana Secured Term Loan Facility dated April 18, 2012, and the Bulk Trident Secured Term Loan Facility dated August 28, 2012, the proceeds of which were used to finance the acquisitions of the m/v Bulk Pangaea, the m/v Bulk Patriot, the m/v Bulk Juliana and the m/v Bulk Trident, respectively. The Post-Delivery Facility was subsequently amended on May 16, 2013 by the First Amendatory Agreement, to increase the facility by $8.0 million to finance the acquisition of the m/v Bulk Providence and again on August 28, 2013, by the Second Amendatory Facility, to increase the facility by $10.0 million to finance the acquisition of the m/v Bulk Newport. The Bulk Providence was sold on May 27, 2014 as discussed below.

The Post-Delivery Facility contains financial covenants that require the Company to maintain a minimum consolidated net worth, and requires the Company to maintain a consolidated debt service coverage ratio, tested annually, as defined. In addition, the facility contains other Company and vessel related covenants that, among other things, restricts changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of December 31, 2014, the Company was not in compliance with the consolidated debt service coverage ratio. Accordingly, the Company obtained a waiver from the Facility Agent. At December 31, 2013, the Company was in compliance with all required covenants.

The Post-Delivery Facility is divided into six tranches, as follows:

Bulk Pangaea Secured Note

Initial amount of $12,250,000, entered into in December 2009, for the acquisition of m/v Bulk Pangaea. The interest rate was fixed at 3.96% in April 2013, in conjunction with the post-delivery amendment discussed above. The amendment also modified the repayment schedule to 15 equal quarterly payments of $346,875 ending in January 2017.

Bulk Patriot Secured Note

Initial amount of $12,000,000, entered into in September 2011, for the acquisition of the m/v Bulk Patriot. Loan requires repayment in 24 equal quarterly installments of $500,000 beginning in January 2012. The interest rate was fixed at 4.01% in April 2013 in conjunction with the post-delivery amendment discussed above.

Bulk Trident Secured Note

Initial amount of $10,200,000, entered into in April 2012, for the acquisition of the m/v Bulk Trident. Loan requires repayment in 24 equal quarterly installments of $318,750 beginning in December 2012 with a balloon payment of $2,550,000 together with the last quarterly installment. Interest was fixed at 4.29% in April 2013 in conjunction with the post-delivery amendment discussed above.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 12 - SECURED LONG-TERM DEBT (Continued)

Bulk Juliana Secured Note

Initial amount of $8,112,500, entered into in April 2012, for the acquisition of the m/v Bulk Juliana. Loan requires repayment in 24 equal quarterly installments of $338,021 beginning in October 2012. Interest was fixed at 4.38% in April 2013 in conjunction with the post-delivery amendment discussed above.

Bulk Phoenix Secured Note

Initial amount of $10,000,000, entered into in May 2013, for the acquisition of m/v Bulk Newport. Loan requires repayment in 7 equal quarterly installments of $216,667 and 16 equal quarterly installments of $416,667 with a balloon payment of $1,816,659 due in July 2019. Interest is fixed at 5.09%.

Bulk Providence Secured Note

Initial amount of $8,000,000, entered into in May 2013, for the acquisition of m/v Bulk Providence. Loan requires repayment in 8 equal quarterly installments of $120,000, 16 equal quarterly installments of $190,000 and a balloon payment of $4,000,000 due in July 2019. Interest is fixed at 4.38%. The loan was repaid in conjunction with the sale of the m/v Bulk Providence on May 27, 2014.

Other secured debt:

Bulk Cajun Secured Note

Initial amount of $4,550,000, entered into in October 2011, for the acquisition of the m/v Bulk Cajun. Loan requires repayment in 16 equal quarterly installments of $284,375 beginning in January 2012 with a balloon payment of $2,000,000 together the last quarterly installment. Interest is fixed at 6.51%.

Bulk Discovery Secured Note

Initial amount of $9,120,000, entered into in February 2011, for the acquisition of the m/v Bulk Discovery. Loan requires repayment in 20 equal quarterly installments of $356,000 beginning in June 2011 with a balloon payment of $2,000,000 together with the last quarterly installment. Interest is fixed at a rate of 8.16%.

Bulk Atlantic Secured Note

Initial amount of $8,520,000, entered into on February 18, 2013, for the acquisition of m/v Bulk Beothuk. Loan requires repayment in 8 equal quarterly installments of $90,000 beginning in May 2013, 12 equal quarterly installments of $295,000 and a balloon payment of $4,260,000 due in February 2018. Interest is fixed at 6.46%.

Bulk Liberty Secured Note

Initial amount of $5,685,000, entered into on July 2013, for the acquisition of m/v Bulk Liberty. Loan requires repayment in 19 equal quarterly installments of $149,605 beginning in January 2014 and a balloon payment of $2,842,505 due in February 2018. Interest is fixed at 7.06%. The loan was repaid in connection with the sale of the m/v Bulk Liberty on July 4, 2014.

The other secured debt, as outlined above, contains a ratio of EBITDA to fixed charges clause and a collateral maintenance ratio clause. If the Company encountered a change in financial condition which, in the opinion of the lender, is likely to affect the Company’s ability to perform its obligations under the loan facility, the Company’s credit agreement could be cancelled at the lender’s sole discretion. The lender could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable, and proceed against any collateral securing such indebtedness.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 12 - SECURED LONG-TERM DEBT (Continued)

As of December 31, 2014, the Company was not in compliance with the EBITDA to fixed charges ratio. Accordingly, the Company obtained a waiver from the Facility Agent. At December 31, 2013, the Company was in compliance with all required covenants.

Bulk Nordic Odyssey and Bulk Nordic Orion Loan Agreement

Initial amount of $40,000,000, entered into on August 6, 2012, for the acquisition of the m/v Nordic Odyssey and the m/v Nordic Orion. The agreement requires repayment in 20 quarterly installments of $1,000,000 beginning in October 2012, with an additional $1,000,000 installment payable on the 5th, 9th and 17th installment dates and a balloon payment of $17,000,000 due with the final installment. Interest is floating at LIBOR plus 3.25% (3.48% at December 31, 2013). The loan is secured by first preferred mortgages on the m/v Nordic Orion and the m/v Nordic Odyssey, the assignment of the earnings, insurances and requisite compensation of the two entities, and by guarantees of their shareholders. The Agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause which requires the aggregate fair market value of the vessel plus the net realizable value of any additional collateral previously provided to remain above defined ratios. As of December 31, 2013, the Company was in compliance with this covenant.

The loan was amended on September 17, 2014 in conjunction with the delivery of the m/v Nordic Oshima (discussed below), whereby the margin was reduced to 3.00%.

Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. And Bulk Nordic Oshima Ltd. – Dated September 17, 2014 Amended and Restated Loan Agreement

Entered into on September 17, 2014, to finance the purchase of the m/v Nordic Oshima, which was delivered to the Company on September 25, 2014. The amended agreement advanced $22,500,000 and requires repayment of this advance in 28 equal quarterly installments of $375,000 and a balloon payment of $12,000,000 due with the final installment. Interest on the advance related to m/v Nordic Oshima is floating at LIBOR plus 2.25% (2.48% at December 31, 2014). The amended loan is secured by first preferred mortgages on the m/v Nordic Odyssey, the m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the three entities, and by guarantees of their shareholders. The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause which requires the aggregate fair market value of the vessel plus the net realizable value of any additional collateral provided to remain above defined ratios. As of December 31, 2014, the Company was in compliance with this covenant.

Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)

Nordic Bulk Barents and Nordic Bulk Bothnia entered into a secured Term Loan Facility of $13,000,000 in two tranches of $6,500,000 which were drawn in conjunction with the delivery of the m/v Nordic Bothnia on January 23, 2014 and the m/v Nordic Barents on March 7, 2014. The loan is secured by mortgages on these two vessels.

The facility bears interest at LIBOR plus 2.5% (2.73% at September 30, 2014). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in September 2014, one installment of $163,010 (per borrower) and a balloon payment of $2,750,000 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel, a minimum value clause of not less than 100% of the indebtedness and a minimum liquidity clause. As of December 31, 2014, the Company was in compliance with all required covenants.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 12 - SECURED LONG-TERM DEBT (Continued)

Long Wharf Construction to Term Loan

Initial amount of $1,048,000 entered into in January 2011. The loan is payable monthly based on a 25 year amortization schedule with a final balloon payment of all unpaid principal and accrued interest due January 2021. Interest is floating at LIBOR plus 2.85%. The Company entered into an interest rate swap which matures January 2021 and fixes the interest rate at 6.63%. The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, as well as personal guarantees from the Founders and a corporate guarantee of the Company. The loan contains one financial covenant that requires the Company to maintain a minimum debt service coverage ratio. As of December 31, 2014 the Company was not in compliance with this covenant. Accordingly, the Company obtained a waiver from the lender. At December 31, 2013, the Company was in compliance with this covenant.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,

2015	$17,807,674
2016	19,355,261
2017	28,647,613
2018	13,889,294
2019	10,980,107
Thereafter	15,509,406

$106,189,355

NOTE 13 – FORMER BULK PARTNERS CONVERTIBLE REDEEMABLE PREFERRED STOCK

Convertible redeemable preferred stock

As of December 31, 2013, the Company had authorized 112,500 shares of convertible redeemable preferred stock ($1,000 par value) of which 89,114 shares shares were outstanding. The convertible redeemable preferred stock ranked senior to the common stock with respect to payment of dividends and amounts upon liquidation, dissolution, or winding up. Annual dividends declared were paid on a preferential basis to the holders of the convertible redeemable preferred stock. Dividends were cumulative and the convertible redeemable preferred stock participated in dividends with the common shareholders. The holders of the convertible redeemable preferred stock were entitled to vote on all matters submitted to the shareholders on a basis consistent with that of the common stock shareholders. As a result of the Mergers, the convertible redeemable preferred stock was converted to common shares at a predetermined conversion price of $916.07 per share including an additional 16,556.3 shares issued during 2014 in lieu of cash for accrued dividends.

At December 31, 2014, the Company has authorized 1,000,000 shares of preferred stock ($0.0001 par value), of which there were no shares outstanding.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 13 – FORMER BULK PARTNERS CONVERTIBLE REDEEMABLE PREFERRED STOCK - Continued

Convertible redeemable preferred stock transactions during the years ended December 31, 2014 and 2013 were as follows:

In October 2014, the Company issued 16,556.299 shares of convertible redeemable preferred stock as payment of certain accrued preferred stock dividends. The excess of the fair value of the accrued dividends over the carrying amount of the convertible redeemable preferred stock of $11,776,661 increased the Company’s accumulated deficit.

The beneficial conversion feature of the convertible redeemable preferred stock resulted in an increase in the Company’s accumulated deficit of $11,776,661 for the year ended December 31, 2014.

In January 2013, the Company issued 167.309 shares of convertible redeemable preferred stock as payment of certain accrued preferred stock dividends declared in 2012. The excess of the carrying amount of the accrued dividends over the fair value of the convertible redeemable preferred stock of approximately $45,843 was recorded as a decrease in retained earnings.

In January, April and October of 2013, the Company issued a total of 3,000.00 shares of convertible redeemable preferred stock as final repayment of the $11 million shareholder loan made in 2012. The excess of carrying value of the loan payable over the fair value of the convertible redeemable preferred stock was $1,429,217. Of this amount, $1,261,797 was recorded as a reduction in retained earnings and $167,420 was recorded as a decrease in additional paid-in capital.

At various dates during 2013, the Company issued 21,899.181 shares of convertible redeemable preferred stock for gross proceeds of $21,899,181, less issuance costs of approximately $274,000. The excess of the fair value of the convertible redeemable preferred stock over the issuance price was $7,517,915. Of this amount, $7,105,607 was recorded as a reduction in retained earnings and $412,308 was recorded as a decrease in additional paid-in capital.

The beneficial conversion feature of the convertible redeemable preferred stock resulted in an aggregate reduction in retained earnings totaling $4,927,423 for the year ended December 31, 2013.

NOTE 14 - COMMON STOCK AND NON-CONTROLLING INTEREST

Common stock

The Company has 100,000,000 shares of common stock ($0.0001 par value) authorized, of which 34,756,980 were issued at December 31, 2014. Amounts pertaining to 2013 have been retroactively adjusted to reflect the legal capital of the Company.

During 2014, the Company adopted the 2014 Share Incentive Plan (the “2014 Plan”). The purpose of the 2014 Plan is to assist in attracting, retaining, motivating, and rewarding certain key employees, officers, directors, and consultants of the Company and its affiliates and promoting the creation of long-term value for our shareholders by closely aligning the interests of such individuals with those of such shareholders. The 2014 Plan authorizes the award of share-based incentives to encourage eligible employees, officers, directors, and consultants to expend maximum effort in the creation of shareholder value.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 14 - COMMON STOCK AND NON-CONTROLLING INTEREST – Continued

During the fiscal year ending December 31, 2014, our board of directors established a compensation program for non-employee directors. Under this program, these non-employee directors will receive a combination of cash compensation and restricted shares of our common stock as payment for services rendered as such members. Members of our board of directors who are not our employees received 10,000 restricted shares of our common stock pursuant to the 2014 Plan on December 30, 2014 and will receive $25,000 cash as payment for services rendered for the annual period ending September 30, 2015. Restricted shares vest at the rate of 50% after one year and the remaining 50% after two years. All restricted shares granted on December 30, 2014 will be forfeited if the non-employee director does not serve until the Company’s 2015 annual meeting of shareholders, except in the event of death of the non-employee director.

Dividends on common stock are recorded when declared by the Board of Directors.

Dividends

On December 31, 2013, the Company declared a common stock dividend of $12,700,000 ($145.43 per share), of which $4,544,730 was recorded as a decrease in additional paid-in capital, reducing the balance to zero, and the remainder, $8,155,270 was recorded as a reduction in retained earnings. The preferred shareholders’ pro rata share of the dividend was more than 8% of the weighted average preferred shares outstanding. Accordingly, the preferred shareholders were entitled to their pro rata share of the common stock dividend, which amounted to approximately $6,288,000. The outstanding dividend was converted to preferred stock in connection with the Mergers.

Prior to the January 2013 Transaction, Odyssey and Orion declared dividends totaling $2,162,938 in order to distribute all retained earnings, of which $1,081,469 (50%) eliminates in consolidation. The remaining amount payable to noncontrolling interest of $904,803 is included as dividend payable in the consolidated balance sheets at December 31, 2013.

Dividends payable consist of the following:

	2008 common stock dividend	2012 common stock special dividend	2012 preferred stock catch- up dividend	2013 common stock dividend	2013 Odyssey and Orion dividend	2014 preferred stock dividend	Total
Balance at December 31, 2012	$2,774,125	$6,898,575	$167,305	$-	$-	$-	$9,840,005
Gross amount of dividend accrued	-	-	-	12,700,000	1,081,469	-	13,781,469
Paid in kind	-	-	(167,305)	-	-	-	(167,305)
Paid in cash	(100,000)	-	-	-	(176,666)	-	(276,666)
Balance at December 31, 2013	2,674,125	6,898,575	-	12,700,000	904,803	-	23,177,503
Gross amount of dividend accrued	-	-	-	-	-	6,303,747	6,303,747
Paid in kind	-	(3,964,218)	-	(6,288,460)	-	(6,303,747)	(16,556,425)
Paid in cash	(100,000)	-	-	-	-	-	(100,000)
Balance at December 31, 2014	$2,574,125	$2,934,357	$-	$6,411,540	$904,803	$-	$12,824,825

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 14 - COMMON STOCK AND NON-CONTROLLING INTEREST – Continued

Non-controlling interest

Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to NBH is an accumulated deficit of approximately $1,895,000 and stockholders’ equity of $2,101,000 as of December 31, 2014 and 2013, respectively. The non-controlling ownership interest attributable to NBHC and its wholly-owned shipowning subsidiaries amounts to approximately $3,920,000 and $18,760,000 at December 31, 2014 and 2013, respectively. The non-controlling interest attributable to Bulk Cajun was approximately $524,000 and $543,000 at December 31, 2014 and 2013, respectively.

Non-controlling interest attributable to BVH was approximately $18,000 and $(7,000), respectively at December 31, 2014 and 2013.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

In January 2013, the Company signed a shipbuilding contract for the construction of four Ice Class 1A panamax vessels at $32,600,000 each. The Company had a total of $29,786,000 and $26,110,000 on deposit at December 31, 2014 and 2013, respectively. The first vessel was delivered on September 25, 2014. The second vessel was delivered on February 6, 2015 and the third vessel was delivered on February 13, 2015. The balance of payment due on these three vessels was financed with commercial facilities. The fourth vessel is expected to be delivered in 2016. The second installment on the last vessel, which is equal to 10% of the purchase price, becomes due and payable upon keel-laying of the vessel. The third installment of 10% is due and payable upon launching of the vessel and the balance is due upon delivery of the vessels. The Company expects to finance the final payment with a commercial facility.

In December 2013, the Company entered into shipbuilding contracts for the construction of two ultramax vessels for $28,950,000 each, at which time deposits of $2,895,000 were placed by two wholly-owned subsidiaries of the newly formed Nordic Bulk Ventures Holding Company Ltd. (“BVH”). The second installments of 5% (totaling $2,895,000) were paid on December 2, 2014. The third installments of 5% are due and payable upon keel laying of the vessels. The fourth installments of 10% are due and payable upon launching of the vessels and the balance is due upon delivery of the vessels. The Company expects to finance the final payments with commercial facilities.

The total purchase obligations under the shipbuilding contracts discussed above are approximately $6,500,000 in 2015 and $68,800,000 in 2016.

The Company is subject to certain asserted claims arising in the ordinary course of business. The Company intends to vigorously assert its rights and defend itself in any litigation that may arise from such claims. While the ultimate outcome of these matters could affect the results of operations of any one year, and while there can be no assurance with respect thereto, management believes that after final disposition, any financial impact to the Company would not be material to its consolidated financial position, results of operations, or cash flows.

Pangaea Logistics Solutions Ltd.
(formerly Bulk Partners (Bermuda) Ltd.)
Notes to Consolidated Financial Statements - Continued
Years Ended December 31, 2014 and 2013

NOTE 16 - SUBSEQUENT EVENTS

In January 2015, the Company entered into a loan agreement to finance the purchase of the m/v Nordic Odin and the m/v Nordic Olympic, which were delivered to the Company in February 2015. The agreement advanced $45,000,000 and requires repayment of this advance in 28 equal quarterly installments of $375,000 per borrower and a balloon payment of $12,000,000 per borrower due with the final installment. Interest on the facility is floating at LIBOR plus 2.0% (2.23% at December 31, 2014). The loan is secured by first preferred mortgages on the m/v Nordic Odin and the m/v Nordic Olympic, the assignment of earnings, insurances and requisite compensation of the two entities, and by guarantees of their shareholders. The agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause which requires the aggregate fair market value of the vessel plus the net realizable value of any additional collateral provided to remain above defined ratios. As of December 31, 2014, the Company was in compliance with this covenant.

On February 23, 2015, the Company sold the m/v Bulk Cajun for its scrap value of approximately $4,712,000. The excess of the carrying amount over the fair value less cost to sell of approximately $1,531,000 is recorded as loss on impairment of vessels in the consolidated statements of operations at December 31, 2014.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2015.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony Laura
Anthony Laura
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Edward Coll and Anthony Laura and each of them, as attorney-in-fact with full power of substitution and re-substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward Coll	Chairman of the Board and Chief	March 31, 2015
Edward Coll	Executive Officer

/s/Carl Claus Boggild	President (Brazil) and Director	March 31, 2015
Carl Claus Boggild

/s/Anthony Laura	Chief Financial Officer and Principal	March 31, 2015
Anthony Laura	Accounting Officer

/s/Peter M. Yux	Director	March 31, 2015
Anthony Laura

/s/ Paul Hong	Director	March 31, 2015
Paul Hong

/s/ Richard T. du Moulin	Director	March 31, 2015
Richard T. du Moulin

/s/ Mark L. Filanowskix	Director	March 31, 2015
Richard T. du Moulin

/s/ Eric S. Rosenfeld	Director	March 31, 2015
Eric S. Rosenfeld

/s/ David D. Sgro	Director	March 31, 2015
David D. Sgro

86

Exhibit no.	Description	Incorporated By Reference			Filed herewith
		Form	Date	Exhibit
2.1	Agreement and Plan of Reorganization, dated as of April 30, 2014, by and among Quartet Merger Corp., Quartet Holdco Ltd., Quartet Merger Sub Ltd., Pangaea Logistics Solutions, Ltd., and the securityholders of Pangaea Logistics Solutions, Ltd.	S-1	2/4/15	2.1

3.1	Certificate of Incorporation of the Company, as amended	S-1	2/4/15	3.1

3.2	Bye-laws of Company	S-1	2/4/15	3.2

10.1	Form of Escrow Agreement among Quartet Holdco Ltd., the Representative (as described in the Agreement and Plan of Reorganization), the securityholders of Pangaea Logistics Solutions, Ltd., and Continental Stock Transfer & Trust Company, as Escrow Agent.	S-1	2/4/15	10.1

10.2	Form of Lock-Up Agreement.	S-1	2/4/15	10.2

10.3	Form of Registration Rights Agreement between Quartet Holdco Ltd. and certain holders identified therein.	S-1	2/4/15	10.3

10.4	$1.048 Million Secured Construction Loan Agreement	S-1	2/4/15	10.4

10.5	$9.12 Million Secured Term Loan	S-1	2/4/15	10.5

10.6	$4.55 Million Secured Term Loan	S-1	2/4/15	10.6

10.7	$40.0 Million Secured Loan Facility	S-1	2/4/15	10.7

10.8	$8.52 Million Term Loan	S-1	2/4/15	10.8

10.9	$5.685 Million Secured Loan Facility	S-1	2/4/15	10.9

10.10	Post-Delivery Facility	S-1	2/4/15	10.10

10.11	$10.0 Million Loan from Shareholder	S-1	2/4/15	10.11

10.12	January 10, 2013 Related Party Loan with ASO 2020 Maritime S.A.	S-1	2/4/15	10.12

10.13	March 18, 2013 Related Party Loan with ASO 2020 Maritime S.A.	S-1	2/4/15	10.13

10.14	June 18, 2013 Related Party Loan with ASO 2020 Maritime S.A.	S-1	2/4/15	10.14

10.15	Related Party Loan with ST Shipping and Transport Pte. Ltd.	S-1	2/4/15	10.15

10.16	$5.0 million Loan Agreement from Bulk Partners (Bermuda) Ltd. to Nordic Bulk Carriers AS	S-1	2/4/15	10.16

10.17	Lease of 109 Long Wharf, Newport, RI 02840	S-1	2/4/15	10.17

10.18	$13.0 Million Term Loan	S-1	2/4/15	10.18

10.19	Nordic Bulk Holding Company Ltd. Shareholders Agreement	S-1	2/4/15	10.19

10.20	Nordic Bulk Ventures Holding Company Shareholders Agreement	S-1	2/4/15	10.20

14.1	Code of Ethics	8-K	10/8/14	14.1

23.1	Consent of Independent Registered Public Accounting Firm				X

23.2	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

EX-101.INS	XBRL Instance Document				X

EX-101.SCH	XBRL Taxonomy Extension Schema				X

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase				X

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

87