Form 10-Q
period 2015-03-31
Pangaea Logistics Solutions Ltd.
filed 2015-05-15
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36139

PANGAEA LOGISTICS SOLUTIONS LTD.

(Exact name of Registrant as specified in its charter)

Bermuda	98-1205464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Common Stock, par value $0.01 per share, 34,756,980 shares outstanding as of May 15, 2015.

Pangaea Logistics Solutions Ltd.

Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$42,598,816	$29,817,507
Restricted cash	1,000,000	1,000,000
Accounts receivable (net of allowance of $4,349,650 at
March 31, 2015 and $4,029,669 at December 31, 2014)	19,565,184	27,362,216
Bunker inventory	13,792,771	15,601,659
Advance hire, prepaid expenses and other current assets	3,051,757	6,568,234
Vessels held for sale, net	3,741,375	4,523,804
Total current assets	83,749,903	84,873,420

Fixed assets, net	268,963,912	207,667,613
Investment in newbuildings in-process	15,296,477	38,471,430
Other noncurrent assets	1,310,216	1,450,802
Total assets	$369,320,508	$332,463,265

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$28,656,068	$40,201,794
Related party debt	61,723,711	59,102,077
Deferred revenue	8,284,176	11,748,926
Current portion long-term debt	22,359,868	17,807,674
Line of credit	3,000,000	3,000,000
Dividend payable	12,724,825	12,824,825
Total current liabilties	136,748,648	144,685,296

Secured long-term debt, net	122,728,090	87,430,416

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized 34,756,980 shares issued and outstanding at March 31, 2015 and December 31, 2014	3,476	3,476
Additional paid-in capital	134,122,003	133,955,445
Accumulated deficit	(28,542,798)	(36,142,727)
Total Pangaea Logistics Solutions Ltd. equity	105,582,681	97,816,194
Non-controlling interests	4,261,089	2,531,359
Total stockholders' equity	109,843,770	100,347,553
Total liabilities and stockholders' equity	$369,320,508	$332,463,265

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.

Consolidated Statements of Income

	Three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Revenues:
Voyage revenue	$90,578,942	$91,559,529
Charter revenue	4,536,846	22,653,349
	95,115,788	114,212,878
Expenses:
Voyage expense	45,324,119	48,134,606
Charter hire expense	24,659,395	43,971,061
Vessel operating expenses	7,785,328	6,919,497
General and administrative	4,318,692	2,576,285
Depreciation and amortization	2,990,594	2,551,625
Loss on sale of vessels	88,868	-
Total expenses	85,166,996	104,153,074

Income from operations	9,948,792	10,059,804

Other income (expense):
Interest expense, net	(1,410,771)	(1,515,879)
Interest expense related party debt	(114,966)	(42,128)
Imputed interest on related party long-term debt	-	(322,947)
Unrealized gain (loss) gain on derivative instruments	823,455	(371,558)
Other income (expense)	83,149	(150,000)
Total other expense, net	(619,133)	(2,402,512)

Net income	9,329,659	7,657,292
Income attributable to noncontrolling interests	(1,729,730)	(1,064,007)
Net income attributable to Pangaea Logistics Solutions Ltd.	$7,599,929	$6,593,285

Earnings per common share:
Basic	$0.22	$0.17
Diluted	$0.22	$0.17

Weighted average shares used to compute earnings
per common share (Note 8)
Basic and diluted	34,756,980	13,421,955

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.

Consolidated Statements of Cash Flows

	Three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Operating activities
Net income	$9,329,659	$7,657,292
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	2,990,594	2,551,625
Amortization of deferred financing costs	225,182	284,743
Unrealized (gain) loss on derivative instruments	(823,455)	371,558
Loss from equity method investee	(53,201)	-
Provision for doubtful accounts	319,981	73,543
Loss on sales of vessels	88,868	-
Write off unamortized financing costs of repaid debt	25,557	-
Amortization of discount on related party long-term debt	-	322,947
Share-based compensation	166,558	-
Change in operating assets and liabilities:
Accounts receivable	7,477,051	20,364,070
Bunker inventory	1,808,888	879,826
Advance hire, prepaid expenses and other current assets	3,863,659	2,577,048
Account payable, accrued expenses and other current liabilities	(10,771,168)	(14,936,544)
Deferred revenue	(3,464,750)	(9,708,056)
Net cash provided by operating activities	11,183,423	10,438,052

Investing activites
Purchase of vessels	(44,824,665)	(14,382,779)
Proceeds from sales of vessels	4,523,804	-
Deposits on newbuildings in-process	-	(63,953)
Drydocking costs	-	(409,000)
Purchase of building and equipment	(5,399)	(3,612)
Net cash used in investing activities	(40,306,260)	(14,859,344)

Financing activities
Proceeds of related party debt	2,506,667	-
Payments on related party debt	-	(162,928)
Proceeds from long-term debt	45,000,000	13,000,000
Payments of financing and issuance costs	(664,722)	(41,079)
Payments on long-term debt	(4,837,799)	(3,837,264)
Common stock dividends paid	(100,000)	(100,000)
Net cash provided by financing activities	41,904,146	8,858,729

Net increase in cash and cash equivalents	12,781,309	4,437,437
Cash and cash equivalents at beginning of period	29,817,507	18,927,927
Cash and cash equivalents at end of period	$42,598,816	$23,365,364

Disclosure of noncash items
Dividends declared, not paid	$-	$2,101,207
Imputed interest on related party long-term debt	$-	$200,802
Cash paid for interest	$1,185,589	$1,439,827

The accompanying notes are an integral part of these consolidated financial statements

Note 1. General Information

The accompanying consolidated financial statements include the accounts of Pangaea Logistics Solutions Ltd. and its wholly-owned subsidiaries (collectively, the “Company”, “we” or “our”). The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership, chartering and operation of dry-bulk vessels. The Company's fleet is comprised of Panamax, Supramax and Handymax dry bulk carriers and the Company operates in one business segment.

The Company is a holding company, incorporated under the laws of Bermuda as an exempted company on April 29, 2014 in connection with the mergers described below. Bulk Partners (Bermuda) Ltd. (“Bulk Partners”) a wholly owned subsidiary the Company following the Mergers, is a holding company that was incorporated under the laws of Bermuda as an exempted company on June 17, 2008 by three individuals who are collectively referred to as the Founders.

As of March 31, 2015, the Company owned a fleet of 14 oceangoing vessels comprised of five Panamax Ice Class 1A, three Panamax, four Supramax and two Handymax Ice Class 1A vessels with an average age of approximately 11 years.

Note 2 – Completed Mergers

On April 30, 2014 the Company (formerly known as Quartet Holdco Ltd.) entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Quartet Merger Corp. (“Quartet”), Quartet Merger Sub Ltd. (“Merger Sub”), Bulk Partners’ (at the time, Pangaea Logistics Solutions Ltd.), and the security holders of Bulk Partners (“Signing Holders”), which contemplated (i) Quartet merging with and into the Company, with the Company surviving such merger as the publicly-traded entity and (ii) Merger Sub merging with and into Bulk Partners with Bulk Partners surviving such merger as a wholly-owned subsidiary of the Company (collectively, the “Mergers”).

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

The Mergers were accounted for as a reverse acquisition in accordance with ASC 805-40-45-1. Under this method of accounting, Merger Sub was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Bulk Partners’ comprising the ongoing operations of the combined entity, Bulk Partners senior management comprising the senior management of the combined company, and the Bulk Partners common stockholders having a majority of the voting power of the combined entity. In accordance with guidance applicable to these circumstances, the Mergers were considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Mergers were treated as the equivalent of Bulk Partners issuing stock for the Company’s net assets, accompanied by a recapitalization. The Company’s assets were stated at their pre-combination carrying amounts, with no goodwill or other intangible assets recorded. Operations prior to the Mergers are those of Bulk Partners. The equity structure after the Mergers reflects the Company’s equity structure.

Note 3. Basis of Presentation

The accompanying consolidated balance sheets as of March 31, 2015, the consolidated statements of income for the three-month periods ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015 and 2014 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the three months ended March 31, 2015 and 2014. The financial data and the other information disclosed in these notes to the condensed consolidated financial statements related to these three month periods are unaudited. Certain information and disclosures included in the annual consolidated financial statements have been omitted for the interim periods disclosed pursuant to the rules and regulations of the SEC. The results of the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or other future year.

Note 3. Basis of Presentation (Continued)

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are the estimated salvage value used in determining depreciation expense, the allowances for doubtful accounts and the discount on interest free loans.

Advance hire, prepaid expenses and other current assets were comprised of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
Advance hire	$1,720,308	$4,345,959
Prepaid expenses	1,013,021	427,889
Other current assets	318,428	1,794,386
	$3,051,757	$6,568,234

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
Accounts payable	$20,858,150	$33,538,153
Accrued voyage expenses	5,777,531	4,651,503
Accrued interest	955,297	540,862
Other accrued liabilities	1,065,090	1,471,276
	$28,656,068	$40,201,794

Note 4. Fixed Assets

At March 31, 2015, the Company’s operating fleet consisted of 14 dry bulk vessels. The carrying amount of these vessels is as follows:

	March 31,	December 31,
Vessel	2015	2014
	(unaudited)
m/v BULK PANGAEA	$20,773,226	$21,176,498
m/v BULK DISCOVERY (1)	-	3,741,375
m/v BULK PATRIOT	14,675,731	14,988,585
m/v BULK JULIANA	13,819,455	14,023,118
m/v NORDIC ODYSSEY	28,832,203	29,125,309
m/v NORDIC ORION	29,342,470	29,627,397
m/v BULK TRIDENT	16,247,252	16,430,154
m/v BULK BEOTHUK	13,084,563	13,228,238
m/v BULK NEWPORT	14,577,725	14,733,879
m/v NORDIC BARENTS	6,845,904	7,000,000
m/v NORDIC BOTHNIA	6,842,602	7,000,000
m/v NORDIC OSHIMA	33,428,350	33,615,314
m/v NORDIC OLYMPIC (2)	33,692,140	-
m/v NORDIC ODIN (2)	33,873,832	-
	266,035,453	204,689,867
Other fixed assets, net	2,928,459	2,977,746
Total fixed assets, net	$268,963,912	$207,667,613

(1)	The Company committed to selling the m/v Bulk Discovery in January 2015, therefore, the net carrying value is included in current assets as vessels held for sale.
(2)	The m/v Nordic Olympic was delivered to the Company on February 6, 2015 and the m/v Nordic Odin was delivered to the Company on February 13, 2015.

In February 2015, the Company sold the m/v Bulk Cajun for its scrap value of approximately $4,524,000.

Note 5. Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2015	2014
	(unaudited)
Bulk Pangaea Secured Note (1)	$2,775,000	$3,121,875
Bulk Discovery Secured Note (2)	3,424,000	3,780,000
Bulk Patriot Secured Note (1)	4,150,000	4,762,500
Bulk Cajun Secured Note (3)	-	853,125
Bulk Trident Secured Note (1)	7,331,250	7,650,000
Bulk Juliana Secured Note (1)	4,732,292	5,070,312
Bulk Nordic Odyssey, Bulk Nordic Orion and Bulk Nordic Oshima Loan Agreement	49,750,000	51,125,000
Bulk Atlantic Secured Note (2)	7,800,000	7,890,000
Bulk Phoenix Secured Note (1)	8,699,998	8,916,665
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	11,695,640	12,021,730
Long Wharf Construction to Term Loan	993,378	998,148
Senior Secured Term Loan Facility of $45,000,000 (Bulk Nordic Odin Ltd. and Bulk Nordic Olympic Ltd.)	45,000,000	-

Total	146,351,558	106,189,355
Less: current portion	(22,359,868)	(17,807,674)
Less: unamortized bank fees	(1,263,600)	(951,265)
Secured long-term debt	$122,728,090	$87,430,416

(1)	The Bulk Pangaea Secured Note, the Bulk Patriot Secured Note, the Bulk Juliana Secured Note, the Bulk Trident Secured Note and the Bulk Phoenix Secured Note are cross-collateralized by the vessels Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Trident and Bulk Newport and are guaranteed by the Company.
(2)	The Bulk Discovery Secured Note and the Bulk Atlantic Secured Note are cross-collateralized by the vessels m/v Bulk Discovery and m/v Bulk Beothuk and are guaranteed by the Company.
(3)	The Bulk Cajun Secured Note was repaid on February 12, 2015 in conjunction with the sale of the m/v Bulk Cajun.

The Senior Secured Post-Delivery Term Loan Facility

On April 15, 2013, the Company, through its wholly owned subsidiaries, Bulk Pangaea, Bulk Patriot, Bulk Juliana and Bulk Trident, entered into a $30.3 million Senior Secured Post-Delivery Term Loan Facility (the “Post-Delivery Facility”) to refinance the Bulk Pangaea Secured Term Loan Facility dated December 15, 2009, the Bulk Patriot Secured Term Loan Facility dated September 29, 2011, the Bulk Juliana Secured Term Loan Facility dated April 18, 2012, and the Bulk Trident Secured Term Loan Facility dated August 28, 2012, the proceeds of which were used to finance the acquisitions of the m/v Bulk Pangaea, the m/v Bulk Patriot, the m/v Bulk Juliana and the m/v Bulk Trident, respectively. The Post-Delivery Facility was subsequently amended on May 16, 2013 by the First Amendatory Agreement, to increase the facility by $8.0 million to finance the acquisition of the m/v Bulk Providence and again on August 28, 2013, by the Second Amendatory Facility, to increase the facility by $10.0 million to finance the acquisition of the m/v Bulk Newport. The m/v Bulk Providence was sold on May 27, 2014 on which date this tranche of the Post-Delivery Facility was repaid.

Note 5. Debt (Continued)

The Post-Delivery Facility contains financial covenants that require the Company to maintain a minimum consolidated net worth, and require the Company to maintain a minimum EBITDA to fixed charges ratio tested annually, as defined. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of March 31, 2015 and December 31, 2014, the Company was not in compliance with the consolidated debt service coverage ratio. Accordingly, the Company obtained a waiver from the Facility Agent.

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

Other secured debt:

Bulk Cajun Secured Note

Initial amount of $4,550,000, entered into in October 2011, for the acquisition of the m/v Bulk Cajun. Loan requires repayment in 16 equal quarterly installments of $284,375 beginning in January 2012 with a balloon payment of $2,000,000 together with the last quarterly installment. Interest is fixed at 6.51%. This note was repaid on February 12, 2015 in conjunction with the sale of the m/v Bulk Cajun on February 26, 2015.

Note 5. Debt (Continued)

Bulk Discovery Secured Note

Initial amount of $9,120,000, entered into in February 2011, for the acquisition of the m/v Bulk Discovery. Loan requires repayment in 20 equal quarterly installments of $356,000 beginning in June 2011 with a balloon payment of $2,356,000 due in March 2016. Interest is fixed at a rate of 8.16%.

Bulk Atlantic Secured Note

Initial amount of $8,520,000, entered into on February 18, 2013, for the acquisition of m/v Bulk Beothuk. Loan requires repayment in 8 equal quarterly installments of $90,000 beginning in May 2013, 12 equal quarterly installments of $295,000 and a balloon payment of $4,260,000 due in February 2018. Interest is fixed at 6.46%.

The other secured notes, as outlined above, also contain collateral maintenance ratio clauses. If the Company encountered a change in financial condition which, in the opinion of the lender, is likely to affect the Company’s ability to perform its obligations under the loan facility, the Company’s credit agreement could be cancelled at the lender’s sole discretion. The lender could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable, and proceed against any collateral securing such indebtedness. As of March 31, 2015 and December 31, 2014, the Company was not in compliance with the minimum EBIDTA to fixed charges ratio. Accordingly the Company obtained a waiver from the Facility Agent.

Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. And Bulk Nordic Oshima Ltd. – Dated September 17, 2014 Amended and Restated Loan Agreement

Initial amount of $40,000,000, entered into on August 6, 2012, for the acquisition of the m/v Nordic Odyssey and the m/v Nordic Orion. The agreement requires repayment in 20 quarterly installments of $1,000,000 beginning in October 2012, with an additional $1,000,000 installment payable on the 5th, 9th and 17th installment dates and a balloon payment of $17,000,000 due with the final installment. The amended agreement was entered into on September 17, 2014, to finance the purchase of the m/v Nordic Oshima, which was delivered to the Company on September 25, 2014. The amended agreement advanced $22,500,000 and requires repayment of this advance in 28 equal quarterly installments of $375,000 and a balloon payment of $12,000,000 due with the final installment. Interest on the advance related to m/v Nordic Odyssey and m/v Nordic Orion is floating at LIBOR plus 3.00% (3.27% at March 31, 2015). Interest on the advance related to m/v Nordic Oshima is floating at LIBOR plus 2.25% (2.52% at March 31, 2015). The amended loan is secured by first preferred mortgages on the m/v Nordic Odyssey, the m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the three entities, and by guarantees of their shareholders. The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause which requires the aggregate fair market value of the vessel plus the net realizable value of any additional collateral provided to remain above defined ratios. As of March 31, 2015 and December 31, 2014, the Company was in compliance with this covenant.

Term Loan Facility of USD 13,100,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)

Bulk Barents and Bulk Bothnia entered into a secured Term Loan Facility of $13,000,000 in two tranches of $6,500,000 which were drawn in conjunction with the delivery of the m/v Bulk Bothnia on January 23, 2014 and the m/v Bulk Barents on March 7, 2014.

The facility bears interest at LIBOR plus 2.5% (2.77% at March 31, 2015). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $2,750,000 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel. The loan is secured by mortgages on the m/v Nordic Bulk Barents and m/v Nordic Bulk Bothnia. As of March 31, 2015 and December 31, 2014, the Company was in compliance with all required covenants.

Note 5. Debt (Continued)

Senior Secured Term Loan Facility of USD 45,000,000 (Bulk Nordic Odin Ltd. and Bulk Nordic Olympic Ltd.)

In January 2015, the Company entered into a loan agreement to finance the purchase of the m/v Nordic Odin and the m/v Nordic Olympic, which were delivered to the Company in February 2015. The agreement advanced $45,000,000 and requires repayment of this advance in 28 equal quarterly installments of $375,000 per borrower and a balloon payment of $12,000,000 per borrower due with the final installment. Interest on the facility is floating at LIBOR plus 2.0% (2.27% at March 31, 2015). The loan is secured by first preferred mortgages on the m/v Nordic Odin and the m/v Nordic Olympic, the assignment of earnings, insurances and requisite compensation of the two entities, and by guarantees of their shareholders. The agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause which requires the aggregate fair market value of the vessel plus the net realizable value of any additional collateral provided to remain above defined ratios. As of March 31, 2015 the Company was in compliance with this covenant.

Long Wharf Construction to Term Loan

Initial amount of $1,048,000 entered into in January 2011. The loan is payable in monthly installments based on a 25 year amortization schedule with a final balloon payment of all unpaid principal and accrued interest due January 2021. Interest is floating at LIBOR plus 2.85%. The Company entered into an interest rate swap which matures January 2021 and fixes the interest rate at 6.63%. The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, as well as personal guarantees from the Founders and a corporate guarantee of the Company. The loan contains one financial covenant that requires the Company to maintain a minimum debt service coverage ratio, calculated on an annual basis. At December 31, 2104, the Company was not in compliance with this covenant and obtained a waiver of compliance from the lender.

The future minimum annual payments (excluding unamortized bank fees) under the debt agreements are as follows:

Years ending March 31,
(unaudited)

2015	$22,359,868
2016	19,387,058
2017	34,561,145
2018	11,677,912
2019	13,237,764
Thereafter	45,127,811
$146,351,558

Note 6. Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

From time to time, the Company enters into interest rate swap agreements to mitigate the risk of interest rate fluctuations on its variable rate debt. At March 31, 2015 and December 31, 2014, the Company was party to one interest rate swap, which was entered into in February 2011, as required by the 109 Long Wharf Construction Loan agreement. Under the terms of the swap agreement, the interest rate on this note is fixed at 6.63%.

The Company did not elect to designate the swap as a hedge at inception, pursuant to ASC 815, Derivatives and Hedging. Accordingly, changes in the fair value are recorded in current earnings in the accompanying consolidated statements of income.

Note 6. Derivative Instruments and Fair Value Measurements (Continued)

The fair value of the interest rate swap agreements at March 31, 2015 and December 31, 2014 were liabilities of approximately $123,000 and $112,000, which are included in other current liabilities on the consolidated balance sheets based on the instrument’s maturity date. The aggregate change in the fair value of the interest rate swap agreements for the three months ended March 31, 2015 and 2014 were losses of approximately $11,000 and $17,000, respectively, which are reflected in the unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of income.

Forward freight agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. There were no open FFAs at March 31, 2015 or December 31, 2014. The change in the aggregate fair value of the FFAs during the three months ended March 31, 2014 resulted in a loss of approximately $367,100, which is included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of income.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During the three months ended March 31, 2015 and the year ended December 31, 2014, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at March 31, 2015 and December 31, 2014 are liabilities of approximately $568,000 and $1,391,000, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the three months ended March 31, 2015 and 2014 is a gain of approximately $823,000 and a loss of approximately $5,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of income.

The three levels of the fair value hierarchy established by ASC 820, in order of priority are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. Our Level 1 non-derivatives include cash, money-market accounts, restricted cash accounts and investment.

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable. Our Level 2 non-derivatives include our term loan account.

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

Note 6. Derivative Instruments and Fair Value Measurements (Continued)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

	Balance at
	March 31, 2015	Level 1	Level 2	Level 3
	(unaudited)
Margin accounts	$100,675	$100,675	$-	$-
Interest rate swaps	$(122,861)	$-	$(122,861)	$-
Fuel swap contracts	$(567,740)	$-	$(567,740)	$-

	Balance at
	December 31, 2014	Level 1	Level 2	Level 3

Margin accounts	$439,578	$439,578	$-	$-
Interest rate swaps	$(112,124)	$-	$(112,124)	$-
Fuel swap contracts	$(1,391,195)	$-	$(1,391,195)	$-

The estimated fair values of the Company’s interest rate swap instruments, forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.

Note 7. Related Party Transactions

	December 31,			March 31,
	2014	Activity		2015
				(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
To Founders	$203,050	$-		$203,050
Affiliated companies (trade payables)	4,037,850	(2,463,029)		1,574,821
	$4,240,900	$(2,463,029)		$1,777,871

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	4,325,000	-		$4,325,000
Interest payable in-kind	334,605	114,966	i	449,571
Loan payable to Founders	5,000,000	-		5,000,000
Loan payable – BVH shareholder (STST)	4,442,500	-		4,442,500
Loan payable to NBHC shareholder (STST)	22,500,000	1,253,334	ii	23,753,334
Loan payable to NBHC shareholder (ASO2020)	22,499,972	1,253,334	ii	23,753,306
Total current related party debt	$59,102,077	$2,621,634		$61,723,711

i.    Payable in cash

ii    Shareholder loans provided for purposes of funding the newbuilding projects

In November 2014, the Company entered in to a $5 million Promissory Note (the “Note”) with Bulk Invest, Ltd., a company controlled by Founders. The Note is payable on demand and no later than January 1, 2016. Interest on the Note is 5%.

During 2013, NBHC entered into contracts to purchase four 1A ice-class newbuildings. Shareholder loans totaling approximately $47,500,000 and $45,000,000 were made as of March 31, 2015 and December 31, 2014, respectively, to fund the deposits on these vessels. On April 1, 2014, the non-interest bearing loans were amended to be payable on demand. The loans were originally payable in January 2023 and did not bear interest. Accordingly, they were carried at the present value of the future cash flows utilizing an imputed interest rate.

BVH entered into an agreement for the construction of two new ultramax newbuildings in 2013. Shareholder loans totaling $4,447,500 at March 31, 2015 and December 31, 2014 were provided in order to make deposits on these contracts. The loans are payable on demand and do not bear interest.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. On January 1, 2012 the Company issued 5,675 shares of convertible redeemable preferred stock to the Founders, representing a partial repayment of the note (see Note 11), the balance of which was $4,325,000 at March 31, 2015 and December 31, 2014.

Note 7. Related Party Transactions (Continued)

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three month periods ended March 31, 2015 and 2014, the Company incurred technical management fees of approximately $771,000 and $587,000, respectively under this arrangement. These fees are included in vessel operating expenses in the consolidated statements of income.

Note 8. Earnings Per Common Share

	For the three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Numerator:
Net income attributable to Pangaea Logistics Solutions Ltd.	$7,599,929	$-
Net income attributable to Bulk Partners (Bermuda) Ltd.	-	6,593,285
Less: dividends declared on convertible redeemable preferred stock	-	(1,782,277)
Less: allocation of earnings to preferred shareholders	-	(2,535,149)

Total earnings allocated to common stock	$7,599,929	$2,275,859
Denominator:
Weighted-average number of shares of common stock outstanding	34,756,980	13,421,955 (1)

Basic and Diluted EPS - common stock	$0.22	$0.17

(1) Bulk Partners historical weighted average number of shares outstanding multiplied by the exchange ratio established in the Merger Agreement.

Note 9. Commitments and Contingencies

Legal Proceedings

The Company is involved in legal proceedings and may become involved in other legal matters arising in the ordinary course of its business. The Company evaluates these legal matters on a case-by-case basis to make a determination as to the impact, if any, on its business, liquidity, results of operations, financial condition or cash flows.

Other

In January 2013, the Company signed a shipbuilding contract for the construction of four Ice Class 1A panamax vessels at $32,600,000 each. The Company had a total of $6,520,000 and $29,786,000 on deposit at March 31, 2015 and December 31, 2014, respectively. The first vessel was delivered on September 25, 2014. The second vessel was delivered on February 6, 2015 and the third vessel was delivered on February 13, 2015. The balance of payment due on these three vessels was financed with commercial facilities. The fourth vessel is expected to be delivered in 2016. The second installment on the last vessel, which is equal to 10% of the purchase price, becomes due and payable upon keel-laying of the vessel. The third installment of 10% is due and payable upon launching of the vessel and the balance is due upon delivery of the vessels. The Company expects to finance the final payment with a commercial facility.

Note 9. Commitments and Contingencies (Continued)

In December 2013, the Company entered into shipbuilding contracts for the construction of two ultramax vessels for $28,950,000 each. At March 31, 2015 and December 31, 2104, the Company had $8,685,000 on deposit for these newbuildings. The third installments of 5% are due and payable upon keel laying of the vessels. The fourth installments of 10% are due and payable upon launching of the vessels and the balance is due upon delivery of the vessels. The Company expects to finance the final payments with commercial facilities.

The total purchase obligations under the shipbuilding contracts are approximately $28,975,000 for the twelve months ending March 31, 2016 and approximately $46,320,000 for the twelve months ending March 31, 2017.

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

Note 10. Subsequent Events

On April 13, 2015, the Company repaid its $3,000,000 borrowings under the line of credit, that was due to expire on August 19, 2015.

On May 1, 2015, the Company awarded certain employees restricted shares of its common stock pursuant to the 2014 Incentive Plan (the “2014 Plan”). These restricted shares vest at the rate of one-third on the third, fourth and fifth anniversaries of the Vesting Commencement Date, except in the event of death, disability or retirement of the employee, at which time all unvested shares will immediately vest. The Vesting Commencement Date is May 1, 2015.

On May 4, 2015, the Company entered into an agreement with a shareholder of Nordic Bulk Holdings ApS (“NBH”) to acquire 24.5% of the ownership of NBH, bringing the Company’s total ownership interest to 75.5%. NBH is an entity consolidated under Accounting Standards Codification (“ASC”) 810, Consolidation. The accompanying unaudited consolidated financial statements include the operations of NBH for the three months ended March 31, 2015 and 2014.

On May 8, 2015, our board of directors awarded each non-employee director 10,000 restricted shares of our common stock pursuant to the 2014 Plan. These restricted shares vest at the rate of fifty percent on the first anniversary of the date of grant, with the remaining fifty percent to vest on the second anniversary of the date of grant. The award will be forfeited if the non-employee director does not serve until the Company’s 2015 annual meeting of shareholders, except in the event of death of the non-employee director.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of the risk factors and other factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Important Financial and Operational Terms and Concepts

Pangaea uses a variety of financial and operational terms and concepts when analyzing its performance. These include revenue recognition, deferred revenue, allowance for doubtful accounts, vessels and depreciation, long-lived assets impairment considerations, and the fair value of convertible redeemable preferred stock transactions, as defined above as well as the following:

Voyage Expenses.  Pangaea incurs expenses for voyage charters, including bunkers (fuel), port charges, canal tolls, broker commissions and cargo handling operations, which are expensed as incurred.

Charter Expenses.  Pangaea relies on a combination of owned and chartered-in vessels to support its operations. Pangaea hires vessels under time charters, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores.

Vessel Operating Expenses.  Vessel operating expenses represent the cost to operate Pangaea’s owned vessels. Vessel operating expenses include crew hire and related costs, the cost of insurance, expenses relating to repairs and maintenance, the cost of spares and consumable stores, tonnage taxes, other miscellaneous expenses, and technical management fees. These expenses are recognized as incurred. Technical management services include day-to-day vessel operations, performing general vessel maintenance, ensuring regulatory and classification society compliance, arranging the hire of crew, and purchasing stores, supplies, and spare parts.

Fleet Data.  Pangaea believes that the measures for analyzing future trends in its results of operations consist of the following:

•	Shipping days. Pangaea defines shipping days as the aggregate number of days in a period during which its vessels are performing either a voyage charter (voyage days) or a time charter (time charter days).

•	Daily vessel operating expenses. Pangaea defines daily vessel operating expenses as vessel operating expenses divided by ownership days for the period. Vessel operating expenses include crew hire and related costs, the cost of insurance, expenses relating to repairs and maintenance, the costs of spares and consumable stores, tonnage taxes, other miscellaneous expenses, and technical management fees.

•	Chartered in days. Pangaea defines chartered in days as the aggregate number of days in a period during which it chartered in vessels.

•	Time Charter Equivalent “TCE” rates. Pangaea defines TCE rates as total revenues less voyage expenses divided by the number of shipping days, which is consistent with industry standards. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because charter hire rates for vessels on voyage charters are generally not expressed in per-day amounts while charter hire rates for vessels on time charters generally are expressed in per-day amounts.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the three months ended March 31, 2015 was $95.1 million, compared to $114.2 million for the same period in 2014. The total number of shipping days decreased 7% to 4,065 in the three months ended March 31, 2015, compared to 4,357 for the same period in 2014, which is due to Pangaea’s continued focus on optimizing the days to match existing cargo commitments. This is done by minimizing the length of time we hire a non-owned vessel to closely match the requirements under a voyage contract. This eliminates the need to time-charter the vessel for any excess days. The revenue decrease was predominantly due to a 19% decrease in the average TCE rate, which was $12,251 per day for the three months ended March 31, 2015, compared to $15,164 per day for same period in 2014.TCE rates reflect the overall weak shipping market.

Components of revenue are as follows:

Voyage revenues for the three months ended March 31, 2015 decreased by 1% to $90.6 million compared to $91.6 million for the same period in 2014. The decrease in voyage revenues was primarily driven by the weaker cargo rates in the overall shipping market. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, was at its historical low in the three months ended March 31, 2015, however, the Company’s exposure to the lower rates was limited due to the existing COAs with fixed rates. There was an increase in the number of voyage days, from 3,047 in the three months ended March 31, 2014, to 3,627 days for the same period in 2015, which partially offset the impact of weak market rates. This increase is the result of several voyages that were extended in various ports, to an increase in the number of vessels operating under one of the Company’s COAs, and to additional business with existing customers.

Charter revenues decreased to $4.5 million from $22.7 million, or 80%, for the three months ended March 31, 2015 compared to the same period in 2014. The decrease in charter revenues was primarily driven by the 67% decrease in time charter days and to the weak market rates. The number of time charter days decreased to 438 days for the three months ended March 31, 2015 compared to 1,310 days for the same period in 2014. The Company continued to focus on limiting its exposure to decreasing rates by chartering in vessels only to meet the demands of specific COAs and voyage contracts, which reduces the days available to produce time-charter revenue.

Voyage Expenses

Voyage expenses for the three months ended March 31, 2015 were $45.3 million, compared to $48.1 million for the same period in 2014, a decrease of approximately 6%. The decrease in voyage expenses was primarily due to a $11.4 million (35%) decrease in the cost of bunkers consumed in voyages during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Bunker cost as a percentage of voyage expenses was 46% in the first quarter of 2015, down from 67% in the first quarter of 2014. The decrease in bunker cost was offset by cargo relet expenses of approximately $6.5 million in the three months ended March 31, 2015. The bulk shipping market and certain voyage business presented arbitrage opportunities that were not available in the three months ended March 31, 2014. Voyage expenses as a percentage of voyage revenue were 50% for the three months ended March 31, 2015 and 53% for the three months ended March 31, 2014, reflecting these changes.

Charter Hire Expenses

Charter hire expenses for the three months ended March 31, 2015 were $24.7 million, compared to $44.0 million for the same period in 2014. The 44% decrease in charter expenses was predominantly due to the 13% decrease in the number of chartered in days from 3,238 days in the three months ended March 31, 2014 to 2,809 days for the three months ended March 31, 2015. This reflects the Company’s strategy to charter in only for committed contracts, limiting its exposure while market conditions remain depressed. The weak market pushed average charter hire rates down 35% for the three months ended March 31, 2015 as compared to the same period of 2014, which contributed to the decrease in charter hire expenses.

Vessel Operating Expenses

Vessel operating expenses for the three months ended March 31, 2015 were $7.8 million, compared to $6.9 million in the comparable period in 2014, an increase of approximately 13%. The increase in vessel operating expenses was primarily due to a 10% increase in ownership days from 1,173 for the three months ended March 31, 2014 to 1,285 for the three months ended March 31, 2015 during which time the Company took delivery of two new vessels. The vessel operating expense expressed on a per day basis increased to $6,059 for the three months ended March 31, 2015 from $5,899 for the same period in 2014, or 3%.

General and Administrative

Pangaea’s general and administrative expenses include legal and professional fees, rent, payroll and related expenses for its corporate offices. General and administrative expenses for the three months ended March 31, 2015 and 2014 were $4.3 million and $2.6 million, respectively, an increase of approximately 67%. The increase in general and administrative expenses was attributable to an increase in employee incentive compensation of approximately $0.7 million, a $0.1 million increase in salary and related expenses, an increase in professional fees of $0.1 million, the addition of director fees and public company filing and related expenses totaling $0.2 million and $0.1 million, respectively, and to increases in accounting and legal fees of approximately $0.2 million and $0.3 million, respectively.

Depreciation and Amortization

For the three months ended March 31, 2015 and 2014, total depreciation and amortization expense was $3.0 million and $2.6 million, respectively. The increase in depreciation and amortization expense was attributable to the acquisition of three newbuildings in 2014 and early 2015. This was slightly offset by a reduction due to the sale of older vessels with lower carrying amounts.

Income from Operations

For the three months ended March 31, 2015, income from operations remained relatively flat at $9.9 million as compared to $10.1 million for the same period in 2014. Charter revenue and total revenue for the three months ended March 31, 2015 were down significantly over the three months ended March 31, 2014, as were voyage and charter hire expenses. The Company took on minimal excess tonnage due to the weak market conditions and therefore had fewer days available to charter out.

Liquidity and Capital Resources

Liquidity and Cash Needs

The Company has historically financed its capital requirements with cash flow from operations, the issuance of convertible redeemable preferred stock, proceeds from related party debt, and proceeds from long-term debt; and, in 2014, through the Mergers. The Company has used its funds primarily to fund its operations, vessel acquisitions, and the repayment of debt and the associated interest expense. The Company may consider debt or equity financing alternatives from time to time. However, if market conditions are negative, the Company may be unable to raise additional debt or equity financing on acceptable terms or at all. As a result, the Company may be unable to pursue opportunities to expand its business.

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

BVH, a 50% owned subsidiary of the Company, has made all of its newbuilding deposits required to date by using funds from related party loans from its shareholders, the Company and ST Shipping (see the Related Party Transactions section below). The Company believes that ST Shipping will continue to meet the deposit schedule for the newbuildings by making additional related party loans, and will not call any existing related party loans. However, if BVH’s shareholders do not provide required funds, they would likely need to seek replacement financing, which may not be available on acceptable terms. In such case, the Company may not be able to pursue opportunities to expand its business or meet its other commitments.

At March 31, 2015 and December 31, 2014 the Company has working capital deficits of $53.9 million and $59.1 million, respectively. These working capital deficits are predominantly due to the related party loans of $51.9 million and $49.4 million, respectively at March 31, 2015 and December 31, 2014 and to loans payable to the Founders and their affiliated entities of approximately $9.8 million and $9.7 million, respectively at March 31, 2015 and December 31, 2014.

In order to address any going concern issues related to the issues noted above, certain of the Company’s common shareholders have provided written agreements whereby they have committed to providing financial support in the form of loans. At March 31, 2015, the Company also had an agreement in principle with the shareholders of NBHC to convert the related party debt to equity. Additional considerations made by management in assessing the Company’s ability to continue as a going concern are: its ability to generate net income of approximately $7.6 million in the first quarter of 2015 during a historically low market; its ability to generate positive cash flows from operations, which were approximately $11.2 million and $10.4 million for the three months ended March 31, 2015 and 2014, respectively, and $25.0 for the year ended December 31, 2014; its ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments; its significant contract employment (COAs); and the excess of the fair value of its vessels over the current and long-term debt secured by these vessels.

Capital Expenditures

The Company’s capital expenditures relate to the purchase of interests in vessels, and capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned fleet includes eight Panamax drybulk carriers (five of which are Ice-Class 1A), four Supramax drybulk carriers and two Handymax drybulk carriers (both of which are Ice-Class 1A).

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of drydocking, the costs are relatively predictable. Funding of these requirements is anticipated to be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company expects to drydock six vessels during 2015 and one vessel during 2016, at an aggregate anticipated cost of $3.4 million and $1.5 million, respectively, not including any unanticipated repairs.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at March 31, 2015 or December 31, 2014.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The international shipping industry is capital intensive, requiring significant amounts of investment provided in the form of long-term debt. Certain of the Company’s outstanding debt contain floating interest rates that fluctuate with changes in the financial markets and in particular changes in LIBOR. Increasing interest rates could increase the Company’s interest expense and adversely impact its future earnings. In the past, the Company has managed this risk by entering into interest rate swap agreements in which the Company exchanged fixed and variable interest rates based on agreed upon notional amounts. The Company has used such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, the counterparties to the Company’s derivative financial instruments have been major financial institutions, which helped it to manage its exposure to nonperformance of its counterparties under the Company’s debt agreements. As of March 31, 2015 and December 31, 2014, the Company was a party to one interest rate swap agreement, which had an approximate fair value of $0.1 million liability at both dates. The Company’s net effective exposure to floating interest rate fluctuations on its outstanding debt was $106.4 million and $63.1 million, respectively, at March 31, 2015 and December 31, 2014.

The Company’s interest expense is affected by changes in the general level of interest rates, particularly LIBOR. As an indication of the extent of the Company’s sensitivity to interest rate changes, an increase in LIBOR of 1% would have decreased the Company’s net income and cash flows during the three months ended March 31, 2015 and 2014 by approximately $1.1 million and $0.5 million, respectively, based on the debt levels for the beginning and ending balances of each period. The Company expects its sensitivity to interest rate changes to increase in the future if the Company enters into additional debt agreements in connection with its acquisition of additional vessels.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, actively hedges identified economic risk related to long-term cargo contracts with forward freight agreements, or FFAs. The usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The Company did not have any open positions at March 31, 2015 or December 31, 2014.

Fuel Swap Contracts

The Company monitors the market volatility associated with bunker prices and its impact on long-term contracts; and seeks to reduce the risk of such volatility through a bunker hedging program. During the three months ended March 31, 2015 and 2014, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at March 31, 2015 and December 31, 2014, were liabilities of approximately $0.6 million and $1.4 million, respectively.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the quarter ended March 31, 2015, due to the fact that there were material weaknesses in our internal control over financial reporting as discussed in more detail in our 2014 Annual Report on Form 10-K, under Part II Item 9A.

Remediation Plan

Management has been actively engaged in developing remediation plans to address the above material weaknesses. The remediation efforts in process or that will be implemented include the following:

•	Creating and filling a new accounting manager position;
•	Implementing a new reporting and SEC filing software solution; and
•	Assessing alternative enterprise resource planning (“ERP”) systems.

Management believes that the foregoing efforts will effectively remediate the material weaknesses. Management has developed a detailed plan and timetable for the implementation of the foregoing remediation efforts and will monitor the implementation. In addition, under the direction of the Chairman of the Audit Committee of our Board of Directors, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as our policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the changes noted above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, we are involved in various other disputes and litigation matters that arise in the ordinary course of our business, principally cargo claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources.

Item 1A – Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 31, 2015.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit no.	Description	Incorporated By Reference			Filed herewith
		Form	Date	Exhibit
10.21	Amended and Restated Loan Agreement dated September 17, 2014 - Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd.				X

10.22	Loan Agreement dated January 28, 2015 – Bulk Nordic Odin Ltd. and Bulk Nordic Olympic Ltd.				X

10.23	Form of Restricted Share Grant Notice and Agreement dated May 1, 2015				X

10.24	Form of Restricted Share Grant Notice and Agreement dated May 1, 2015 – Danish Employees				X

10.25	Form of Restricted Share Grant Notice and Agreement dated May 8, 2015				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

EX-101.INS	XBRL Instance Document				X

EX-101.SCH	XBRL Taxonomy Extension Schema				X

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase				X

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May 2015.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony Laura
Anthony Laura
Chief Financial Officer
(Principal Financial and Accounting Officer)

