Form 10-Q
period 2015-06-30
Pangaea Logistics Solutions Ltd.
filed 2015-08-13
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Common Stock, par value $0.01 per share, 35,484,993 shares outstanding as of August 13, 2015.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$34,154,575	$29,817,507
Restricted cash	1,000,000	1,000,000
Accounts receivable (net of allowance of $4,542,781 at
June 30, 2015 and $4,029,669 at December 31, 2014)	21,004,625	27,362,216
Bunker inventory	12,611,371	15,601,659
Advance hire, prepaid expenses and other current assets	5,382,050	6,568,234
Vessels held for sale, net	3,486,254	4,523,804
Total current assets	77,638,875	84,873,420

Fixed assets, net	265,713,887	207,667,613
Investments in newbuildings in-process	15,381,477	38,471,430
Other noncurrent assets	876,964	1,450,802
Total assets	$359,611,203	$332,463,265

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$24,918,504	$40,201,794
Related party debt	60,618,225	59,102,077
Deferred revenue	5,857,640	11,748,926
Current portion long-term debt	22,204,172	17,807,674
Line of credit	—	3,000,000
Dividend payable	12,724,825	12,824,825
Total current liabilities	126,323,366	144,685,296

Secured long-term debt, net	118,047,085	87,430,416

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized 35,484,993 and 34,756,980 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3,556	3,476
Additional paid-in capital	134,261,190	133,955,445
Accumulated deficit	(24,483,234)	(36,142,727)
Total Pangaea Logistics Solutions Ltd. equity	109,781,512	97,816,194
Non-controlling interests	5,459,240	2,531,359
Total stockholders' equity	115,240,752	100,347,553
Total liabilities and stockholders' equity	$359,611,203	$332,463,265

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Voyage revenue	$60,902,796	$79,921,090	$151,481,738	$171,480,619
Charter revenue	4,199,976	9,858,151	8,736,822	32,511,500
	65,102,772	89,779,241	160,218,560	203,992,119
Expenses:
Voyage expense	28,129,297	41,891,955	73,453,416	90,026,561
Charter hire expense	15,195,199	33,984,808	39,854,594	77,955,869
Vessel operating expenses	7,116,502	7,732,252	14,901,830	14,651,749
General and administrative	3,916,119	2,352,591	8,234,811	4,928,876
Depreciation and amortization	3,271,238	2,744,576	6,261,832	5,296,201
Loss (gain) on sale of vessels	477,888	(2,286,232)	566,756	(2,286,232)
Total expenses	58,106,243	86,419,950	143,273,239	190,573,024

Income from operations	6,996,529	3,359,291	16,945,321	13,419,095

Other income (expense):
Interest expense, net	(1,279,933)	(1,474,773)	(2,690,704)	(2,990,652)
Interest expense related party debt	(110,763)	(20,234)	(225,729)	(62,362)
Imputed interest on related party long-term debt	—	—	—	(322,947)
Unrealized gain (loss) on derivative instruments	363,096	(1,200,334)	1,186,551	(1,571,892)
Other income (expense)	60,935	74,227	144,084	(75,773)
Total other expense, net	(966,665)	(2,621,114)	(1,585,798)	(5,023,626)

Net income	6,029,864	738,177	15,359,523	8,395,469
(Income) loss attributable to noncontrolling interests	(569,227)	491,748	(2,298,957)	(572,259)
Net income attributable to Pangaea Logistics Solutions Ltd.	$5,460,637	$1,229,925	$13,060,566	$7,823,210

Earnings (loss) per common share:
Basic	$0.15	$(0.04)	$0.37	$0.15
Diluted	$0.15	$(0.04)	$0.37	$0.15

Weighted average shares used to compute earnings
per common share (Note 8)
Basic and diluted	35,240,373	13,421,955	35,000,012	13,421,955

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$15,359,523	$8,395,469
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	6,261,832	5,296,201
Amortization of deferred financing costs	404,968	469,767
Unrealized (gain) loss on derivative instruments	(1,186,551)	1,571,892
Gain from equity method investee	(61,357)	—
Provision for doubtful accounts	513,112	(4,457)
Loss (gain) on sales of vessels	566,756	(2,286,232)
Write off unamortized financing costs of repaid debt	25,557	241,522
Amortization of discount on related party long-term debt	—	322,947
Share-based compensation	305,825	—
Change in operating assets and liabilities:
Accounts receivable	5,844,479	18,077,202
Bunker inventory	2,990,288	(757,527)
Advance hire, prepaid expenses and other current assets	1,821,996	1,158,809
Accounts payable, accrued expenses and other current liabilities	(14,144,360)	(13,346,491)
Deferred revenue	(5,891,286)	(9,389,418)
Net cash provided by operating activities	12,810,782	9,749,684

Investing activities
Purchase of vessels	(44,770,740)	(15,051,116)
Proceeds from sales of vessels	4,523,804	12,400,609
Deposits on newbuildings in-process	(85,000)	(3,462,453)
Drydocking costs	—	(287,416)
Purchase of building and equipment	(52,936)	(228,754)
Purchase of non-controlling interest	(250,000)	—
Net cash used in investing activities	(40,634,872)	(6,629,130)

Financing activities
Proceeds of related party debt	2,506,667	2,375,000
Payments on related party debt	(1,216,250)	(162,928)
Proceeds from long-term debt	45,000,000	13,000,000
Payments of financing and issuance costs	(729,866)	(137,579)
Payments on long-term debt	(9,777,473)	(15,520,818)
Payments on line of credit	(3,000,000)	—
Common stock dividends paid	(100,000)	(100,000)
Distribution to non-controlling interest	(521,920)	—
Net cash provided by (used in) financing activities	32,161,158	(546,325)

Net increase in cash and cash equivalents	4,337,068	2,574,229
Cash and cash equivalents at beginning of period	29,817,507	18,927,927
Cash and cash equivalents at end of period	$34,154,575	$21,502,156

Disclosure of noncash items
Dividends declared, not paid	$—	$3,564,554
Modification of shareholder loan to on demand	$—	$16,433,108
Imputed interest on related party long-term debt	$—	$322,947
Cash paid for interest	$2,407,348	$2,434,973
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

The Company is a holding company, incorporated under the laws of Bermuda as an exempted company on April 29, 2014 in connection with the mergers described below. Bulk Partners (Bermuda) Ltd. (“Bulk Partners”) a wholly owned subsidiary of the Company following the Mergers, is a holding company that was incorporated under the laws of Bermuda as an exempted company on June 17, 2008 by three individuals who are collectively referred to as the Founders.

As of June 30, 2015, the Company owned a fleet of 14 drybulk vessels comprised of five Panamax Ice Class 1A, three Panamax, four Supramax and two Handymax Ice Class 1A vessels with an average age of approximately 11 years.

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

On September 26, 2014, Bulk Partners’ Board of Directors, acting by unanimous written consent, approved the Merger Agreement and the Mergers. On September 29, 2014, Quartet held a special meeting in lieu of its annual meeting of stockholders, at which time the Quartet stockholders considered and adopted, among other matters, the Merger Agreement and the Mergers.On October 1, 2014, the parties consummated the Mergers.

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

Note 3. Basis of Presentation

The accompanying consolidated balance sheets as of June 30, 2015, the consolidated statements of income for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the three and six months ended June 30, 2015 and 2014. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three and six month periods are unaudited. Certain information and disclosures included in the annual consolidated financial statements have been omitted for the interim periods disclosed pursuant to the rules and regulations of the SEC. The results of the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or other future year.

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

Note 3. Basis of Presentation

Advance hire, prepaid expenses and other current assets were comprised of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
Advance hire	$3,851,954	$4,345,959
Prepaid expenses	1,335,877	427,889
Other current assets	194,219	1,794,386
	$5,382,050	$6,568,234

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
Accounts payable	$16,348,655	$33,538,153
Accrued voyage expenses	6,762,532	4,651,503
Accrued interest	1,220,073	540,862
Other accrued liabilities	587,244	1,471,276
	$24,918,504	$40,201,794

Note 4. Fixed Assets

At June 30, 2015, the Company’s operating fleet consisted of 14 dry bulk vessels. The carrying amount of these vessels is as follows:

	June 30,	December 31,
Vessel	2015	2014
	(unaudited)
m/v BULK PANGAEA	$20,368,405	$21,176,498
m/v BULK CAJUN (1)	—	4,523,804
m/v BULK DISCOVERY (1)	3,486,254	3,741,375
m/v BULK PATRIOT	14,361,607	14,988,585
m/v BULK JULIANA	13,615,793	14,023,118
m/v NORDIC ODYSSEY	28,539,097	29,125,309
m/v NORDIC ORION	29,057,542	29,627,397
m/v BULK TRIDENT	16,063,979	16,430,154
m/v BULK BEOTHUK	12,940,876	13,228,238
m/v BULK NEWPORT	14,421,584	14,733,879
m/v NORDIC BARENTS	6,691,807	7,000,000
m/v NORDIC BOTHNIA	6,685,204	7,000,000
m/v NORDIC OSHIMA	33,132,711	33,615,314
m/v NORDIC OLYMPIC (2)	33,359,775	—
m/v NORDIC ODIN (2)	33,555,872	—
	266,280,506	209,213,671
Other fixed assets, net	2,919,635	2,977,746
Less: vessel held for sale (1)	$(3,486,254)	$(4,523,804)
Total fixed assets, net	$265,713,887	$207,667,613

(1)In February 2015, the Company sold the m/v Bulk Cajun for its scrap value of approximately $4,524,000. On July 6, 2015, the Company entered into an agreement to sell the m/v Bulk Discovery. Accordingly, the net carrying value is included in current assets as vessels held for sale.
(2)The m/v Nordic Olympic was delivered to the Company on February 6, 2015 and the m/v Nordic Odin was delivered to the Company on February 13, 2015.

Note 5. Debt

 Long-term debt consists of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
Bulk Pangaea Secured Note (1)	$2,428,125	$3,121,875
Bulk Discovery Secured Note (2)	3,068,000	3,780,000
Bulk Patriot Secured Note (1)	3,537,500	4,762,500
Bulk Cajun Secured Note (3)	—	853,125
Bulk Trident Secured Note (1)	7,012,501	7,650,000
Bulk Juliana Secured Note (1)	4,394,270	5,070,312
Bulk Nordic Odyssey, Bulk Nordic Orion and Bulk Nordic Oshima Loan Agreement (4)	48,375,000	51,125,000
Bulk Atlantic Secured Note (2)	7,505,000	7,890,000
Bulk Phoenix Secured Note (1)	8,483,331	8,916,665
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	11,369,550	12,021,730
Long Wharf Construction to Term Loan	988,606	998,148
Senior Secured Term Loan Facility of $45,000,000 (Bulk Nordic Odin Ltd. and Bulk Nordic Olympic Ltd.) (4)	44,250,000	—

Total	141,411,883	106,189,355
Less: current portion	(22,204,172)	(17,807,674)
Less: unamortized bank fees	(1,160,626)	(951,265)
Secured long-term debt	$118,047,085	$87,430,416

(1)
The Bulk Pangaea Secured Note, the Bulk Patriot Secured Note, the Bulk Juliana Secured Note, the Bulk Trident Secured Note and the Bulk Phoenix Secured Note are cross-collateralized by the vessels Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Trident and Bulk Newport and are guaranteed by the Company.

(2)
The Bulk Discovery Secured Note and the Bulk Atlantic Secured Note are cross-collateralized by the vessels m/v Bulk Discovery and m/v Bulk Beothuk and are guaranteed by the Company. The Bulk Discovery Secured Note was repaid on July 1, 2015.

(3)	The Bulk Cajun Secured Note was repaid on February 12, 2015 in conjunction with the sale of the m/v Bulk Cajun.

(4)
These facilities are to NBHC, of which each of the Company and its joint venture partners ST Shipping and Transport Ltd. (“STST”) and ASO 2020 Maritime S.A. ("ASO2020") own one-third. NBHC is consolidated in accordance with ASC 810-10 and as such, amounts pertaining to the non-controlling ownership held by these third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets.

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

Note 5. Debt

The Post-Delivery Facility contains financial covenants that require the Company to maintain a minimum consolidated net worth, and require the Company to maintain a minimum EBITDA to fixed charges ratio tested annually, as defined. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of June 30, 2015 and December 31, 2014, the Company was not in compliance with the consolidated debt service coverage ratio. Accordingly, the Company obtained a waiver from the Facility Agent.

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

Note 5. Debt

Bulk Discovery Secured Note

Initial amount of $9,120,000, entered into in February 2011, for the acquisition of the m/v Bulk Discovery. Loan requires repayment in 20 equal quarterly installments of $356,000 beginning in June 2011 with a balloon payment of $2,356,000 due in March 2016. Interest is fixed at a rate of 8.16%. This note was repaid on July 1, 2015.

Bulk Atlantic Secured Note

Initial amount of $8,520,000, entered into on February 18, 2013, for the acquisition of m/v Bulk Beothuk. Loan requires repayment in 8 equal quarterly installments of $90,000 beginning in May 2013, 12 equal quarterly installments of $295,000 and a balloon payment of $4,260,000 due in February 2018. Interest is fixed at 6.46%.

The other secured notes, as outlined above, also contain collateral maintenance ratio clauses. If the Company encountered a change in financial condition which, in the opinion of the lender, is likely to affect the Company’s ability to perform its obligations under the loan facility, the Company’s credit agreement could be cancelled at the lender’s sole discretion. The lender could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable, and proceed against any collateral securing such indebtedness. As of June 30, 2015 and December 31, 2014, the Company was not in compliance with the minimum EBIDTA to fixed charges ratio. Accordingly, the Company obtained a waiver from the Facility Agent.

Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. And Bulk Nordic Oshima Ltd. – Dated September 17, 2014 Amended and Restated Loan Agreement

Initial amount of $40,000,000, entered into on August 6, 2012, for the acquisition of the m/v Nordic Odyssey and the m/v Nordic Orion. The agreement requires repayment in 20 quarterly installments of $1,000,000 beginning in October 2012, with an additional $1,000,000 installment payable on the 5th, 9th and 17th installment dates and a balloon payment of $17,000,000 due with the final installment. The amended agreement was entered into on September 17, 2014, to finance the purchase of the m/v Nordic Oshima, which was delivered to the Company on September 25, 2014. The amended agreement advanced $22,500,000 and requires repayment of this advance in 28 equal quarterly installments of $375,000 and a balloon payment of $12,000,000 due with the final installment. Interest on the advance related to m/v Nordic Odyssey and m/v Nordic Orion is floating at LIBOR plus 3.00% (3.27% at June 30, 2015). Interest on the advance related to m/v Nordic Oshima is floating at LIBOR plus 2.25% (2.52% at June 30, 2015). The amended loan is secured by first preferred mortgages on the m/v Nordic Odyssey, the m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the three entities, and by guarantees of their shareholders. The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause which requires the aggregate fair market value of the vessel plus the net realizable value of any additional collateral provided to remain above defined ratios. As of June 30, 2015 and December 31, 2014, the Company was in compliance with this covenant.

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

The facility bears interest at LIBOR plus 2.5% (2.77% at June 30, 2015). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $2,750,000 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel and a minimum value clause of not less than 100% of the outstanding indebtedness. As of June 30, 2015, the Company was not in compliance with the minimum value clause. Accordingly, the Company deposited additional cash collateral of approximately $300,000 for each vessel on August 4, 2015. At December 31, 2014, the Company was in compliance with the minimum value clause.

Note 5. Debt

Senior Secured Term Loan Facility of USD 45,000,000 (Bulk Nordic Odin Ltd. and Bulk Nordic Olympic Ltd.)

In January 2015, the Company entered into a loan agreement to finance the purchase of the m/v Nordic Odin and the m/v Nordic Olympic, which were delivered to the Company in February 2015. The agreement advanced $45,000,000 and requires repayment of this advance in 28 equal quarterly installments of $375,000 per borrower and a balloon payment of $12,000,000 per borrower due with the final installment. Interest on the facility is floating at LIBOR plus 2.0% (2.27% at June 30, 2015). The loan is secured by first preferred mortgages on the m/v Nordic Odin and the m/v Nordic Olympic, the assignment of earnings, insurances and requisite compensation of the two entities, and by guarantees of their shareholders. The agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause which requires the aggregate fair market value of the vessel plus the net realizable value of any additional collateral provided to remain above defined ratios. As of June 30, 2015 the Company was in compliance with this covenant.

Long Wharf Construction to Term Loan

Initial amount of $1,048,000 entered into in January 2011. The loan is payable in monthly installments based on a 25 year amortization schedule with a final balloon payment of all unpaid principal and accrued interest due January 2021. Interest is floating at LIBOR plus 2.85%. The Company entered into an interest rate swap which matures January 2021 and fixes the interest rate at 6.63%. The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, as well as personal guarantees from the Founders and a corporate guarantee of the Company. The loan contains one financial covenant that requires the Company to maintain a minimum debt service coverage ratio, calculated on an annual basis. At December 31, 2014, the Company was not in compliance with this covenant and obtained a waiver of compliance from the lender.

The future minimum annual payments (excluding unamortized bank fees) under the debt agreements are as follows:

Years ending June 30,
(unaudited)
2015	$22,204,172
2016	18,428,050
2017	33,266,539
2018	12,838,205
2019	10,678,753
Thereafter	43,996,164
$141,411,883

Note 6. Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

From time to time, the Company enters into interest rate swap agreements to mitigate the risk of interest rate fluctuations on its variable rate debt. At June 30, 2015 and December 31, 2014, the Company was party to one interest rate swap, which was entered into in February 2011, as required by the 109 Long Wharf Construction Loan agreement. Under the terms of the swap agreement, the interest rate on this note is fixed at 6.63%.

The Company did not elect to designate the swap as a hedge at inception, pursuant to ASC 815, Derivatives and Hedging. Accordingly, changes in the fair value are recorded in current earnings in the accompanying consolidated statements of income.

The fair value of the interest rate swap agreements at June 30, 2015 and December 31, 2014 were liabilities of approximately $106,000 and $112,000, which are included in other current liabilities on the consolidated balance sheets based on the instrument’s maturity date. The aggregate change in the fair value of the interest rate swap agreements for the six months ended June 30, 2015 and 2014 were a gain of $6,000 and a loss of $17,000, respectively, which are reflected in the unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of income.

Note 6. Derivative Instruments and Fair Value Measurements

Forward freight agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of these FFAs was a liability of $31,500 at June 30, 2015. There were no open FFAs at December 31, 2014. The change in the aggregate fair value of the FFAs during the six months ended June 30, 2015 and 2014 resulted in losses of $31,500 and $1,934,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of income.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at June 30, 2015 and December 31, 2014 are liabilities of approximately $180,000 and $1,391,000, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the six months ended June 30, 2015 and 2014 are gains of approximately $1,211,000 and $378,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of income.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

	Balance at June 30, 2015	Level 1	Level 2	Level 3
	(unaudited)
Margin accounts	$100,675	$100,675	$—	$—
Interest rate swaps	$(105,539)	$—	$(105,539)	$—
Fuel swap contracts	$(179,902)	$—	$(179,902)	$—
Freight forward agreements	$(31,500)		$(31,500)

	Balance at December 31, 2014	Level 1	Level 2	Level 3
Margin accounts	$439,578	$439,578	$—	$—
Interest rate swaps	$(112,124)	$—	$(112,124)	$—
Fuel swap contracts	$(1,391,195)	$—	$(1,391,195)	$—

The estimated fair values of the Company’s interest rate swap instruments, forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.

Note 7. Related Party Transactions

	December 31, 2014	Activity		June 30, 2015
				(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
To Founders	$203,050	$—		$203,050
Affiliated companies (trade payables)	4,037,850	(3,098,241)		939,609
	$4,240,900	$(3,098,241)		$1,142,659

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	4,325,000	—	i	$4,325,000
Interest payable in-kind	334,605	9,480		344,085
Loan payable to Founders	5,000,000	(1,000,000)		4,000,000
Loan payable – BVH shareholder (STST)	4,442,500	—	ii	4,442,500
Loan payable to NBHC shareholder (STST)	22,500,000	1,253,334	ii	23,753,334
Loan payable to NBHC shareholder (ASO2020)	22,499,972	1,253,334	ii	23,753,306
Total current related party debt	$59,102,077	$1,516,148		$60,618,225

i.    Payable in cash
ii    Shareholder loans provided for purposes of funding the newbuilding projects

In November 2014, the Company entered in to a $5 million Promissory Note (the “Note”) with Bulk Invest, Ltd., a company controlled by Founders. The Note is payable on demand and no later than January 1, 2016. Interest on the Note is 5%. The Company repaid $1,000,000 of the Note on May 22, 2015.

During 2013, NBHC entered into contracts to purchase four 1A ice-class newbuildings. Shareholder loans totaling approximately $47,500,000 and $45,000,000 were made as of June 30, 2015 and December 31, 2014, respectively, to fund the deposits on these vessels. On April 1, 2014, the non-interest bearing loans were amended to be payable on demand.

BVH entered into an agreement for the construction of two new ultramax newbuildings in 2013. Shareholder loans totaling $4,447,500 at June 30, 2015 and December 31, 2014 were provided in order to make deposits on these contracts. The loans are payable on demand and do not bear interest.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. On January 1, 2012 the Company issued 5,675 shares of convertible redeemable preferred stock to the Founders, representing a partial repayment of the note the balance of which was $4,325,000 at June 30, 2015 and December 31, 2014.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three month periods ended June 30, 2015 and 2014, the Company incurred technical management fees of approximately $655,000 and $615,000, respectively under this arrangement. These fees are included in vessel operating expenses in the consolidated statements of income.

On June 22, 2015, N.B.V. Nordic Bulk Ventures (Cyprus) Limited ("NBV"), a wholly-owned subsidiary of Pangaea Logistics Solutions Ltd. (the “Company"), acquired 24.5% of Nordic Bulk Holdings ApS (“NBH”) for $250,000. Prior to the transaction, NBV owned 51% of NBH. This transaction follows the conversion of $4.0 million of intercompany debt held by NBV to additional share capital of Nordic Bulk Carriers AS ("NBC"). Prior to this transaction, NBC was a wholly-owned subsidiary of NBH. Following this transaction, NBV and NBH own 98% and 2% of NBC, respectively, and the Company's combined ownership of NBC is 99.5%. NBV is an entity that is consolidated pursuant to ASC 810-10 as a wholly-owned subsidiary. NBH and NBC are entities consolidated pursuant to ASC 810-10, but which are not wholly-owned.

Note 8. Earnings (Loss) Per Common Share

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Numerator:
Net income attributable to Pangaea Logistics Solutions Ltd.	$5,460,637	$1,229,925		$13,060,566	$7,823,210
Less: dividends declared on convertible redeemable preferred stock	—	(1,782,277)		—	(3,564,554)
Less: allocation of earnings to preferred shareholders	—	—		—	(2,244,089)

Total earnings (loss) allocated to common stock	$5,460,637	$(552,352)		$13,060,566	$2,014,567
Denominator:
Weighted-average number of shares of common stock outstanding	35,240,373	13,421,955	(1)	35,000,012	13,421,955	(1)

Basic and Diluted EPS - common stock	$0.15	$(0.04)		$0.37	$0.15

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

Other

In January 2013, the Company signed a shipbuilding contract for the construction of four Ice Class 1A panamax vessels at $32,600,000 each. The Company had a total of $6,520,000 and $29,786,000 on deposit at June 30, 2015 and December 31, 2014, respectively. The first vessel was delivered on September 25, 2014. The second vessel was delivered on February 6, 2015 and the third vessel was delivered on February 13, 2015. The balance of payment due on these three vessels was financed with commercial facilities. The fourth vessel is expected to be delivered in 2016. The second installment on the last vessel, which is equal to 10% of the purchase price, becomes due and payable upon keel-laying of the vessel. The third installment of 10% is due and payable upon launching of the vessel and the balance is due upon delivery of the vessels. The Company expects to finance the final payment with a commercial facility.

In December 2013, the Company entered into shipbuilding contracts for the construction of two ultramax vessels for $28,950,000 each. At June 30, 2015 and December 31, 2014, the Company had $8,685,000 on deposit for these newbuildings. The third installments of 5% are due and payable upon keel laying of the vessels. The fourth installments of 10% are due and payable upon launching of the vessels and the balance is due upon delivery of the vessels. The Company expects to finance the final payments with commercial facilities.

The total purchase obligations under the shipbuilding contracts are approximately $27,527,000 for the twelve months ending June 30, 2016 and approximately $47,767,000 for the twelve months ending June 30, 2017.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the three months ended June 30, 2015 was $65.1 million, compared to $89.8 million for the same period in 2014. The total number of shipping days decreased 13% to 3,477 in the three months ended June 30, 2015, compared to 4,000 for the same period in 2014, which is due to Pangaea’s continued focus on optimizing the number of days a vessel is chartered in to match existing cargo commitments or to provide excess available days, as the market permits. In a weak market, the Company hires vessels only as necessary to perform voyages under contract and therefore does not have excess ship days on which to earn revenue. The average TCE rate was $10,633 per day for the three months ended June 30, 2015, compared to $11,973 per day for same period in 2014, further reducing reported revenues, and which reflects the overall weak shipping market.

Components of revenue are as follows:

Voyage revenues for the three months ended June 30, 2015 decreased by 24% to $60.9 million compared to $79.9 million for the same period in 2014. The decrease in voyage revenues was primarily driven by the weaker cargo rates in the overall shipping market. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, was at its historical low in the first quarter of 2015 and did not improve significantly during the three months ended June 30, 2015; however, the Company’s exposure to lower rates in the market was tempered by voyages performed under existing COAs with fixed rates. The number of voyage days decreased 11%, from 3,222 in the three months ended June 30, 2014, to 2,875 days for the same period in 2015. This decrease reflects the Company's strategy to reduce chartered-in days to meet contract demand in a weak market, limiting the days available for spot voyages.

Charter revenues decreased to $4.2 million from $9.9 million, or 57%, for the three months ended June 30, 2015 compared to the same period in 2014. The decrease in charter revenues was primarily driven by a 23% decrease in time charter days and to the weak market rates. The number of time charter days decreased to 602 days for the three months ended June 30, 2015 compared to 777 days for the same period in 2014. The Company continued to focus on limiting its exposure to decreasing rates by chartering in vessels only to meet the demands of specific COAs and voyage contracts, which reduces the days available to produce time-charter revenue but also reduces the risk that this additional capacity may result in operating losses in a turbulent market.

Voyage Expenses

Voyage expenses for the three months ended June 30, 2015 were $28.1 million, compared to $41.9 million for the same period in 2014, a decrease of approximately 33%. The decrease in voyage expenses was primarily due to a $14.6 million (44%) decrease in the aggregate cost of bunkers consumed in voyages during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease in bunker consumption reflects the reduction in shipping days, but also the decline in bunker prices: bunker cost as a percentage of voyage expenses was 52% in the second quarter of 2015, down from 70% in the second quarter of 2014. Cargo relet expenses, incurred when the Company hires another owner or operator to perform its obligations under a spot contract, were approximately $4.1 million in the three months ended June 30, 2015. The current bulk shipping market and certain voyage business presented relet arbitrage opportunities that were not available in the three months ended June 30, 2014. Voyage expenses as a percentage of voyage revenue were 46% for the three months ended June 30, 2015 and 52% for the three months ended June 30, 2014, reflecting these changes.

Charter Hire Expenses

Charter hire expenses for the three months ended June 30, 2015 were $15.2 million, compared to $34.0 million for the same period in 2014. The 55% decrease in charter expenses was due in part to the 20% decrease in the number of chartered in days from 2,799 days in the three months ended June 30, 2014 to 2,240 days for the three months ended June 30, 2015. This reflects the Company’s strategy to charter in only for committed contracts, limiting its exposure while market conditions remain depressed. The weak market pushed average charter hire rates down 44% for the three months ended June 30, 2015 as compared to the same period of 2014, which also contributed to the decrease in charter hire expenses.

Vessel Operating Expenses

Vessel operating expenses for the three months ended June 30, 2015 were $7.1 million, compared to $7.7 million in the comparable period in 2014, a decrease of approximately 8%. The decrease in vessel operating expenses was primarily due to the sale of three of the Company's older vessels in 2014 and 2015. Older vessels require more maintenance than newbuilding vessels and therefore incur higher operating expenses. Ownership days increased slightly from 1,230 for the three months ended June 30, 2014 to 1,274 for the three months ended June 30, 2015. The Company took delivery of one new vessel in the third quarter of 2014 and two new vessels in the first quarter of 2015. The resulting increases in ships and in owned days was offset by the sale of two vessels in the second quarter of 2014 and one during the first quarter of 2015. The vessel operating expense expressed on a per day basis decreased to $5,586 for the three months ended June 30, 2015 from $6,286 for the same period in 2014, or 11%.

General and Administrative

Pangaea’s general and administrative expenses include legal and professional fees, rent, payroll and related expenses for its corporate offices. General and administrative expenses for the three months ended June 30, 2015 and 2014 were $3.9 million and $2.4 million, respectively, an increase of approximately 66%. The increase in general and administrative expenses was primarily attributable to an increase in employee incentive compensation of approximately $0.7 million. In addition, the following increases are due to the fact that the Company was a public entity in the three months ended June 30, 2015, but was not public in the three months ended June 30, 2014: $0.1 million of salary and related expenses for additional personnel, $0.1 million of professional fees, director fees of $0.2 million and $0.1 million and $0.3 million of accounting and legal fees, respectively.

Depreciation and Amortization

For the three months ended June 30, 2015 and 2014, total depreciation and amortization expense was $3.3 million and $2.7 million, respectively. The increase in depreciation and amortization expense was attributable to the acquisition of three newbuildings in 2014 and early 2015 for which depreciation expenses are higher than the vessels they replaced in the fleet. This was slightly offset by a reduction due to the sale of older vessels that were acquired second hand and therefore had lower annual depreciation expense..

Loss (gain) on sale of vessels

The Company entered into an agreement to sell the m/v Bulk Discovery in July 2015 which resulted in a loss on impairment. In 2014, the Company sold the m/v Bulk Providence and the m/v Bulk Liberty for a gain.

Income from Operations

Income from operations increased from $3.4 million for the three months ended June 30, 2014 to $7.0 million for the three months ended June 30, 2015. This increase is due to the fact that voyage expenses as a percentage of voyage revenue decreased from 52% to 46% and because charter hire expense as a percentage of total revenue decreased from 38% to 23%.

Despite the decline in total revenues and increased general and administrative expense, the Company’s profit margin increased substantially due to: lower costs for chartered in vessels from a weak dry bulk shipping market; optimization of vessel days to minimize positioning cost and risk of losses in a weak market; decreased bunker costs; performing under fixed price COA’s at average rates higher than the present market; and operating cost reductions.

Unrealized gain (loss) on derivative instruments

During the three months ended June 30, 2015, the Company had a gain on fuel swaps of $0.4 million. The Company incurred losses of $1.6 million on forward freight agreements ("FFAs") in the three months ended June 30, 2014, which was net of a gain on fuel swaps of $0.4 million.

Income (loss) attributable to noncontrolling interest

The increase in income attributable to noncontrolling interest is due to net income of NBV of $0.3 million in the three months ended June 30, 2015 as compared to a loss of $2.1 million in the same period of 2014. The amount attributable to noncontrolling interest increased $1.0 million as a result. In addition, NBHC had income of $0.7 million in the three months ended June 30, 2015 as compared to $0.8 million in the three months ended June 30, 2014. This resulted in an increase in income attributable to noncontrolling interest of $0.1 million.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

Total revenue for the six months ended June 30, 2015 was $160.2 million, compared to $204.0 million for the same period in 2014. The total number of shipping days decreased 10% to 7,541 in the six months ended June 30, 2015, compared to 8,357 for the same period in 2014, which is due to Pangaea’s continued focus on optimizing the number of days a vessel is chartered in to match existing cargo commitments or provide excess available days, as the market permits. In a weak market, the Company hires vessels only as necessary to perform voyages under contract and therefore does not have excess ship days on which to earn revenue. The revenue decrease was due to the aforementioned decrease in shipping days combined with a 16% decrease in the average TCE rate, which was $11,505 per day for the six months ended June 30, 2015, compared to $13,637 per day for same period in 2014. Average TCE rates reflect the overall weak shipping market.

Components of revenue are as follows:

Voyage revenues for the six months ended June 30, 2015 decreased by 12% to $151.5 million compared to $171.5 million for the same period in 2014. The decrease in voyage revenues was primarily driven by the weaker cargo rates in the overall shipping market. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, was at its historical low in the first quarter of 2015 and did not improve significantly in the second quarter, however, the Company’s exposure to the lower rates was limited due to the existing COAs with fixed rates. There was an increase in the number of voyage days, from 6,270 in the six months ended June 30, 2014, to 6,501 days for the same period in 2015, which partially offset the impact of weak market rates. The increase of 578 days in the first quarter was the result of several voyages that were extended in various ports, an increase in the number of vessels operating under one of the Company’s COAs, and additional business with existing customers. This was offset by a decrease of 347 days in the second quarter for a net increase of 231 days for the six months ended June 30, 2015 versus the six months ended June 30, 2014. The decrease in voyage days reflects the Company's strategy to minimize risk in the weak market by chartering vessels exclusively to meet cargo demand.

Charter revenues decreased to $8.7 million from $32.5 million, or 73%, for the six months ended June 30, 2015 compared to the same period in 2014. The decrease in charter revenues was primarily driven by the 50% decrease in time charter days and to the weak market rates. The number of time charter days decreased to 1,040 days for the six months ended June 30, 2015 compared to 2,087 days for the same period in 2014. The Company continued to focus on limiting its exposure to decreasing rates by chartering in vessels only to meet the demands of specific COAs and voyage contracts, which reduces the ship days available to produce time-charter revenue.

Voyage Expenses

Voyage expenses for the six months ended June 30, 2015 were $73.5 million, compared to $90.0 million for the same period in 2014, a decrease of approximately 18%. The decrease in voyage expenses was primarily due to a $25.6 million (42%) decrease in the aggregate cost of bunkers consumed in voyages during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Bunker cost as a percentage of voyage expenses was 48% in the six months ended June 30, 2015, down from 68% in the six months ended June 30, 2014. Cargo relet expenses were approximately $10.6 million in the six months ended June 30, 2015. The bulk shipping market and certain voyage business presented arbitrage opportunities that were not available in the six months ended June 30, 2014. Voyage expenses as a percentage of voyage revenue were 48% for the six months ended June 30, 2015 and 52% for the six months ended June 30, 2014, reflecting these changes.

Charter Hire Expenses

Charter hire expenses for the six months ended June 30, 2015 were $39.9 million, compared to $78.0 million for the same period in 2014. The 49% decrease in charter expenses was predominantly due to the weak market, which pushed average charter hire rates down 40% for the six months ended June 30, 2015 as compared to the same period of 2014. There was also a 15% decrease in the number of chartered in days from 6,037 days in the six months ended June 30, 2014 to 5,128 days for the six months ended June 30, 2015. This reflects the Company’s strategy to charter in only for committed contracts, limiting its exposure while market conditions remain depressed.

General and Administrative

Pangaea’s general and administrative expenses include legal and professional fees, rent, payroll and related expenses for its corporate offices. General and administrative expenses for the six months ended June 30, 2015 and 2014 were $8.2 million and $4.9 million, respectively, an increase of approximately 67%. The increase in general and administrative expenses was attributable to an increase in employee incentive compensation of approximately $1.5 million. In addition, the following increases are due to the fact that the Company was a public entity in the six months ended June 30, 2015, but was not public in the six months ended June 30, 2014: $0.6 million of director fees, $0.1 of public company filing and related expenses $0.3 million of accounting fees, $0.6 million of legal fees and $0.2 million of professional fees.

Depreciation and Amortization

For the six months ended June 30, 2015 and 2014, total depreciation and amortization expense was $6.3 million and $5.3 million, respectively. The increase in depreciation and amortization expense was attributable to the acquisition of three newbuildings in 2014 and early 2015. This was slightly offset by a reduction due to the sale of older vessels with lower carrying amounts.

Loss (gain) on sale of vessels

The Company sold the m/v Bulk Cajun in February 2015 and entered into an agreement to sell the m/v Bulk Discovery in July 2015. In 2014, the Company sold the m/v Bulk Providence and the m/v Bulk Liberty for a gain.

Income from Operations

For the six months ended June 30, 2015, income from operations increased $3.5 million to $16.9 million as compared to $13.4 million for the same period in 2014. The increase is due to the dramatic drop in the cost of bunker fuel, which accounted for 35% of voyage revenue in 2014 but only 22% of total revenue in 2015.

Despite the decline in total revenues and increased general and administrative expense, the Company’s profit margin increased substantially due to: lower costs for chartered-in vessels from a weak dry bulk shipping market; optimization of vessel days to minimize positioning cost and risk of losses in a weak market; decreased bunker costs; performing under fixed price COA’s at average rates higher than the present market; and operating cost reductions.

Unrealized gain (loss) on derivative instruments

During the six months ended June 30, 2015, the Company had a gain on fuel swaps of $1.2 million. The Company incurred losses of $1.9 million on FFAs in the six months ended June 30, 2014, which was net of a gain on fuel swaps of $0.4 million.

Income (loss) attributable to noncontrolling interest

The increase in income attributable to noncontrolling interest is due to net income of NBV of $1.9 million in the six months ended June 30, 2015 as compared to a loss of $0.3 million in the same period of 2014. The amount attributable to noncontrolling interest increased $0.9 million as a result. In addition, NBHC had income of $2.4 million in the six months ended June 30, 2015 as compared to $1.0 million in six months ended June 30, 2014. This resulted in an increase in income attributable to noncontrolling interest of $0.9 million. This was offset by losses incurred by the m/v/ Bulk Cajun.

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

At June 30, 2015 and December 31, 2014 the Company has working capital deficits of $48.7 million and $59.8 million, respectively. These working capital deficits are predominantly due to the related party loans of $51.9 million and $49.4 million, respectively at June 30, 2015 and December 31, 2014 and to loans payable to the Founders and their affiliated entities of approximately $8.7 million and $9.7 million, respectively at June 30, 2015 and December 31, 2014.

In order to address any going concern issues related to the issues noted above, certain of the Company’s common shareholders have provided written agreements whereby they have committed to providing financial support in the form of loans. At June 30, 2015, the Company also had an agreement in principle with the shareholders of NBHC to convert the related party debt to equity. Additional considerations made by management in assessing the Company’s ability to continue as a going concern are: its ability to generate net income of approximately $13.1 million in the first half of 2015 during a historically low market; its ability to generate positive cash flows from operations, which were approximately $12.8 million and $9.7 million for the six months ended June 30, 2015 and 2014, respectively, and $25.0 million for the year ended December 31, 2014; its ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments; its significant contract employment (COAs); and the excess of the fair value of its vessels over the current and long-term debt secured by these vessels.

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

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at June 30, 2015 or December 31, 2014.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The international shipping industry is capital intensive, requiring significant amounts of investment provided in the form of long-term debt. Certain of the Company’s outstanding debt contain floating interest rates that fluctuate with changes in the financial markets and in particular changes in LIBOR. Increasing interest rates could increase the Company’s interest expense and adversely impact its future earnings. In the past, the Company has managed this risk by entering into interest rate swap agreements in which the Company exchanged fixed and variable interest rates based on agreed upon notional amounts. The Company has used such derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, the counterparties to the Company’s derivative financial instruments have been major financial institutions, which helped it to manage its exposure to nonperformance of its counterparties under the Company’s debt agreements. As of June 30, 2015 and December 31, 2014, the Company was a party to one interest rate swap agreement, which had an approximate fair value of $0.1 million liability at both dates. The Company’s net effective exposure to floating interest rate fluctuations on its outstanding debt was $105.0 million and $63.1 million, respectively, at June 30, 2015 and December 31, 2014.

The Company’s interest expense is affected by changes in the general level of interest rates, particularly LIBOR. As an indication of the extent of the Company’s sensitivity to interest rate changes, an increase in LIBOR of 1% would have decreased the Company’s net income and cash flows during the six months ended June 30, 2015 and 2014 by approximately $0.5 million and $0.3 million, respectively, based on the debt levels for the beginning and ending balances of each period. The Company expects its sensitivity to interest rate changes to increase in the future if the Company enters into additional debt agreements in connection with its acquisition of additional vessels.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of these FFAs was a liability of $31,500 at June 30, 2015. There were no open FFAs at December 31, 2014.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at June 30, 2015 and December 31, 2014 are liabilities of approximately $180,000 and $1,391,000, which are included in other current liabilities on the consolidated balance sheets.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the six months ended June 30, 2015, due to the fact that there were material weaknesses in our internal control over financial reporting as discussed in more detail in our 2014 Annual Report on Form 10-K, under Part II Item 9A.

Remediation Plan

Management has been actively engaged in developing remediation plans to address the above material weaknesses. The remediation efforts in process or that will be implemented include the following:

•Created and filled a new accounting manager position;
•Implemented a new reporting and SEC filing software solution; and
•Assessing alternative enterprise resource planning (“ERP”) systems.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit no.	Description	Incorporated By Reference			Filed herewith
		Form	Date	Exhibit

10.21	Pangaea Logistics Solutions Ltd. 2014 Long-term Incentive Plan (as amended and restated by the Board of Directors on August 7, 2015)				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Pangaea Logistics Solutions Ltd. 2014 Equity Incentive Plan (as amended and restated by the Board of Directors on August 7, 2015)				X

EX-101.INS	XBRL Instance Document				X

EX-101.SCH	XBRL Taxonomy Extension Schema				X

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase				X

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on Friday, August 14, 2015.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony Laura
Anthony Laura
Chief Financial Officer
(Principal Financial and Accounting Officer)