Form 10-Q
period 2015-09-30
Pangaea Logistics Solutions Ltd.
filed 2015-11-12
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36139

PANGAEA LOGISTICS SOLUTIONS LTD.

(Exact name of Registrant as specified in its charter)

Bermuda	98-1205464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

109 Long Wharf
Newport, RI 02840

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
Common Stock, par value $0.01 per share, 35,937,169 shares outstanding as of November 12, 2015.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$34,201,299	$29,817,507
Restricted cash	1,000,000	1,000,000
Accounts receivable (net of allowance of $4,483,089 at
September 30, 2015 and $4,029,669 at December 31, 2014)	24,471,012	27,362,216
Bunker inventory	10,014,506	15,601,659
Advance hire, prepaid expenses and other current assets	3,525,542	6,568,234
Vessels held for sale, net	—	4,523,804
Total current assets	73,212,359	84,873,420

Fixed assets, net	263,117,007	207,667,613
Investments in newbuildings in-process	18,766,477	38,471,430
Other noncurrent assets	836,112	1,450,802
Total assets	$355,931,955	$332,463,265

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$23,436,236	$40,201,794
Related party debt	62,902,322	59,102,077
Deferred revenue	5,469,664	11,748,926
Current portion long-term debt	18,136,172	17,807,674
Line of credit	—	3,000,000
Dividend payable	12,724,825	12,824,825
Total current liabilities	122,669,219	144,685,296

Secured long-term debt, net	115,220,158	87,430,416

Commitments and contingencies	—	—

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized 35,537,169 and 34,756,980 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3,574	3,476
Additional paid-in capital	134,327,959	133,955,445
Accumulated deficit	(21,526,300)	(36,142,727)
Total Pangaea Logistics Solutions Ltd. equity	112,805,233	97,816,194
Non-controlling interests	5,237,345	2,531,359
Total stockholders' equity	118,042,578	100,347,553
Total liabilities and stockholders' equity	$355,931,955	$332,463,265

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Voyage revenue	$64,599,552	$80,604,263	$216,081,290	$252,084,882
Charter revenue	6,588,613	10,600,956	15,325,435	43,112,456
	71,188,165	91,205,219	231,406,725	295,197,338
Expenses:
Voyage expense	30,392,418	46,598,184	103,845,834	136,624,745
Charter hire expense	20,601,908	34,315,719	60,456,502	112,271,588
Vessel operating expense	8,462,370	7,935,565	23,364,200	22,587,314
General and administrative	3,595,398	2,790,350	11,830,209	7,719,226
Depreciation and amortization	3,195,437	3,118,973	9,457,269	8,415,174
Loss (gain) on sale of vessels	71,882	(1,661,368)	638,638	(3,947,600)
Total expense	66,319,413	93,097,423	209,592,652	283,670,447

Income (loss) from operations	4,868,752	(1,892,204)	21,814,073	11,526,891

Other income (expense):
Interest expense, net	(1,493,536)	(1,348,252)	(4,184,240)	(4,338,904)
Interest expense related party debt	(110,764)	(108,422)	(336,493)	(170,784)
Imputed interest on related party long-term debt	—	—	—	(322,947)
Unrealized (loss) gain on derivative instruments	(513,678)	(551,354)	672,873	(2,123,246)
Other income	30,000	83,803	174,084	8,030
Total other expense, net	(2,087,978)	(1,924,225)	(3,673,776)	(6,947,851)

Net income (loss)	2,780,774	(3,816,429)	18,140,297	4,579,040
Loss (income) attributable to noncontrolling interests	221,895	906,822	(2,077,062)	334,563
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$3,002,669	$(2,909,607)	$16,063,235	$4,913,603

Earnings (loss) per common share:
Basic	$0.08	$(0.42)	$0.46	$(0.10)
Diluted	$0.08	$(0.42)	$0.46	$(0.10)

Weighted average shares used to compute earnings
per common share (Note 8)
Basic and diluted	35,490,097	13,421,955	35,165,169	13,421,955

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$18,140,297	$4,579,040
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	9,457,269	8,415,174
Amortization of deferred financing costs	591,444	627,961
Unrealized (gain) loss on derivative instruments	(672,873)	2,123,246
Gain from equity method investee	(61,357)	—
Provision for doubtful accounts	453,421	(385,010)
Loss (gain) on sales of vessels	638,638	(3,947,600)
Write off unamortized financing costs of repaid debt	25,557	241,522
Amortization of discount on related party long-term debt	—	322,947
Share-based compensation	372,595	—
Change in operating assets and liabilities:
Accounts receivable	2,437,783	14,456,533
Bunker inventory	5,587,153	22,183
Advance hire, prepaid expenses and other current assets	3,006,412	1,770,164
Other non-current assets	—	(236,223)
Accounts payable, accrued expenses and other current liabilities	(15,671,505)	(5,228,037)
Deferred revenue	(6,279,262)	(10,292,538)
Net cash provided by operating activities	18,025,572	12,469,362

Investing activities
Purchase of vessels	(44,795,804)	(38,288,452)
Proceeds from sales of vessels	8,265,179	23,279,387
Deposits on newbuildings in-process	(3,470,000)	(6,960,499)
Drydocking costs	(643,000)	(3,639,677)
Purchase of building and equipment	(59,380)	(558,376)
Purchase of non-controlling interest	(250,000)	—
Net cash used in investing activities	(40,953,005)	(26,167,617)

Financing activities
Proceeds of related party debt	4,680,001	4,750,000
Payments on related party debt	(1,216,250)	(54,507)
Proceeds from long-term debt	46,000,000	35,500,000
Payments of financing and issuance costs	(928,201)	(366,800)
Payments on long-term debt	(17,602,405)	(24,800,657)
Payments on line of credit	(3,000,000)	—
Common stock dividends paid	(100,000)	(100,000)
Distribution to non-controlling interest	(521,920)	—
Net cash provided by financing activities	27,311,225	14,928,036

Net increase in cash and cash equivalents	4,383,792	1,229,781
Cash and cash equivalents at beginning of period	29,817,507	18,927,927
Cash and cash equivalents at end of period	$34,201,299	$20,157,708

Disclosure of noncash items
Dividends declared, not paid	$—	$6,303,622
Modification of shareholder loan to on demand	$—	$16,433,108
Imputed interest on related party long-term debt	$—	$322,947
Cash paid for interest	$3,882,603	$3,660,117
The accompanying notes are an integral part of these consolidated financial statements

Note 1. General Information

The accompanying consolidated financial statements include the accounts of Pangaea Logistics Solutions Ltd. and its consolidated subsidiaries (collectively, the “Company”, “we” or “our”). The Company is engaged in the ocean transportation of dry bulk cargoes worldwide through the ownership, chartering and operation of dry-bulk vessels. The Company's fleet is comprised of Panamax, Supramax and Handymax dry bulk carriers and the Company operates in one business segment.

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

As of September 30, 2015, the Company owned a fleet of 13 drybulk vessels comprised of five Panamax Ice Class 1A, two Panamax, four Supramax and two Handymax Ice Class 1A vessels with an average age of approximately 11 years.

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

Note 3. Basis of Presentation

The accompanying consolidated balance sheets as of September 30, 2015, the consolidated statements of income (loss) for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three and nine month periods are unaudited. Certain information and disclosures included in the annual consolidated financial statements have been omitted for the interim periods disclosed pursuant to the rules and regulations of the SEC. The results of the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or other future year.

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

Advance hire, prepaid expenses and other current assets were comprised of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Advance hire	$2,728,281	$4,345,959
Prepaid expenses	543,317	427,889
Other current assets	253,944	1,794,386
	$3,525,542	$6,568,234

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Accounts payable	$17,748,111	$33,538,153
Accrued voyage expenses	4,189,409	4,651,503
Accrued interest	253,295	540,862
Other accrued liabilities	1,245,421	1,471,276
	$23,436,236	$40,201,794

Note 4. Fixed Assets

At September 30, 2015, the Company’s operating fleet consisted of 13 dry bulk vessels. The carrying amount of these vessels is as follows:

	September 30,	December 31,
Vessel	2015	2014
	(unaudited)
m/v BULK PANGAEA	$19,962,032	$21,176,498
m/v BULK CAJUN (1)	—	4,523,804
m/v BULK DISCOVERY (1)	—	3,741,375
m/v BULK PATRIOT	14,047,295	14,988,585
m/v BULK JULIANA	13,412,130	14,023,118
m/v NORDIC ODYSSEY (2)	28,862,332	29,125,309
m/v NORDIC ORION (2)	28,772,615	29,627,397
m/v BULK TRIDENT	15,880,334	16,430,154
m/v BULK BEOTHUK	12,797,176	13,228,238
m/v BULK NEWPORT	14,265,442	14,733,879
m/v NORDIC BARENTS	6,537,711	7,000,000
m/v NORDIC BOTHNIA	6,527,806	7,000,000
m/v NORDIC OSHIMA (2)	32,837,073	33,615,314
m/v NORDIC OLYMPIC (2)(3)	33,077,080	—
m/v NORDIC ODIN (2)(3)	33,270,018	—
	260,249,044	209,213,671
Other fixed assets, net	2,867,963	2,977,746
Less: vessel held for sale (1)	$—	$(4,523,804)
Total fixed assets, net	$263,117,007	$207,667,613

(1)In February 2015, the Company sold the m/v Bulk Cajun for its scrap value of approximately $4,524,000. On August 17, 2015, the Company sold the m/v Bulk Discovery for approximately $3,486,000. A loss on impairment of approximately $255,000 was incurred in the three month period ended June 30, 2015 and a loss on vessel sale of approximately $72,000 was incurred in the three months ended September 30, 2015.
(2)These vessels are owned by NBHC, NBHC, of which the Company and its joint venture partners, ST Shipping and Transport Ltd. (“STST”) and ASO 2020 Maritime S.A. ("ASO2020"), each own one-third.
(3)The m/v Nordic Olympic was delivered to the Company on February 6, 2015 and the m/v Nordic Odin was delivered to the Company on February 13, 2015.

Note 5. Debt

 Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Bulk Pangaea Secured Note (1)	$2,081,250	$3,121,875
Bulk Discovery Secured Note (3)	—	3,780,000
Bulk Patriot Secured Note (1)	2,925,000	4,762,500
Bulk Cajun Secured Note (3)	—	853,125
Bulk Trident Secured Note (1)	6,693,750	7,650,000
Bulk Juliana Secured Note (1)	4,056,249	5,070,312
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd., Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (4)	91,500,000	51,125,000
Bulk Atlantic Secured Note (2)	7,210,000	7,890,000
Bulk Phoenix Secured Note (1)	8,066,664	8,916,665
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	11,043,460	12,021,730
Long Wharf Construction to Term Loan	983,516	998,148
Total	134,559,889	106,189,355
Less: current portion	(18,136,172)	(17,807,674)
Less: unamortized bank fees	(1,203,559)	(951,265)
Secured long-term debt	$115,220,158	$87,430,416

(1)
The Bulk Pangaea Secured Note, the Bulk Patriot Secured Note, the Bulk Juliana Secured Note, the Bulk Trident Secured Note and the Bulk Phoenix Secured Note are cross-collateralized by the m/v Bulk Pangaea, m/v Bulk Patriot, m/v Bulk Juliana, m/v Bulk Trident and m/v Bulk Newport and are guaranteed by the Company.

(2)	The Bulk Atlantic Secured Note is collateralized by the m/v Bulk Beothuk and is guaranteed by the Company.

(3)
The Bulk Cajun Secured Note was repaid on February 12, 2015 in conjunction with the sale of the m/v Bulk Cajun. The Bulk Discovery Secured Note was repaid on July 1, 2015 and the m/v Bulk Discovery was sold on August 17, 2015.

(4)
The borrower under this facility is NBHC, of which the Company and its joint venture partners, STST and ASO2020, each own one-third. NBHC is consolidated in accordance with ASC 810-10 and as such, amounts pertaining to the non-controlling ownership held by these third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets.

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

The Post-Delivery Facility contains financial covenants that require the Company to maintain a minimum consolidated net worth, and require the Company to maintain a minimum EBITDA to fixed charges ratio tested annually, as defined. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of September 30, 2015 and December 31, 2014, the Company was not in compliance with the consolidated debt service coverage ratio. Accordingly, the Company obtained a waiver from the facility agent.

The Post-Delivery Facility is divided into five tranches, as follows:

Bulk Pangaea Secured Note

Initial amount of $12,250,000, entered into in December 2009, for the acquisition of m/v Bulk Pangaea. The interest rate was fixed at 3.96% in April 2013, in conjunction with the post-delivery amendment discussed above. The amendment also modified the repayment schedule to 15 equal quarterly payments of $346,875 ending in January 2017.

Bulk Patriot Secured Note

Initial amount of $12,000,000, entered into in September 2011, for the acquisition of the m/v Bulk Patriot. This tranche requires repayment in 20 equal quarterly installments of $612,500 beginning in January 2012. The interest rate was fixed at 4.01% in April 2013 in conjunction with the post-delivery amendment discussed above.

Bulk Trident Secured Note

Initial amount of $10,200,000, entered into in April 2012, for the acquisition of the m/v Bulk Trident. This tranche requires repayment in 24 equal quarterly installments of $318,750 beginning in December 2012 with a balloon payment of $2,550,000 together with the last quarterly installment. Interest was fixed at 4.29% in April 2013 in conjunction with the post-delivery amendment discussed above.

Bulk Juliana Secured Note

Initial amount of $8,112,500, entered into in April 2012, for the acquisition of the m/v Bulk Juliana. This tranche requires repayment in 24 equal quarterly installments of $338,021 beginning in October 2012. Interest was fixed at 4.38% in April 2013 in conjunction with the post-delivery amendment discussed above.

Bulk Phoenix Secured Note

Initial amount of $10,000,000, entered into in May 2013, for the acquisition of m/v Bulk Newport. This tranche requires repayment in 7 equal quarterly installments of $216,667 and 16 equal quarterly installments of $416,667 with a balloon payment of $1,816,659 due in July 2019. Interest is fixed at 5.09%.

Other secured debt:

Bulk Cajun Secured Note

Initial amount of $4,550,000, entered into in October 2011, for the acquisition of the m/v Bulk Cajun. The loan requires repayment in 16 equal quarterly installments of $284,375 beginning in January 2012 with a balloon payment of $2,000,000 together with the last quarterly installment. Interest is fixed at 6.51%. This note was repaid on February 12, 2015 in conjunction with the sale of the m/v Bulk Cajun on February 26, 2015.

Bulk Discovery Secured Note

Initial amount of $9,120,000, entered into in February 2011, for the acquisition of the m/v Bulk Discovery. The loan requires repayment in 20 equal quarterly installments of $356,000 beginning in June 2011 with a balloon payment of $2,356,000 due in March 2016. Interest is fixed at a rate of 8.16%. This note was repaid on July 1, 2015.

Bulk Atlantic Secured Note

Initial amount of $8,520,000, entered into on February 18, 2013, for the acquisition of m/v Bulk Beothuk. The loan requires repayment in 8 equal quarterly installments of $90,000 beginning in May 2013, 12 equal quarterly installments of $295,000 and a balloon payment of $4,260,000 due in February 2018. Interest is fixed at 6.46%. The Bulk Atlantic Secured Note also contains a collateral maintenance ratio clause and a minimum EBITDA to fixed charges ratio. As of September 30, 2015 and December 31, 2014, the Company was not in compliance with these ratios. Accordingly, the Company obtained a waiver from the Facility Agent for the EBITDA to fixed charges ratio and will be required to provide additional cash collateral of approximately $385,000. The Company anticipates making this deposit in November 2015.

Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. And Bulk Nordic Oshima Ltd. – Dated September 28, 2015 - Amended and Restated Loan Agreement

Amount of $45,000,000, entered into on January 28, 2015, for the acquisition of the m/v Nordic Odin and the m/v Nordic Olympic; $22,500,000, entered into on September 17, 2014, for the acquisition of the m/v Nordic Oshima; and $40,000,000, entered into on August 6, 2012, for the acquisition of the m/v Nordic Odyssey and the m/v Nordic Orion. The amended and restated agreement made available an additional $500,000 each for Bulk Nordic Odyssey Ltd. ("Odyssey") and Bulk Nordic Orion Ltd. ("Orion"), which was drawn on September 18, 2015. The agreement requires repayment by Bulk Nordic Odin Ltd. ("Odin") and Bulk Nordic Olympic Ltd. ("Olympic") in 28 equal quarterly installments of $375,000 each and balloon payments of $12,000,000 each, together with the last payment. The agreement requires repayment by Odyssey and Orion in 20 quarterly installments of $375,000 each and balloon payments of $6,000,000 each due with the final installments. The agreement also requires repayment by Bulk Nordic Oshima Ltd. ("Oshima") in 28 equal quarterly installments of $375,000 and a balloon payment of $12,000,000 due with the final installment. Interest on the advances to Odyssey and Orion is floating at LIBOR plus 2.4% (2.73% at September 30, 2015). Interest on the advance related to Odin and Olympic is floating at LIBOR plus 2.0% (2.33% at September 30, 2015). Interest on the advance related to Oshima is floating at LIBOR plus 2.25% (2.58% at September 30, 2015). The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, the m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders. The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause which requires the aggregate fair market value of the vessel plus the net realizable value of any additional collateral provided to remain above defined ratios. As of September 30, 2015 and December 31, 2014, the Company was in compliance with this covenant.

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

The facility bears interest at LIBOR plus 2.5% (2.77% at September 30, 2015). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $2,750,000 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel and a minimum value clause of not less than 100% of the outstanding indebtedness. As of September 30, 2015, the Company was not in compliance with the minimum value clause. Accordingly, the Company deposited additional cash collateral of approximately $300,000 for each vessel on August 4, 2015. At December 31, 2014, the Company was in compliance with the minimum value clause.

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

The future minimum annual payments (excluding unamortized bank fees) under the debt agreements are as follows:

Years ending September 30,
(unaudited)
2016	$18,136,172
2017	15,469,376
2018	17,971,926
2019	14,765,182
2020	25,353,064
Thereafter	42,863,955
$134,559,675

Note 6. Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

From time to time, the Company enters into interest rate swap agreements to mitigate the risk of interest rate fluctuations on its variable rate debt. At September 30, 2015 and December 31, 2014, the Company was party to one interest rate swap, which was entered into in February 2011, as required by the 109 Long Wharf Construction Loan agreement. Under the terms of the swap agreement, the interest rate on this note is fixed at 6.63%.

The Company did not elect to designate the swap as a hedge at inception, pursuant to ASC 815, Derivatives and Hedging. Accordingly, changes in the fair value are recorded in current earnings in the accompanying consolidated statements of income.

The fair value of the interest rate swap agreements at September 30, 2015 and December 31, 2014 were liabilities of approximately $121,000 and $112,000, respectively, which are included in other current liabilities on the consolidated balance sheets based on the instrument’s maturity date. The aggregate change in the fair value of the interest rate swap agreements for the nine months ended September 30, 2015 and 2014 were losses of $9,000 and $17,000, respectively, which are reflected in the unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of income.

Forward freight agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. There were no open FFAs at September 30, 2015 or December 31, 2014. The change in the aggregate fair value of the FFAs during the nine months ended September 30, 2014 resulted in losses of $1,934,000, which is included in unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of income.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at September 30, 2015 and December 31, 2014 are liabilities of approximately $718,000 and $1,391,000, respectively, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the nine months ended September 30, 2015 and 2014 are gains of approximately $673,000 and $378,000, respectively, which are included in unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of income.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

	Balance at September 30, 2015	Level 1	Level 2	Level 3
	(unaudited)
Margin accounts	$148,120	$148,120	$—	$—
Interest rate swaps	$(121,301)	$—	$(121,301)	$—
Fuel swap contracts	$(718,321)	$—	$(718,321)	$—

	Balance at December 31, 2014	Level 1	Level 2	Level 3
Margin accounts	$439,578	$439,578	$—	$—
Interest rate swaps	$(112,124)	$—	$(112,124)	$—
Fuel swap contracts	$(1,391,195)	$—	$(1,391,195)	$—

The estimated fair values of the Company’s interest rate swap instruments, forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.

Note 7. Related Party Transactions

	December 31, 2014	Activity		September 30, 2015
				(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
To Founders	$203,050	$—		$203,050
Affiliated companies (trade payables)	4,037,850	—		4,037,850
	$4,240,900	$—		$4,240,900

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	4,325,000	—	i	$4,325,000
Interest payable in-kind	334,605	120,245	i	454,850
Loan payable to Founders	5,000,000	(1,000,000)	i	4,000,000
Loan payable – BVH shareholder (STST)	4,442,500	—	ii	4,442,500
Loan payable to NBHC shareholder (STST)	22,500,000	2,340,000	ii	24,840,000
Loan payable to NBHC shareholder (ASO2020)	22,499,972	2,340,000	ii	24,839,972
Total current related party debt	$59,102,077	$3,800,245		$62,902,322

i.    Payable in cash
ii    Shareholder loans provided for purposes of funding the newbuilding projects

In November 2014, the Company entered in to a $5 million Promissory Note (the “Note”) with Bulk Invest, Ltd., a company controlled by the Founders. The Note is payable on demand and no later than January 1, 2016. Interest on the Note is 5%. The Company repaid $1,000,000 of the Note on May 22, 2015.

During 2013, NBHC entered into contracts to purchase four 1A ice-class newbuildings. Shareholder loans totaling approximately $49,700,000 and $45,000,000 were made as of September 30, 2015 and December 31, 2014, respectively, to fund the deposits on these vessels.

BVH entered into an agreement for the construction of two new ultramax newbuildings in 2013. Shareholder loans totaling $4,442,500 at September 30, 2015 and December 31, 2014 were provided in order to make deposits on these contracts. The loans are payable on demand and do not bear interest.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. On January 1, 2012 the Company issued 5,675 shares of convertible redeemable preferred stock to the Founders, representing a partial repayment of the note, the balance of which was $4,325,000 at September 30, 2015 and December 31, 2014.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three month periods ended September 30, 2015 and 2014, the Company incurred technical management fees of approximately $484,200 and $557,000, respectively under this arrangement. These fees are included in vessel operating expenses in the consolidated statements of income.

On June 22, 2015, N.B.V. Nordic Bulk Ventures (Cyprus) Limited ("NBV"), a wholly-owned subsidiary of Pangaea Logistics Solutions Ltd. (the “Company"), acquired 24.5% of Nordic Bulk Holdings ApS (“NBH”) for $250,000. Prior to the transaction, NBV owned 51% of NBH. This transaction follows the conversion of $4.0 million of intercompany debt held by NBV to additional share capital of Nordic Bulk Carriers AS ("NBC"). On October 13, 2015, NBV acquired the remaining 24.5% of NBH in exchange for 400,000 shares of the Company. Prior to these transactions, NBC was a wholly-owned subsidiary of NBH. Following these transactions, the Company owns 100% of NBH and NBC. NBV, NBH and NBC are entities consolidated pursuant to ASC 810-10.

Note 8. Earnings (Loss) Per Common Share

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Numerator:
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$3,002,669	$(2,909,607)		$16,063,235	$4,913,603
Less: dividends declared on convertible redeemable preferred stock	—	(2,739,068)		—	(6,303,748)

Total earnings (loss) allocated to common stock	$3,002,669	$(5,648,675)		$16,063,235	$(1,390,145)
Denominator:
Weighted-average number of shares of common stock outstanding	35,490,097	13,421,955	(1)	35,165,169	13,421,955	(1)

Basic and Diluted EPS - common stock	$0.08	$(0.42)		$0.46	$(0.10)

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

Other

In January 2013, the Company signed a shipbuilding contract for the construction of four Ice Class 1A panamax vessels at $32,600,000 each. The first three vessels have been delivered and the Company had a total of $9,780,000 on deposit at September 30, 2015 for the fourth vessel, which is expected to be delivered in 2016. The third installment of 10% is due and payable upon launching of the vessel and the balance is due upon delivery of the vessels. The Company expects to finance the final payment with a commercial facility. At December 31, 2014, the Company had $29,786,000 on deposit for three vessels, two of which were delivered in February 2015. The final payments were financed with commercial facilities.

In December 2013, the Company entered into shipbuilding contracts for the construction of two ultramax vessels for $28,950,000 each. At September 30, 2015 and December 31, 2014, the Company had $8,685,000 on deposit for these newbuildings. The third installments of 5% are due and payable upon keel laying of the vessels. The fourth installments of 10% are due and payable upon launching of the vessels and the balance is due upon delivery of the vessels. The Company expects to finance the final payments with commercial facilities.

The total purchase obligations under the shipbuilding contracts are approximately $25,715,000 for the twelve months ending September 30, 2016 and approximately $46,320,000 for the twelve months ending September 30, 2017.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the three months ended September 30, 2015 was $71.2 million, compared to $91.2 million for the same period in 2014. The total number of shipping days decreased 16% to 3,443 in the three months ended September 30, 2015, compared to 4,099 for the same period in 2014, which is due to Pangaea’s continued focus on optimizing the number of days a vessel is chartered in to match existing cargo commitments or to provide excess available days, as the market permits. In a weak market, the Company hires vessels only as necessary to perform voyages under contract and therefore does not have excess ship days on which to earn revenue. The average TCE rate was $11,849 per day for the three months ended September 30, 2015, compared to $10,882 per day for same period in 2014. This increase is due to the fact that revenue from COAs represents a higher percentage of the Company's business in 2015 than in 2014. Certain COA contracts contribute higher margins than what is available in the spot market. This is often due to the fact that the Company provides a full suite of logistics services under these COAs. It is also due to the 35% decrease in voyage expenses, as discussed below.

Components of revenue are as follows:

Voyage revenues for the three months ended September 30, 2015 decreased by 20% to $64.6 million compared to $80.6 million for the same period in 2014. The decrease in voyage revenues was primarily driven by the decrease in the number of voyage days, which were 3,167 in the three months ended September 30, 2014 but only 2,824 in the three months ended September 30, 2015. This reduction in voyage days reflects the Company's disciplined strategy of focusing on its core COA business and reducing its exposure to weak market rates. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, was at its historical low in the first quarter of 2015 and remained depressed during the following six months.

Charter revenues decreased to $6.6 million from $10.6 million, or 38%, for the three months ended September 30, 2015 compared to the same period in 2014. The decrease in charter revenues was primarily driven by a 34% decrease in time charter days. The number of time charter days decreased to 619 days for the three months ended September 30, 2015 compared to 932 days for the same period in 2014. The Company continued to focus on limiting its exposure to decreasing rates by chartering in vessels only to meet the demands of specific COAs and voyage contracts, which reduces the days available to produce time-charter revenue but also reduces the risk that this additional capacity may result in operating losses in a turbulent market.

Voyage Expenses

Voyage expenses for the three months ended September 30, 2015 were $30.4 million, compared to $46.6 million for the same period in 2014, a decrease of approximately 35%. The decrease in voyage expenses was primarily due to a $15.6 million (51%) decrease in the aggregate cost of bunkers consumed in voyages during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and to the 11% decrease in voyage days. This decrease in bunker consumption reflects the reduction in shipping days, but also the decline in bunker prices: bunker cost as a percentage of voyage expenses was 49% in the third quarter of 2015, down from 65% in the third quarter of 2014. The decreases discussed above were offset by an increase in cargo relet expenses, incurred when the Company hires another owner or operator to perform its obligations under a spot contract, which were approximately $4.6 million in the three months ended September 30, 2015 as compared to $3.0 million in the same period of 2014. The current bulk shipping market and certain voyage business made these arbitrage opportunities more attractive than during the three months ended September 30, 2014.

Charter Hire Expenses

Charter hire expenses for the three months ended September 30, 2015 were $20.6 million, compared to $34.3 million for the same period in 2014. The 40% decrease in charter expenses was due predominantly to the 27% decrease in the number of chartered in days from 3,109 days in the three months ended September 30, 2014 to 2,277 days for the three months ended September 30, 2015. This reflects the Company’s strategy to charter in only for committed contracts, limiting its exposure while market conditions remain depressed. The weak market pushed average charter hire rates down 18% for the three months ended September 30, 2015 as compared to the same period of 2014, which also contributed to the decrease in charter hire expenses.

Vessel Operating Expenses

Vessel operating expenses for the three months ended September 30, 2015 were $8.5 million, compared to $7.9 million in the comparable period in 2014, an increase of approximately 7%. The increase in vessel operating expenses was primarily due to the increase in ownership days from 1,113 for the three months ended September 30, 2014 to 1,243 for the three months ended September 30, 2015. The additional days are attributable to the three newbuildings delivered in September 2014 and February 2015. This was offset by vessels sold in February and August of 2015. The vessel operating expense expressed on a per day basis decreased to $6,808 for the three months ended September 30, 2015 from $7,130 for the same period in 2014, or 5%.

General and Administrative

Pangaea’s general and administrative expenses include legal and professional fees, rent, payroll and related expenses for its corporate offices. General and administrative expenses for the three months ended September 30, 2015 and 2014 were $3.6 million and $2.8 million, respectively, an increase of approximately 29%. The increase in general and administrative expenses was primarily attributable to an increase in employee incentive compensation of approximately $0.8 million. In addition, the following increases are due to the fact that the Company was a public entity in the three months ended September 30, 2015, but was not public in the three months ended September 30, 2014: $0.1 million of professional and consulting fees and director fees of $0.1 million. These increases were offset by decreases of $0.1 million and $0.1 million of accounting and legal fees, respectively.

Loss (gain) on sale of vessels

The Company sold the m/v Bulk Discovery in July 2015 which resulted in a loss on sale. In 2014, the Company sold the m/v Bulk Liberty for a gain.

Income from Operations

Income from operations was $4.9 million for the three months ended September 30, 2015 as compared to a loss from operations of $1.9 million for the three months ended September 30, 2014. This increase is due to the fact that voyage expenses as a percentage of voyage revenue decreased from 58% to 47% and because charter hire expense as a percentage of total revenue decreased from 38% to 29%.

Despite the decline in total revenues and increased vessel operating and general and administrative expenses, the Company’s profit margin increased substantially due to: lower costs for chartered in vessels from a weak dry bulk shipping market; optimization of vessel days to minimize positioning cost and risk of losses in a weak market; decreased bunker costs; and performing under fixed price COA’s at average rates that are higher than the current market.

Income (loss) attributable to noncontrolling interest

Losses attributable to noncontrolling interest for the three months ended September 30, 2015 include $0.2 million on approximately $0.3 million net loss of NBHC. Noncontrolling interest in NBV was negligible due to the fact that the Company owned 99.5% of this entity in the third quarter of 2015. For the three months ended September 30, 2014, losses attributable to noncontrolling interest were comprised of $1.5 million on $3.1 million net loss of NBV which was offset by income attributable to noncontrolling interest of $0.6 million on $0.9 million of net income of NBHC.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues

Total revenue for the nine months ended September 30, 2015 was $231.4 million, compared to $295.2 million for the same period in 2014. The total number of shipping days decreased 12% to 10,985 in the nine months ended September 30, 2015, compared to 12,456 for the same period in 2014, which is due to Pangaea’s continued focus on optimizing the number of days a vessel is chartered in to match existing cargo commitments or provide excess available days, as the market permits. In a weak market, the Company hires vessels only as necessary to perform voyages under contract and therefore does not have excess ship days on which to earn revenue. The revenue decrease was due to the aforementioned decrease in shipping days combined with a 9% decrease in the average TCE rate, which was $11,612 per day for the nine months ended September 30, 2015, compared to $12,731 per day for same period in 2014. Average TCE rates reflect the overall weak shipping market.

Components of revenue are as follows:

Voyage revenues for the nine months ended September 30, 2015 decreased by 14% to $216.1 million compared to $252.1 million for the same period in 2014. The decrease in voyage revenues was primarily driven by the weaker cargo rates in the overall shipping market. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, was at its historical low in the first quarter of 2015 and remained depressed during the following six months, however, the Company’s exposure to the lower rates was limited due to the existing COAs with fixed rates.

Charter revenues decreased to $15.3 million from $43.1 million, or 64%, for the nine months ended September 30, 2015 compared to the same period in 2014. The decrease in charter revenues was primarily driven by the 45% decrease in time charter days and to the weak market rates. The number of time charter days decreased to 1,659 days for the nine months ended September 30, 2015 compared to 3,019 days for the same period in 2014. The Company continued to focus on limiting its exposure to decreasing rates by chartering in vessels only to meet the demands of specific COAs and voyage contracts, which reduces the ship days available to produce time-charter revenue.

Voyage Expenses

Voyage expenses for the nine months ended September 30, 2015 were $103.8 million, compared to $136.6 million for the same period in 2014, a decrease of approximately 24%. The decrease in voyage expenses was primarily due to a $41.5 million (45%) decrease in the aggregate cost of bunkers consumed in voyages during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Bunker cost as a percentage of voyage expenses was 48% in the nine months ended September 30, 2015, down from 67% in the nine months ended September 30, 2014. Cargo relet expenses were approximately $15.1 million in the nine months ended September 30, 2015, up from $3.0 million in the same period of 2014. The bulk shipping market and certain voyage business made such arbitrage opportunities more advantageous than during the nine months ended September 30, 2014. Voyage expenses as a percentage of voyage revenue were 48% for the nine months ended September 30, 2015 and 54% for the nine months ended September 30, 2014, reflecting these changes.

Charter Hire Expenses

Charter hire expenses for the nine months ended September 30, 2015 were $60.5 million, compared to $112.3 million for the same period in 2014. The 46% decrease in charter expenses was predominantly due to the weak market, which pushed average charter hire rates down 32% for the nine months ended September 30, 2015 as compared to the same period of 2014. There was also a 21% decrease in the number of chartered in days from 9,132 days in the nine months ended September 30, 2014 to 7,252 days for the nine months ended September 30, 2015. This reflects the Company’s strategy to charter in only for committed contracts, limiting its exposure while market conditions remain depressed.

General and Administrative

Pangaea’s general and administrative expenses include legal and professional fees, rent, payroll and related expenses for its corporate offices. General and administrative expenses for the nine months ended September 30, 2015 and 2014 were $11.8 million and $7.7 million, respectively, an increase of approximately 53%. The increase in general and administrative expenses was attributable to an increase in employee incentive compensation of approximately $2.4 million. In addition, the following increases are due to the fact that the Company was a public entity in the nine months ended September 30, 2015, but was not public in the nine months ended September 30, 2014: $0.5 million of director fees and Directors and Officers Insurance, $0.2 of public company filing and related expenses, $0.2 million of accounting fees, $0.5 million of legal fees and $0.3 million of professional fees.

Depreciation and Amortization

For the nine months ended September 30, 2015 and 2014, total depreciation and amortization expense was $9.5 million and $8.4 million, respectively. The increase in depreciation and amortization expense was attributable to the acquisition of three newbuildings in 2014 and early 2015. This was slightly offset by a reduction due to the sale of older vessels with lower carrying amounts.

Loss (gain) on sale of vessels

The Company sold the m/v Bulk Cajun in February 2015 and the m/v Bulk Discovery in August 2015 for aggregate losses of approximately $0.6 million. In 2014, the Company sold the m/v Bulk Providence and the m/v Bulk Liberty for an aggregate gain of approximately $3.9 million.

Income from Operations

For the nine months ended September 30, 2015, income from operations increased $10.3 million to $21.8 million as compared to $11.5 million for the same period in 2014. The increase is due to the dramatic drop in the cost of bunker fuel, which accounted for 36% of voyage revenue in 2014 but only 23% of voyage revenue in 2015.

Despite the decline in total revenues and increased vessel operating and general and administrative expense, the Company’s profit margin increased substantially due to: lower costs for chartered-in vessels from a weak dry bulk shipping market; optimization of vessel days to minimize positioning cost and risk of losses in a weak market; decreased bunker costs; and performing under fixed price COA’s at average rates higher than the present market.

Unrealized gain (loss) on derivative instruments

During the nine months ended September 30, 2015, the Company had a gain on fuel swaps of $0.7 million. The Company incurred losses of $1.2 million on FFAs and losses on fuel swaps of $0.9 million in the nine months ended September 30, 2014.

(Income) loss attributable to noncontrolling interest

The increase in income attributable to noncontrolling interest is due to net income of NBV of $3.3 million in the nine months ended September 30, 2015 of which the amount attributable to noncontrolling interest was $0.8 million. This reflects the change in ownership of NBH and NBC, as discussed in Item 1. Note 7. Related Party Transactions. In the nine months ended September 30, 2014, NBV had net losses of $3.4 million of which $1.7 million was attributable to noncontrolling interest. In addition, NBHC had income of $2.0 million of which $1.3 million was attributable to noncontrolling interest in the nine months ended September 30, 2015 as compared to $1.9 million in nine months ended September 30, 2014, of which $1.3 was attributable to noncontrolling interest.

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

At September 30, 2015 and December 31, 2014 the Company has working capital deficits of $49.5 million and $59.8 million, respectively. These working capital deficits are predominantly due to the related party debt of $62.9 million and $59.1 million, respectively at September 30, 2015 and December 31, 2014 which include loans payable to the Founders and their affiliated entities of approximately $8.8 million and $9.7 million, respectively at September 30, 2015 and December 31, 2014.

In order to address any going concern issues related to the issues noted above, certain of the Company’s common shareholders have provided written agreements whereby they have committed to providing financial support in the form of loans. At September 30, 2015, the Company also had an agreement in principle with the shareholders of NBHC to convert the related party debt to equity. Additional considerations made by management in assessing the Company’s ability to continue as a going concern are: its ability to generate net income of approximately $16.1 million in the nine months ended September 30, 2015 during a historically low market; its ability to generate positive cash flows from operations, which were approximately $18.0 million and $12.5 million for the nine months ended September 30, 2015 and 2014, respectively, and $25.0 million for the year ended December 31, 2014; its ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments; its significant contract employment (COAs); and the excess of the fair value of its vessels over the current and long-term debt secured by these vessels.

Capital Expenditures

The Company’s capital expenditures relate to the purchase of interests in vessels, and capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned fleet includes seven Panamax drybulk carriers (five of which are Ice-Class 1A), four Supramax drybulk carriers and two Handymax drybulk carriers (both of which are Ice-Class 1A).

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Although the Company has some flexibility regarding the timing of drydocking, the costs are relatively predictable. Funding of these requirements is anticipated to be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company expects to drydock three vessels during the fourth quarter of 2015 and one vessel during 2016, at an aggregate anticipated cost of $2.5 million and $1.5 million, respectively, not including any unanticipated repairs.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at September 30, 2015 or December 31, 2014.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The international shipping industry is capital intensive, requiring significant amounts of investment provided in the form of long-term debt. Certain of the Company’s outstanding debt contain floating interest rates that fluctuate with changes in the financial markets and in particular changes in LIBOR. Increasing interest rates could increase the Company’s interest expense and adversely impact its future earnings. In the past, the Company has managed this risk by entering into interest rate swap agreements in which the Company exchanged fixed and variable interest rates based on agreed upon notional amounts. The Company has used such derivative financial instruments as risk management tools and not for speculative or trading purposes. As of September 30, 2015 and December 31, 2014, the Company was a party to one interest rate swap agreement, which had an approximate fair value of $0.1 million liability at both dates. The Company’s net effective exposure to floating interest rate fluctuations on its outstanding debt was $103.2 million and $63.1 million, respectively, at September 30, 2015 and December 31, 2014.

The Company’s interest expense is affected by changes in the general level of interest rates, particularly LIBOR. As an indication of the extent of the Company’s sensitivity to interest rate changes, an increase in LIBOR of 1% would have decreased the Company’s net income and cash flows during the nine months ended September 30, 2015 and 2014 by approximately $0.6 million and $0.3 million, respectively, based on the debt levels for the beginning and ending balances of each period. The Company expects its sensitivity to interest rate changes to increase in the future if the Company enters into additional debt agreements in connection with its acquisition of additional vessels.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. There were no open FFAs at September 30, 2015 or December 31, 2014.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at September 30, 2015 and December 31, 2014 are liabilities of approximately $718,000 and $1,391,000, which are included in other current liabilities on the consolidated balance sheets.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the nine months ended September 30, 2015, due to the fact that there were material weaknesses in our internal control over financial reporting as discussed in more detail in our 2014 Annual Report on Form 10-K, under Part II Item 9A.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit no.	Description	Incorporated By Reference			Filed herewith
		Form	Date	Exhibit

10.27	Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd., Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

EX-101.INS	XBRL Instance Document				X

EX-101.SCH	XBRL Taxonomy Extension Schema				X

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase				X

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on Thursday, November 12, 2015.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony Laura
Anthony Laura
Chief Financial Officer
(Principal Financial and Accounting Officer)