Form 10-K
period 2015-12-31
Pangaea Logistics Solutions Ltd.
filed 2016-03-23
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to ______________

Commission File Number: 001-36139

PANGAEA LOGISTICS SOLUTIONS, LTD.
(Exact Name of Registrant as Specified in Its Charter)

BERMUDA	98-1205464
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

c/o Phoenix Bulk Carriers (US) LLC
109 Long Wharf, Newport, RI	02840
(Address of Principal Executive Offices)	(Zip Code)

(401) 846-7790
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.0001 par value	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates at June 30, 2015 was approximately $10,002,776 based on the Nasdaq closing price for such shares on that date. The registrant has no non-voting common equity.

As of March 23, 2016, there were 36,503,837 shares of Common Shares, $.0001 par value per share, outstanding.

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

All statements in this Form 10-K that are not statements of either historical or current facts are forward-looking statements. Forward-looking statements include, but are not limited to, such matters as:

•our future operating or financial results;

•	our ability to charter-in vessels and to enter into COAs, voyage charters, time charters and forward freight agreements and the performance of our counterparties in such contracts

•	our financial condition and liquidity, including our ability to obtain financing in the future to fund capital expenditures, acquisitions and other general corporate activities;

•	our expectations of the availability of vessels to purchase, the time it may take to construct new vessels, and vessels’ useful lives;

•	competition in the drybulk shipping industry;

•	our business strategy and expected capital spending or operating expenses, including drydocking and insurance costs;

•	global and regional economic and political conditions, including piracy; and

•	statements about shipping market trends, including charter rates and factors affecting supply and demand.

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

PART I.

ITEM 1. BUSINESS

Introduction

Pangaea Logistics Solutions Ltd. and its subsidiaries (collectively, “Pangaea” or the “Company”) is a provider of seaborne drybulk transportation services. Pangaea utilizes its logistics expertise to service a broad base of industrial customers who require the transportation of a wide variety of drybulk cargoes, including grains, coal, iron ore, pig iron, hot briquetted iron, bauxite, alumina, cement clinker, dolomite and limestone. The Company addresses the transportation needs of its customers by undertaking a comprehensive set of services and activities, including cargo loading, cargo discharge, vessel chartering, voyage planning, and technical vessel management.

Completed Mergers

On April 30, 2014 the Company (formerly known as Quartet Holdco Ltd.), entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Quartet Merger Corp. (“Quartet”), Quartet Merger Sub Ltd. (“Merger Sub”), Bulk Partners (Bermuda), Ltd. (at the time, Pangaea Logistics Solutions Ltd., now known as Bulk Partners (Bermuda), Ltd. “Bulk Partners”, or “Former Pangaea”), and the security holders of Bulk Partners (“Signing Holders”), which contemplated (i) Quartet merging with and into the Company, with the Company surviving such merger as the publicly-traded entity and (ii) Merger Sub merging with and into Bulk Partners with Bulk Partners surviving such merger as a wholly-owned subsidiary of the Company (collectively, the “Mergers”).

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

Further, in connection with the Mergers, Quartet entered into agreements with certain third-party advisors pursuant to which such parties agreed to accept shares of the Company in lieu of cash for certain amounts owed to them, resulting in the issuance of an aggregate of 291,953 common shares.  Additionally, 420,000 unit purchase options of Quartet were converted into 123,356 common shares of the Company, for a total of 415,309 issued to third-party advisors.

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

At December 31, 2015, there are 36,503,837 common shares of the Company issued and outstanding where the Signing Holders own approximately 85.4% of the common shares, the Quartet stockholders own approximately 3.7% of the common shares, and the Advisors to the Mergers own approximately 1.1% of the common shares.

Business

The Company utilizes its logistics expertise to service a broad base of industrial customers who require the transportation of a wide variety of drybulk cargoes, including grains, pig iron, hot briquetted iron, bauxite, alumina, cement clinker, dolomite and limestone. The Company derives substantially all of its revenue from contracts of affreightment, also known as COAs, voyage charters, and time charters. In particular, the Company has historically focused on backhaul routes. Backhaul routes or ballast legs, position vessels for discharge in loading areas. Backhaul routes allow us to reduce ballast days and instead, earn revenues at times and on routes that are typically traveled without paying cargo.

Contracts of affreightment (“COAs”), are contracts to transport multiple shipments of cargo during the term of the contract between specified load and discharge ports, at a fixed or variable price per metric ton of cargo. Voyage charters are revenue streams under which a vessel carries a shipment of cargo for a customer on a specified route for a fixed price per metric ton of cargo.Time charters are agreements during which the vessel is dedicated solely to the charterer for the term of the agreement. A majority of the Company’s revenue is from COAs and voyage charters, as our focus is on transporting cargo for our customers. The Company’s COAs typically extend for a period of one to five years, although some extend for longer periods. A time charter may vary from a single trip to longer-term charters, whenever we determine such use to be in our commercial interest. The length of a voyage depends on the number of load and discharge ports, the time spent in such ports and the distance between the ports. The Company attempts, through selecting COAs and voyage contracts on what would normally be backhaul or ballast legs, to enhance vessel utilization and its profitability because these contracts and charters position vessels at or near loading areas where spot cargoes are typically obtained. This reduces ballast time and expense as a percentage of the vessel’s total revenue and increases expected earnings for the vessel.

The Company uses a mix of owned and chartered-in motor vessels ("m/v") to transport more than 18.3 million deadweight tons (“dwt”) of cargo to more than 100 ports around the world, averaging over 40 vessels in service during 2015. The majority of our fleet is chartered-in on short-term charters of less than 9 months. The Company believes that these shorter-term charters afford us more flexibility to match our variable costs to our customers’ service requirements, allowing us to respond to changes in market demand and limiting our exposure to changes in prevailing charter rates. In addition to the Company’s chartered-in fleet, we currently have interests in 14 dry bulk carriers and have orders for the construction of two additional vessels. These vessels are and will be used to serve the Company’s customers’ cargo transportation needs. The Company believes that a combination of owned and chartered-in vessels helps it to more efficiently match its customer demand than it could with an entirely owned fleet or an entirely chartered-in fleet.

The Company’s Ice-Class 1A vessels are technically managed by a third-party manager with extensive expertise managing these vessel types and with ice pilotage. The technical management of the remainder of the Company’s owned fleet is performed in-house. The technical management for the Company’s chartered-in vessels is performed by each respective ship owner.

Active risk management is an important part of our business model. The Company believes its active risk management allows it to reduce the sensitivity of its revenues to market fluctuations and helps it to secure its long-term profitability. We manage our market risk primarily through chartering in vessels for periods of less than 9 months on average. We further manage our market exposure through a portfolio approach based upon owned vessels, chartered-in vessels, COAs, voyage charters, and time charters. The Company tries to identify routes and ports for efficient bunkering to minimize its fuel expense. The Company also seeks to hedge a portion of its exposure to changes in the price of marine fuels, or bunkers and to fluctuating future freight rates through forward freight agreements. We have also entered into interest rate swap agreements to fix a portion of our interest rate exposure.

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

•
Expand capacity and flexibility by increasing its owned fleet.  The Company is continually looking to acquire additional high-quality vessels suited for its business strategy, the needs of its customers and growth opportunities the Company identifies. The Company plans to increase its controlled fleet (the vessels that the Company owns or have an ownership interest in) from 14 to 16 by the beginning of 2017. The current fleet includes four Ice-Class 1A Panamax newbuildings delivered between September 2014 and January 2016. The Company has shipbuilding contracts for the construction of two Ice-Class 1C Ultramax newbuildings scheduled for delivery in January 2017. The Company believes that its experience as a reliable and serious counterparty in the purchase and sale market for second-hand vessels positions it as a candidate for acquisition of high quality vessels.

•
Expand operations in Southeast Asia and the Middle East.  The Company intends to expand its operations and presence in Southeast Asia and the Middle East to better access customers in these high growth regions. The Company believes that expanding its network of offices will allow it to meet more regularly with existing and potential customers and increase its shipping days as a result. The Company facilitates this through its office in Singapore.

•
Increase backhaul focus and fleet efficiency.  The Company continues to focus on backhaul cargoes, including backhaul cargoes associated with COAs, to reduce ballast days and increase expected earnings for well-positioned vessels. In addition, the Company intends to continue to charter in vessels for periods of less than nine months, on average, to permit it to match its variable costs to demand. The Company believes that increased vessel utilization and positioning efficiency will enhance its profitability.

•
Maintain moderate balance sheet leverage.  In the future, the Company expects to incur additional indebtedness to expand its fleet and operations. The Company expects to repay existing and future debt from time to time with cash flow from operations or from the net proceeds of asset sales or future security issuances. The Company intends to limit the amount of indebtedness relative to its assets and cash flow and will seek to maintain indebtedness at levels lower than many publicly traded drybulk ship owning companies to reduce risks associated with high leverage.

Competitive Strengths

The Company believes that it possesses a number of competitive strengths in its industry, including:

•
Expertise in niche markets and routes.  The Company has developed expertise and a major presence in selected niche markets and less commoditized routes, especially the Baltic Sea in winter, the Northern Sea Route between Europe and Asia in summer, and the trade route between Jamaica and the United States, as well as selected ports, particularly in Newfoundland and Baffin Island. The Company believes that there is less competition to carry “minor,” as compared to traditional “major,” bulk cargoes, and, similarly, there is less competition on less commoditized routes. The Company believes that its experience in carrying a wide range of cargoes and transiting less common routes and ports increases its likelihood of securing higher rates and margins than those available for more commoditized cargoes and routes. The Company believes it operates assets well suited to certain of these routes, including its Japanese built ice-1A classed Panamax vessels and Korean built ice-1A classed Handymax vessels. The majority of its fleet is chartered in and the Company selects these vessels to match the cargo and port characteristics of their nominated voyages. The Company has experience operating in all regularly operating dry bulk loading and discharge ports globally.

•
Enhanced vessel utilization and profitability through strategic backhaul and triangulation methods.  The Company enhances vessel utilization and profitability through selecting COAs and other contracts to carry cargo on what would normally be backhaul or ballast legs. In contrast to the typical practice of incurring charter hire and bunker costs to position an empty vessel in a port or area where cargo is normally loaded, the Company instead actively works with its customers to secure cargoes for discharge in loading areas. The Company’s practice allows it to position vessels for loading at lower costs than it would bear if it positioned such vessels by traveling unladen or if the Company chartered in vessels in a loading area. The Company believes that this focus on backhaul cargoes permits them to benefit from ballast bonuses that are paid to position vessels for fronthaul cargoes or, alternatively, to collect a premium for delivering ships that are in position for fronthaul cargoes.

•
Strong relationships with major industrial customers.  The Company has developed strong commercial relationships with a number of major industrial customers. These customer relationships are based upon the Company’s industry reputation and specific history of service to the customer. The Company believes that these relationships help it generate recurring business with such customers which, in some cases, are formalized through contracts for repeat business. The Company also believes that these relationships can help create new opportunities. Although many of these relationships have extended over a period of years, there is no assurance that such relationships or business will continue in the future. Repeat customers, measured as having shipping days in three or more years of the trailing four years, represented nearly 59% of its total shipping days for the trailing four year period ended December 31, 2015 and 54% of its total shipping days for the trailing four year period ended December 31, 2014. In addition, the Company believes that its familiarity with local regulations and market conditions at its routinely serviced ports, particularly in Newfoundland and Jamaica, provides it with a strong competitive advantage and allows it to attract new customers and secure recurring business.

•
Strong Alignment and Transparency.  The Company observes that many publicly traded shipping companies rely on service providers affiliated with senior management or dominant shareholders for fundamental activities. Beyond the operational benefits to its customers of integrated commercial and technical management, the Company believes that its shareholders are benefited by its strategy of performing many of those activities in-house. Related to these efforts to maximize alignment of interest, the Company believes that the associated transparency of ownership and authority will be attractive to current and prospective shareholders. Consistent with the foregoing, the Company’s only related party transactions with senior management are principal and interest obligations for cash loaned to the Company by management, on terms approved by third parties not affiliated with management.

•
Experienced management team.  The day-to-day operations of a transportation logistics services company requires close coordination among customers, land-based transportation providers and port authorities around the world. Its efficient operation depends on the experience and expertise of management at all levels, from vessel acquisition and financing strategy to oversight of vessel technical operations and cargo loading and discharge. The Company has a management team of senior executive officers and key employees with extensive experience and relationships in the commercial, technical, and financial areas of the drybulk shipping industry. Members of its management team and key employees have on average over 26 years of shipping experience.

•
Risk-management discipline.  The Company believes its risk management allows it to reduce the sensitivity of its earnings to market changes and lower the risk of losses. The Company manages its risks primarily through short-term charter-in agreements of less than nine months, on average, FFAs, fuel hedges and modest leverage. The Company believes that shorter-term charters permit it to adjust its variable costs to match demand more rapidly than if it chartered in those vessels for longer periods. The Company may choose to manage the risks of higher rates for certain future voyages by purchasing and selling FFAs to limit the impact of changes in chartering rates. Similarly, the Company may choose to manage the risks of increasing fuel costs through bunker hedging transactions in order to limit the impact of changes in fuel prices on voyage results. Finally, the Company believes that its expected income related to COAs is sufficient to satisfy obligations related to its owned fleet.

Management

The Company’s management team consists of senior executive officers and key employees with decades of experience in the commercial, technical, management and financial areas of the logistics and shipping industries. The Company’s co-founder and Chief Executive Officer, Edward Coll, has over 37 years of experience in the drybulk shipping industry. Other members of its management team and key employees, Anthony Laura, Claus Boggild, Mads Boye Petersen, Peter Koken, Robert Seward, Fotis Doussopoulos, and Gianni Del Signore, have an average of more than 26 years of experience in the shipping industry. The Company believes its management team is well respected in the drybulk sector of the shipping industry and, over the years, has developed strong commercial relationships with industrial customers and lenders. The Company believes that the experience, reputation and background of its management team will continue to be key factors in its success.

The Company provides logistics transportation services and commercially manages its fleet primarily from offices in Newport, Rhode Island and Copenhagen, Denmark and Singapore. Logistics services and commercial management include identifying cargo for transportation, voyage planning, managing relationships, identifying vessels to charter in, and operating such vessels.

The Company’s Ice-Class 1A vessels are technically managed by a third-party manager with extensive expertise managing these vessel types and with ice pilotage. The technical management of the remainder of the Company’s owned fleet is performed in-house. The Company’s technical management personnel have experience in the complexities of oceangoing vessel operations, including the supervision of maintenance, repairs, improvements, drydocking and crewing. The technical management for the Company’s chartered-in vessels is performed by each respective ship owner.

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

To support its services, the Company operates a fleet of 14 owned or partially owned vessels. As of March 23, 2016, these vessels and the vessels currently under construction are described in the table below:

Vessel Name	Type	DWT	Year Built	Yard	Rightship Stars	Type of Employment Charter
Newbuild 5*	Ultramax (Ice Class 1C)	59,000	2016	Oshima Shipbuilding	N/A	N/A
Newbuild 6*	Ultramax (Ice Class 1C)	59,000	2016	Oshima Shipbuilding	N/A	N/A
m/v Nordic Oasis	Panamax (Ice Class 1A)	76,180	2016	Oshima Shipbuilding	5 star	NBC(1)
m/v Nordic Olympic	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding	5 star	NBC(1)
m/v Nordic Odin	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding	5 star	NBC(1)
m/v Nordic Oshima	Panamax (Ice Class 1A)	76,180	2014	Oshima Shipbuilding	5 star	NBC(1)
m/v Nordic Orion	Panamax (Ice Class 1A)	75,603	2011	Oshima Shipbuilding	5 star	NBC(1)
m/v Nordic Odyssey	Panamax (Ice Class 1A)	75,603	2010	Oshima Shipbuilding	5 star	NBC(1)
m/v Bulk Trident	Supramax	52,514	2006	Tsuneishi Heavy Industries (Cebu)	5 star	PBC(2)
m/v Bulk Newport	Supramax	52,587	2003	Shin Kurushima Toyohashi	5 star	PBC(2)
m/v Bulk Beothuk	Supramax	50,992	2002	Oshima Shipbuilding	4 star	PBC(2)
m/v Bulk Juliana	Supramax	52,510	2001	Shin Kurushima Toyohashi	5 star	PBC(2)
m/v Bulk Pangaea	Panamax	70,165	1996	Sumitomo Shipbuilding	4 star	PBC(2)
m/v Bulk Patriot	Panamax	73,700	1999	Sumitomo Shipbuilding	4 star	PBC(2)
m/v Nordic Bothnia	Handymax (Ice Class 1A)	43,706	1995	Daewoo	4 star	NBC(1)
m/v Nordic Barents	Handymax (Ice Class 1A)	43,702	1995	Daewoo	4 star	NBC(1)

* Name to be determined as these vessels are currently under construction with the expected delivery date listed in the build year column

(1)	This vessel is time-chartered to Nordic Bulk Carriers A/S (“NBC”), a wholly-owned subsidiary of Nordic Bulk Holding ApS (“NBH”).

(2)	This vessel is operated by the Company's wholly-owned subsidiary, Phoenix Bulk Carriers (BVI) Ltd. (“PBC”).

The Company owns its vessels through separate wholly-owned subsidiaries and through joint venture entities with other owners, which the Company consolidates as variable interest entities in its consolidated financial statements.

The Company’s owns one-third of Nordic Bulk Holding Company Ltd., (“NBHC”), a corporation that was duly organized under the laws of Bermuda in October 2012. Bulk Orion Ltd. (“Bulk Orion”), Bulk Odyssey Ltd. (“Bulk Odyssey”), Bulk Nordic Oshima Ltd. (“Bulk Oshima”), Bulk Nordic Olympic Ltd. (“Bulk Olympic”), Bulk Nordic Odin Ltd. (“Bulk Odin”) and Bulk Nordic Oasis Ltd. (“Bulk Oasis”) are companies that were organized under the laws of Bermuda for the purpose of owning Ice Class 1A Panamax vessels and are all owned by NBHC. The m/v Nordic Orion (“Orion”), the m/v Nordic Odyssey (“Odyssey”), the m/v Nordic Oshima (“Oshima”), the m/v Nordic Olympic (“Olympic”), the m/v Nordic Odin (“Odin”) and the m/v Nordic Oasis (“Oasis”) are owned by these entities. All of these vessels are chartered to NBC at fixed rates.

The Company owns 50% of Nordic Bulk Ventures Holding Company Ltd., (“BVH”), a corporation that was duly organized under the laws of Bermuda. BVH was established in August 2013 for the purpose of owning Bulk Nordic Five Ltd. (“Five”) and Bulk Nordic Six Ltd. (“Six”). Five and Six are corporations that were duly organized under the laws of Bermuda in November 2013 for the purpose of owning ultramax newbuildings to be delivered early in 2017.

In addition to its owned fleet, the Company operates chartered-in Panamax, Supramax, Handymax and Handysize drybulk carriers. On average, over the past three years, the Company has owned or employed a fleet of approximately 35 – 50 vessels at any one time. In 2015, the Company owned interests in an average of 14 vessels and chartered in an additional 196 for one or more voyages. In 2014, the Company owned interests in an average of 13 vessels and chartered in an additional 203 for one or more voyages. The Company generally charters in third-party vessels for periods of less than six months and, in most cases, less than nine months. Chartered-in contracts are negotiated through brokers, who are paid commission on a percentage basis. The Company believes that shorter-term charters afford it flexibility to match its variable costs to its customers’ service requirements. The Company also believes that this combination of owned and chartered-in vessels helps it to more efficiently match its customer demand than the Company could with only owned vessels or an entirely chartered-in fleet. The Company does not charter-in any vessels under speculative arrangements.

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

The Company’s principal executives operate from the offices of Phoenix Bulk Carriers (US) LLC, which is located at 109 Long Wharf, Newport, Rhode Island 02840.The phone number at that address is (401) 846-7790. The Company also has offices in Copenhagen, Denmark, Athens, Greece, Rio de Janeiro, Brazil and Singapore. The Company’s corporate website address is http://www.pangaeals.com.

The Company’s consolidated subsidiaries are as follows:

Company Name	Country of Organization	Proportion of Ownership Interest
Phoenix Bulk Carriers (BVI) Limited (“PBC”)	British Virgin Islands	100%	(A)
Phoenix Bulk Management Bermuda Limited	Bermuda	100%	(B)
Americas Bulk Transport (BVI) Limited	British Virgin Islands	100%	(C)
Bulk Ocean Shipping (Bermuda) Ltd.	Bermuda	100%	(D)
Phoenix Bulk Carriers (US) LLC	Delaware	100%	(E)
Allseas Logistics Bermuda Ltd.	Bermuda	100%	(F)
Bulk Patriot Ltd. (“Bulk Patriot”)	Bermuda	100%	(G)
Bulk Juliana Ltd. (“Bulk Juliana”)	Bermuda	100%	(G)
Bulk Trident Ltd. (“Bulk Trident”)	Bermuda	100%	(G)
Bulk Atlantic Ltd. (“Bulk Beothuk”)	Bermuda	100%	(G)
Nordic Bulk Barents Ltd. (“Bulk Barents”)	Bermuda	100%	(G)
Nordic Bulk Bothnia Ltd. (“Bulk Bothnia”)	Bermuda	100%	(G)
Nordic Bulk Carriers A/S (“NBC”)	Denmark	100%	(H)
Nordic Bulk Holding ApS (“NBH”)	Denmark	100%	(H)
109 Long Wharf LLC (“Long Wharf”)	Delaware	100%	(I)
Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”)	Bermuda	33%	(G)
Bulk Nordic Orion Ltd. (“Bulk Orion”)	Bermuda	33%	(G)
Bulk Nordic Oshima Ltd. (“Bulk Oshima”)	Bermuda	33%	(G)
Bulk Nordic Odin Ltd. (“Bulk Odin”)	Bermuda	33%	(G)
Bulk Nordic Olympic Ltd. (“Bulk Olympic”)	Bermuda	33%	(G)
Bulk Nordic Oasis Ltd. (“Bulk Oasis”)	Bermuda	33%	(G)
Nordic Bulk Holding Company Ltd. (“NBHC”)	Bermuda	33%	(J)
Bulk Nordic Five Ltd. (“Five”)	Bermuda	50%	(G)
Bulk Nordic Six Ltd. (“Six”)	Bermuda	50%	(G)
Nordic Bulk Ventures Holding Company Ltd. (“BVH”)	Bermuda	50%	(K)

(A)	The primary purpose of this corporation is to manage and operate ocean going vessels.

(B)	The primary purpose of this entity is to perform certain administrative management functions that have been assigned by PBC.

(C)	The primary purpose of this corporation is to provide logistics services to customers by chartering, managing and operating ships.

(D)	The primary purpose of this corporation is to manage the fuel procurement of the chartered vessels.

(E)	The primary purpose of this corporation is to act as the U.S. administrative agent for the Company.

(F)	The primary purpose of this corporation is to act as the treasury agent for the Company.

(G)	The primary purpose of these entities is owning bulk carriers.

(H)	The primary purpose of NBC is to provide logistics services to customers by chartering, managing and operating ships. NBH is the holding company of NBC.

(I)
Long Wharf is a limited liability company previously owned by the Founders. Long Wharf was duly organized under the laws of Delaware for the purpose of holding real estate located in Newport, Rhode Island. Ownership of Long Wharf was transferred to the Company on September 1, 2014.

(J)	The primary purpose of this entity is to own bulk carriers through wholly-owned subsidiaries. The Company’s interest in Odyssey, Orion, Oshima, Olympic, Odin and Oasis is through its interest in NBHC.

(K)	The primary purpose of this entity is owning bulk carriers through wholly-owned subsidiaries. The Company’s interest in Five and Six is through its interest in BVH.

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

As of March 23, 2016, the Company employed 72 shore-based personnel and had approximately 336 independently contracted seagoing personnel on its owned vessels. The shore-based personnel are employed in the United States, Athens, Copenhagen, Brazil and Singapore.

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

The Company believes that the heightened level of environmental and quality concerns among insurance underwriters, regulators and charterers is leading to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the dry bulk shipping industry. Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards. The Company is required to maintain operating standards for all of its vessels that emphasize operational safety, quality maintenance, continuous training of its officers and crews and compliance with United States and international regulations. The Company believes that the operation of its vessels is in substantial compliance with applicable environmental laws and regulations and that its vessels have all material permits, certificates or other approvals necessary for the conduct of its operations as of the date of this Form 10-K. However, because such laws and regulations are frequently changed and may impose increasingly strict requirements, the Company cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of its vessels. In addition, a future serious marine incident that results in significant oil pollution or otherwise causes significant adverse environmental impact could result in additional legislation or regulation that could negatively affect the Company’s profitability.

The laws and regulations discussed below may not constitute a comprehensive list of all such laws and regulations that are applicable to the operation of its vessels.

International Maritime Organization

The United Nations’ International Maritime Organization, or the IMO, has adopted the International Convention for the Prevention of Marine Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (collectively referred to as MARPOL 73/78 and herein as “MARPOL”). MARPOL entered into force on October 2, 1983. It has been adopted by over 150 nations, including many of the jurisdictions in which the Company's vessels operate. MARPOL sets forth pollution-prevention requirements applicable to drybulk carriers, among other vessels, and is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried, in bulk, in liquid or packaged form, respectively; and Annexes IV and V relate to sewage and garbage management, respectively. Annex VI, separately adopted by the IMO in September of 1997, relates to air emissions.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution. Effective May 2005, Annex VI sets limits on nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000. It also prohibits “deliberate emissions” of “ozone depleting substances,” defined to include certain halons and chlorofluorocarbons. Deliberate emissions are not limited to times when the ship is at sea; they can for example include discharges occurring in the course of the ship’s repair and maintenance. Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls (PCBs)) are also prohibited. Annex VI also includes a global cap on the sulfur content of fuel oil (see below).

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

Beginning January 1, 2015, ships operating within an emission control area ("ECA") were not permitted to use fuel with sulfur content in excess of 0.1% (from 1.0%). Amended Annex VI establishes procedures for designating new ECAs. Currently, the Baltic Sea and the North Sea have been so designated. Effective August 1, 2012, certain coastal areas of North America were designated ECAs, and effective January 1, 2014, applicable areas of the United States Caribbean Sea adjacent to Puerto Rico and the U.S. Virgin Islands were designated ECAs. Ocean-going vessels in these areas are subject to stringent emissions controls, which may cause the Company to incur additional costs. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (the "EPA"), or the states where the Company operates, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of operations.

As of January 1, 2013, MARPOL made certain measures relating to energy efficiency for ships mandatory. It makes the Energy Efficiency Design Index, or EEDI, applicable to new ships and the Ship Energy Efficiency Management Plan, or SEEMP, applicable to all ships.

Amended Annex VI also establishes tiers of stringent nitrogen oxide emissions standards for new marine engines, depending on their date of installation. The promulgated equivalent (and in some senses stricter) emissions standards in late 2009.

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

The operation of the Company’s ships is also affected by the requirements set forth in Chapter IX of SOLAS, which sets forth the IMO’s International Management Code for the Safe Operation of Ships and Pollution Prevention, or the ISM Code. The ISM Code requires ship owners and ship managers to develop and maintain an extensive Safety Management System ("SMS"), that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The Company relies upon the safety management system that the Company and its technical managers have developed for compliance with the ISM Code. The failure of a ship owner to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. As of the date of this filing, each of its vessels is ISM code-certified.

The ISM Code requires that vessel operators obtain a safety management certificate, or SMC, for each vessel they operate. This certificate evidences compliance by a vessel’s operators with the ISM Code requirements for an SMS. No vessel can obtain an SMC under the ISM Code unless its manager has been awarded a document of compliance, or DOC, issued in most instances by the vessel's flag state. The Company’s appointed ship managers have obtained documents of compliance for their offices and safety management certificates for all of its vessels for which the certificates are required by the IMO. The document of compliance, or the DOC, and ship management certificate, or the SMC, are renewed as required.

The IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on the Company’s operations.

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions. For example, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention's implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. The BWM Convention will not enter into force until 12 months after it has been adopted by 30 states, the combined merchant fleets of which represent not less than 35% of the gross tonnage of the world’s merchant shipping tonnage. Ratification of the Ballast Water Management (BWM) Convention by 47 countries, including Morocco, Indonesia and Ghana during November 2015 has brought the convention closer to meeting the requirements for entry into force, but whether the requirement for parties to hold 35% of the world’s tonnage has been met is still being calculated.

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

The Polar Code will be mandatory under both SOLAS and MARPOL because it contains both safety and environment related provisions. In October 2014, IMO’s Marine Environment Protection Committee (“MEPC”) approved the necessary draft amendments to make the environmental provisions in the Polar Code mandatory under MARPOL. The MEPC adopted the Polar Code and associated MARPOL amendments in May 2015, with an entry-into-force date to be aligned with the SOLAS amendments.

The U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act

The Oil Pollution Act of 1990, ("OPA"), established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade with the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States’ territorial sea and its 200 nautical mile exclusive economic zone around the United States. The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea. OPA and CERCLA both define “owner and operator” in the case of a vessel as any person owning, operating or chartering by demise, the vessel. Both OPA and CERCLA impact the Company’s operations.

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

Other Environmental Initiatives

The U.S. Clean Water Act, or CWA, prohibits the discharge of oil, hazardous substances and ballast water in U.S. navigable waters unless authorized by a duly-issued permit or exemption, and imposes strict liability in the form of penalties for any unauthorized discharges. The CWA also imposes substantial liability for the costs of removal, remediation and damages, and complements the remedies available under OPA and CERCLA. Furthermore, many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. These laws may be more stringent than U.S. federal law.

The EPA regulates the discharge of ballast water and other substances in U.S. waters under the CWA. EPA regulations require vessels 79 feet in length or longer (other than commercial fishing and recreational vessels) to comply with a Vessel General Permit (the "VGP"), authorizing ballast water discharges and other discharges incidental to the operation of vessels. The VGP imposes technology and water-quality based effluent limits for certain types of discharges and establishes specific inspection, monitoring, recordkeeping and reporting requirements to ensure the effluent limits are met. On March 28, 2013, the EPA re-issued the VGP for another five years, which took effect December 19, 2013. The 2013 VGP contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in US waters, more stringent requirements for exhaust gas scrubbers and the use of environmentally acceptable lubricants.

U.S. Coast Guard regulations adopted under the U.S. National Invasive Species Act, or NISA, also impose mandatory ballast water management practices for all vessels equipped with ballast water tanks entering or operating in U.S. waters. As of June 21, 2012, the U.S. Coast Guard implemented revised regulations on ballast water management by establishing standards on the allowable concentration of living organisms in ballast water discharged from ships in U.S. waters. The revised ballast water standards are consistent with those adopted by the IMO in 2004. Compliance with the EPA and the U.S. Coast Guard regulations requires the installation of a U.S. Coast Guard approved ballast water management system by the first scheduled drydocking after January 1, 2016. On September 10, 2015, the U.S Coast Guard issued new guidance that simplifies and clarifies the process by which vessels can seek extensions to come into compliance with the standards.

European Union Regulations

In October 2009, the European Union amended a directive to impose criminal sanctions for illicit ship-source discharges of polluting substances, including minor discharges, if committed with intent, recklessly or with serious negligence and the discharges, individually or in the aggregate, result in deterioration of the quality of water. Aiding and abetting the discharge of a polluting substance may also lead to criminal penalties. Member States were required to enact laws or regulations to comply with the directive by the end of 2010. Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims. The directive applies to all types of vessels, irrespective of their flag, but certain exceptions apply to warships or where human safety or that of the ship is in danger.

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

The directive imposes limits on the sulfur content of such fuels as a condition of their use within a Member State territory. The maximum sulfur content for marine fuels used by inland waterway vessels and ships at berth in ports in EU countries after January 1, 2010, is 0.1% by mass. As of January 1, 2015, all vessels operating within ECAs, worldwide must comply with 0.1% sulfur requirements. Currently, the only grade of fuel meeting 0.1% sulfur content requirement is low sulfur marine gas oil, or LSMGO. As of July 1, 2010, the reduction of applicable sulfur content limits in the North Sea, the Baltic Sea and the English Channel Sulfur Control Areas is 0.1%. The Company does not expect that it will be required to modify any of its vessels to meet any of the foregoing low sulfur fuel requirements. On July 15, 2011, the European Commission also adopted a proposal for an amendment to Directive 1999/32/EC which would align requirements with those imposed by the revised MARPOL Annex VI which introduced stricter sulfur limits.

Greenhouse Gas Regulation

In July 2011, MEPC adopted two new sets of mandatory requirements to address greenhouse gas emissions from ships, which entered into force in January 2013. Currently operating ships will be required to develop Ship Energy Efficiency Management Plans, and minimum energy efficiency levels per capacity mile, outlined in the Energy Efficiency Design Index, will apply to new ships. These requirements could cause the Company to incur additional compliance costs. The European Union has indicated that it intends to propose an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from marine vessels, and in January 2012 the European Commission launched a public consultation on possible measures to reduce greenhouse gas emissions from ships. In the United States, the EPA has issued a finding that greenhouse gases endanger the public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. Although the mobile source emissions regulations do not apply to greenhouse gas emissions from vessels, such regulation of vessels is foreseeable, and the EPA has in recent years received petitions from the California Attorney General and various environmental groups seeking such regulation. Any passage of climate control legislation or other regulatory initiatives by the IMO, European Union, the U.S. or other countries where the Company operates, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require the Company to make significant financial expenditures which the Company cannot predict with certainty at this time.

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

The classification society also undertakes, as requested, other surveys that may be required by the vessel's flag state. These surveys are subject to agreements made with the vessel owner and/or to the regulations of the country concerned.

For maintenance of the class certification, annual, intermediate and special surveys of hull and machinery, including the electrical plant, and any special equipment, are required to be performed as follows:

•	Annual Surveys: For seagoing ships, annual surveys are conducted within three months, before or after each anniversary of the class period indicated in the certificate.

•
Intermediate Surveys:  Extended surveys are referred to as intermediate surveys and are typically conducted two and one-half years after commissioning, and two and one-half years after each class renewal. Intermediate surveys are to be carried out at or between the occasion of the second or third annual survey.

•
Class Renewal Surveys:  Class renewal surveys, also known as special surveys, are carried out at the intervals indicated by the character of classification for the hull. At the special survey, the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. If the steel thickness is found to be less than class requirements, the classification society would prescribe steel renewals which require drydocking of the vessel. The classification society may grant a one-year grace period for completion of the special survey. Substantial costs may be incurred for steel renewal in order to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey every four or five years, depending on whether a grace period was granted, a shipowner has the option of arranging with the classification society for the vessel’s hull or machinery to be on a continuous survey cycle, in which case every part of the vessel would be surveyed on a continuous five-year cycle. This process is referred to as continuous class renewal.

All areas subject to survey, as defined by the classification society, are required to be surveyed at least once per class period unless shorter intervals between surveys are prescribed elsewhere. The period between two subsequent surveys of each area must not exceed five years.

Most vessels undergo regulatory inspection of the underwater parts every 30 to 36 months. If any defects are found, the classification surveyor will issue a recommendation which must be rectified by the ship owner within prescribed time limits.

The Company expects to perform five special surveys in 2016 at an aggregate total cost of approximately $4.5 million. The Company expects to perform three intermediate surveys in 2017 at an aggregate total cost of approximately $1.1 million. The Company estimates that offhire related to the surveys and related repair work is ten to twenty days, depending on the size and condition of the vessel.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a classification society which is a member of the International Association of Classification Societies. All of the Company’s vessels are certified by Det Norske Veritas, Nippon Kaiji Kiokai or Bureau Veritas. All new and second-hand vessels that the Company purchases must be certified prior to delivery under its standard purchase contracts, referred to as the memorandum of agreement. Certification of second-hand vessels must be verified by a Class Maintenance Certificate issued within 72 hours prior to delivery. If the vessel is not certified on the date of closing, the Company has the option to cancel the agreement on the basis of Seller’s default, and not take delivery of the vessel.

Risk of Loss and Insurance

General

The operation of any dry bulk vessel includes risks such as mechanical failure, collision, property loss, cargo loss or damage, and business interruption due to political circumstances in foreign countries, hostilities and labor strikes. In addition, there is an inherent possibility of marine disaster, including oil spills (e.g. fuel oil) and other environmental incidents, and the liabilities arising from owning and operating vessels in international trade. OPA, which imposes virtually unlimited liability for certain oil pollution accidents upon owners, operators and demise charterers of vessels trading in the United States exclusive economic zone, has made liability insurance more expensive for ship owners and operators trading in the U.S. market.

The Company maintains hull and machinery insurance, war risks insurance, protection and indemnity cover and freight, demurrage and defense cover for its owned fleet at amounts it believe address the normal risks of its operations. The Company may not be able to maintain this level of coverage throughout a vessel’s useful life. Furthermore, while the Company believes that its current insurance coverage is adequate, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that the Company will always be able to obtain adequate insurance coverage at reasonable rates.

Hull & Machinery and War Risks Insurance

The Company maintains marine hull and machinery and war risks insurances, which cover the risk of actual or constructive total loss, for all of its vessels. Vessels are insured for their fair market value, at a minimum, with a deductible of $100,000 per vessel per incident.

Protection and Indemnity Insurance

Protection and indemnity insurance is a form of mutual indemnity insurance provided by mutual protection and indemnity associations, or P&I Associations, which insure the Company’s third party liabilities in connection with its shipping activities. This includes third-party liability and other related expenses resulting from the injury, illness or death of crew, passengers and other third parties, the loss or damage to cargo, claims arising from collisions with other vessels, damage to other third-party property, pollution arising from oil or other substances and salvage, towing and other related costs, including wreck removal. Subject to the “capping” discussed below, the Company’s coverage, except for pollution, is unlimited.

The Company’s current protection and indemnity insurance coverage for pollution is $1.0 billion per vessel per incident. The thirteen P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. As a member of a P&I Association, which is a member of the International Group, the Company is subject to calls payable to the associations based on the group’s claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I Associations comprising the International Group.

Amendments to the Convention on Limitation of Liability for Maritime Claims, or LLMC, went into effect on June 8, 2015. The amendments alter the limits of liability for loss of life or personal injury claims and property claims against ship-owners.

Exchange Controls

The Company is an exempted company organized under the Bermuda Companies Act. The Bermuda Companies Act differs in some material respects from laws generally applicable to United States companies and their stockholders. However, a general permission issued by the Bermuda Monetary Authority, ("BMA"), results in the Company’s common shares being freely transferable among persons who are residents and non-residents of Bermuda. Each shareholder, whether a resident or non-resident of Bermuda, is entitled to one vote for each share of stock held by the shareholder.

The Company's common shares are listed on NASDAQ under the symbol "PANL".

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

INDUSTRY AND MARKET CONDITIONS

Market Overview

Ocean going vessels represent the most efficient and often the only means of transporting large volumes of dry cargo over long distances. Dry bulk cargo includes both major and lesser commodities such as coal, iron ore, grain, bauxite, cement clinker, and limestone. Dry bulk trade is influenced by the underlying demand for the dry bulk commodities which in turn is influenced by the global economic activity.

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

Dry bulk vessels are employed through a number of different chartering options. The most common are time charters, spot charters, and voyage charters. Historically, charter rates have been volatile as they are driven by the underlying balance between vessel supply and demand. Since 2011, rates have generally been low as a result of the excess of dry bulk carrier supply over the demand for dry bulk vessels. Ice class vessels, when operating in ice-bound areas, usually command a rate premium to conventional trades.

Dry Bulk Shipping — the Main Participants

In the dry bulk shipping industry there are multiple functions, with individual parties carrying out one or more of such functions. In general, the principal functions within dry bulk shipping are as follows:

•	Ship Owner or Registered Owner — Generally, this is an entity retaining the legal title of ownership over a vessel.

•
Ship Operator — Generally, this is an entity seeking to generate profit either through the chartering of ships (owned or chartered-in) to others, or from the transportation of cargoes. Entities focusing on the transportation of cargoes may engage in chartering of ships to other entities, but those companies focusing on chartering ships to other entities rarely act to carry cargoes for customers.

•
Shipmanager/Commercial Manager — This is an entity designated to be responsible for the day to day commercial management of the ship and the best contact for the ship regarding commercial matters, including post fixture responsibilities, such as laytime, demurrage, insurance and charter clauses. These companies undertake the activities of ship operators but, unlike a ship operator, they do not own or charter-in the vessels at their own risk.

•
Technical Manager — This is an entity specifically responsible for the technical operation and technical superintendence of a ship. This company may also be responsible for hiring, training and supervising ship officers and crew, and for all aspects of the day to day operation of the fleet, including repair work, spare parts inventory, re-engineering, surveys and dry-docking.

•	Cargo Owner — This is normally a producer (e.g., a miner), consumer (e.g., a steel mill) or trading house who requires transportation of cargo by a cargo focused ship operator.

The Freight Market

Dry bulk vessels are employed in the market through a number of different chartering options. The general terms typically found in these types of contracts are described below.

•
Time Charter.  A charter under which the vessel owner or operator is paid charterhire on a per-day basis for a specified period of time. Typically, the shipowner receives semi-monthly charterhire payments on a U.S. dollar-per-day basis and is responsible for providing the crew and paying vessel operating expenses, while the charterer is responsible for paying the voyage expenses and additional voyage insurance. The ship owner is also responsible for the vessel’s intermediate and special survey (heavy mandatory maintenance) costs. Under time charters, including trip time charters, the charterer pays all voyage expenses including port, canal and bunker (fuel) costs.

•	Trip Charter. A time charter for a trip to carry a specific cargo from a load port to a discharge port at a set daily rate.

•
Voyage Charter.  A charter to carry a specific amount and type of cargo on a load-port to discharge-port basis, subject to various cargo handling terms. Most of these charters are of a single voyage nature, as trading patterns do not encourage round trip voyage trading. The ship operator receives payment based on a price per ton of cargo loaded on board the vessel. The ship operator is responsible for the payment of all voyage expenses, as well as the costs of owning or hiring the vessel.

•	Spot Charter. A spot charter generally refers to a voyage charter or a trip charter, which generally last from 10 days to three months.

•
Contract of Affreightment.  A contract of affreightment, or COA, relates to the carriage of multiple cargoes over the same route and enables the service provider to nominate different vessels to perform the individual voyages. Essentially, it constitutes a series of voyage charters to carry a specified amount of cargo during the term of the CoA, which usually spans a number of months or years. Freight normally is agreed on a U.S. dollar-per-ton carried basis with bunker cost escalation or de-escalation adjustments.

•
Bareboat Charter.  A bareboat charter involves the use of a vessel, usually over longer periods of time (several years). In this case, all voyage expenses and vessel operating expenses, including maintenance, crewing and insurance, are for paid by the charterer. The owner of the vessel receives monthly charterhire payments on a U.S. dollar per day basis and is responsible only for the payment of capital costs related to the vessel. A bareboat charter is also known as a “demise charter” or a “time charter by demise.”

Charter Rates

As noted above, the bulk carrier market operates at two levels — period and spot. The former sees the charter commitment and income stream fixed over a period. The latter sees ships regularly open for new business and so most frequently exposed to the immediate volatility of market sentiment.

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

In some cases charters will include an additional payment known as a ballast bonus. A ballast bonus is a lump sum payment made to a shipowner or operator (by the charterer) as compensation for delivering a ship in a particular loading region of the world. For a ship to enter a loading region, an empty (ballast) leg may be required because there are no inbound cargoes. Normally the charterer will pay for this leg. The ballast bonus should reflect the cost of the empty ballast in terms of time and fuel. A typical fixture that involves a ballast bonus might be expressed as “freight hire of $10,000 per day, plus a ballast bonus of $100,000 lump sum”.

Within the dry bulk shipping industry, the freight rate indices issued by the Baltic Exchange in London are the references most likely to be monitored. These references are based on actual charter hire rates under charters entered into by market participants as well as daily assessments provided to the Baltic Exchange by a panel of major shipbrokers. The Baltic Exchange, an independent organization comprised of shipbrokers, shipping companies and other shipping players, provides daily independent shipping market information and has created freight rate indices reflecting the average freight rates for the major bulk vessel trading routes. These indices include the Baltic Panamax Index, or BPI, the index with the longest history and, more recently, the Baltic Capesize Index, or BCI.

Dry Bulk Trades Requiring Ice Class Tonnage

Ice class vessels are required to serve ports accessed by routes crossing seasonal or year-round ice-covered oceans, lakes, seas or rivers. Ice class vessels are mainly deployed in the Baltic Sea, the Northern Sea Route (NSR) and the Great Lakes/St. Lawrence Seaway. These regions have experienced strong trade growth in dry bulk cargoes, driven in particular by increased mining activities supported by strong commodity demand in Asia, decreased level of ice, and technology advancement in shipping. However, the NSR experienced a steep drop in tons of cargo transported between Asia and Europe during 2014 and 2015, as low fuel prices made the NSR less attractive for ship-owners. Cargo traffic to and from Russian ports is expected to increase in the coming years, mainly representing supplies and cargo for new industrial projects.

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

Risks Relating to the Company’s Industry

The cyclical and volatile nature of the seaborne drybulk transportation industry may lead to decreases in charter and freight rates, which may have an adverse effect on the Company’s revenues, earnings and profitability and its ability to comply with its loan covenants. Demand remains weak, rates are at the lowest point since 1985 and asset values for modern tonnage continue to decline due to the over-supply of dry bulk carriers.

The seaborne drybulk transportation industry is cyclical and volatile, and the downturn in the drybulk charter market has severely affected the entire drybulk shipping industry. There can be no assurance that drybulk charter rates will increase and rates could decline further. The decline in and volatility of charter and freight rates has been due to various factors, including lower crude oil prices, falling demand from China, a strong U.S. Dollar and the associated weakening of other world currencies and the deflationary cycle being experienced in many commodities such as iron ore, coal and agricultural products. Concurrently, with these factors, vessel supply continues to increase.

Although our operating fleet is primarily chartered-in on a short term basis and though lower charter rates result in lower charter hire costs, low charter and freight rates in the drybulk market could have an adverse effect on our vessel values and earnings on our owned fleet, and similarly, could affect our cash flows, liquidity and ability to comply with the financial covenants in our loan agreements. In addition, the decline in the drybulk carrier market has had and may continue to have additional adverse consequences for the drybulk shipping industry, including an absence of financing for vessels and little or no active secondhand market for the sale of vessels. Accordingly, the value of our common shares could be substantially reduced.

Because we employ our vessels under a mix of voyage charters and time charters and contracts of affreightment (COA’s), which typically extend for varying lengths of time of from one month to ten years, we are exposed to changes in market rates for drybulk carriers and such changes may affect our earnings and the value of our owned drybulk carriers at any given time. A COA relates to the carriage of multiple cargoes over the same route and enables the COA holder to nominate different vessels to perform individual voyages. We may not be able to successfully employ our vessels in the future or renew existing contracts at rates sufficient to allow us to meet our obligations. We are also exposed to volatility in the market rates we pay to charter-in vessels. Fluctuations in charter and freight rates result from changes in the supply of and demand for vessel capacity and changes in the demand for seaborne carriage of commodities. Because the factors affecting the supply of and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable.

Factors that influence demand for vessel capacity include:

•	supply of and demand for energy resources, commodities, semi-finished and finished consumer and industrial products;

•	changes in the exploration or production of energy resources, commodities, semi-finished and finished consumer and industrial products;

•	the location of regional and global exploration, production and manufacturing facilities;

•	the location of consuming regions for energy resources, commodities, semi-finished and finished consumer and industrial products;

•	the globalization of production and manufacturing;

•	global and regional economic and political conditions, including armed conflicts, terrorist activities, embargoes and strikes;

•	natural disasters and other disruptions in international trade;

•	developments in international trade;

•	changes in seaborne and other transportation patterns, including the distance cargo is transported by sea;

•	environmental and other regulatory developments;

•	currency exchange rates;

•	bunker (fuel) prices; and

•	weather.

The factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	port and canal congestion;

•	the scrapping rate of older vessels;

•	vessel casualties;

•	the number of vessels that are out of service.

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

The market supply of drybulk carriers has been increasing as a result of the delivery of numerous newbuilding orders over the last few years. Newbuildings have been delivered in significant numbers since the beginning of 2006 and vessel supply growth has been outpacing vessel demand growth, causing downward pressure on charter rates. Until the new supply is fully absorbed by the market, charter rates may continue to be under pressure due to vessel supply in the near to medium term. Although the Company typically enters into back-haul COAs to offset the large uncompensated cost of positioning vessels for front–haul voyages, if market conditions persist or worsen, upon the expiration or termination of our COAs, we may only be able to re-employ our vessels at reduced or unprofitable rates, or we may not be able to employ our vessels at all. The occurrence of these events could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

In addition, as vessels grow older, they generally decline in value. If the market values of our owned vessels decrease, we may not be in compliance with certain covenants in our credit facilities secured by mortgages on our drybulk vessels unless we provide additional collateral or prepay a portion of the loan to a level where we are again in compliance with our loan covenants. As of December 31, 2015, we were not in compliance with certain covenants contained in our debt agreements and therefore obtained waivers from the facility agents. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Borrowing Activities.”

In addition, if we sell one or more of our vessels at a time when vessel prices have fallen and before we have recorded an impairment adjustment to our consolidated financial statements, the sale proceeds may be less than the vessel’s carrying value on our consolidated financial statements, resulting in a loss and a reduction in earnings.

The carrying amounts of vessels held and used by us are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel’s carrying amount. This assessment is made at the asset group level which represents the lowest level for which identifiable cash flows are largely independent of other groups of assets. The asset groups are defined by vessel size and classification. At December 31, 2015, we identified a potential impairment indicator by reference to industry-wide estimated market values of all vessels of the same size range and age. As a result, we evaluated each asset group for impairment by estimating the total undiscounted cash flows expected to result from the use of the asset group and its eventual disposal. At December 31, 2015, the carrying amount of the m/v Nordic Barents and the m/v Nordic Bothnia were determined to be higher than their estimated undiscounted future cash flows due to the decline in market rates expected to be earned for the remaining estimated useful life of the vessels. As a result, a loss on impairment of approximately $3.5 million is included in the consolidated statements of operations for the year ended December 31, 2015.

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

Also, as a result of concerns about the stability of financial markets generally, and the solvency of counterparties specifically, the cost of obtaining money from the credit markets may increase if lenders increase interest rates, enact tighter lending standards, refuse to refinance existing debt at all or on terms similar to current debt, and reduce, or cease to provide funding to borrowers. Due to these factors, additional financing may not be available if needed and to the extent required, on acceptable terms or at all. If additional financing is not available when needed, or is available only on unfavorable terms, we may be unable to expand or meet our obligations as they come due or we may be unable to enhance our existing business, complete additional vessel acquisitions or otherwise take advantage of business opportunities as they arise.

Our revenues are subject to seasonal fluctuations, which could affect our operating results and our ability to pay dividends, if any, in the future.

We operate our drybulk vessels in markets that have historically exhibited seasonal variations in demand and, as a result, in charter and freight rates. This seasonality may result in quarter-to-quarter volatility in our operating results, which could affect our ability to pay dividends, if any, in the future. The drybulk carrier market is typically stronger in the fall and winter months due to demand increases arising from agricultural harvest and increased coal demand in preparation for winter in the Northern Hemisphere. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and supplies of certain commodities. This seasonality may adversely affect our operating results and our ability to pay dividends, if any, in the future.

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

The operation of certain ship types, such as drybulk carriers, has certain unique risks. With a drybulk carrier, the cargo itself and its interaction with the ship can be a risk factor. By their nature, drybulk cargoes are often heavy, dense, easily shifted, and react badly to water exposure. In addition, drybulk carriers are often subjected to battering treatment during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold), and small bulldozers. This treatment may cause damage to the vessel. Vessels damaged due to treatment during unloading procedures may be more susceptible to breach at sea. Furthermore, any defects or flaws in the design of a drybulk carrier may contribute to vessel damage. Hull breaches in drybulk carriers may lead to the flooding of the vessels holds. If a drybulk carrier suffers flooding in its holds, the bulk cargo may become so dense and waterlogged that its pressure may buckle the vessel's bulkheads, leading to the loss of the vessel. If we are unable to adequately maintain our vessels, we may be unable to prevent these events. Any of these circumstances or events could negatively impact our business, financial condition, results of operations and our ability to pay dividends, if any, in the future. In addition, the loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator.

Our vessels may call on ports located in countries that are subject to restrictions imposed by the U.S. or other governments, which could adversely affect our reputation and the market for our common shares.

On our charterers' instructions, notwithstanding contractual restrictions agreed with us, our vessels may call on ports or operate in countries subject to sanctions and embargoes imposed by the U.S. government and other authorities or countries identified by the U.S. government or other authorities as state sponsors of terrorism, such as Iran, Sudan and Syria. The U.S. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. In 2010, the U.S. enacted the Comprehensive Iran Sanctions Accountability and Divestment Act, or CISADA, which amended the Iranian Transactions and Sanctions Regulations, ("ITSR"). Among other things, CISADA introduced limits on the ability of companies and persons to do business or trade with Iran when such activities relate to the investment, supply or export of refined petroleum or petroleum products. In 2012, President Obama signed Executive Order 13608 which prohibits foreign persons from violating or attempting to violate, or causing a violation of any sanction in effect against Iran or facilitating any deceptive transactions for or on behalf of any person subject to U.S. sanctions. Any persons found to be in violation of Executive Order 13608 will be deemed a foreign sanctions evader and will be banned from all contacts with the United States, including conducting business in U.S. dollars. Also in 2012, President Obama signed into law the Iran Threat Reduction and Syria Human Rights Act of 2012, or the Iran Threat Reduction Act, which created new sanctions and strengthened existing sanctions. Among other things, the Iran Threat Reduction Act intensified existing sanctions regarding the provision of goods, services, infrastructure or technology to Iran's petroleum or petrochemical sector. On January 16, 2015, the United States lifted the nuclear-related secondary sanctions, however, such sanctions generally are directed toward non-U.S. persons for specified conduct involving Iran that occurs entirely outside of U.S. jurisdiction.

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

The operation of our vessels is affected by the requirements set forth in the United Nations’ International Maritime Organization’s International Management Code for the Safe Operation of Ships and Pollution Prevention, or ISM Code. The ISM Code requires ship owners and ship managers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation for dealing with emergencies. The failure of a shipowner to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. Each of the vessels owned or operated by the Company is ISM Code-certified.

In addition, vessel classification societies impose significant safety and other requirements on our vessels. In complying with current and future environmental requirements, vessel owners and operators may incur significant additional costs for maintenance and inspection requirements, in developing contingency arrangements for potential spills and in obtaining insurance coverage. Government regulation of vessels, particularly in the areas of safety and environmental protection requirements, can be expected to become stricter in the future and may require us to incur significant capital expenditures to keep our vessels in compliance.

We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.

Our operations are subject to numerous laws and regulations in the form of international conventions and treaties, national, state and local laws and national and international regulations in force in the jurisdictions in which our vessels operate or are registered, which can significantly affect the ownership cost and operation of our vessels. These requirements include, but are not limited to, European Union Regulations, the International Convention for the Prevention of Pollution from Ships of 1975, the International Maritime Organization, or IMO, International Convention for the Prevention of Marine Pollution of 1973, the IMO International Convention for the Safety of Life at Sea of 1974, the International Convention on Load Lines of 1966, the U.S. Oil Pollution Act of 1990, or OPA, the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, the U.S. Clean Air Act, U.S. Clean Water Act and the U.S. Marine Transportation Security Act of 2002.

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

Changes in fuel prices may adversely affect profits.

Fuel, or bunkers, is typically the largest expense in our shipping operations for our vessels. Changes in the price of fuel may adversely affect our profitability. When we operate vessels under COAs or voyage charters, we are responsible for all voyage costs, including bunkers. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Further, fuel may become much more expensive in the future, which may reduce our profitability. We continually monitor the market volatility associated with bunker prices and seek to hedge our exposure to changes in the price of marine fuels with our bunker hedging program. However, falling fuel prices resulted in mark to market adjustments of open fuel swaps in the fourth quarter of 2015 and in the third and fourth quarters of 2014. Please see “The Company’s Management and Discussion Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risks — Fuel Swap Contracts.”

In the highly competitive international shipping industry, we may not be able to compete successfully for time-charter vessels or for vessel employment with new entrants or established companies with greater resources and, as a result, we may be unable to employ our vessels profitably or to charter-in vessels at reasonable rates.

We charter-in and employ our vessels in a highly competitive market that is capital intensive and highly fragmented. Competition arises primarily from other vessel owners and operators, some of whom have substantially greater resources than we do. Competition for seaborne transportation of drybulk cargo by sea is intense and depends on the charter or freight rate and on the location, size, age, condition and acceptability of the vessel and its operators. Due to the highly fragmented market, competitors with greater resources are able to operate larger fleets through consolidations or acquisitions and may be able to offer lower charter or freight rates and higher quality vessels than we are able to offer. If we are unable to successfully compete with other drybulk shipping operators, we may be unable to retain customers or attract new customers, which would have an adverse impact on our results of operations.

Labor interruptions could disrupt our business.

Our vessels are manned by masters, officers and crews that are contracted by our technical managers. If not resolved in a timely and cost-effective manner, industrial action or other labor unrest could prevent or hinder our operations from being carried out normally and could have a material adverse effect on our business, financial condition, results of operations and cash flows, and on our ability to pay dividends.

Acts of piracy on ocean-going vessels have had and may continue to have an adverse effect on our industry.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean, Asia and in the Gulf of Aden off the coast of Somalia. Although the frequency of sea piracy continued to decrease during 2015, sea piracy incidents continue to occur, predominantly in Asia, in and around the Singapore Strait and the Gulf of Guinea off the West African coast. Dry bulk vessels and small tankers are particularly vulnerable to such attacks. If these piracy attacks result in regions in which our vessels are deployed being characterized as “war risk” zones by insurers, as the Gulf of Aden temporarily was in May 2008, or Joint War Committee “listed areas,” premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including costs to employ onboard security guards, could increase in such circumstances. Furthermore, the obligations for charter hire payments and determination of on-hire days is unclear with respect to piracy. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, any detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

Political instability, terrorist attacks and international hostilities can affect the seaborne transportation industry, which could adversely affect our business.

We conduct most of our operations outside of the United States, and our business, results of operations, cash flows, financial condition and ability to pay dividends, if any, in the future may be adversely affected by changing economic, political and government conditions in the countries and regions where our vessels are employed or registered. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political conflicts, including the current political instability in the Middle East, Ukraine, North Africa, North Korea and other geographic countries and areas, terrorist or other attacks, war or international hostilities. Terrorist attacks and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks around the world, continues to cause uncertainty in the world's financial markets and may affect our business, operating results and financial condition. Continuing conflicts and recent developments in the Middle East, Ukraine and North Africa, and the presence of U.S. or other armed forces in Iraq, Afghanistan and various other regions, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea and the Gulf of Aden off the coast of Somalia. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

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

We expect to derive a significant part of our revenue and cash flow from a relatively small number of repeat customers. For the year ended December 31, 2015, one customer accounted for 13% of our revenues. For the fiscal years ended December 31, 2015 and 2014, our top two customers accounted for 22% and 15% of our revenues, respectively. If one or more of our significant customers is unable to perform under one or more charters or COAs with us and we are not able to find a replacement charter or COA, or if a customer exercises certain rights to terminate the charter or COA, we could suffer a loss of revenues that could materially adversely affect our business, financial condition, results of operations and cash available for distribution as dividends to our shareholders.

We could lose a customer or the benefits of a charter or COA if, among other things:

•	the customer fails to make charter payments because of its financial inability, disagreements with us or otherwise; or

•	the customer terminates the charter because we do not perform in accordance with such charter and do not cure such failures within a specified period.

If we lose a key customer, we may be unable to obtain replacement charters or COAs on comparable terms or at all. The loss of any of our customers, COAs, charters or vessels, or a decline in payments under our agreements, could have a material adverse effect on our business, results of operations and financial condition and our ability to pay dividends to our shareholders.

On February 8, 2016, the party to one of the Company’s COAs filed for Chapter 11 bankruptcy protection. This customer accounted for 13% of total revenue in 2015. The Company continues to provide logistics services to this customer post-petition and has been compensated for services provided post-petition. The majority of pre-petition accounts receivable has been reserved for in accordance with the Company’s policy regarding allowances for doubtful accounts. The Company will continue to closely monitor the developments in the bankruptcy proceedings; however, as of the time of this filing, we do not expect any disruption to the services we provide under this contract.

We are a holding company, and depend on the ability of our subsidiaries, through which we operate our business, to distribute funds to us in order to satisfy our financial obligations or to make dividend payments.

We are a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets. The equity interests in our vessel-owning subsidiaries represent a significant portion of our operating assets. As a result, our ability to satisfy our financial obligations and to pay dividends to our shareholders depends on the ability of our subsidiaries to generate profits available for distribution to us and, to the extent that they are unable to generate profits, we will be unable to pay dividends to our shareholders.

We are subject to certain risks with counterparties on contracts and the failure of such counterparties to meet their obligations could cause us to suffer losses or otherwise adversely affect our business and ability to comply with covenants in our loan agreements.

We enter into various contracts that are material to the operation of our business, including COAs, time charters and voyage charters under which we employ our vessels, and charter agreements under which we charter-in vessels. We also enter into loan agreements and hedging agreements, such as interest rate swap agreements, bunker swap agreements, and forward freight agreements, or FFAs. Such agreements subject us to counterparty risks. The ability and willingness of each of our counterparties to perform its obligations under a contract with us will depend on a number of factors that are beyond our control, including, among other things, general economic conditions, the condition of the drybulk shipping industry, the overall financial condition of our counterparty, prevailing prices for drybulk cargoes, rates received for specific types of vessels and voyages, and various expenses. In addition, in depressed market conditions, our customers may no longer need us to carry a cargo that is currently under contract or may be able to obtain carriage at a lower rate. If our customers fail to meet their obligations to us or attempt to renegotiate our employment agreements it may be difficult to secure suitable substitute employment for such vessel, and any new charter arrangements we secure may be at lower rates or, if our counterparties fail to deliver a vessel we have agreed to charter-in, or if a counterparty otherwise fails to honor its obligations to us under a contract, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends to holders of our common shares in the amounts anticipated or at all and compliance with covenants in our secured loan agreements.

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

Our credit facilities, which are secured by mortgages on our vessels, impose certain operating and financial restrictions on us, mainly to ensure that the market value of the mortgaged vessel under the applicable credit facility does not fall below a certain percentage of the outstanding amount of the loan, which we refer to as the collateral maintenance or loan to value ratio. In addition, certain of our credit facilities include other financial covenants, which require us to, among other things, maintain:

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

Non-compliance with any of our financial covenants or operating restrictions contained in our credit facilities may constitute an event of default under our credit facilities, which, unless cured within the grace period set forth under the applicable credit facility, if applicable, or waived or modified by our lenders, provides our lenders with the right to, among other things, require us to post additional collateral, enhance our equity and liquidity, increase our interest payments, pay down our indebtedness to a level where we are in compliance, sell vessels in our fleet, reclassify our indebtedness as current liabilities, accelerate our indebtedness, or foreclose their liens on our vessels and the other assets securing the credit facilities, which would impair our ability to continue to conduct our business.

As of December 31, 2015, we were in not in compliance with certain covenants contained in our debt agreements and had to obtain waivers from the facility agents. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Borrowing Activities.”

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

We are a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common shares less attractive to investors.

We are a “smaller reporting company,” as defined in the Securities Act of 1934, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Such exemptions may be available until the our public float exceeds $75 million as of the last day of our most recently completed second fiscal quarter. Investors may find our common shares and the price of our common shares less attractive because we rely, or may rely, on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and the price of our common shares may be more volatile.

Obligations associated with being a public company require significant company resources and management attention, and we will incur increased costs as a result of being a public company.

We will continue to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the other rules and regulations of the SEC, including Sarbanes-Oxley, and requirements of the NASDAQ Global Select Market. These requirements and rules may place a strain on our systems and resources. For example, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and Sarbanes-Oxley requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. These reporting and other obligations will place significant demands on our management, administrative, operational and accounting resources and will cause us to incur significant legal, accounting and other expenses that we had not previously incurred. The expenses incurred by public companies, generally, for reporting and corporate governance purposes have been increasing and the costs we will incur for such purposes may strain our resources. We expect these rules and regulations to increase our legal and financial compliance costs, divert management's attention to ensure compliance and to make some activities more time-consuming and costly. We may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function, and hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. In addition, our limited management resources may exacerbate the difficulties in complying with these reporting and other requirements while focusing on executing our business strategy. Our incremental general and administrative expenses as a publicly traded corporation will include costs associated with reports to shareholders, tax returns, investor relations, registrar and transfer agent’s fees, incremental director and officer liability insurance costs and director compensation. We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the degree of impact that our management’s attention to these matters will have on our business. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, results of operations and financial condition. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common shares, fines, sanctions and other regulatory action.

We are required to comply with certain provisions of Section 404 of Sarbanes-Oxley, although as a smaller reporting company, we will be exempt from certain of its requirements for so long as we remain as such. For example, Section 404 of Sarbanes-Oxley requires that we and our independent auditors report annually on the effectiveness of our internal control over financial reporting, however, as a smaller reporting company, we may take advantage of an exemption from the auditor attestation requirement. Once we are no longer a smaller reporting company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent auditors on the effectiveness of our internal control over financial reporting. Management, however, is not exempt from this requirement, and is required to, among other things, maintain and periodically evaluate our internal control over financial reporting and disclosure controls and procedures. In particular, we will need to perform system and process evaluation and testing of our internal control over financial reporting to allow us to report on the effectiveness of our internal control over financial reporting, as required.

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

A vessel must undergo annual surveys, intermediate surveys and special surveys. In lieu of a special survey, a vessel’s machinery may be on a continuous survey cycle, under which the machinery would be surveyed periodically over a five-year period. Our vessels are on special survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel must undergo regulatory surveys of its underwater parts every 30 to 60 months.

If a vessel fails any annual survey, intermediate survey or special survey, the vessel may be unable to trade between ports and, therefore, would be unemployable, potentially causing a negative impact on our revenues due to the loss of revenues from such vessel until it was able to trade again.

If we purchase and operate secondhand vessels, we may be exposed to increased operating costs which could adversely affect our earnings and, as our fleet ages, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.

As part of our current business strategy to increase our owned fleet, we may acquire new and secondhand vessels. While we typically inspect secondhand vessels prior to purchase, this does not provide us with the same knowledge about their condition that we would have had if these vessels had been built for and operated exclusively by us. Even if we physically inspect a secondhand vessel, an inspection does not provide us with the same knowledge about its condition that we would have if the vessel had been operated exclusively by us. Accordingly, we may not discover defects or other problems with secondhand vessels prior to purchase or charter, or may incur costs to terminate a purchase agreement. Any such hidden defects or problems, when detected, may be expensive to repair, and if not detected, may result in accidents or other incidents for which we may become liable to third parties.

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

We estimate the useful life of most of our vessels to be 25 years to 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of our fleet range from 4 to 25 years, depending on the type of vessel and market conditions. The average age of our owned drybulk carriers at the time of this filing is approximately 10 years. A portion of our cash flows and income are dependent on the revenues earned by employing our vessels. If we are unable to replace the vessels in our fleet upon the expiration of their useful lives, our business, results of operations, financial condition and ability to pay dividends could be materially and adversely affected. We currently do not maintain reserves for vessel replacements. We intend to finance vessel replacements from internally generated cash flow, borrowings under our credit facilities or additional equity or debt offerings.

Our ability to obtain additional debt financing, or refinance any existing indebtedness, may be dependent on the performance and length of our COAs and charters and the creditworthiness of our contract counterparties.

The performance and length of our COAs and charters and the actual or perceived credit quality of our contract counterparties, and any defaults by them, may materially affect our ability to obtain the additional capital resources required to purchase additional vessels or may significantly increase our costs of obtaining such capital. Our inability to obtain additional financing on acceptable terms or at all may materially affect our results of operations and our ability to implement our business strategy.

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

We have had and in the future may identify material weaknesses in our internal control over financial reporting that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements

Our management team is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Prior to the Mergers, the Company was not a public reporting company and did not have a sufficient number of accounting personnel or adequate systems to maintain an effective system of internal control over financial reporting. We and our independent registered public accounting firm identified material weaknesses during the preparation of our financial statements as of and for the year ended December 31, 2014. During 2015, we made significant improvements to our internal controls and remediated the material weaknesses in internal control over financial reporting identified in 2014. While these measures correct the material weaknesses identified by us or our independent registered public accounting firm, we cannot assure that there will not be other material weaknesses that we or our independent registered public accounting firm will identify. If additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize, and report financial information timely and accurately.

Risks Related To Our Common Shares

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

We may require additional capital to expand our business and increase revenues, add liquidity in response to negative economic conditions, meet unexpected liquidity needs caused by industry volatility or uncertainty and reduce our outstanding indebtedness under our existing facilities. To the extent that our existing capital and borrowing capabilities are insufficient to meet these requirements and cover any losses, we will need to raise additional funds through debt or equity financings, including offerings of our common shares, securities convertible into our common shares, or rights to acquire our common shares, or curtail our growth and reduce our assets or restructure arrangements with existing security holders. Any equity or debt financing, or additional borrowings, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our shareholders, as described further below, and the securities issued in future financings may have rights, preferences and privileges that are senior to those of our common shares. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital. If we cannot raise funds on acceptable terms if and when needed, we may not be able to take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements.

Future issuances of our common shares could dilute our shareholders’ interests in our company.

We may, from time to time, issue additional common shares to support our growth strategy, reduce debt or provide us with capital for other purposes that our Board of Directors believes to be in our best interest.  To the extent that an existing shareholder does not purchase additional shares that we may issue, that shareholder’s interest in our company will be diluted, which means that its percentage of ownership in our company will be reduced.  Following such a reduction, that shareholder’s common shares would represent a smaller percentage of the vote in our Board of Directors’ elections and other shareholder decisions.

Volatility in the market price and trading volume of our common shares could adversely impact the trading price of our common shares.

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market factors may materially reduce the market price of our common shares, regardless of our operating performance. The market price of our common shares, which has experienced significant price and volume fluctuations in recent months, could continue to fluctuate significantly for many reasons, including in response to the risks described herein or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common shares would adversely impact the value of your common shares.

Classified Board of Directors.

Our Board of Directors are divided into three classes of directors serving staggered, three-year terms beginning upon the expiration of the initial term for each class. This classified board provision could discourage a third party from making a tender offer for our shares or attempting to obtain control of us.  It could also delay shareholders who do not agree with the policies of our Board of Directors from removing a majority of our Board of Directors for up to two years.

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

We are incorporated in Bermuda and substantially all of our assets are located outside the United States. In addition, one of our directors is a non-resident of the United States, and all or a substantial portion of such director’s assets are located outside the United States. As a result, it may be difficult or impossible for U.S. investors to serve process within the United States. upon us or our directors and executive officers, or to enforce a judgment against us for civil liabilities in United States courts.

In addition, you should not assume that courts in the countries in which we are incorporated or where our assets are located would enforce judgments of United States courts obtained in actions against us based upon the civil liability provisions of applicable United States federal and state securities laws or would enforce, in original actions, liabilities against us based on those laws.

Because we are a foreign corporation, you may not have the same rights that a shareholder in a U.S. corporation may have.

We are a Bermuda exempted company. Our memorandum of association and bye-laws and the Companies Act, 1981 of Bermuda, or the Companies Act, govern our affairs. The Companies Act does not as clearly establish your rights and the fiduciary responsibilities of our directors as do statutes and judicial precedent in some United States jurisdictions. Therefore, you may have more difficulty in protecting your interests as a shareholder in the face of actions by the management, directors or controlling shareholders than would shareholders of a corporation incorporated in a United States jurisdiction. There is a statutory remedy under Section 111 of the Companies Act which provides that a shareholder may seek redress in the courts as long as such shareholder can establish that our affairs are being conducted, or have been conducted, in a manner oppressive or prejudicial to the interests of some part of the shareholders, including such shareholder. However, you may not have the same rights that a shareholder in a United States corporation may have.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

 ITEM 2. PROPERTIES.

Phoenix Bulk Carriers (US) LLC, the administrative agent for the Company, maintains office space at 109 Long Wharf, Newport, Rhode Island 02840. The building is owned by 109 Long Wharf LLC (“Long Wharf”), a wholly-owned subsidiary of the Company since September 1, 2014. Long Wharf was previously owned by certain of the Company’s Executive Officers and Directors. The Company leases office space in Copenhagen, Athens and Singapore.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are traded on The Nasdaq Capital Market under the symbol PANL. The following table sets forth the high and low sales prices for our common shares for the periods indicated since our common shares began public trading (as PANL) on October 3, 2014.

2015	High	Low

Fourth Quarter	$3.65	$2.57
Third Quarter	$3.68	$2.72
Second Quarter	$3.77	$2.22
First Quarter	$4.70	$2.70

2014	High	Low

Fourth Quarter	$10.09	$4.51

Holders

As of March 23, 2016, there were approximately 446 holders of record of our common shares.

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

In addition, since we are a holding company with no material assets other than the shares of our subsidiaries through which we conduct our operations, our ability to pay dividends will depend on our subsidiaries’ distributing to us their earnings and cash flows. During the year ended December 31, 2015 and December 31, 2014, we did not declare any dividends on our common shares. We cannot assure you that we will be able to pay regular quarterly dividends, and our ability to pay dividends will be subject to the limitations set forth above and in the section of this Form 10-K titled “Risk Factors.”

Use of Proceeds

Not applicable

Purchases of Equity Securities by Issuer and Affiliates

Not applicable

Securities Authorized for Issuance Under Equity Compensation Plan

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plan.

 ITEM 6. SELECTED FINANCIAL DATA.

(in thousands, except shipping days data)	As of and for the years ended December 31,
	2015	2014
Selected Data from the Consolidated Statements of Operations
Voyage revenue	$266,673	$345,236
Charter revenue	20,660	53,040
Total revenue	287,333	398,276
Expenses:
Charter expense	125,635	189,475
Voyage expense	75,922	149,654
Vessel operating expenses	31,560	29,583
General and administrative	14,966	12,831
Depreciation and amortization	12,731	11,668
Loss on impairment of vessels	5,354	11,507
Loss (gain) on sale of vessels	639	(3,948)
Total expenses	266,807	400,770
Income from operations	20,526	(2,494)
Total other expense, net	(7,159)	(11,154)
Net income	13,367	(13,648)
Income attributable to noncontrolling interests	(2,091)	1,519
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$11,276	$(12,129)

Selected Data from the Consolidated Balance Sheets
Cash	$37,520	$29,818
Total assets	$366,963	$331,659
Total third-party debt (current and long-term)	$148,995	$107,434
Total preferred equity and shareholders' equity	$165,316	$101,198

Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$26,009	$19,715
Net cash used in investing activities	$(64,049)	$(34,297)
Net cash provided by financing activities	$45,742	$25,472
Adjusted EBITDA(1)	$38,611	$20,681

Shipping Days(2)
Voyage days	11,671	13,056
Time charter days	2,423	3,896
Total shipping days	14,094	16,952

TCE Rates ($/day)(3)	$11,473	$12,317

(1)
Adjusted EBITDA represents operating earnings before interest expense, income taxes, depreciation and amortization, loss on impairment of vessels and other non-operating income and/or expense, if any. Adjusted EBITDA is included because it is used by management and certain investors to measure operating performance and is also reviewed periodically as a measure of financial performance by Pangaea's Board of Directors. Adjusted EBITDA is not an item recognized by the generally accepted accounting principles in the United States of America, or U.S. GAAP, and should not be considered as an alternative to net income, operating income, or any other indicator of a company's operating performance required by U.S. GAAP. Pangaea’s definition of Adjusted EBITDA used here may not be comparable to the definition of EBITDA used by other companies. A reconciliation of income from operations to Adjusted EBITDA is as follows:

Income from operations	$20,526	$(2,494)
Depreciation and amortization	12,731	11,668
Loss on impairment of vessels	5,354	11,507
Adjusted EBITDA	$38,611	$20,681

(2)
Shipping days are defined as the aggregate number of days in a period during which its owned or chartered-in vessels are performing either a voyage charter (voyage days) or time charter (time charter days).

(3)
Pangaea defines time charter equivalent, or “TCE,” rates as total revenues less voyage expenses divided by the length of the voyage, which is consistent with industry standards. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because rates for vessels on voyage charters are generally not expressed in per-day amounts while rates for vessels on time charters generally are expressed in such amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of those financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, expenses and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions and conditions. Significant estimates include the establishment of the allowance for doubtful accounts and the estimate of salvage value used in determining vessel depreciation expense.

Critical accounting policies are those that reflect significant judgments or uncertainties and potentially result in materially different results under different assumptions and conditions. The critical accounting policies are revenue recognition, deferred revenue, allowance for doubtful accounts, vessels and depreciation and long-lived assets impairment considerations.

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

Charter revenues relate to a time charter arrangement under which the Company is paid charter hire on a per day basis for a specified period of time. Revenues from time charters are earned and recognized on a straight-line basis over the term of the charter, as the vessel operates under the charter. Revenue is not earned when vessels are offhire.

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

Depreciation is provided using the straight-line method over the remaining estimated useful lives of the vessels based on cost less salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $375 per lightweight ton which was determined by reference to quoted rates and is reviewed annually. The Company estimates the useful life of its vessels to be 25 years to 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of the current fleet are 4 − 25 years. The Company does not incur depreciation expense when vessels are taken out of service for drydocking.

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

Long-lived Assets Impairment Considerations. The carrying values of the Company’s vessels may not represent their fair market value or the amount that could be obtained by selling the vessel at any point in time because the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the pricing of new vessels. Historically, both charter rates and vessel values tend to be cyclical. The carrying value of each group of vessels (allocated by size, age and major characteristic or trade), which are classified as held and used by the Company, are reviewed for potential impairment when events or changes in circumstances indicate that the carrying value of a particular group may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the group and its eventual disposition is less than its carrying value. This assessment is made at the group level, which represents the lowest level for which identifiable cash flows are largely independent of other groups of assets. The asset groups established by the Company are defined by vessel size and major characteristic or trade.

The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include the Company’s estimate of future TCE rates based on current rates under existing charters and contracts or an index TCE rate applicable to the size of the ship. When existing contracts expire, the Company uses an estimated TCE based on actual results and extends these rates out to the end of the vessel’s useful life. TCE rates can be highly volatile, may affect the fair value of the Company’s vessels and may have a significant impact on the Company’s ability to recover the carrying amount of its fleet. Accordingly, the volatility is contemplated in the undiscounted projected net operating cash flow by using a sensitivity analysis based on percent changes in the TCE rates. The Company prepares a series of scenarios in an attempt to capture the range of possible trends and outcomes. For example, in the event that TCE rates over the estimated useful lives of the entire fleet are 10% lower than expected, the impact on the total undiscounted projected net operating cash flow would be a decrease of 22%. Projected net operating cash flows are net of brokerage and address commissions and assume no revenue on scheduled offhire days. The Company uses the current vessel operating expense budget, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows. If these projected cash flows do not exceed the carrying value of the asset group, an impairment charge would be recognized.

At December 31, 2015 and 2014, the Company identified a potential impairment indicator by reference to industry-wide estimated market values of its vessel groups. As a result, the Company evaluated each group for impairment by estimating the total undiscounted cash flows expected to result from the use of the group and its eventual disposal.

At December 31, 2105, the carrying amount of the m/v Nordic Barents and m/v Nordic Bothnia were determined to be higher than their estimated undiscounted future cash flows because estimated TCE rates anticipated in the analysis have declined. The decrease in TCE rates is due to the fact that these vessels are older and are not preferable in a weakening market where there is an oversupply of newer tonnage. As a result, a loss on impairment of these vessels totaling approximately $5.4 million is included in the consolidated statements of operations.

At December 31, 2014, the carrying amount of the m/v Bulk Discovery was determined to be higher than its estimated undiscounted future cash flows because of the higher than expected estimate of upcoming drydocking costs. At December 31, 2014, the carrying amount of the m/v Nordic Barents and m/v Nordic Bothnia were determined to be higher than their estimated undiscounted future cash flows because the TCE rates anticipated in the Company’s annual budget for 2015, which were used to calculate such cash flows, were lower than the rates forecasted as of the third quarter due to deteriorated market conditions in the fourth quarter. As a result, a loss on impairment of approximately $10.0 million is included in the consolidated statements of operations for the year ended December 31, 2014. In addition, the Company sold the m/v Bulk Cajun in February 2015. A loss on impairment of approximately $1.5 million was included in the consolidated statements of operations for the year ended December 31, 2014 because the vessel was sold for its scrap value, which was less than its carrying amount.

The table set forth below indicates the purchase price of the Company’s vessels and the carrying value of each vessel as of December 31, 2015.

(In thousands of U.S. dollars)

Vessel Name	Date Acquired	Size	Purchase Price	Carrying Value
m/v Nordic Orion	April 2012	PMX-1A	$32,363	$29,243
m/v Nordic Odyssey	April 2012	PMX-1A	32,691	28,537
m/v Nordic Oshima	September 2014	PMX-1A	33,709	32,540
m/v Nordic Odin	February 2015	PMX-1A	32,625	32,972
m/v Nordic Olympic	February 2015	PMX-1A	32,600	32,781
m/v Bulk Pangaea	December 2009	PMX	26,500	19,556
m/v Bulk Patriot	October 2011	PMX	15,350	13,733
m/v Bulk Juliana	April 2012	SMX	14,750	13,096
m/v Bulk Trident	September 2012	SMX	17,010	15,697
m/v Bulk Beothuk	February 2013	SMX	14,197	12,653
m/v Bulk Newport	September 2013	SMX	15,546	14,109
m/v Nordic Bothnia	January 2014	HMX-1A	7,640	3,700
m/v Nordic Barents	March 2014	HMX-1A	7,640	3,700
Total			$239,556	$252,317

The table set forth below indicates the total cost of the Company’s newbuildings on order. As of December 31, 2015, the Company made deposit payments of $42.5 million for the purchase of these newbuildings.

(In thousands of U.S. dollars)

Vessel Name	Date Acquired	Size	Purchase Price	Carrying Value
m/v Nordic Oasis (1)	January 2016	PMX-1A	32,600	N/A
Newbuild 5(2)	Q1 2017	UMX-1C	28,950	N/A
Newbuild 6(2)	Q1 2017	UMX-1C	28,950	N/A
Total			$155,725	N/A

(1)	The m/v Nordic Oasis was delivered to the Company on January 5, 2016.

(2)	The name of the vessel will be determined at the delivery date.

Use of Estimates The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2015, the FASB issued an update Accounting Standards Update for Presentation of Debt Issuance Costs. The amendments are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The new standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and earlier adoption is permitted. The Company adopted this guidance for the year ended December 31, 2015, and retroactively applied this guidance for the year ended December 31, 2014. Such application did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued an update Accounting Standards Update for Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018. The Company is evaluating the impact of the adoption of this guidance to determine whether or not it has a material impact on its consolidated financial statements.

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

These include revenue recognition, deferred revenue, allowance for doubtful accounts, vessels and depreciation and long-lived assets impairment considerations, as defined above as well as the following:

Voyage Expenses. The Company incurs expenses for voyage charters, including bunkers (fuel), port charges, canal tolls, brokerage commissions and cargo handling operations, which are expensed as incurred.

Charter Expenses. The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores.

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

Fleet Data. The Company believes that the measures for analyzing future trends in its results of operations consist of the following:

• Shipping days. The Company defines shipping days as the aggregate number of days in a period during which its owned or chartered-in vessels are performing either a voyage charter (voyage days) or a time charter (time charter days).

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

• Chartered in days. The Company defines chartered in days as the aggregate number of days in a period during which it chartered in vessels from third party vessel owners.

• Time Charter Equivalent ‘‘TCE’’ rates. The Company defines TCE rates as total revenues less voyage expenses divided by the length of the voyage, which is consistent with industry standards. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because rates for vessels on voyage charters are generally not expressed in per-day amounts while rates for vessels on time charters generally are expressed in per-day amounts.

Overview

The seaborne drybulk transportation industry is cyclical and volatile. Demand for drybulk tonnage remains weak, rates are at the lowest point since 1985 and asset values for modern tonnage continue to decline due to the over-supply of dry bulk carriers. The decline in and volatility of charter and freight rates has been due to various factors, including lower crude oil prices, falling demand from China , a strong U.S. Dollar and the associated weakening of other world currencies and the deflationary cycle being experienced in many commodities such as iron ore, coal and agricultural products. Concurrently, with these factors, vessel supply continues to increase. However, this falling rate environment highlighted the differentiation of our business model. Reduced rates mean reduced fronthaul margins, and given our strategy to charter in vessels to serve only contracted business, we deemed it best to reduce our carried volume of chartered-in vessels. This shielded us from excessive losses as compared to a long-term charter-in strategy.

Moreover, consistent with our approach to continually optimize our fleet, the Company sold the 30 year old m/v Bulk Cajun on February 26, 2015 and the 1989 built m/v Bulk Discovery on August 17, 2015. We took advantage of the strong secondhand market in the first quarter of 2014 to sell two vessels that no longer fit our overall fleet profile.

Results of Operations

Fiscal Year Ended December 31, 2015 Compared to Fiscal Year Ended December 31, 2014

Revenues

Pangaea’s revenues are derived predominantly from voyage charters and time charters. Total revenue for the fiscal year ended December 31, 2015, was $287.3 million, compared to $398.3 million for the same period in 2014. The number of shipping days decreased 17% from 16,953 in the fiscal year ended December 31, 2014, to 14,094 for the same period in 2015. Pangaea’s strategy is to optimize the number of days a third party vessel is chartered in specifically to match existing cargo commitments in a weak market or to provide excess available days when market conditions improve. The revenue decrease was due to this decrease in the number of shipping days and to the significant decline in market rates stemming from weak demand and an oversupply of drybulk tonnage.The average TCE rate was $11,473 per day for the year ended December 31, 2015, compared to $12,317 per day in 2014.

Components of revenue are as follows:

Voyage revenues for the fiscal year ended December 31, 2015, decreased 23% to $266.7 million from $345.2 million for the same period in 2014. The decrease in voyage revenues was driven by an 11% decrease in voyage days from 13,056 days for the fiscal year ended December 31, 2014, to 11,671 days for the same period in 2015; and to the weak market for drybulk transportation. The reduction in voyage days reflects the Company's disciplined strategy of focusing on its core COA business and reducing its exposure to weak market rates. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, was at its lowest since inception of the index.

Charter revenues decreased 61%, from $53.0 million for the year ended December 31, 2014, to $20.7 million for the year ended December 31, 2015. The decrease in charter revenues was driven by the 38% decrease in time charter days and to the decline in market rates. The number of time charter days decreased to 2,423 days for the fiscal year ended December 31, 2015, compared to 3,896 days for the same period in 2014. The Company continued to focus on limiting its exposure to decreasing rates by chartering in vessels only to meet the demands of specific COAs and voyage contracts, which reduces the days available to produce time-charter revenue but also reduces the risk that this additional capacity may result in operating losses in a turbulent market.

Voyage Expenses

Voyage expenses for the fiscal year ended December 31, 2015 were $125.6 million, compared to $189.5 million for the same period in 2014, a decrease of approximately 34%. The decrease in voyage expenses was primarily due to the decrease in voyage days as well as the decrease in bunker fuel expenses that resulted from the decline in oil prices. Bunker fuel prices were 65% of total voyage expenses in 2014, but only 48% in 2015. On a per day basis, bunker fuel expense was 44% lower, at $5,224 per day in 2015 as compared to $9,369 in 2014.

Charter Expenses

Charter expenses paid to third party shipowners decreased to $75.9 million for the fiscal year ended December 31, 2015 from $149.7 million for the year ended December 31, 2014. The 49% decrease in charter expenses was due to lower market rates and 26% fewer chartered-in days. In response to lower front haul demand, the Company chartered in ships only to meet committed cargo days to reduce the likelihood of incurring operating losses on chartered-in tonnage.

Vessel Operating Expenses

Vessel operating expenses for the year ended December 31, 2015 were $31.6 million, compared to $29.6 million in the comparable period in 2014, an increase of approximately 7%.The increase in vessel operating expenses was due to the increase in ownership days. Ownership days are the aggregate number of days in a period the Company has owned each vessel. The increase in ownership days was due to the acquisition of interests in two vessels during 2015, net of the impact of selling two vessels, and to the acquisition of three vessels in 2014 which were owned for the full year. Ownership days increased 5% from 4,721 in 2014 to 4,949 in 2015. The vessel operating expense expressed on a per day basis increased to $6,377 for the year ended December 31, 2015 from $6,268 for the same period in 2014.

General and Administrative Expenses

General and administrative expenses increased $2.1 million to $15.0 million for the year ended December 31, 2015, from $12.8 million for the year ended December 31, 2014, most of which is attributable to being a public company. Professional fees increased $0.4 million, predominantly consulting costs incurred for public relations and advisory services. In addition, there was an increase in salary and related expenses, including employee stock compensation, of $0.6 million. Fees paid to directors increased $0.3 million, legal fees increased $0.4 million, partly for review of public company filings, for the defense of a lawsuit brought by a shareholder and for the modification of certain loan agreements, and audit fees increased $0.2 million. This was offset by a decrease of $0.1 million in miscellaneous expenses.

Loss on Impairment

The Company determined that there was an impairment indicator and performed an analysis of estimated undiscounted cash flows for each of its asset groups (vessels by size, age and special classification). See “Long-lived Assets Impairment Considerations,” above, for details regarding the Company’s accounting for impairment. At December 31, 2015, the carrying amount of the m/v Nordic Barents and m/v Nordic Bothnia were determined to be higher than their estimated undiscounted future cash flows because estimated TCE rates anticipated in the analysis have declined. The decrease in TCE rates is due to the fact that these vessels are older and are not preferable in a weakening market where there is an oversupply of newer tonnage. As a result, a loss on impairment of these vessels totaling approximately $5.4 million is included in the consolidated statements of operations. At December 31, 2014, the carrying amount of the m/v Bulk Discovery was determined to be higher than its estimated undiscounted future cash flows because of the higher than expected estimate of upcoming drydocking costs. Also at December 31, 2014, the carrying amounts of the m/v Nordic Barents and m/v Nordic Bothnia were determined to be higher than their estimated undiscounted future cash flows because the TCE rates anticipated in the Company’s annual budget for 2015, which were used to calculate such cash flows, were lower than the rates forecasted as of the third quarter due to deteriorated market conditions in the fourth quarter. As a result, a loss on impairment of these vessels totaling approximately $10.0 million is included in the consolidated statements of operations. In addition, the Company recorded a loss on impairment of the m/v Bulk Cajun of approximately $1.5 million, because the vessel was sold in February 2015 for its scrap value.

Loss (Gain) on Sale of Vessels

Consistent with our approach to continually optimize our fleet, we sold our two oldest vessels in 2015 and incurred an aggregate loss of approximately $0.6 million.

We took advantage of the strong secondhand market in the first quarter of 2014 to sell two vessels that no longer fit our overall fleet profile. The sale of m/v Bulk Providence resulted in a gain of approximately $2.2 million and the sale of the m/v Bulk Liberty resulted in a gain of approximately $1.7 million.

Income (loss) from Operations

Income from operations was $20.5 million for the year ended December 31, 2015, compared to losses from operations of $2.5 million for the fiscal year ended December 31, 2014. The increase reflects the Company's disciplined strategy of focusing on its core COA business and reducing its exposure to weak market rates. Higher margins on this core business were made possible by the decrease in bunker fuel cost and to the decrease in the cost to hire third party owned vessels to support these operations. In addition, the charge for losses on impairment of owned vessels was $5.4 million in 2015, as compared to $11.5 million in 2014.

Unrealized Loss on Derivative Instruments

The unrealized loss on derivative instruments represents the decrease in the fair value of bunker swaps. The decline in the value of fuel swaps is due to the decrease in oil prices since the contracts were executed.

Other (Expense) Income

The decrease in other expense is due to losses in 2014 of approximately $2.1 million incurred in connection with the bankruptcy of the counterparty to certain of the Company’s bunker fuel swaps for positions that had not settled at the time of the bankruptcy filing. In addition, the Company recorded approximately $1.5 million of expenses resulting from legal actions in 2014. No such charges were incurred in 2015.

Income Attributable to Non-controlling Interests

This amount represents the net income attributable to non-controlling interest in NBH, NBHC, BVH, and Bulk Cajun. Net income attributable to non-controlling interest for the year ended December 31, 2015 and 2014 was a gain of $2.1 million and a loss of $1.5 million, respectively. The decrease was predominantly due to the fact that NBH had income of $2.5 million in 2015 as compared to $6.2 million of losses for the year ended December 31, 2014.

Liquidity and Capital Resources

Liquidity and Cash Needs

The Company has historically financed its capital requirements with cash flow from operations, the issuance of convertible redeemable preferred stock, proceeds from related party debt, and proceeds from long-term debt. The Company has used its funds primarily to fund its operations, vessel acquisitions, and the repayment of debt and the associated interest expense. The Company may consider debt or additional equity financing alternatives from time to time. However, if market conditions are negative, the Company may be unable to raise additional debt or equity financing on acceptable terms or at all. As a result, the Company may be unable to pursue opportunities to expand its business.

BVH, a 50% owned subsidiary of the Company, has made all of its newbuilding deposits required to date by using funds from related party loans from its shareholders, the Company and ST Shipping and Transport Ltd. (“ST Shipping”) (see the Related Party Transactions section below). The Company believes that ST Shipping will continue to meet the deposit schedule for the newbuildings by making additional related party loans, and will not call any existing related party loans. However, if BVH's shareholders do not provide required funds, BVH would likely need to seek replacement financing, which may not be available on acceptable terms. In such case, the Company may not be able to pursue opportunities to expand its business or meet its other commitments.

At December 31, 2015, the Company has a working capital deficit of $2.8 million, due primarily to dividends payable to the Founders and their affiliated entities which will only be paid when cash flow is sufficiently in excess of normal operating requirements. At December 31, 2014, the Company had a working capital deficit of $59.8 million and a net loss of $12.1 million. This working capital deficit was predominantly due to the $49.4 million of related party loans (most of which were converted to equity on December 15, 2015), and loans of approximately $9.7 million payable to the Founders and their affiliated entities. The net loss was due primarily to non-cash loss on impairment of vessels and to other non-operating expenses.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $26.0 million in 2015, $19.7 million in 2014 and $21.1 million in 2013; its excess of cash on hand over the current portion of secured long-term debt and its focus on contract employment (COAs). In addition, the Company has demonstrated its ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments. This is evidenced by the increase in its gross margin (total revenue less voyage, charter hire and vessel operating expenses) which increased to 18.5% in 2015 from 7.4% in 2014. For more information on the results of operations, see Part II. ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

Capital Expenditures

The Company’s capital expenditures relate to the purchase of interests in vessels, and capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned fleet includes eight Panamax drybulk carriers (six of which are Ice-Class 1A), four Supramax drybulk carriers and two Handymax drybulk carriers (both of which are Ice-Class 1A).

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. The Company has some flexibility regarding the timing of drydocking, but the costs are unpredictable. Funding of these requirements is anticipated to be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company expects to drydock three vessels during 2016 and three vessels during 2017, at an aggregate anticipated cost of $1.5 million and $1.1 million, respectively, not including any unanticipated repairs.

The following table summarizes Pangaea’s net cash flows from operating, investing and financing activities for the fiscal years ended December 31, 2015 and 2014:

(In millions of U.S. dollars)	2015	2014
Net cash provided by operating activities	26.0	19.7
Net cash used in investing activities	(64.0)	(34.3)
Net cash provided by financing activities	45.7	25.5

Net Cash Provided by Operating Activities.  Net cash provided by operating activities during the year ended December 31, 2015 was $26.0 million, compared to net cash provided by operating activities of $19.7 million during the year ended December 31, 2014. The increase is due to changes in operating assets and liabilities, predominantly accounts payable which declined dramatically over the period due to falling fuel prices and fewer voyages; accounts receivable which fluctuates significantly depending on the timing and number of voyages and the days outstanding; and inventory, which varies with the number of voyages in process and with bunker fuel prices.

Net Cash Used in Investing Activities.  Net cash used in investing activities during the year ended December 31, 2015 was $64.0 million, compared to $34.3 million for the year ended December 31, 2014. The Company invested $44.8 million in new vessels in 2015 and $27.2 million in deposits on newbuildings. This was offset by the sale of two vessels for $8.3 million. The Company invested $43.9 million in new vessels in 2014 and $13.1 million in deposits on newbuildings. This was offset by the sale of two vessels for $23.3 million.

Net Cash Provided by Financing Activities.  Net cash provided by financing activities during the year ended December 31, 2015 was $45.7 million, compared to $25.5 million for the year ended December 31, 2014. Joint venture partners provided net financing of $6.9 million in 2015 as compared to $24.3 million in 2014, predominantly for vessel acquisitions and deposits on newbuildings. During the years ended December 31, 2015 and 2014, cash provided through long-term debt was $40.8 million and $5.2 million, respectively, net of payments and financing fees.

Borrowing Activities

 Long-term debt consists of the following:

	December 31, 2015	December 31, 2014
Bulk Pangaea Secured Note (1)	$1,734,375	$3,121,875
Bulk Discovery Secured Note (2)	—	3,780,000
Bulk Patriot Secured Note (1)	2,312,500	4,762,500
Bulk Cajun Secured Note (2)	—	853,125
Bulk Trident Secured Note (1)	6,375,000	7,650,000
Bulk Juliana Secured Note (1)	3,718,229	5,070,312
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. - Amended and Restated Loan Agreement	89,625,000	—
Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd and Bulk Nordic Oshima Ltd. Loan Agreement	—	51,125,000
Bulk Atlantic Secured Note (2)	6,530,000	7,890,000
Bulk Phoenix Secured Note (1)	7,649,997	8,916,665
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	10,717,370	12,021,730
Bulk Nordic Oasis Ltd. Loan Agreement	21,500,000	—
Long Wharf Construction to Term Loan	978,210	998,148
Total	151,140,681	106,189,355
Less: current portion	(19,499,262)	(17,807,674)
Less: unamortized bank fees	(2,145,266)	(1,755,530)
Secured long-term debt	$129,496,153	$86,626,151

(1)
The Bulk Pangaea Secured Note, the Bulk Patriot Secured Note, the Bulk Trident Secured Note, the Bulk Juliana Secured Note, and the Bulk Phoenix Secured Note are cross-collateralized by the vessels m/v Bulk Juliana, m/v Bulk Patriot, m/v Bulk Trident, m/v Bulk Pangaea, and m/v Bulk Newport and are guaranteed by the Company.

(2)
The Bulk Atlantic Secured Note collateralized by the vessel m/v Bulk Beothuk and is guaranteed by the Company. The Bulk Discovery Secured Note and the Bulk Cajun Secured Note were repaid in conjunction with the sale of the m/v Bulk Discovery and the m/v Bulk Cajun during 2015.

The Senior Secured Post-Delivery Term Loan Facility

On April 15, 2013, the Company, through its wholly-owned subsidiaries, Bulk Pangaea, Bulk Patriot, Bulk Juliana and Bulk Trident, entered into a $30.3 million Senior Secured Post-Delivery Term Loan Facility (the “Post-Delivery Facility”) to refinance the Bulk Pangaea Secured Term Loan Facility dated December 15, 2009, the Bulk Patriot Secured Term Loan Facility dated September 29, 2011, the Bulk Juliana Secured Term Loan Facility dated April 18, 2012, and the Bulk Trident Secured Term Loan Facility dated August 28, 2012, the proceeds of which were used to finance the acquisitions of the m/v Bulk Pangaea, the m/v Bulk Patriot, the m/v Bulk Juliana and the m/v Bulk Trident, respectively. The Post-Delivery Facility was subsequently amended on May 16, 2013 by the First Amendatory Agreement, to increase the facility by $8.0 million to finance the acquisition of the m/v Bulk Providence and again on August 28, 2013, by the Second Amendatory Facility, to increase the facility by $10.0 million to finance the acquisition of the m/v Bulk Newport. The m/v Bulk Providence was sold on May 27, 2014.

The Post-Delivery Facility contains financial covenants that require the Company to maintain a minimum consolidated net worth, and requires the Company to maintain a consolidated debt service coverage ratio, tested annually, as defined. In addition, the facility contains other Company and vessel related covenants that, among other things, restricts changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of December 31, 2014 , the Company was not in compliance with the consolidated debt service coverage ratio. Accordingly, the Company obtained a waiver from the Facility Agent through December 31, 2015. As a result, the Company is not required to test and is therefore in compliance with the consolidated debt service ratio at December 31, 2015.

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

Other secured debt:

Bulk Cajun Secured Note

Initial amount of $4,550,000, entered into in October 2011, for the acquisition of the m/v Bulk Cajun. Loan required repayment in 16 equal quarterly installments of $284,375 beginning in January 2012 with a balloon payment of $2,000,000 together the last quarterly installment. Interest was fixed at 6.51%. This note was repaid in February 2015 in conjunction with the sale of the m/v Bulk Cajun.

Bulk Discovery Secured Note

Initial amount of $9,120,000, entered into in February 2011, for the acquisition of the m/v Bulk Discovery. Loan required repayment in 20 equal quarterly installments of $356,000 beginning in June 2011 with a balloon payment of $2,000,000 together with the last quarterly installment. Interest was fixed at a rate of 8.16%. This note was repaid in July 2015.

Bulk Atlantic Secured Note

Initial amount of $8,520,000, entered into on February 18, 2013, for the acquisition of m/v Bulk Beothuk. Loan requires repayment in 8 equal quarterly installments of $90,000 beginning in May 2013, 12 equal quarterly installments of $295,000 and a balloon payment of $4,260,000 due in February 2018. Interest is fixed at 6.46%. In November 2015, the Company paid an additional $385,000 of the note to remain in compliance with the collateral maintenance clause.

The other secured debt, as outlined above, contains a ratio of EBITDA to fixed charges clause and a collateral maintenance ratio clause. If the Company encountered a change in financial condition which, in the opinion of the lender, is likely to affect the Company’s ability to perform its obligations under the loan facility, the Company’s credit agreement could be cancelled at the lender’s sole discretion. The lender could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable, and proceed against any collateral securing such indebtedness. As of December 31, 2015, the Company is in compliance with these clauses. As December 31, 2014, the Company was not in compliance with the EBITDA to fixed charges ratio. Accordingly, the Company obtained a waiver from the Facility Agent.

The Bulk Nordic Odyssey and Bulk Nordic Orion Loan Agreement dated August 6, 2012

Initial amount of $40,000,000, was entered into in order to fund the acquisition of the m/v Nordic Odyssey and the m/v Nordic Orion. The loan was amended on September 17, 2014 in conjunction with the delivery of the m/v Nordic Oshima and repaid in conjunction with the Amended and Restated Loan Agreement dated September 18, 2015, which is discussed below.

Senior Secured Term Loan Facility of USD 45,000,000 (Bulk Nordic Odin Ltd. and Bulk Nordic Olympic Ltd.)

On January 28, 2015, Bulk Nordic Odin Ltd. and Bulk Nordic Olympic Ltd. entered into a senior secured term loan facility to finance the acquisition of the m/v Nordic Odin and the m/v Nordic Olympic. This agreement was amended and restated on September 18, 2015 as discussed below.

The Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd., Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. - Amended and Restated Loan Agreement dated September 18, 2015.

The amended agreement advanced $21,750,000 in respect of each the m/v Nordic Odin and the m/v Nordic Olympic, $13,500,000 in respect of each the m/v Nordic Odyssey and the m/v Nordic Orion and $21,000,000 in respect of the m/v Nordic Oshima.

The agreement requires repayment of the advances as follows:

In respect of the Odin and Olympic advances of $21,750,000 each, with repayment to be made in twenty-eight equal quarterly installments of $375,000 per borrower (one of which was paid prior to the amendment by each borrower) and balloon payments of $12,000,000 due with each of the final installments. Interest on these advances is floating at LIBOR plus 2.00% (2.61% at December 31, 2015).

In respect of the Odyssey and Orion advances of $13,500,000 each, with repayment to be made in twenty equal quarterly installments of $375,000 and balloon payments of $6,000,000 due with each of the final installments. Interest on these advances is floating at LIBOR plus 2.40% (3.01% at December 31, 2015).

In respect of the Oshima advance of $21,000,000, twenty-eight equal quarterly installments of $375,000 (four of which were paid prior to the amendment) and a balloon payment of $12,000,000 due with the final installment. Interest on this advance is floating at LIBOR plus 2.25% (2.86% at December 31, 2015).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, the m/v Nordic Olympic, the m/v Nordic Odyssey, the m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

Additionally, the agreement contains a collateral maintenance ratio clause which requires the aggregate fair market value of the vessel plus the net realizable value of any additional collateral previously provided to remain above defined ratios. As of December 31, 2015, the Company was in compliance with this covenant.

The Bulk Nordic Oasis Ltd. - Loan Agreement -- Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in twenty-four equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment. Interest on this advance is floating at LIBOR plus 2.30% (2.91% at December 31, 2015).

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the aggregate fair market value of the vessel plus the net realizable value of any additional collateral previously provided to remain above defined ratios. As of December 31, 2015, the Company was in compliance with this covenant.

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

The facility bears interest at LIBOR plus 2.5% (3.11% at December 31, 2015). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in September 2014, one installment of $163,010 (per borrower) and a balloon payment of $2,750,000 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel, a minimum value clause ("MVC") of not less than 100% of the indebtedness and a minimum liquidity clause. The Company deposited additional cash collateral to cure MVC breaches of approximately $309,000 per vessel on August 4, 2015 and approximately $299,000 per vessel on December 22, 2015. As of December 31, 2015 and 2014, the Company was in compliance with all required covenants.

On February 22, 2016, the Company was notified by the facility agent of the need to deposit cash collateral totaling $3.3 million to cure an MVC breach. The Company anticipates making this deposit on or about March 25, 2016.

Long Wharf Construction to Term Loan

Initial amount of $1,048,000 entered into in January 2011. The loan is payable monthly based on a 25 year amortization schedule with a final balloon payment of all unpaid principal and accrued interest due January 2021. Interest is floating at LIBOR plus 2.85%. The Company entered into an interest rate swap which matures January 2021 and fixes the interest rate at 6.63%. The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, as well as personal guarantees from the Founders and a corporate guarantee of the Company. The loan contains one financial covenant that requires the Company to maintain a minimum debt service coverage ratio. As of December 31, 2015, the Company was in compliance with this covenant. As of December 31, 2014 the Company was not in compliance with this covenant. Accordingly, the Company obtained a waiver from the lender.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,

2016	$19,499,262
2017	16,147,613
2018	21,004,294
2019	18,480,107
2020	20,277,444
Thereafter	55,731,961
$151,140,681

Covenants

With the exception of the Company’s related party loans, certain debt agreements contain financial covenants, which require it, among other things, to maintain:

•	a consolidated leverage ratio of at least 200%;

•	a consolidated debt service ratio of at least 125%;

•	a minimum consolidated net worth of $45 million; plus 25% of the purchase price or (finance) lease amount of such vessels; and

•	a consolidated minimum liquidity of not less than $16.0 million plus $1 million for each additional vessel the Company acquires.

Certain debt agreements also contain restrictive covenants, which may limit it and its subsidiaries’ ability to, among other things:

•	effect changes in management of the Company’s vessels;

•	sell or dispose of any of the Company’s assets, including its vessels;

•	declare and pay dividends;

•	incur additional indebtedness;

•	mortgage the Company’s vessels; and

•	incur and pay management fees or commissions.

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

Related Party Transactions

Amounts and notes payable to related parties consist of the following:

	December 31, 2014	Activity	December 31, 2015
Included in accounts payable and accrued expenses on the consolidated balance sheets:
Affiliated companies (trade payables)	$4,037,850	$(2,400,433)	$1,637,417

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$4,325,000	$—	$4,325,000
Interest payable in-kind – 2011 Founders Note (i)	334,605	219,314	553,919
Promissory Note	5,000,000	(1,000,000)	4,000,000
Loan payable – BVH shareholder (STST) (ii)	4,442,500	—	4,442,500
Loan payable to NBHC shareholder (STST)	22,500,000	(22,500,000)	—
Loan payable to NBHC shareholder (ASO2020) (iii)	22,499,972	(22,499,972)	—
Total current related party debt	$59,102,077	$(45,780,658)	$13,321,419

i.	Paid in cash

ii.	ST Shipping and Transport Pte. Ltd. ("STST")

iii.	ASO2020 Maritime S.A. ("ASO2020")

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. On January 1, 2012 the Company issued 5,675 shares of convertible redeemable preferred stock to the Founders, representing a partial repayment of the note (see Note 12). The outstanding balance of the note was $4,325,000 at December 31, 2015 and 2014.

In November 2014, the Company entered into a $5 million Promissory Note (the “Note”) with Bulk Invest Ltd., a company controlled by the Founders. The Note was amended in 2015 and is payable on demand. Interest on the Note is 5%.

BVH entered into an agreement for the construction of two new ultramax newbuildings in 2013. STST has provided a loans totaling of $4,442,500 used to make deposits on the contracts. The loans are payable on demand and do not bear interest.

Loans provided by NBHC shareholders to purchase four 1A ice-class panamax newbuildings were converted to ordinary shares of NBHC on December 15, 2015. The conversion was made by discharging all of NBHC obligations pursuant to the shareholder loans, through the issuance of ordinary share of NBHC at par value, with the number of additional shares to be issued equal to the outstanding principal of such shareholder loans (the "Equity Conversion"). Following the Equity Conversion, the shareholders' loans were terminated and the equity ownership percentage of each partner remained unchanged.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operation of some of the Company’s owned vessels. During the years ended December 31, 2015 and 2014, the Company incurred technical management fees of $2,262,000 and $2,356,500 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amount payable to Seamar at December 31, 2015 and 2014 was $1,254,985 and $4,037,850, respectively, which includes amounts payable for vessel operating expenses.

On July 1, 2015, the Company entered into a conlusting agreement with Mark Filanowski, a member of the Board of Directors, under which Mr. Filanowski will be paid $120,000 per annum.

Contractual Obligations

The following table sets forth the Company’s contractual obligations and their maturity dates as of December 31, 2015. Purchase obligations reflect the Company’s agreements for:

•
The construction of the final Ice-Class 1A Panamax vessel from a Japanese shipyard through NBHC, a joint venture in which the Company owns a one-third interest. NBHC took delivery of the vessel in January 2016.

•
The construction of two Ice-Class 1C Ultramax vessels from a Japanese shipyard through BVH, a joint venture which the Company owns a 50% interest. BVH expects to take delivery of these vessels in 2017.

(USD in millions)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Long-Term Debt	$151.1	19.5	$37.1	$38.8	$55.7
Purchase Obligations	$49.2	$7.4	$41.8	$—	$—
	$200.3	$26.9	$78.9	$38.8	$55.7

 Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition in the past two years.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015 or 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The international shipping industry is capital intensive, requiring significant amounts of investment provided in the form of long-term debt. Certain of the Company’s outstanding debt facilities are at floating interest rates that fluctuate with changes in the financial markets and in particular changes in LIBOR. Increasing interest rates could increase the Company’s interest expense and adversely impact its future earnings. The Company may manage this risk by entering into interest rate swap agreements in which the Company exchanged fixed and variable interest rates based on agreed upon notional amounts. The Company has used such derivative financial instruments as risk management tools and not for speculative or trading purposes. The counterparties to the Company’s derivative financial instruments are major financial institutions, which helps it manage its exposure to nonperformance of its counterparties under the Company’s debt agreements. As of December 31, 2015 and December 31, 2014, the Company was a party to one interest rate swap agreement which had an approximate fair value of $(0.1) million at both dates. The Company’s net effective exposure to floating interest rate fluctuations on its outstanding debt was $122.8 million and $63.1 million, respectively, at December 31, 2015 and 2014.

The Company’s interest expense is affected by changes in the general level of interest rates, particularly LIBOR. As an indication of the extent of the Company’s sensitivity to interest rate changes, an increase in LIBOR of 1% would have decreased the Company’s net income and cash flows during the years ended December 31, 2015 and 2014 by approximately $0.8 million and $0.2 million, respectively, based on the debt levels for the beginning and ending balances of each period. The Company expects its sensitivity to interest rate changes to increase in the future if the Company enters into additional debt agreements in connection with its acquisition of additional vessels.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, actively hedges identified economic risk related to long-term cargo contracts with forward freight agreements, or FFAs. The usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. During the years ended December 31, 2015 and 2014, the Company entered into various FFAs. There were no open positions at December 31, 2015 or 2014.

Fuel Swap Contracts

The Company monitors the market volatility associated with bunker prices and its impact on long-term contracts; and seeks to reduce the risk of such volatility through a bunker hedging program. During the years ended December 31, 2015 and 2014, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at December 31, 2015 and December 31, 2014, were liabilities of approximately $1.8 million and $1.3 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer; of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We are actively preparing for full compliance with the requirements of Item 308 of Regulation S-K relating to internal control over financial reporting for our 2016 annual report on Form 10-K, but this report does not include a report of management’s assessment regarding internal control.

Prior to October 1, 2014, Pangaea was a private company that was not required to file with the SEC and therefore its management had no reason to make an assessment of, or consider the preparation of a management report on, internal control over financial reporting as required by Form 10-K.

Notwithstanding the fact we are still reviewing and testing our internal controls and procedures, our management, based upon the substantive work performed during the financial reporting process, believes that our consolidated financial statements included in this report are fairly stated in all material respects in accordance with U.S. GAAP.

This annual report does not include an attestation report of the Company’s registered independent accounting firm due to a reduced requirements for smaller reporting companies under the Securities Exchange Act.

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

Changes in Internal Control over Financial Reporting

Changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting include the addition of an experienced accountant to the staff which allows further segregation of duties and another level of review, the implementation of an integrated public company reporting and filing software application and enhanced control procedural documentation.

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Edward Coll	59	Chairman of the Board and Chief Executive Officer
Carl Claus Boggild	59	President and Director
Anthony Laura	63	Chief Financial Officer, Secretary and Director
Richard T. du Moulin	69	Director
Mark L. Filanowski	61	Director
Paul Hong	46	Director
Peter M. Yu	54	Director
Eric S. Rosenfeld	58	Director
David D. Sgro	39	Director

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

Peter M. Yu. Mr. Peter M. Yu serves as a director of the Company. Mr. Yu will continue to serve as a director of Pangaea, a position he has held since 2008. Mr. Yu founded Cartesian Capital Group, LLC, a global private equity firm with more than $2 billion in commitments under management and the responsibility for more than 19 investments in a variety of fields and industries, in 2006. Prior to founding Cartesian, Mr. Yu founded AIG Capital Partners in 1996 and served as President and Chief Executive Officer. Under his leadership, AIGCP became a leading international private equity firm, with more than $4.5 billion in committed capital. Prior to founding AIGCP in 1996, Mr. Yu served President Clinton as Director to the National Economic Council, the White House office responsible for developing and coordinating economic policy. A graduate of Harvard Law School, Mr. Yu served as President of the Harvard Law Review and as a law clerk on the U.S. Supreme Court. Mr. Yu received a B.A. degree from Princeton University’s Woodrow Wilson School. Mr. Yu is a director of Banco Daycoval, S.A., a publicly traded bank headquartered in Brazil. Mr. Yu is also a director of a number of private entities partly or wholly-owned by funds sponsored by Cartesian Capital Group. Mr. Yu’s qualifications to sit on our board include his substantial experience in the areas of business management and financial and investment expertise.

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

David D. Sgro. David D. Sgro serves as a director of the Company. Mr. Sgro served as Quartet’s chief financial officer, secretary and a member of its board of directors from its inception through consummation of the Mergers. Mr. Sgro has been a Senior Managing Director of Crescendo from December 2013 to the present and has held various positions with Crescendo since May 2005. Mr. Sgro presently serves or has served on the board of directors of Trio, Primoris, Bridgewater Systems, Inc., SAExploration Holdings, Harmony Merger Corp., Imvescor Restaurant Group and COM DEV International Ltd. Mr. Sgro attended Columbia Business School and prior to that, Mr. Sgro worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate. From June 2004 to August 2004, Mr. Sgro worked as an analyst at Brandes Investment Partners. Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. In 2001, he became a Chartered Financial Analyst (CFA) Charterholder. Mr. Sgro is a regular guest lecturer at the College of New Jersey and Columbia Business School.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. Messrs. Eric Rosenfeld, Richard du Moulin, Laura and Mark Filanowski serve as Class I directors, whose term expires at the Registrant’s 2018 annual meeting. Messrs. Paul Hong, Claus Boggild and David Sgro serve as Class II directors, whose term expires at the Registrant’s 2016 annual meeting and Messrs. Peter Yu and Edward Coll serve as Class III directors, whose term expires at the Registrant’s 2017 annual meeting. Messrs. Rosenfeld, Hong and Sgro were appointed to serve on the Registrant’s audit committee. Messrs. du Moulin, Rosenfeld and Yu were appointed to serve on the Registrant’s compensation committee and nominating committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2015, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

Code of Ethics

In October 2014, our board of directors adopted a code of ethics that applies to directors, officers, and employees of ours and of any subsidiaries we may have in the future (including our principal executive officer, our principal financial officer, our principal accounting officer or controller, and persons performing similar functions). We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Phoenix Bulk Carriers (US) LLC, 109 Long Wharf, Newport, RI 02840.

Corporate Governance

Audit Committee

Effective October 2014, we established an audit committee of the board of directors, which is comprised of Eric Rosenfeld, Paul Hong and David Sgro, each of whom is an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	appoint and retain the independent auditor and approve the independent auditor’s compensation. The Committee shall have the sole authority to terminate the independent auditor;

•
pre-approve all audit services and permitted non-audit services to be performed for the Company by the independent auditor. The Committee may delegate authority to pre-approve audit services, other than the audit of the Company’s annual financial statements, and permitted non-audit services to one or more members, provided that decisions made pursuant to such delegated authority shall be presented to the full Committee at its next scheduled meeting;

•	evaluate the independent auditor’s qualification, performance and independence on an annual basis;

•	review with management and the independent auditor the audited financial statements to be included in the Company’s Annual Report on Form 10-K to be filed with the Securities and Exchange Commission;

•
review with the independent auditor any difficulties the auditor encountered in the course of the audit work, including any restrictions on the scope of the independent auditor’s activities and any significant disagreements with management and management’s response;

•	recommend to the full Board, based on the Committee’s review and discussion with management and the independent auditor, that the audited financial statements be included in the Company’s Form 10-K;

•	review the interim financial statements with management and the independent auditor prior to the filing of the Company’s Quarterly Report on Form 10 Q;

•	discuss with management the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•
prior to the filing of each quarterly report, the Committee shall discuss with management and the independent auditor the quality and adequacy of the Company’s (1) internal controls for financial reporting, including any audit steps adopted in light of internal control deficiencies and (2) disclosure controls and procedures;

•
discuss with the independent auditor the auditor’s judgment about the quality, not just the acceptability, of the Company’s accounting principles, as applied in its financial statements and as selected by management;

•
monitor the Company’s assessment and plan to manage any key enterprise risks assigned to the Committee by the Board from time to time and discuss the Company’s major financial risk exposures and the steps that management has taken to monitor and control such exposures;

•
establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters;

•
review no less than annually management’s programs governing codes of business conduct and ethics, conflicts of interest, legal, and environmental compliance and obtain reports from management regarding compliance with law and the Company’s code of business conduct and ethics;

•	discuss earnings press releases, as well as financial information and earnings guidance provided to analysts and rating agencies;

•
review analyses prepared by management setting forth significant financial reporting issues and judgments made in connection with the preparation of financial statements, including the effects of alternative GAAP measures and off-balance sheet structures, if any, on the Company’s financial statements; and

•
review and approve all changes in the selection or application of accounting principles other than those changes in accounting principles mandated by newly-adopted authoritative accounting pronouncements;

Financial Experts on Audit Committee

The audit committee is composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that David Sgro qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

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

Compensation Committee Interlocks and Insider Participations

As of December 31, 2015, none of the members of our compensation committee will be, or will have at any time during the past year been, one of our officers or employees. None of our executive officers currently serves or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

ITEM 11. EXECUTIVE COMPENSATION

The Company’s senior executives are generally awarded merit increases and annual incentive compensation in December of each year, following completion of annual performance review cycle.

The Company does not have employment agreements with any of its senior executives, including its executive officers.

Summary Compensation Table of the Company’s Named Executive Officers

Smaller reporting companies meet the Regulation S-K Item 402 disclosure requirements by providing the shorter disclosures required under the Securities Act of 1934, specifically, the total compensation of the Company’s named executive officer’s which consists of (i) the Company’s Chief Executive Officer, (ii) each of the Company’s next two most highly compensation executive officers, other than its Chief Executive Officer, who served as an executive officer at December 31, 2015 and whose total compensation exceeded $100,000, and (iii) two individuals for whom disclosure would have been required but who were not serving as executive officers of the Company at December 31, 2015. The following table sets forth the total compensation for the fiscal years ended December 31, 2015 and 2014:

Name and Principal Position	Year	Salary	Bonus	All Other Compensation(1)	Total
Edward Coll	2015	$250,000	$425,000	$6,000	$681,000
Chief Executive Officer	2014	$200,000	$425,000	$5,750	$630,750
(Principal Executive Officer)

Carl Claus Boggild	2015	$200,000	$200,000	$—	$400,000
President – Brazil	2014	$200,000	$200,000	$—	$400,000

Anthony Laura	2015	$200,000	$150,000	$6,000	$356,000
Chief Financial Officer	2014	$200,000	$200,000	$5,750	$405,750
(Principal Financial Officer)

(1)	All other compensation includes employer matching contribution to the 401(k) plan.

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

The Company maintains, and the named executive officers (other than Mr. Boggild) participate in, a 401(k) retirement savings plan. Each participant who is a United States employee may contribute to the 401(k) plan, through payroll deductions, up to 90% of his or her salary limited to the maximum allowed by the Internal Revenue Service regulations. All amounts contributed by employee participants and earnings on these contributions are fully vested at all times and are not taxable to participants until withdrawn. Employee participants may elect to invest their contributions in various established funds. The Company also makes matching contributions to the accounts of plan participants.

Except as set forth above, the Company’s named executive officers generally participate in the same programs as its other employees.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2015, none of the Company’s officers, including its named executive officers held any outstanding equity or equity-based awards.

Retirement Benefits, Termination, Severance and Change in Control Payments

As of December 31, 2015, none of the Company’s officers, including its named executive officers, have any retirement benefits (other than their right to participate in the Company’s 401(k) retirement plan, as described above) or have any rights to severance payments.

Compensation of Non-Employee Directors.

During the fiscal year ending December 31, 2014, our board of directors established a compensation program for our non-employee directors. Under the plan, these non-employee directors receive a combination of cash compensation and restricted shares of our common stock, pursuant to the 2014 Long-Term Incentive Plan (the "2014 Plan"), as payment for services rendered as such members. Restricted shares vest at the rate of 50% after one year and the remaining 50% after two years.

On September 22, 2015, the Company's shareholders approved an amendment and restatement of the 2014 Plan that was adopted by the Board on August 7, 2015. The PANGAEA LOGISTICS SOLUTIONS LTD. 2014 SHARE INCENTIVE PLAN (as amended and restated by the Board of Directors on August 7, 2015), (the "Amended Plan"), limits the value of awards that may be granted to non-employee directors in any calendar year to $150,000 (calculating the value of any award based in shares to be determined based on the grant date fair value of such awards for financial reporting purposes), which limitation under the 2014 Plan was 10,000 shares.

The following table sets forth compensation paid to or earned by our non-employee directors during 2015:

Name (1)	Fees Earned or Paid in Cash	Stock Awards(2)	Total
Mark Filanowski	$25,000	$52,501	$77,501
Richard DuMoulin	$25,000	$52,501	$77,501
Peter Yu	$25,000	$52,501	$77,501
Paul Hong	$25,000	$52,501	$77,501
Eric Rosenfeld	$25,000	$52,501	$77,501
David Sgro	$25,000	$52,501	$77,501

(1)
Information for Messrs. Coll, Boggild and Laura, who served as a members of our board of directors in 2015, is not included in this table because they did not receive additional compensation for services rendered as members of our board of directors.

(2)
This column represents the grant date fair value of 10,000 and 8,696 restricted shares of our common stock made to each of our non-employee directors on May 8, 2015 and September 22, 2015, respectively. The grant date fair value was determined under FASB ASC Topic 718 utilizing the assumptions contained in Note 14 of our financial statements contained herein, excluding the effect of service-based forfeitures. As of December 31, 2015 Messrs. Filanowski, Du Moulin, Rosenfeld and Sgro each held 28,696 restricted shares of our common stock. Messrs. Yu and Hong entered into transfer agreements through which shares issued to them were transferred to Pangaea One Acquisition Holdings XIV, LLC.

We also reimburse our directors for reasonable and necessary out-of-pocket expenses incurred in attending Board and committee meetings or performing other services for us in their capacities as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	—	—	93,143
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	93,143

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

On September 22, 2015, the Company's shareholders approved an amendment and restatement of the 2014 Plan that was adopted by the Board on August 7, 2015. The PANGAEA LOGISTICS SOLUTIONS LTD. 2014 SHARE INCENTIVE PLAN (as amended and restated by the Board of Directors on August 7, 2015), (the "Amended Plan"), limits the value of awards that may be granted to non-employee directors in any calendar year to $150,000 (calculating the value of any award based in shares to be determined based on the grant date fair value of such awards for financial reporting purposes), which limitation under the 2014 Plan was 10,000 shares.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2016 by:

•each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•each of our officers and directors; and

•all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Beneficial Ownership (2)
Directors and Executive Officers:
Edward Coll	7,507,077	20.57%
Carl Claus Boggild (3)	7,417,105	20.32%
Anthony Laura	2,335,382	6.40%
Richard T. du Moulin* 52 Elm Avenue Larchmont, NY 10538	28,696	0.08%
Mark L. Filanowski* 71 Arrowhead Way Darien, CT 06820-5507	34,196	0.09%
Paul Hong c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	—	—%
Eric S. Rosenfeld 777 Third Ave New York, NY 10028	385,272	1.06%
David D. Sgro* 777 Third Ave New York, NY 10028	110,238	0.30%
Peter Yu (4) c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	13,988,957	38.32%
All Directors and Officers as a Group	31,806,923	87.13%

Five Percent Holders:
Edward Coll	7,507,077	20.57%
Lagoa Investments	7,417,105	20.32%
Anthony Laura	2,335,382	6.40%
Peter Yu (4)	13,988,957	38.32%
Pangaea One (Cayman), L.P. c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	3,297,254	9.03%
Pangaea One Parallel Fund, L.P. c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	3,081,156	8.44%
 *Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Phoenix Bulk Carriers (US) LLC, 109 Long Wharf, Newport, Rhode Island 02840.

(2)
The beneficial ownership of the common shares by the shareholders set forth in the table is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any common shares as to which the shareholder has sole or shared voting power or investment power and also any common shares that the shareholder has the right to acquire within 60 days. The percentage of beneficial ownership is calculated based on 36,503,837 outstanding common shares, which does not take into account the shares that may be issued to the Former Pangaea Holders upon achievement of certain net income targets. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them upon consummation of the Mergers.

(3)
Shares owned by Edward Coll include 120,000 common shares held by three irrevocable trusts for the benefit of his children as well as 25,204 open market purchases, all as to which Mr. Coll has sole or shared voting power or investment power. Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Coll may be deemed to be the beneficial owner of these shares.

(4)
Shares owned by Lagoa Investments. Mr. Boggild is the Managing Director of Lagoa Investments and solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Boggild may be deemed to be the beneficial owner of the shares held by Lagoa Investments.

(5)
Mr. Yu is a principal officer or director of the entity directly or indirectly controlling the general partner of each of Pangaea One Acquisition Holdings XIV, LLC., Pangaea One (Cayman), L.P., Pangaea One Parallel Fund, L.P., Pangaea One Parallel Fund (B), L.P., Leggonly, L.P., Malemod, L.P., Imfinno, L.P., and Nypsun, L.P. (collectively, the “Pangaea One Entities”). Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Yu may be deemed to be the beneficial owner of the shares held by the Pangaea One Entities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our disinterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction with unaffiliated third parties.

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

Escrow Agreement

The Company is a party to an Escrow Agreement, dated as of October 1, 2014, by and among Continental Stock Transfer & Trust Company, as escrow agent, the stockholders listed thereto (the “Stockholders”) and a representative of Quartet (the “Escrow Agreement”). Upon consummation of the Mergers, an aggregate of 1,100,000 of the common shares issued to the Stockholders as consideration for the Transactions, (“Escrow Shares”), were placed in escrow pursuant to the Escrow Agreement. Of the 1,100,000 common shares held in escrow, 550,000 were released on October 1, 2015 and the remaining shares will be released on October 1, 2016, in each case subject to reduction based on shares cancelled for claims ultimately resolved and those still pending resolution at the time of the release. The foregoing description of the Escrow Agreement is qualified in its entirety by the terms of the Escrow Agreement, which was filed as Exhibit 10.1 on February 4, 2015.

Lock-up Agreements

The Company also entered into a lock-up agreement with each of the Stockholders (the “Lock-up Agreement”) pursuant to which they agreed not to transfer common shares that they received upon consummation of the Mergers until (A) with respect to 50% of such shares, the earlier of (i) the date on which the closing price of the common shares exceeds $12.50 per share for any

20 trading days within a 30-trading day period and (ii) October 1, 2015 and (B) with respect to the remaining 50% of such shares, September 30, 2015, in each case subject to certain exceptions, provided, that the lock-up period shall terminate immediately prior to the consummation of a liquidation, merger, stock exchange or other similar transaction that results in any of the Company’s shareholders having the right to exchange the Company’s common shares for cash, securities or other property. The foregoing description of the Lock-up Agreement is qualified in its entirety by the terms of the Lock-up Agreement, which was filed as Exhibit 10.3 on February 4, 2015. Provisions of the Lock-up Agreement resulted in all common shares received in the Mergers to become unrestricted on October 1, 2015. Such shares constitute Control Securities and are transferable subject to the conditions imposed under Rule 144.

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

Audit Fees

Audit fees consist of the fees and expenses for professional services rendered in connection with the audit of the Company’s consolidated financial statements, reviews of the consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-Q and fees for services related to the Company’s registration statements, consents, and assistance with and review of documents filed with the SEC. During the year ended December 31, 2015 the Company incurred an aggregate of $573,343 in audit fees. During the year ended December 31, 2014, audit fees consist of the audit of the consolidated financial statements ($338,232), quarterly reviews in connection with SEC filings ($136,421), and review of documents filed with the SEC in connection with registration statements and prospectus and related consents ($460,823).

Audit-related fees

During the years ended December 31, 2015 and 2014, audit-related fees of $46,800 and $58,959, respectively, consist of the fees and expenses for the audit of Nordic Bulk Holding Company Ltd., a subsidiary of the Company.

Tax Fees

During the years ended December 31, 2015 and 2014, our independent registered public accounting firm did not render any tax services to us. However, such firm will provide tax services to us as and when required.

All Other Fees

During the years ended December 31, 2015 and 2014, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval of Audit and Non-Audit Services

Our Audit Committee charter provides that all audit services and non-audit services must be pre-approved by the Audit Committee. The Audit Committee may delegate authority to grant pre-approvals of audit and permitted non-audit services to a subcommittee consisting of one or more members of the Audit Committee, provided that any pre-approvals granted by any such subcommittee must be presented to the full Audit Committee at its next scheduled meeting. From time to time, the Audit Committee has delegated to the Chairman of the committee the authority to pre-approve audit, audit-related and permitted non-audit services.

All non-audit services were reviewed with the Audit Committee or the Chairman, which concluded that the provision of such services by Grant Thornton LLP were compatible with the maintenance of such firm's independence in the conduct of their respective auditing functions.

As previously reported on the Company’s Form 8-K filed on June 9, 2015, Nordic Bulk Holdings ApS (“NBH”), a significant subsidiary of the Company, dismissed its independent registered public accounting firm, PricewaterhouseCoopers Statsautoriseret Revisionspartnerselskab (“PwC”). Grant Thornton LLP has expressed reliance in its reports on the audits and reviews of the financial statements of NBH by PwC. Grant Thornton LLP will continue to serve as the Company's independent registered public accounting firm and does not expect to express reliance on another firm in any future reports on the Company’s financial statements. The dismissal of PwC was recommended by the Audit Committee. The report of PwC on NBH’s consolidated financial statements as of and for the year ended December 31, 2014 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2014 and through June 3, 2015, there were no (a) disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PwC 's satisfaction, would have caused PwC to make reference to the subject matter thereof in connection with its reports for such years; or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pangaea Logistics Solutions Ltd.

We have audited the accompanying consolidated balance sheets of Pangaea Logistics Solutions Ltd. (formerly Bulk Partners (Bermuda) Ltd.) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in convertible redeemable preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Nordic Bulk Holding ApS and its subsidiary, a majority-owned subsidiary, which statements reflect total assets constituting $18,016,804 of consolidated total assets as of December 31, 2014 and total revenues of $153,172,860 of consolidated total revenues for the year then ended. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Nordic Bulk Holding ApS and its subsidiary, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pangaea Logistics Solutions Ltd. (formerly Bulk Partners (Bermuda) Ltd.) and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Boston, Massachusetts
March 23, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Nordic Bulk Holding ApS

We have audited the consolidated balance sheets of Nordic Bulk Holding ApS (a Danish corporation) and its subsidiary (the “Company”) as of December 31, 2014, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements (not presented herein) referred to above present fairly, in all material respects, the financial position of Nordic Bulk Holding ApS and its subsidiary as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers

Statsautoriseret Revisionspartnerselskab

Copenhagen, Denmark
March 30, 2015

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$37,520,240	$29,817,507
Restricted cash	2,003,341	1,000,000
Accounts receivable (net of allowance of $5,067,194 at December 31, 2015 and $4,029,669 at December 31, 2014)	19,617,943	27,362,216
Bunker inventory	7,490,590	15,601,659
Advance hire, prepaid expenses and other current assets	2,679,292	6,568,234
Vessels held for sale, net	—	4,523,804
Total current assets	69,311,406	84,873,420

Fixed assets, net	255,145,807	207,667,613
Investment in newbuildings in-process	42,505,783	38,471,430
Other noncurrent assets	—	646,537
Total assets	$366,962,996	$331,659,000

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$22,156,202	$40,201,794
Related party debt	13,321,419	59,102,077
Deferred revenue	4,448,795	11,748,926
Current portion long-term debt	19,499,262	17,807,674
Line of credit	—	3,000,000
Dividends payable	12,724,825	12,824,825
Total current liabilities	72,150,503	144,685,296

Secured long-term debt, net	129,496,153	86,626,151

Commitments and contingencies - Note 14

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized 36,503,837 and 34,756,980 shares issued and outstanding at December 31, 2015 and 2014, respectively	3,650	3,476
Additional paid-in capital	133,075,409	133,955,445
Accumulated deficit	(24,866,534)	(36,142,727)
Total Pangaea Logistics Solutions Ltd. equity	108,212,525	97,816,194
Non-controlling interests	57,103,815	2,531,359
Total stockholders' equity	165,316,340	100,347,553
Total liabilities and stockholders' equity	$366,962,996	$331,659,000

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations

	Years ended December 31,
	2015	2014
Revenues:
Voyage revenue	$266,673,105	$345,235,869
Charter revenue	20,660,136	53,040,336
	287,333,241	398,276,205
Expenses:
Voyage expense	125,634,706	189,474,578
Charter hire expense	75,922,447	149,653,797
Vessel operating expenses	31,559,662	29,583,386
General and administrative	14,966,463	12,831,330
Depreciation and amortization	12,730,872	11,668,128
Loss on impairment of vessels	5,354,023	11,506,631
Loss (gain) on sale of vessels	638,638	(3,947,600)
Total expenses	266,806,811	400,770,250

Income (loss) from operations	20,526,430	(2,494,045)

Other (expense) income:
Interest expense, net	(5,419,755)	(5,644,057)
Interest expense related party debt	(435,565)	(263,648)
Imputed interest on related party long-term debt	—	(322,946)
Unrealized loss on derivative instruments	(377,264)	(1,230,132)
Other income (expense)	(926,759)	(3,693,118)
Total other expense, net	(7,159,343)	(11,153,901)

Net income (loss)	13,367,087	(13,647,946)
(Income) loss attributable to noncontrolling interests	(2,090,894)	1,519,497
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$11,276,193	$(12,128,449)

Earnings (loss) per common share:
Basic	$0.32	$(1.61)
Diluted	$0.32	$(1.61)

Weighted average shares used to compute earnings (loss) per common share (Note 5)
Basic	34,784,733	18,726,308
Diluted	34,957,542	18,726,308

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd. Consolidated Statements of Changes in Convertible Redeemable Preferred Stock and Stockholders' Equity

	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Pangaea Logistics Solutions Ltd. (Deficit) Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	89,114	$103,236,399	13,421,955	$1,342	$85,987	$(5,933,870)	$(5,846,541)	$20,483,964	$14,637,423
Accrued convertible redeemable preferred stock dividends	—	—	—	—	—	(6,303,747)	(6,303,747)	—	(6,303,747)
Recognized beneficial conversion feature of convertible redeemable preferred stock at issuance date	—	—	—	—	11,776,661	(11,776,661)	—	—	—
Issuance of convertible redeemable preferred stock as settlement of accrued dividends	16,556	28,332,960	—	—	(11,776,661)	—	(11,776,661)	—	(11,776,661)
Imputed interest on related party long term debt	—	—	—	—	—	—	—	322,946	322,946
Shareholder loan modification	—	—	—	—	—	—	—	(16,756,054)	(16,756,054)
Conversion of preferred stock to common shares	(105,670)	(131,569,359)	115,352	12	131,569,347	—	131,569,359	—	131,569,359
Merger transaction	—	—	20,744,364	2,074	5,025,752	—	5,027,826	—	5,027,826
Merger costs	—	—	415,309	42	(2,727,451)		(2,727,409)	—	(2,727,409)
Issuance of restricted shares	—	—	60,000	6	1,810	—	1,816	—	1,816
Net loss	—	—	—	—	—	(12,128,449)	(12,128,449)	(1,519,497)	(13,647,946)
Balance at December 31, 2014	—	$—	34,756,980	$3,476	$133,955,445	$(36,142,727)	$97,816,194	$2,531,359	$100,347,553

Recognized compensation cost for restricted stock	—	—	—	—	457,068	—	457,068	—	457,068
Acquisition of noncontrolling interest	—	—	400,000	40	(1,336,970)	—	(1,336,930)	1,132,463	(204,467)
Distribution of noncontrolling interest	—	—	—	—	—	—	—	(504,210)	(504,210)
Conversion of related party debt to noncontrolling interest	—	—	—	—	—	—	—	51,853,309	51,853,309
Issuance of restricted shares	—	—	1,346,857	134	(134)	—	—	—	—
Net income	—	—	—	—	—	11,276,193	11,276,193	2,090,894	13,367,087
Balance at December 31, 2015	—	$—	36,503,837	$3,650	$133,075,409	$(24,866,534)	$108,212,525	$57,103,815	$165,316,340

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2015	2014
Operating activities
Net income (loss)	$13,367,087	$(13,647,946)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization expense	12,730,872	11,668,128
Amortization of deferred financing costs	745,522	954,604
Unrealized loss on derivative instruments	377,264	1,230,132
Loss from equity method investee	100,861	265,443
Provision for doubtful accounts	974,952	2,764,836
Loss (gain) on sales of vessels	638,638	(3,947,600)
Loss on impairment of vessels	5,354,023	11,506,631
Drydocking costs	(1,393,160)	(4,880,041)
Write off unamortized financing costs of repaid debt	72,968	471,834
Amortization of discount on related party long-term debt	—	322,946
Recognized compensation cost for restricted stock	457,068	1,816
Change in operating assets and liabilities:
Increase in restricted cash	(1,003,341)	(500,000)
Accounts receivable	6,769,321	14,561,418
Bunker inventory	8,111,069	5,470,533
Advance hire, prepaid expenses and other current assets	3,852,662	4,291,713
Accounts payable, accrued expenses and other current liabilities	(17,846,557)	(6,413,198)
Deferred revenue	(7,300,131)	(4,406,572)
Net cash provided by operating activities	26,009,118	19,714,677

Investing activities
Purchase of vessels	(44,799,563)	(43,914,439)
Proceeds from sales of vessels	8,265,179	23,279,387
Deposits on newbuildings in-process	(27,209,306)	(13,101,430)
Purchase of building and equipment	(55,128)	(560,955)
Acquisition of noncontrolling interest in consolidated subsidiary	(250,000)	—
Net cash used in investing activities	(64,048,818)	(34,297,437)

Financing activities
Proceeds from the Mergers	—	5,035,636
Proceeds of related party debt	6,853,336	17,651,149
Payments on related party debt	(1,216,250)	(225,291)
Proceeds from long-term debt	67,500,000	35,500,000
Payments of financing and issuance costs	(1,178,310)	(484,380)
Payments on long-term debt	(22,548,460)	(30,051,021)
Merger costs	—	(1,853,753)
Payment of line of credit	(3,000,000)	—
Common stock accrued dividends paid	(100,000)	(100,000)
Distributions to non-controlling interest	(567,883)	—
Net cash provided by financing activities	45,742,433	25,472,340

Net increase in cash and cash equivalents	7,702,733	10,889,580
Cash and cash equivalents at beginning of period	29,817,507	18,927,927
Cash and cash equivalents at end of period	$37,520,240	$29,817,507

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows (continued)

	Years ended December 31,
	2015	2014
Disclosure of noncash items
Issuance of subsidiary common shares as settlement of related party debt - NOTE 10	$51,853,310	$—
Dividends declared, not paid	$—	$6,303,747
Issuance of convertible redeemable preferred stock as settlement of accrued dividends	$—	$28,332,960
Issuance of common stock in settlement of merger related costs	$—	$4,234,015
Beneficial conversion feature of convertible redeemable preferred stock at issuance date	$—	$11,776,661
Modification of shareholder loan to on demand	$—	$16,433,107
Imputed interest on related party long-term debt	$—	$322,946
Cash paid for interest	$5,407,613	$5,112,858

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

The Company is a holding company incorporated under the laws of Bermuda as an exempted company on April 29, 2014 in connection with the mergers described below. Bulk Partners (Bermuda) Ltd. (“Bulk Partners”), which following the mergers, is wholly owned by the Company, and which is also a holding company that was incorporated under the laws of Bermuda as an exempted company on June 17, 2008, was formed by three individuals who are collectively referred to as the Founders.

NOTE 2 - COMPLETED MERGERS

On April 30, 2014, the Company, (formerly known as Quartet Holdco Ltd.,), entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Quartet Merger Corp. (“Quartet”), Quartet Merger Sub Ltd. (“Merger Sub”), Bulk Partners (at the time, Pangaea Logistics Solutions Ltd.), and the security holders of Bulk Partners (“Signing Holders”). The Merger Agreement involved (i) Quartet merging with and into the Company, with the Company surviving such merger as the publicly-traded entity and (ii) Merger Sub merging with and into Bulk Partners with Bulk Partners surviving such merger as a wholly-owned subsidiary of the Company (collectively, the “Mergers”).

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

In accordance with the terms of Bulk Partners’ convertible redeemable preferred stock, upon the Closing, 105,670 outstanding convertible redeemable preferred shares were converted into 115,352 of Bulk Partners’ common shares.  The Signing Holders received 29,411,765 shares of the Company in exchange for these common shares and an additional 1,739,062 Forfeited Shares, or 31,150,827 shares in aggregate.

Further, in connection with the Mergers, Quartet entered into agreements with certain third parties pursuant to which such parties agreed to accept payment for certain amounts owed to them for merger related services in shares of the Company, resulting in the issuance of an aggregate of 291,953 common shares.  Additionally, 420,000 unit purchase options of Quartet were converted into 123,356 common shares of the Company.  These 415,309 shares are denoted as “Advisors Shares”.

At December 31, 2015, there are 36,503,837 common shares of the Company issued and outstanding of which the Signing Holders own approximately 85.4%.

NOTE 3 – NATURE OF ORGANIZATION

The consolidated financial statements include the operations of Pangaea Logistics Solutions Ltd. and its wholly-owned subsidiaries (collectively referred to as “the Company”), as well as other entities consolidated pursuant to Accounting Standards Codification (“ASC”) 810, Consolidation. A summary of the Company’s consolidation policy is provided in Note 4. A summary of the Company’s variable interest entities is provided at Note 6. At December 31, 2015 and 2014, entities that are consolidated pursuant to ASC 810-10 include the following wholly-owned subsidiaries:

•	Bulk Partners (Bermuda) Ltd. (“Bulk Partners”) – a corporation that was duly organized under the laws of the Bermuda. The primary purpose of this corporation is a holding company.

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

•
Bulk Pangaea Limited (“Bulk Pangaea”) – a corporation that was duly organized under the laws of Bermuda. Bulk Pangaea was established in September 2009 for the purpose of acquiring the m/v Bulk Pangaea.

•
Bulk Discovery (Bermuda) Ltd. (“Bulk Discovery”) – a corporation that was duly organized under the laws of Bermuda. Bulk Discovery was established in February 2011 for the purpose of acquiring the m/v Bulk Discovery. The m/v Bulk Discovery was sold in August 2015 and Bulk Discovery was subsequently liquidated.

•
Bulk Cajun Bermuda Ltd. (“Bulk Cajun”) – a corporation that was duly organized under the laws of Bermuda. Bulk Cajun was established in May 2011 for the purpose of acquiring the m/v Bulk Cajun. The Company sold the m/v Bulk Cajun in February 2015 and Bulk Cajun was subsequently liquidated. The liquidation included a distribution to the noncontrolling interest holders in Bulk Cajun of approximately $0.5 million.

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

•
109 Long Wharf LLC (“Long Wharf”) – a corporation that was duly organized under the laws of Delaware for the objective and purpose of holding real estate located in Newport, Rhode Island. Long Wharf was owned by two of the Company’s Founders until September 1, 2014, at which time ownership was transferred to the Company. Prior to the transfer, Long Wharf was heavily dependent on the Company to fund its operations. Accordingly, the Company has consolidated 100% of Long Wharf for the years ended December 31, 2015 and 2014.

•
Nordic Bulk Holding ApS (“NBH”) – a corporation that was duly organized in March 2009 under the laws of Denmark. The primary purpose of this corporation is to manage and operate vessels through its wholly owned subsidiary Nordic Bulk Carriers AS (“NBC”). NBC specializes in ice trading, as well as the carriage of a wide range of commodities, including cement clinker, steel scrap, fertilizers, and grains. The Company owns 100% of NBH at December 31, 2015 and owned 51% at December 31, 2014. The accompanying consolidated financial statements include the operations of NBH for the years ended December 31, 2015 and 2014.

At December 31, 2015 and 2014, entities that are consolidated pursuant to ASC 810-10, but which are not wholly-owned, include the following:

•
Nordic Bulk Holding Company Ltd. (“NBHC”) - a corporation that was duly organized under the laws of Bermuda. NBHC was established in October 2012, for the purpose of owning Bulk Nordic Olympic Ltd. (“Bulk Olympic”) and Bulk Nordic Orion Ltd. (“Bulk Orion”) and to invest in additional vessels through its wholly-owned subsidiaries. At December 31, 2015 and 2014 the Company had one-third ownership interest in NBHC, the remainder of which is owned by third-parties. The operating results of NBHC are 100% dependent on transactions with related parties and affiliates. Accordingly, the Company has consolidated NBHC for the years ended December 31, 2015 and 2014. Bulk Bulk Odyssey, Bulk Orion, Bulk Nordic Oshima Ltd. (“Bulk Oshima”), Bulk Nordic Olympic Ltd. (“Bulk Olympic”), Bulk Nordic Odin Ltd. (“Bulk Odin”) and Bulk Nordic Oasis Ltd. (“Bulk Oasis”), corporations duly organized under the laws of Bermuda between March 2012 and February 2015, are owned by NBHC. These entities were established for the purpose of owning m/v Nordic Odyssey, m/v Nordic Orion, m/v Nordic Oshima, m/v Nordic Olympic, m/v Nordic Odin and m/v Nordic Oasis, respectively.

•
Nordic Bulk Ventures Holding Company Ltd. (“BVH”) – a corporation that was duly organized under the laws of Bermuda. BVH was established in August 2013, together with a third-party, for the purpose of owning Bulk Nordic Five Ltd. (“Five”) and Bulk Nordic Six Ltd. (“Six”). Five and Six are corporations that were duly organized under the laws of Bermuda in November 2013 for the purpose of owning new ultramax newbuildings to be delivered in 2017. At December 31, 2015 and 2014, the Company had a 50% ownership interest in BVH, the remainder of which is owned by a third-party. The operating results of BVH are 100% dependent on transactions with related parties and affiliates. Accordingly, the Company has consolidated BVH for the years ended December 31, 2015 and 2014.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the establishment of the allowance for doubtful accounts and the estimate of salvage value used in determining vessel depreciation expense.

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

Charter revenues relate to a time charter arrangement under which the Company is paid charter hire on a per day basis for a specified period of time. Revenues from time charters are earned and recognized on a straight-line basis over the term of the charter, as the vessel operates under the charter. Revenue is not earned when vessels are offhire.

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

Charter Expenses

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores.

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, trade receivables and derivative instruments. The Company maintains its cash accounts with various high-quality financial institutions in the United States, Germany, and Bermuda. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company does not believe that significant concentration of credit risk exists with respect to these cash equivalents. Trade accounts receivable are recorded at the invoiced amount, and do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral. Historically, credit risk with respect to trade accounts receivable has been considered minimal due to the long-standing relationships with significant customers, and their relative financial stability. However, current economic conditions could impact the collectibility of certain customers' trade receivables, which could have a material effect on the Company's results of operations. Derivative instruments are recorded at fair value. During the year ended December 31, 2014, the Company had losses relating to the bankruptcy of its counterparty to certain fuel swap contracts of approximately $2,146,000, which is included in other (expense) income in the consolidated statements of operations. The Company does not have any off-balance sheet credit exposure related to its customers.

At December 31, 2015, two customers accounted for 59% of the Company’s trade accounts receivable. At December 31, 2014, there were three customers that accounted for 35% of the Company’s trade accounts receivable.

At December 31, 2015, customers in each of the following countries accounted for at least 10% of accounts receivable; Canada (41%) and the United States (35%).     At December 31, 2014, customers in each of the following countries accounted for at least 10% of the Company’s accounts receivable; Canada (33%), the United States (27%), and Brazil (11%).

For the year ended December 31, 2015, revenue from customers in each of the following countries accounted for at least 10% of total revenue; the United States (29%), Canada (15%) and Switzerland (13%). For the year ended December 31, 2014, revenue from customers in each of the following countries accounted for at least 10% of total revenue; the United States (21%), Switzerland (18%) and Canada (11%).

For the year ended December 31, 2015 one customer accounted for 13% of total revenue. On February 8, 2016, this customer filed for Chapter 11 bankruptcy protection. The Company continues to provide logistics services to the customer post-petition and has been compensated for services provided post-petition. The majority of pre-petition accounts receivable has been reserved for in accordance with the Company's allowance for doubtful accounts policy. The Company will continue to closely monitor the developments in the bankruptcy proceedings; however, we do not expect any disruption to services we provide under the contract as of the time of this filing. For the year ended December 31, 2014, no single customer accounted for 10% or more of total revenue.

Cash and Cash Equivalents

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. Cash and cash equivalents by type were as follows:

	December 31,
	2015	2014
Money market accounts – cash equivalents	$28,491,872	$24,238,756
Cash (1)	9,028,368	5,578,751
Total	$37,520,240	$29,817,507
(1) Consists of cash deposits at various major banks.

Restricted Cash

Restricted cash at December 31, 2015 and 2014 consists of $0.5 million held by a facility agent as required by a letter of credit on behalf of PBC as security for a performance guarantee on a contract and $0.5 million held by a facility agent as required by the Bulk Atlantic Secured Note (See Note 12). At December 31, 2015, an additional $1.0 million is being held by a facility agent as required by the letter of credit issued as security for the appeal of a lawsuit brought by a shareholder.

Allowance for Doubtful Accounts

The Company provides a specific reserve for significant outstanding accounts that are considered potentially uncollectible in whole or in part. In addition, the Company’s policy based on experience is to establish a reserve equal to approximately 25% of accounts receivable balances that are 30-180 days past due and approximately 50% of accounts receivable balances that are 180 or more days past due, and which are not otherwise reserved. The reserve estimates are adjusted as additional information becomes available, or as payments are made. At December 31, 2015 and 2014, the Company has provided an allowance for doubtful accounts of $5,067,194 and $4,029,669 respectively, for amounts that are not expected to be fully collected. The provision for doubtful accounts was approximately $975,000 in 2015 and $2,765,000 in 2014. The Company wrote off approximately $157,000 and $398,000 during 2015 and 2014, respectively, which amounts were previously included in the allowance, because these amounts were determined to be uncollectible.

Bunker Inventory

Inventory is primarily comprised of fuel oil purchased and stored onboard a vessel. Inventory is measured at the lower of cost under the first-in, first-out method or net realizable value.

Advanced Hire, Prepaid Expenses and Other Current Assets

Advance hire represents payment to ship owners under time-charters for days subsequent to the balance sheet date. Hire is typically paid in advance for the following fifteen days, but intervals vary by time-charter party. Prepaid expenses include advance funding to the technical manager for vessel operating expenses, lubricating oils and stores kept on board owned vessels, and for voyage expenses paid in advance. Other assets include deposits held by counterparties to various derivative instruments and the fair value of derivative instruments when it exceeds the settlement price of the instrument.

At December 31, advance hire, prepaid expenses and other current assets were comprised of the following:

	2015	2014
Advance hire	$1,138,300	$4,345,959
Prepaid expenses	537,192	427,889
Other current assets	1,003,800	1,794,386
Total	$2,679,292	$6,568,234

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

Vessels held for sale are carried at estimated fair value less cost to sell. No additional depreciation expense is recorded for vessels categorized as held for sale. The Company sold the m/v Bulk Cajun in February 2015. Accordingly, the vessel was written down to its fair value less cost to sell and classified as held for sale at December 31, 2014. The difference between the carrying amount of the m/v Bulk Cajun and the fair value less cost to sell of approximately $1,531,000 was included as a loss on impairment of vessels in the consolidated statements of operations.

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

Long-lived Assets Impairment Considerations

The carrying values of the Company’s vessels may not represent their fair market value or the amount that could be obtained by selling the vessel at any point in time, since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of new vessels. Historically, both charter rates and vessel values tend to be cyclical. The carrying amounts of vessels held and used by the Company are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel’s carrying amount. This assessment is made at the asset group level which represents the lowest level for which identifiable cash flows are largely independent of other groups of assets. The asset groups established by the Company are defined by vessel size, age and classification. At December 31, 2015 and 2014, the Company identified a potential impairment indicator based on the estimated market value of its vessels. As a result, the Company evaluated each asset group for impairment by estimating the total undiscounted cash flows expected to result from the use of the asset group and its eventual disposal.

The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include: the Company’s estimate of future time charter equivalent (“TCE”) rates based on current rates under existing charters and contracts. The Company applies a multiple to account for expected growth or decline in TCE rates due to market conditions for periods beyond those for which rates are available. Projected net operating cash flows are net of brokerage and address commissions and exclude revenue on scheduled off-hire days. The Company uses current vessel operating expense amounts, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows.

At December 31, 2015, the carrying amounts of the m/v Nordic Barents and m/v Nordic Bothnia were determined to be higher than their estimated undiscounted future cash flows because estimated TCE rates anticipated in the analysis have declined. The decrease in TCE rates is due to the fact that these vessels are older and are not preferable in a weakening market where there is an oversupply of newer tonnage. As a result, a loss on impairment of these vessels totaling approximately $3.5 million, which is equal to the excess of the carrying amount of the assets over their fair value, is included in the consolidated statements of operations. At December 31, 2014, the carrying amount of the m/v Bulk Discovery was determined to be higher than its estimated undiscounted future cash flows because of the higher than expected estimate of upcoming drydocking costs. At December 31, 2014, the carrying amount of the m/v Nordic Barents and m/v Nordic Bothnia were determined to be higher than their estimated undiscounted future cash flows because the TCE rates anticipated in the Company’s annual budget for 2015, which were used to calculate such cash flows, were lower than the rates forecasted as of the third quarter due to deteriorated market conditions in the fourth quarter. Accordingly, a loss on impairment of approximately $10.0 million, which is equal to the excess of the carrying amount of the vessels over their fair value, is recorded in the consolidated statements of operations.

In addition, the Company sold the m/v Bulk Cajun in February 2015. A loss on impairment of approximately $1.5 million is included in the consolidated statements of operations for the year ended December 31, 2014 because the vessel was sold for its scrap value, which was less than its carrying amount.

Debt Issuance Costs, Bank Fees and Amortization

Qualifying expenses associated with commercial financing and fees paid to financial institutions to obtain financing are carried as a reduction of the outstanding debt and amortized over the term of the arrangement using the effective interest method. The unamortized portion is included as a reduction of secured long-term debt on the consolidated balance sheets.

 In connection with the Company’s new and amended secured term loans executed in 2015, the Company incurred financing costs of approximately $378,000. In connection with the Company’s two secured term loans obtained in 2014, the Company incurred financing costs of approximately $259,000.

Amortization of the debt issuance costs is included as a component of interest expense in the consolidated statements of income. Unamortized debt issuance costs of approximately $26,000 were written off in conjunction with the the repayment of the loan by Bulk Discovery in 2015. In 2014, unamortized debt issuance costs of Bulk Providence and Bulk Liberty totaling approximately $274,000 were written off in conjunction with the repayment of outstanding debt. Unamortized debt issuance costs of Bulk Cajun totaling approximately $36,000 were reclassified to other current assets in conjunction with the pending sale of this vessel and then written off when the loan was repaid in 2015.

In connection with the new and amended secured term loans obtained in 2015, the Company paid bank fees of $800,000. In connection with the Company’s secured term loans obtained in 2014, the Company paid bank fees of $225,000.

 Amortization of bank fees is included as a component of interest expense in the consolidated statements of operations. Unamortized bank fees of Bulk Discovery totaling approximately $11,000 were written off in conjunction with the repayment of the loan in 2015. Unamortized bank fees of Bulk Providence and Bulk Liberty totaling approximately $198,000 were written off in conjunction with the repayment of outstanding debt in 2014. Unamortized bank fees of Bulk Cajun totaling $6,000 were reclassified to current portion of long-term debt in 2014 and written off in conjunction with the repayment of the loan in 2015.

The components of net debt issuance costs and bank fees, which are included in secured long-term debt on the consolidated balance sheets are as follows:

	December 31,
	2015	2014
Debt issuance costs and bank fees paid to financial institutions	$5,275,238	$4,397,950
Less: accumulated amortization	(3,129,972)	(2,642,420)
Unamortized debt issuance costs and bank fees	$2,145,266	$1,755,530

Amortization included in interest expense	$745,522	$954,604

Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	December 31,
	2015	2014
Accounts payable	$14,064,870	$33,538,153
Accrued expenses	5,232,864	4,651,503
Accrued interest	455,818	540,862
Other accrued liabilities	2,402,650	1,471,276
Total	$22,156,202	$40,201,794

Taxation

The Company is not subject to corporate income taxes on its profits in Bermuda because Bermuda does not impose an income tax.

NBC, an affiliated company consolidated pursuant to ASC 810-10, is subject to a Danish tonnage tax. NBC is not taxed on the basis of their actual income derived from their business but on an alternative income determination based on the net tons carrying capability of their fleet. As the tax is not determined based on taxable income, NBC’s tax expense of approximately $373,000 and $364,000 and is included within voyage expenses in the accompanying consolidated statements of operations as of December 31, 2015 and 2014, respectively.

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

Since earnings from shipping operations of the Company are not subject to U.S. or foreign income taxation, the Company has not recorded income tax expense, deferred tax assets or liabilities for the years ending December 31, 2015 and 2014.

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company has determined that it has no uncertain tax positions as of December 31, 2015 and 2014. Additionally, the Company accrues interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

Where required, the Company complies with income tax filings in its various jurisdictions of operations. With few exceptions, as of December 31, 2015 and 2014, the Company is not subject to U.S. federal or foreign examinations by tax authorities for years before 2010.

Restricted Common Share Awards

Compensation cost of restricted share awards is measured using the grant date fair value of the Company's common shares, as quoted on the Nasdaq Capital Market, multiplied by the total number of shares granted. Compensation cost is amortized according to the vesting period indicated in the grant agreement. Total compensation cost recognized during the years ended December 31, 2015 and 2014 is $457,068 and $1,816, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

Dividends

Dividends on common stock are recorded when declared by the Board of Directors. Refer to Note 13 for a discussion regarding common stock dividends.

Earnings (Loss) per Common Share

In 2015, basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. In 2014, loss per common share was calculated using the two-class method, which is an earnings allocation formula that determines net income (loss) per common share for the holders of the Company’s common shares and participating securities. The Company did not allocate the undistributed earnings for the pre-and post-transaction periods. There were no participating securities in 2015.

EPS is computed using the weighted-average number of common shares outstanding during the period. In 2014, the weighted average number of common shares was calculated by adding the weighted average number of common shares of Bulk Partners from the beginning of the year to the date of the Mergers multiplied by the exchange ratio established in the Merger Agreement, to the actual number of common shares of the Company outstanding from the acquisition date to the end of the period.

In 2015, diluted EPS is computed using the treasury stock method. Under this method, the amount of unrecognized compensation cost related to future services by employees who were awarded restricted shares is assumed to be used to repurchase common stock at the average market price during the period. The incremental shares (nonvested less repurchased) are considered to be outstanding for diluted EPS.

In 2014, diluted EPS was computed using the more dilutive of (a) the two-class method, or (b) the if-converted method. The Company allocated net income first to convertible redeemable preferred stockholders based on dividend rights and then to common and convertible redeemable preferred stockholders based on ownership interests. The weighted-average number of common shares included in the computation of diluted net income gave effect to all potentially dilutive common equivalent shares, including the potential issuance of stock upon the conversion of the Company’s convertible redeemable preferred stock. Common equivalent shares are excluded from the computation of diluted net income per share if their effect is antidilutive.

Foreign Exchange

The Company conducts all of its business in U.S. dollars; accordingly, there are no foreign exchange transaction gains or losses reflected in the consolidated statements of income.

Derivatives and Hedging Activities

The Company accounts for derivatives in accordance with the provisions of ASC 815, Derivatives and Hedging. The Company uses interest rate swaps to reduce market risks associated with its operations, principally changes in variable interest rates on its bank debt. Additionally, the Company uses forward freight agreements to protect against changes in charter rates and bunker (fuel) swaps to protect against changes in fuel prices. Derivative instruments are measured at fair value and are recorded as assets or liabilities.

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

At December 31, 2015 the Company has six fixed rate debt facilities.At December 31, 2014, the Company had eight fixed rate debt facilities. The aggregate carrying amounts and fair values of the long-term debt associated with the fixed rate borrowing arrangements are as follows:

	December 31,
	2015	2014
Carrying amount of long-term debt	$28,320,101	$42,044,477
Fair value of long-term debt	$28,560,879	$45,960,663

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

Recent Accounting Pronouncements

In April 2015, the FASB issued an update Accounting Standards Update for Presentation of Debt Issuance Costs. The amendments are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The new standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015 and earlier adoption is permitted. The Company adopted this guidance for the year ended December 31, 2015, and retroactively applied this guidance for the year ended December 31, 2014. Such application did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued an update Accounting Standards Update for Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2018. The Company is evaluating the impact of the adoption of this guidance to determine whether or not it has a material impact on its consolidated financial statements.

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

NOTE 5 - EARNINGS (LOSS) PER SHARE

The computation of basic earnings per common share and diluted earnings per common share was as follows:

	December 31, 2015	December 31, 2014
Numerator:
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$11,276,193	$(12,128,449)
Less: dividends declared on convertible redeemable preferred stock (i)	—	(6,303,747)
Less: beneficial conversion	—	(11,776,661)
Total income (loss) allocated to common stock	$11,276,193	$(30,208,857)

Denominator:
Weighted-average number of shares of common stock outstanding - basic	34,784,733	18,726,308
Weighted-average number of shares of common stock outstanding - diluted	34,957,542	18,726,308
Basic EPS - common stock	$0.32	$(1.61)
Diluted EPS - common stock	$0.32	$(1.61)

(i)	All convertible redeemable preferred stock was converted to common stock in conjunction with the Mergers.

NOTE 6 - VARIABLE INTEREST ENTITIES

The Company has evaluated all of its wholly and partially-owned entities, as well as entities with common ownership or other relationships, pursuant to ASC 810. A summary of the Company’s consolidation policy is provided in Note 4. The Company has concluded that Bulk Pangaea, Bulk Discovery, Bulk Cajun, Bulk Patriot, Bulk Juliana, Bulk Atlantic, Bulk Trident, Bulk Phoenix, Bulk Barents, Bulk Bothnia, NBH, Long Wharf, NBHC and NBVH should be consolidated as VIEs at December 31, 2015 and 2014.

Bulk Pangaea, Bulk Discovery, Bulk Patriot, Bulk Juliana, Bulk Liberty, Bulk Atlantic, Bulk Trident, Bulk Phoenix, Bulk Barents and Bulk Bothnia are wholly-owned subsidiaries that were established for the purpose of acquiring bulk carriers. The Bulk Cajun is a majority owned subsidiary established for the purpose of acquiring bulk carriers. The Company has concluded that Bulk Pangaea, Bulk Cajun, Bulk Discovery, Bulk Patriot, Bulk Juliana, Bulk Atlantic, Bulk Trident, Bulk Phoenix, Bulk Barents and Bulk Bothnia are VIEs due to the existence of guarantees and cross-collateralization on their outstanding debt, which is indicative of an inability to finance the entities’ activities without additional subordinated financial support. Accordingly, the Company has consolidated these subsidiaries for the years ended December 31, 2015 and 2014. The consolidation of all of these entities increased total assets by approximately $53.0 million and increased total liabilities by approximately $54.1 million at December 31, 2015. Total shareholders’ equity decreased by approximately $1.1 million. The consolidation of all of these entities increased total assets by approximately $59.6 million and increased total liabilities by approximately $58.7 million at December 31, 2014. Total shareholders’ equity increased by approximately $0.9 million. Bulk carriers owned by Bulk Cajun and Bulk Discovery were sold in 2015. The liquidation of Bulk Cajun resulted in a distribution to noncontrolling interest holders of approximately $0.5 million.

NBH is a wholly-owned subsidiary of the Company following the conversion of debt to equity and acquisition of the remaining outstanding shares during 2015. On June 22, 2015, N.B.V. Nordic Bulk Ventures (Cyprus) Limited ("NBV"), a wholly-owned subsidiary of the Company, acquired 24.5% of NBH for $250,000. Prior to the transaction, NBV owned 51% of NBH. This transaction follows the conversion of $4.0 million of intercompany debt held by NBV to additional share capital of NBC. On October 13, 2015, NBV acquired the remaining 24.5% of NBH in exchange for 400,000 shares of the Company. Prior to these transactions, NBC was a wholly-owned subsidiary of NBH. Following these transactions, the Company owns 100% of NBH and NBC. The Company had a 51% interest in NBH in 2014. The Company determined that NBH is a VIE due to the fact that NBH’s total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support. Furthermore, the Company determined that it is NBH’s primary beneficiary, as it has a controlling financial interest in NBH, and has the power to direct the activities of the entity. Accordingly, the Company has consolidated NBH for the years ended December 31, 2015 and 2014. The consolidation of NBH increased total assets by approximately $6.1 million and $11.1 million and increased total liabilities by approximately $7.6 million and $14.8 million at December 31, 2015 and 2014, respectively. Total shareholders’ equity decreased by approximately $1.5 million and $1.8 million at December 31, 2015 and 2014, respectively. Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of NBH are reported as non-controlling interest in the accompanying consolidated balance sheets.

Long Wharf was established in 2009 for the purpose of buying a new office building. Ownership of Long Wharf was transferred to the Company on October 1, 2014. The Company determined that Long Wharf is a VIE as Long Wharf’s total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support. The Company determined that the entities/individuals that had a variable interest in Long Wharf prior to the transfer were also related parties, and that none of those entities individually met the criteria to be the primary beneficiary, as none had the obligation to absorb the entity’s losses; therefore, since the Company represented the party within the related party group that was most closely associated with the VIE, the Company concluded it was the primary beneficiary. Accordingly, the Company has consolidated Long Wharf for the years ended December 31, 2015 and 2014. The consolidation of Long Wharf increased total assets by approximately $0.8 million and $0.9 million and increased total liabilities by approximately $1.2 million and $1.2 million at December 31, 2015 and 2014, respectively. Total shareholders’ equity decreased by approximately $0.3 million and $0.3 million at December 31, 2015 and 2014, respectively.

NBHC was established in March 2012, for the purpose of acquiring the m/v Nordic Odyssey, the m/v Nordic Orion and to invest in additional vessels, all through wholly-owned subsidiaries. Each of the ship owning companies owned by NBHC entered into a Head Charterparty Agreement to charter the owned vessel to ST Shipping and Transport Ltd. (“STST”), which in turn, entered into a Sub-Charterparty Agreement with NBC under a five year, fixed price, time charter arrangement. The Company determined that NBHC is a VIE and that it is the primary beneficiary of NBHC, as it has the power to direct its activities as a result of these time charter arrangements. Accordingly, the Company has consolidated NBHC for the years ended December 31, 2015 and 2014. The consolidation of NBHC increased total assets by approximately $171.0 million and $102.8 million and increased total liabilities by approximately $112.0 million and $97.6 million at December 31, 2015 and 2014, respectively. Total shareholders’ equity increased by approximately $1.9 million and $1.2 million at December 31, 2015 and 2014. Amounts pertaining to the non-

controlling ownership interest held by third parties in the financial position and operating results of NBHC are reported as non-controlling interest in the accompanying consolidated balance sheets. All related party long-term debt of NBHC was converted to equity during 2015, as discussed in NOTE 10. The non-controlling ownership interest attributable to NBHC amounts to approximately $57.1 million and $3.9 million at December 31, 2015 and 2014.

BVH was established in August 2013, together with a third-party, for the purpose of owning Five and Six. Five and Six were established for the purpose of owning new ultramax newbuildings to be delivered in 2017. The Company determined that BVH is a VIE and is the primary beneficiary of BVH, as it has the power to direct its activities. Accordingly, the Company has consolidated BVH and its wholly-owned subsidiaries for the years ended December 31, 2015 and 2014. The consolidation of BVH increased total assets by approximately $4.4 million and $4.4 million and increased total liabilities by approximately $4.5 million and $4.4 million at December 31, 2015 and 2014, respectively. Total shareholders’ equity decreased by approximately $33,000 and $23,000 at December 31, 2015 and 2014, respectively. Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of BVH are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to BVH amounts to accumulated deficits of approximately $28,000 and $18,000 at December 31, 2015 and 2014, respectively.

NOTE 7 - FIXED ASSETS

At December 31, fixed assets consisted of the following:

	2015	2014
Vessels and vessel upgrades	$279,042,265	$221,409,122
Capitalized dry docking	7,238,119	5,963,331
	286,280,384	227,372,453
Accumulated depreciation and amortization	(33,963,405)	(22,682,586)
Vessels, vessel upgrades and capitalized dry docking, net	252,316,979	204,689,867

Land and building	2,541,085	2,541,085
Internal use software	268,313	268,313
Computers and equipment	934,178	846,910
	3,743,576	3,656,308
Accumulated depreciation	(914,748)	(678,562)
Other fixed assets, net	2,828,828	2,977,746

Total fixed assets, net	$255,145,807	$207,667,613

The net carrying value of the Company’s fleet consists of the following:

	December 31,
Vessel	2015	2014
m/v BULK PANGAEA	$19,555,658	$21,176,498
m/v BULK DISCOVERY (1)	—	3,741,375
m/v BULK PATRIOT	13,732,984	14,988,585
m/v BULK JULIANA	13,096,232	14,023,118
m/v NORDIC ODYSSEY	28,537,024	29,125,309
m/v NORDIC ORION	29,242,572	29,627,397
m/v BULK TRIDENT	15,696,689	16,430,154
m/v BULK BEOTHUK	12,653,475	13,228,238
m/v BULK NEWPORT	14,109,300	14,733,879
m/v NORDIC BOTHNIA	3,700,000	7,000,000
m/v NORDIC BARENTS	3,700,000	7,000,000
m/v NORDIC OSHIMA	32,540,468	33,615,314
m/v NORDIC OLYMPIC (2)	32,780,722	—
m/v NORDIC ODIN (2)	32,971,855	—
	$252,316,979	$204,689,867

(1)	The Company sold the m/v Bulk Discovery on August 17, 2015.

(2)	The m/v Nordic Olympic was delivered to the Company on February 6, 2015 and the m/v Nordic Odin was delivered to the Company on February 13, 2015.

NBHC took delivery of two newbuildings (m/v Nordic Olympic and m/v Nordic Odin) for which it paid approximately $33,800,000 each (including deposits made during construction). At December 31, 2015, NBHC had deposits on the remaining 1A ice class panamax newbuilding of approximately $33,800,000. This vessel was delivered to the Company in January 2016. At December 31, 2014, BVH had deposits of approximately $8,800,000 toward the construction of two ultramax vessels to be delivered in 2017. These deposits are included as deposits on newbuildings in-process on the consolidated balance sheets.

The Company completed dry-docking on two vessels in 2015 and four vessels in 2014. The 5 years amortization period of the capitalized dry docking costs is within the remaining useful life of these vessels.

NOTE 8 - MARGIN ACCOUNTS

During December 31, 2015 and 2014, the Company was party to forward freight agreements and fuel swap contracts in order to mitigate the risk associated with volatile freight rates and fuel prices. Under the terms of these contracts, the Company is required to deposit funds in margin accounts if the market value of the hedged item declines. See Note 9 for a complete discussion of these and other derivatives. The Company had approximately $433,000 on deposit in one margin account at December 31, 2015 due to the decline in market value of its fuel swaps. The Company had $440,000 on deposit in one margin account at December 31, 2014, also due to the decline in the market value of its fuel swaps. The funds are required to remain in margin accounts as collateral until the market value of the items being hedged return to preset limits. The margin accounts are included in advance hire, prepaid expenses and other current assets in the consolidated balance sheets at December 31, 2015 and 2014.

NOTE 9 - DERIVATIVES AND FAIR VALUE MEASURES

Interest Rate Swaps

From time to time, the Company enters into interest rate swap agreements to mitigate the risk of interest rate fluctuations on its variable rate debt. At December 31, 2015 and 2014, the Company was party to one interest rate swap, which was entered into in February 2011, as required by the 109 Long Wharf Construction Loan agreement. Under the terms of the swap agreement, the interest rate on this note is fixed at 6.63%.

The Company did not elect to designate the swap as a hedge at inception, pursuant to ASC 815, Derivatives and Hedging. Accordingly, changes in the fair value are recorded in current earnings in the accompanying consolidated statements of operations.

Derivative instruments are as follows:

	December 31,
	2015	2014
Interest rate swap agreement on:
Long Wharf Construction to Term Loan:
Notional amount	$976,500	$996,600
Effective dates	2/1/11-1/24/21	2/1/11-1/24/21
Fair value at year-end	(103,783)	(112,299)

The fair value of the interest rate swap agreement at December 31, 2015 and 2014 are liabilities of $103,783 and $112,299, which are included in other non-current liabilities on the consolidated balance sheets based on the instrument’s maturity date. The aggregate change in the fair value of the interest rate swap agreement for the years ended December 31, 2015 and 2014 was a gain of approximately $8,500 and a loss of approximately $17,000, respectively, which are reflected in unrealized loss on derivative instruments in the accompanying consolidated statements of income.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. In 2015 and 2014, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at December 31, 2015 and 2014 are liabilities of approximately $1,777,000 and $1,391,000, respectively, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the years ended December 31, 2015 and 2014 resulted in losses of approximately $386,000 and $1,182,000, respectively, which are included in unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of income.

Fair Value Hierarchy

The three levels of the fair value hierarchy established by ASC 820, in order of priority, are as follows:

Level 1 –     quoted prices in active markets for identical assets or liabilities

Level 2 –     observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 –     unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

	Balance at December 31, 2015	Level 1	Level 2	Level 3
Margin accounts	$433,000	$433,000	$—	$—
Interest rate swaps	$(103,783)	—	$(103,783)	—
Fuel swap contracts	$(1,776,975)	—	$(1,776,975)	—

	Balance at December 31, 2014	Level 1	Level 2	Level 3
Margin accounts	$439,578	$439,578	$—	$—
Interest rate swaps	$(112,299)	—	$(112,299)	—
Fuel swap contracts	$(1,391,195)	—	$(1,391,195)	—

The estimated fair values of the Company’s interest rate swap instruments and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.

NOTE 10 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2014	Activity	December 31, 2015
Included in accounts payable and accrued expenses on the consolidated balance sheets:
Affiliated companies (trade payables)	$4,037,850	$(2,782,865)	$1,254,985

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$4,325,000	$—	$4,325,000
Interest payable in-kind – 2011 Founders Note (i)	334,605	219,314	553,919
Promissory Note	5,000,000	(1,000,000)	4,000,000
Loan payable – BVH shareholder (STST) (ii)	4,442,500	—	4,442,500
Loan payable to NBHC shareholder (STST)	22,500,000	(22,500,000)	—
Loan payable to NBHC shareholder (ASO2020) (iii)	22,499,972	(22,499,972)	—
Total current related party debt	$59,102,077	$(45,780,658)	$13,321,419

i.	Paid in cash

ii.	ST Shipping and Transport Pte. Ltd. ("STST")

iii.	ASO2020 Maritime S.A. ("ASO2020")

In November 2014, the Company entered into a $5 million Promissory Note (the “Note”) with Bulk Invest Ltd., a company controlled by the Founders. The Note was amended in 2015 and is payable on demand. Interest on the Note is 5%.

BVH entered into an agreement for the construction of two new ultramax newbuildings in 2013. STST has provided loans totaling of $4,442,500 used to make deposits on the contracts. The loans are payable on demand and do not bear interest.

Loans provided by NBHC shareholders to purchase four 1A ice-class panamax newbuildings were converted to ordinary shares of NBHC on December 15, 2015. The conversion was made by discharging all of NBHC obligations pursuant to the shareholder loans, through the issuance of ordinary shares of NBHC at par value. The number of additional shares issued was equal to the outstanding principal of the shareholders' loans (the "Equity Conversion"). Following the Equity Conversion, the shareholders' loans were terminated. Following the Equity Conversion, the shareholders' loans were terminated and the equity ownership percentage of each partner remained unchanged.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. On January 1, 2012 the Company issued 5,675 shares of convertible redeemable preferred stock to the Founders, representing a partial repayment of the note (see Note 12). The outstanding balance of the note was $4,325,000 at December 31, 2015 and 2014.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operation of some of the Company’s owned vessels. During the years ended December 31, 2015 and 2014, the Company incurred technical management fees of $2,262,000 and $2,356,500 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at December 31, 2015 and 2014, (including amounts due for vessel operating expenses), were $1,254,985 and $4,037,850, respectively.

NOTE 11 - LINE OF CREDIT

During the year ended December 2012, the Company entered into a revolving line of credit with a maximum capacity of $3,000,000. The line of credit expired and was repaid in 2015.

NOTE 12 - SECURED LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2015	December 31, 2014
Bulk Pangaea Secured Note (1)	$1,734,375	$3,121,875
Bulk Discovery Secured Note (2)	—	3,780,000
Bulk Patriot Secured Note (1)	2,312,500	4,762,500
Bulk Cajun Secured Note (2)	—	853,125
Bulk Trident Secured Note (1)	6,375,000	7,650,000
Bulk Juliana Secured Note (1)	3,718,229	5,070,312
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. - Amended and Restated Loan Agreement	89,625,000	—
Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd and Bulk Nordic Oshima Ltd. Loan Agreement	—	51,125,000
Bulk Atlantic Secured Note (2)	6,530,000	7,890,000
Bulk Phoenix Secured Note (1)	7,649,997	8,916,665
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	10,717,370	12,021,730
Bulk Nordic Oasis Ltd. Loan Agreement	21,500,000	—
Long Wharf Construction to Term Loan	978,210	998,148
Total	151,140,681	106,189,355
Less: current portion	(19,499,262)	(17,807,674)
Less: unamortized bank fees	(2,145,266)	(1,755,530)
Secured long-term debt	$129,496,153	$86,626,151

(1)
The Bulk Pangaea Secured Note, the Bulk Patriot Secured Note, the Bulk Trident Secured Note, the Bulk Juliana Secured Note, and the Bulk Phoenix Secured Note are cross-collateralized by the vessels m/v Bulk Pangaea, m/v Bulk Patriot, m/v Bulk Trident, m/v Bulk Juliana, and m/v Bulk Newport and are guaranteed by the Company.

(2)
The Bulk Atlantic Secured Note collateralized by the vessel m/v Bulk Beothuk and is guaranteed by the Company. The Bulk Discovery Secured Note and the Bulk Cajun Secured Note were repaid in conjunction with the sale of the m/v Bulk Discovery and the m/v Bulk Cajun during 2015.

The Senior Secured Post-Delivery Term Loan Facility

On April 15, 2013, the Company, through its wholly-owned subsidiaries, Bulk Pangaea, Bulk Patriot, Bulk Juliana and Bulk Trident, entered into a $30.3 million Senior Secured Post-Delivery Term Loan Facility (the “Post-Delivery Facility”) to refinance the Bulk Pangaea Secured Term Loan Facility dated December 15, 2009, the Bulk Patriot Secured Term Loan Facility dated September 29, 2011, the Bulk Juliana Secured Term Loan Facility dated April 18, 2012, and the Bulk Trident Secured Term Loan Facility dated August 28, 2012, the proceeds of which were used to finance the acquisitions of the m/v Bulk Pangaea, the m/v Bulk Patriot, the m/v Bulk Juliana and the m/v Bulk Trident, respectively. The Post-Delivery Facility was subsequently amended on May 16, 2013 by the First Amendatory Agreement, to increase the facility by $8.0 million to finance the acquisition of the m/v Bulk Providence and again on August 28, 2013, by the Second Amendatory Facility, to increase the facility by $10.0 million to finance the acquisition of the m/v Bulk Newport. The Bulk Providence was sold on May 27, 2014.

The Post-Delivery Facility contains financial covenants that require the Company to maintain a minimum consolidated net worth, and requires the Company to maintain a consolidated debt service coverage ratio, tested annually, as defined. In addition, the facility contains other Company and vessel related covenants that, among other things, restricts changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of December 31, 2014 , the Company was not in compliance with the consolidated debt service coverage ratio. Accordingly, the Company obtained a waiver from the Facility Agent through December 31, 2015. As a result, the Company is not required to test and is therefore in compliance with the consolidated debt service ratio at December 31, 2015.

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

Other secured debt:

Bulk Cajun Secured Note

Initial amount of $4,550,000, entered into in October 2011, for the acquisition of the m/v Bulk Cajun. Loan required repayment in 16 equal quarterly installments of $284,375 beginning in January 2012 with a balloon payment of $2,000,000 together the last quarterly installment. Interest was fixed at 6.51%. This note was repaid in February 2015 in conjunction with the sale of the m/v Bulk Cajun.

Bulk Discovery Secured Note

Initial amount of $9,120,000, entered into in February 2011, for the acquisition of the m/v Bulk Discovery. Loan required repayment in 20 equal quarterly installments of $356,000 beginning in June 2011 with a balloon payment of $2,000,000 together with the last quarterly installment. Interest was fixed at a rate of 8.16%. This note was repaid in July 2015.

Bulk Atlantic Secured Note

Initial amount of $8,520,000, entered into on February 18, 2013, for the acquisition of m/v Bulk Beothuk. Loan requires repayment in 8 equal quarterly installments of $90,000 beginning in May 2013, 12 equal quarterly installments of $295,000 and a balloon payment of $4,260,000 due in February 2018. Interest is fixed at 6.46%. In November 2015, the Company paid an additional $385,000 of the note to remain in compliance with the collateral maintenance clause.

The other secured debt, as outlined above, contains a ratio of EBITDA to fixed charges clause and a collateral maintenance ratio clause. If the Company encountered a change in financial condition which, in the opinion of the lender, is likely to affect the Company’s ability to perform its obligations under the loan facility, the Company’s credit agreement could be cancelled at the lender’s sole discretion. The lender could then elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable, and proceed against any collateral securing such indebtedness. As of December 31, 2015, the Company is in compliance with these clauses. As December 31, 2014, the Company was not in compliance with the EBITDA to fixed charges ratio. Accordingly, the Company obtained a waiver from the Facility Agent.

The Bulk Nordic Odyssey and Bulk Nordic Orion Loan Agreement dated August 6, 2012

Initial amount of $40,000,000, was entered into in order to fund the acquisition of the m/v Nordic Odyssey and the m/v Nordic Orion. The loan was amended on September 17, 2014 in conjunction with the delivery of the m/v Nordic Oshima and repaid in conjunction with the Amended and Restated Loan Agreement dated September 18, 2015, which is discussed below.

Senior Secured Term Loan Facility of USD 45,000,000 (Bulk Nordic Odin Ltd. and Bulk Nordic Olympic Ltd.)

On January 28, 2015, Bulk Nordic Odin Ltd. and Bulk Nordic Olympic Ltd. entered into a senior secured term loan facility to finance the acquisition of the m/v Nordic Odin and the m/v Nordic Olympic. This agreement was amended and restated on September 18, 2015 as discussed below.

The Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd., Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. - Amended and Restated Loan Agreement dated September 18, 2015.

The amended agreement advanced $21,750,000 in respect of each the m/v Nordic Odin and the m/v Nordic Olympic, $13,500,000 in respect of each the m/v Nordic Odyssey and the m/v Nordic Orion and $21,000,000 in respect of the m/v Nordic Oshima.

The agreement requires repayment of the advances as follows:

In respect of the Odin and Olympic advances of $21,750,000 each, repayment to be made in 28 equal quarterly installments of $375,000 per borrower (one of which was paid prior to the amendment by each borrower) and balloon payments of $12,000,000 due with each of the final installments. Interest on these advances is floating at LIBOR plus 2.00% (2.61% at December 31, 2015).

In respect of the Odyssey and Orion advances of $13,500,000 each, repayment to be made in 20 equal quarterly installments of $375,000 and balloon payments of $6,000,000 due with each of the final installments. Interest on these advances is floating at LIBOR plus 2.40% (3.01% at December 31, 2015).

In respect of the Oshima advance of $21,000,000, 28 equal quarterly installments of $375,000 (four of which were paid prior to the amendment) and a balloon payment of $12,000,000 due with the final installment. Interest on this advance is floating at LIBOR plus 2.25% (2.86% at December 31, 2015).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, the m/v Nordic Olympic, the m/v Nordic Odyssey, the m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

Additionally, the agreement contains a collateral maintenance ratio clause which requires the aggregate fair market value of the vessel plus the net realizable value of any additional collateral previously provided to remain above defined ratios. As of December 31, 2015, the Company was in compliance with this covenant.

The Bulk Nordic Oasis Ltd. - Loan Agreement -- Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment. Interest on this advance is floating at LIBOR plus 2.30% (2.91% at December 31, 2015).

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the aggregate fair market value of the vessel plus the net realizable value of any additional collateral previously provided to remain above defined ratios. As of December 31, 2015, the Company was in compliance with this covenant.

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

The facility bears interest at LIBOR plus 2.5% (3.11% at December 31, 2015). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in September 2014, one installment of $163,010 (per borrower) and a balloon payment of $2,750,000 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel, a minimum value clause ("MVC") of not less than 100% of the indebtedness and a minimum liquidity clause. The Company deposited additional cash collateral to cure MVC breaches of approximately $309,000 per vessel on August 4, 2015 and approximately $299,000 per vessel on December 22, 2015. As of December 31, 2015 and 2014, the Company was in compliance with all required covenants.

On February 22, 2016, the Company was notified by the facility agent of the need to deposit cash collateral totaling $3.3 million to cure an MVC breach. The Company anticipates making this deposit on or about March 25, 2016.

Long Wharf Construction to Term Loan

Initial amount of $1,048,000 entered into in January 2011. The loan is payable monthly based on a 25 year amortization schedule with a final balloon payment of all unpaid principal and accrued interest due January 2021. Interest is floating at LIBOR plus 2.85%. The Company entered into an interest rate swap which matures January 2021 and fixes the interest rate at 6.63%. The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, as well as personal guarantees from the Founders and a corporate guarantee of the Company. The loan contains one financial covenant that requires the Company to maintain a minimum debt service coverage ratio. As of December 31, 2015, the Company was in compliance with this covenant. As of December 31, 2014 the Company was not in compliance with this covenant. Accordingly, the Company obtained a waiver from the lender.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,

2016	$19,499,262
2017	16,147,613
2018	21,004,294
2019	18,480,107
2020	20,277,444
Thereafter	55,731,961
$151,140,681

NOTE 13 - COMMON STOCK AND NON-CONTROLLING INTEREST

Common stock

The Company has 100,000,000 shares of common stock ($0.0001 par value) authorized, of which 36,503,837 were issued at December 31, 2015.

During 2014, the Company adopted the 2014 Share Incentive Plan (the “2014 Plan”). The purpose of the 2014 Plan is to assist in attracting, retaining, motivating, and rewarding certain key employees, officers, directors, and consultants of the Company and its affiliates and promoting the creation of long-term value for our shareholders by closely aligning the interests of such individuals with those of such shareholders. The 2014 Plan authorizes the award of share-based incentives to encourage eligible employees, officers, directors, and consultants to expend maximum effort in the creation of shareholder value. Shares authorized for awards under the 2014 Plan were 1.5 million.

On September 22, 2015, the Company's shareholders approved an amendment and restatement of the 2014 Plan that was adopted by the Board on August 7, 2015. The PANGAEA LOGISTICS SOLUTIONS LTD. 2014 SHARE INCENTIVE PLAN (as amended and restated by the Board of Directors on August 7, 2015), (the "Amended Plan"), limits the value of awards that may be granted to non-employee directors in any calendar year to $150,000 (calculating the value of any award based in shares to be determined based on the grant date fair value of such awards for financial reporting purposes), which limitation under the 2014 Plan was 10,000 shares.

Members of our board of directors who are not our employees each received 28,696 restricted shares of our common stock pursuant to the Amended Plan and $25,000 cash as payment for services rendered for the annual period ending September 30, 2015. These restricted shares vest at the rate of 50% after one year and the remaining 50% after two years.

At December 31, 2015, shares issued to employees under the Amended Plan totaled 1,234,681. These restricted shares vest at the rate of one-third of the total granted on each of the third, fourth and fifth anniversaries of the vesting commencement date.

Total non-cash compensation cost recognized during the years ended December 31, 2015 and 2014 is approximately $457,000 and $1,900, respectively, which is included in general and administrative expenses in the consolidated statements of operations. The weighted average grant date fair value of shares granted during the year ended December 31, 2015 and 2014 was $2.45 per share and $4.75 per share, respectively.

	Restricted share awards pursuant to the Amended Plan
	Shares	Weighted-Average Grant-Date Fair Value Per Share
Non-vested shares at December 31, 2014	60,000	$4.75
Granted	1,346,857	2.45
Vested	(30,000)	4.75
Non-vested at December 31, 2015	1,376,857	$2.45

	Fiscal Years Ended December 31,
	2015	2014
Fair value of restricted shares vested	$142,500	$—
Unrecognized compensation cost for restricted shares	$3,120,082	$283,150
Weighted average remaining period to expense for restricted shares (years)	3.33	1.5

Dividends

Dividends on common stock are recorded when declared by the Board of Directors.

Dividends payable consist of the following:

	2008 common stock dividend	2012 common stock special dividend	2013 common stock dividend	2013 Odyssey and Orion dividend	2014 preferred stock dividend	Total
Balance at December 31, 2013	$2,674,125	$6,898,575	$12,700,000	$904,803	$—	$23,177,503
Gross amount of dividend accrued	—	—	—	—	6,303,747	6,303,747
Paid in kind	—	(3,964,218)	(6,288,460)	—	(6,303,747)	(16,556,425)
Paid in cash	(100,000)	—	—	—	—	(100,000)
Balance at December 31, 2014	2,574,125	2,934,357	6,411,540	904,803	—	12,824,825
Paid in cash	(100,000)	—	—	—	—	(100,000)
Balance at December 31, 2015	$2,474,125	$2,934,357	$6,411,540	$904,803	$—	$12,724,825

Non-controlling interest

Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to NBHC and its wholly-owned shipowning subsidiaries amounts to approximately $57,133,000 and $3,920,000 at December 31, 2015 and 2014, respectively. The non-controlling interest attributable to Bulk Cajun was approximately $524,000 at December 31, 2014. Bulk Cajun was liquidated in 2015 after the m/v Bulk Cajun was sold. Non-controlling interest attributable to BVH was approximately ($28,000) and ($18,000), respectively at December 31, 2015 and 2014.

The non-controlling ownership interest attributable to NBH was approximately $1,895,000 at December 31, 2014. NBH is a wholly-owned subsidiary of the Company at December 31, 2015, as discussed in Note 6.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

In December 2013, the Company entered into shipbuilding contracts for the construction of two ultramax vessels for $28,950,000 each, at which time deposits of $2,895,000 were placed by each of two wholly-owned subsidiaries of the newly formed Nordic Bulk Ventures Holding Company Ltd. (“BVH”). The second installments of 5% ($1,447,500 for each vessel) were paid on December 2, 2014. The third installments of 5% are due and payable upon keel laying of the vessels. The fourth installments of 10% are due and payable upon launching of the vessels and the balance is due upon delivery of the vessels. The Company expects to finance the final payments with commercial facilities.

The total purchase obligations under the shipbuilding contracts discussed above are approximately $49,215,000 in 2016 and early 2017.

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

NOTE 15 - SUBSEQUENT EVENTS

The Company evaluated subsequent events or transactions through March 23, 2016, which is the date these financial statements were available to be issued.

Quarterly Data

(Unaudited)	2015				2014
(Dollars in millions, except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues:
Voyage revenue	$90.6	$60.9	$64.6	$50.6	$91.6	$79.9	$80.6	$93.2
Charter revenue	4.5	4.2	6.6	5.3	22.7	9.9	10.6	9.9
	95.1	65.1	71.2	55.9	114.2	89.8	91.2	103.1
Expenses:
Voyage expense	45.3	28.1	30.4	21.8	48.1	41.9	46.6	52.8
Charter hire expense	24.7	15.2	20.6	15.5	44.0	34.0	34.3	37.4
Vessel operating expenses	7.8	7.1	8.5	8.2	6.9	7.7	7.9	7.0
General and administrative	4.3	3.9	3.6	3.1	2.6	2.4	2.8	5.1
Depreciation and amortization	3.0	3.3	3.2	3.3	2.6	2.7	3.1	3.3
Loss on impairment of vessels	—	—	—	5.4	—	—	—	11.5
Loss (gain) on sale of vessels	0.1	0.5	0.1	—	—	(2.3)	(1.7)	—
Total expenses	85.2	58.1	66.3	57.2	104.2	86.4	93.1	117.1

(Loss) income from operations	9.9	7.0	4.9	(1.3)	10.1	3.4	(1.9)	(14.0)

Other income (expense):
Interest expense, net	(1.4)	(1.3)	(1.5)	(1.2)	(1.5)	(1.5)	(1.3)	(1.3)
Interest expense related party debt	(0.1)	(0.1)	(0.1)	(0.1)	—	—	(0.1)	(0.1)
Imputed interest on related party long-term debt	—	—	—	—	(0.3)	—	—	—
Unrealized (loss) gain on derivative instruments	0.8	0.4	(0.5)	(1.1)	(0.4)	(1.2)	(0.6)	0.9
Other (expense) income	0.1	0.1	—	(1.1)	(0.2)	0.1	0.1	(3.7)
Total other expense, net	(0.6)	(1.0)	(2.1)	(3.5)	(2.4)	(2.6)	(1.9)	(4.2)

Net income (loss)	9.3	6.0	2.8	(4.8)	7.7	0.7	(3.8)	(18.2)
(Income) loss attributable to noncontrolling interests	(1.7)	(0.6)	0.2	—	(1.1)	0.5	0.9	1.2
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$7.6	$5.5	$3.0	$(4.8)	$6.6	$1.2	$(2.9)	$(17.0)

Earnings (loss) per common share:
Basic	$0.22	$0.16	$0.09	$(0.14)	$0.17	$(0.04)	$(0.42)	$(0.86)
Diluted	$0.22	$0.16	$0.09	$(0.14)	$0.17	$(0.04)	$(0.42)	$(0.86)

Quarterly Data (continued)

Weighted average shares used to compute earnings (loss) per common share (Note 5)
Basic	34,696,980	34,696,980	34,696,980	35,045,132	13,421,955	13,421,955	13,421,955	34,756,980
Diluted	34,695,930	34,887,177	35,004,808	35,382,734	13,421,955	13,421,955	13,421,955	34,756,980

Common Stock Information:
Price Range:
High	4.70	3.77	3.68	3.65	n/a	n/a	n/a	10.09
Low	2.70	2.22	2.72	2.57	n/a	n/a	n/a	4.51
(the Company's common stock began trading on October 1, 2014)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2016.

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

Signature	Title	Date

/s/ Edward Coll	Chairman of the Board and Chief	March 23, 2016
Edward Coll	Executive Officer

/s/ Carl Claus Boggild	President (Brazil) and Director	March 23, 2016
Carl Claus Boggild

/s/ Anthony Laura	Chief Financial Officer, Principal	March 23, 2016
Anthony Laura	Accounting Officer and Director

/s/ Peter M. Yu	Director	March 23, 2016
Peter M. Yu

/s/ Paul Hong	Director	March 23, 2016
Paul Hong

/s/ Richard T. du Moulin	Director	March 23, 2016
Richard T. du Moulin

/s/ Mark L. Filanowski	Director	March 23, 2016
Mark L. Filanowski

/s/ Eric S. Rosenfeld	Director	March 23, 2016
Eric S. Rosenfeld

/s/ David D. Sgro	Director	March 23, 2016
David D. Sgro

Exhibit no.	Description	Incorporated By Reference		Filed herewith
		Form	Date
2.1
Agreement and Plan of Reorganization, dated as of April 30, 2014, by and among Quartet Merger Corp., Quartet Holdco Ltd., Quartet Merger Sub Ltd., Pangaea Logistics Solutions, Ltd., and the securityholders of Pangaea Logistics Solutions, Ltd.
		S-1	2/4/2015
3.1	Certificate of Incorporation of the Company, as amended	S-1	2/4/2015
3.2	Bye-laws of Company	S-1	2/4/2015
10.1
Form of Escrow Agreement among Quartet Holdco Ltd., the Representative (as described in the Agreement and Plan of Reorganization), the securityholders of Pangaea Logistics Solutions, Ltd., and Continental Stock Transfer & Trust Company, as Escrow Agent.
		S-1	2/4/2015
10.2	Form of Lock-Up Agreement.	S-1	2/4/2015
10.3	Form of Registration Rights Agreement between Quartet Holdco Ltd. and certain holders identified therein.	S-1	2/4/2015
10.4	$1.048 Million Secured Construction Loan Agreement	S-1	2/4/2015
10.5	$9.12 Million Secured Term Loan	S-1	2/4/2015
10.6	$4.55 Million Secured Term Loan	S-1	2/4/2015
10.7	$40.0 Million Secured Loan Facility	S-1	2/4/2015
10.8	$8.52 Million Term Loan	S-1	2/4/2015
10.9	$5.685 Million Secured Loan Facility	S-1	2/4/2015
10.10	Post-Delivery Facility	S-1	2/4/2015
10.11	$10.0 Million Loan from Shareholder	S-1	2/4/2015
10.12	January 10, 2013 Related Party Loan with ASO 2020 Maritime S.A.	S-1	2/4/2015
10.13	March 18, 2013 Related Party Loan with ASO 2020 Maritime S.A.	S-1	2/4/2015
10.14	June 18, 2013 Related Party Loan with ASO 2020 Maritime S.A.	S-1	2/4/2015
10.15	Related Party Loan with ST Shipping and Transport Pte. Ltd.	S-1	2/4/2015
10.16	$5.0 million Loan Agreement from Bulk Partners (Bermuda) Ltd. to Nordic Bulk Carriers AS	S-1	2/4/2015
10.17	Lease of 109 Long Wharf, Newport, RI 02840	S-1	2/4/2015
10.18	$13.0 Million Term Loan	S-1	2/4/2015
10.19	Nordic Bulk Holding Company Ltd. Shareholders Agreement	S-1	2/4/2015
10.20	Nordic Bulk Ventures Holding Company Shareholders Agreement	S-1	2/4/2015
10.25	Loan Agreement (Revolving Line of Credit) by and between Phoenix Bulk Carriers (US) LLC and Rockland Trust Company	S-4	5/13/2014
10.26	Pangaea Logistics Solutions Ltd. 2014 Share Incentive Plan (as amended and restated by the Board of Directors on August 7, 2015)	S-1/A	9/16/2015
10.27	Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd., Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement	10-Q	11/13/2015
10.28	Bulk Nordic Oasis Ltd. Loan Agreement			X
10.29	Amendment No. 2 to Shareholders Agreement dated January 10, 2013, as amended by Amendment No. 1 dated July 31, 2013 regarding Nordic Bulk Holding Company Ltd.			X
14.1	Code of Ethics	8-K	10/8/2014
23.1	Consent of Independent Registered Public Accounting Firm			X
23.2	Consent of Independent Registered Public Accounting Firm			X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
EX-101.INS	XBRL Instance Document	X
EX-101.SCH	XBRL Taxonomy Extension Schema	X
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase	X
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X