Form 10-Q
period 2016-03-31
Pangaea Logistics Solutions Ltd.
filed 2016-05-11
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36139

PANGAEA LOGISTICS SOLUTIONS LTD.

(Exact name of Registrant as specified in its charter)

Bermuda	98-1205464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Phoenix Bulk Carriers (US) LLC
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
Common Stock, par value $0.01 per share, 36,500,387 shares outstanding as of May 11, 2016.

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$32,666,025	$37,520,240
Restricted cash	1,503,341	2,003,341
Accounts receivable (net of allowance of $5,707,976 at
March 31, 2016 and $5,067,194 at December 31, 2015)	13,542,900	19,617,943
Bunker inventory	7,811,933	7,490,590
Advance hire, prepaid expenses and other current assets	3,459,051	2,679,292
Total current assets	58,983,250	69,311,406

Fixed assets, net	285,528,833	255,145,807
Investments in newbuildings in-process	8,765,000	42,505,783
Total assets	$353,277,083	$366,962,996

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$15,961,058	$22,156,202
Related party debt	10,927,988	13,321,419
Deferred revenue	3,688,858	4,448,795
Current portion long-term debt	18,887,058	19,499,262
Dividend payable	12,624,825	12,724,825
Total current liabilities	62,089,787	72,150,503

Secured long-term debt, net	124,130,287	129,496,153

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 36,500,387 shares issued and outstanding at March 31, 2016; 36,503,837 shares issued and outstanding and December 31, 2015	3,650	3,650
Additional paid-in capital	133,211,904	133,075,409
Accumulated deficit	(23,669,430)	(24,866,534)
Total Pangaea Logistics Solutions Ltd. equity	109,546,124	108,212,525
Non-controlling interests	57,510,885	57,103,815
Total stockholders' equity	167,057,009	165,316,340
Total liabilities and stockholders' equity	$353,277,083	$366,962,996

The accompanying notes are an integral part of these condensed consolidated financial statements

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues:
Voyage revenue	$41,974,319	$90,578,942
Charter revenue	1,963,200	4,536,846
	43,937,519	95,115,788
Expenses:
Voyage expense	18,500,882	45,324,119
Charter hire expense	8,503,174	24,659,395
Vessel operating expense	6,889,082	7,785,328
General and administrative	3,036,371	4,318,692
Depreciation and amortization	3,515,456	2,990,594
Loss on sale of vessels	—	88,868
Total expenses	40,444,965	85,166,996

Income from operations	3,492,554	9,948,792

Other (expense) income:
Interest expense, net	(1,369,613)	(1,410,771)
Interest expense on related party debt	(80,490)	(114,966)
Unrealized (loss) gain on derivative instruments	(335,959)	823,455
Other (expense) income	(102,318)	83,149
Total other expense, net	(1,888,380)	(619,133)

Net income	1,604,174	9,329,659
Income attributable to noncontrolling interests	(407,070)	(1,729,730)
Net income attributable to Pangaea Logistics Solutions Ltd.	$1,197,104	$7,599,929

Earnings per common share:
Basic	$0.03	$0.22
Diluted	$0.03	$0.22

Weighted average shares used to compute earnings
per common share
Basic	35,130,211	34,756,980
Diluted	35,201,307	34,756,980

The accompanying notes are an integral part of these condensed consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$1,604,174	$9,329,659
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	3,515,456	2,990,594
Amortization of deferred financing costs	182,810	225,182
Unrealized loss (gain) on derivative instruments	335,959	(823,455)
Loss (gain) from equity method investee	30,380	(53,201)
Provision for doubtful accounts	703,354	319,981
Loss on sales of vessels	—	88,868
Write off unamortized financing costs of repaid debt	—	25,557
Share-based compensation	136,496	166,558
Change in operating assets and liabilities:
Decrease in restricted cash	500,000	—
Accounts receivable	5,371,689	7,477,051
Bunker inventory	(321,343)	1,808,888
Advance hire, prepaid expenses and other current assets	(779,759)	3,863,659
Drydocking costs	(42,478)	—
Accounts payable, accrued expenses and other current liabilities	(6,342,724)	(10,771,168)
Deferred revenue	(759,937)	(3,464,750)
Net cash provided by operating activities	4,134,077	11,183,423

Investing activities
Purchase of vessels	(253,492)	(44,824,665)
Proceeds from sales of vessels	—	4,523,804
Purchase of building and equipment	—	(5,399)
Net cash used in investing activities	(253,492)	(40,306,260)

Financing activities
Proceeds of related party debt	—	2,506,667
Payments of related party debt	(2,473,921)	—
Proceeds from long-term debt	—	45,000,000
Payments of financing and issuance costs	(34,425)	(664,722)
Payments of long-term debt	(6,126,454)	(4,837,799)
Common stock dividends paid	(100,000)	(100,000)
Net cash (used in) provided by financing activities	(8,734,800)	41,904,146

Net (decrease) increase in cash and cash equivalents	(4,854,215)	12,781,309
Cash and cash equivalents at beginning of period	37,520,240	29,817,507
Cash and cash equivalents at end of period	$32,666,025	$42,598,816

Disclosure of noncash items
Cash paid for interest	$1,191,405	$1,185,589
The accompanying notes are an integral part of these condensed consolidated financial statements

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

As of March 31, 2016, the Company owned, two Panamax, four Supramax and two Handymax Ice Class 1A drybulk vessels. The Company also owned one-third of a consolidated joint venture with a fleet of six Panamax Ice Class 1A drybulk vessels.

Note 2. Basis of Presentation

The accompanying consolidated balance sheets as of March 31, 2016, the consolidated statements of income for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the three months ended March 31, 2016 and 2015. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three month periods are unaudited. Certain information and disclosures included in the annual consolidated financial statements have been omitted for the interim periods pursuant to the rules and regulations of the SEC. The results for the three months ended March 31, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or for any other interim period or future years.

 The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are the estimated salvage value used in determining depreciation expense and the allowances for doubtful accounts.

Advance hire, prepaid expenses and other current assets were comprised of the following:

	March 31, 2016	December 31, 2015
	(unaudited)
Advance hire	$1,232,274	$1,138,300
Prepaid expenses	1,306,051	537,192
Other current assets	920,726	1,003,800
	$3,459,051	$2,679,292

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	March 31, 2016	December 31, 2015
	(unaudited)
Accounts payable	$10,954,006	$14,064,870
Accrued voyage expenses	1,772,128	5,232,864
Accrued interest	432,234	455,818
Other accrued liabilities	2,802,690	2,402,650
	$15,961,058	$22,156,202

Note 3. Fixed Assets

At March 31, 2016, the Company’s operating fleet consisted of 14 dry bulk vessels. The carrying amounts of these vessels are as follows:

	March 31,	December 31,
Vessel	2016	2015
	(unaudited)
m/v BULK PANGAEA	$19,136,875	$19,555,658
m/v BULK PATRIOT	13,397,679	13,732,984
m/v BULK JULIANA	12,885,358	13,096,232
m/v NORDIC ODYSSEY	28,063,911	28,537,024
m/v NORDIC ORION	28,932,466	29,242,572
m/v BULK TRIDENT	15,513,058	15,696,689
m/v BULK BEOTHUK	12,491,674	12,653,475
m/v BULK NEWPORT	13,950,332	14,109,300
m/v NORDIC BARENTS	3,655,154	3,700,000
m/v NORDIC BOTHNIA	3,654,288	3,700,000
m/v NORDIC OSHIMA	32,241,954	32,540,468
m/v NORDIC OLYMPIC	32,475,783	32,780,722
m/v NORDIC ODIN	32,664,305	32,971,855
m/v NORDIC OASIS (1)	33,688,517	—
	282,751,354	252,316,979
Other fixed assets, net	2,777,479	2,828,828
Total fixed assets, net	$285,528,833	$255,145,807

(1)The m/v Nordic Oasis was delivered to the Company on January 5, 2016.

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

The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include the Company’s estimate of future TCE rates based on current rates under existing charters and contracts or an index TCE rate applicable to the size of the ship. When existing contracts expire, the Company uses an estimated TCE based on actual results and extends these rates out to the end of the vessel’s useful life. TCE rates can be highly volatile, may affect the fair value of the Company’s vessels and may have a significant impact on the Company’s ability to recover the carrying amount of its fleet. Accordingly, the volatility is contemplated in the undiscounted projected net operating cash flow by using a sensitivity analysis based on percent changes in the TCE rates. The Company prepares a series of scenarios in an attempt to capture the range of possible trends and outcomes. For example, in the event that TCE rates over the estimated useful lives of the entire fleet are 10% lower than expected, the impact on the total undiscounted projected net operating cash flow would be a decrease of 15%. Projected net operating cash flows are net of brokerage and address commissions and assume no revenue on scheduled offhire days. The Company uses the current vessel operating expense budget, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows. If these projected cash flows do not exceed the carrying value of the asset group, an impairment charge would be recognized.

At March 31, 2016 and December 31, 2015, the Company identified a potential impairment indicator by reference to estimated market values of its vessel groups. As a result, the Company evaluated each group for impairment by estimating the total undiscounted cash flows expected to result from the use of the group and its eventual disposal.

At March 31, 2016, the estimated undiscounted future cash flows were determined to be higher than the carrying amount of each group. Therefore, the Company did not recognize any loss on impairment. At December 31, 2105, the carrying amount of the m/v Nordic Barents and m/v Nordic Bothnia were determined to be higher than their estimated undiscounted future cash flows because estimated TCE rates anticipated in the analysis have declined. The decrease in TCE rates is due to the fact that these vessels are older and are not preferable in a weakening market where there is an oversupply of newer tonnage. As a result, a loss on impairment of these vessels totaling approximately $5.4 million is included in the consolidated statements of operations.

Note 4. Debt

 Long-term debt consists of the following:

	March 31, 2016	December 31, 2015
	(unaudited)
Bulk Pangaea Secured Note (1)	$1,387,500	$1,734,375
Bulk Patriot Secured Note (1)	1,700,000	2,312,500
Bulk Trident Secured Note (1)	6,056,250	6,375,000
Bulk Juliana Secured Note (1)	3,380,208	3,718,229
Bulk Phoenix Secured Note (1)	7,233,330	7,649,997
Bulk Atlantic Secured Note (2)	6,235,000	6,530,000
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	9,173,820	10,717,370
Long Wharf Construction to Term Loan	973,332	978,210
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd., Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (3)	87,750,000	89,625,000
Bulk Nordic Oasis Ltd. Loan Agreement (3)	21,125,000	21,500,000
Total	145,014,440	151,140,681
Less: current portion	(18,887,058)	(19,499,262)
Less: unamortized debt issuance and bank fees	(1,997,095)	(2,145,266)
Secured long-term debt	$124,130,287	$129,496,153

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

The Post-Delivery Facility contains financial covenants that require the Company to maintain a minimum net worth and minimum liquidity, on a consolidated basis. The facility also contains a consolidated leverage ratio and a consolidated debt service coverage ratio. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of March 31, 2016, the Company was in compliance with these covenants. At December 31, 2015, the Company was granted a waiver of compliance with the consolidated debt service coverage ratio by the facility agent and was in compliance with the other covenants.

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

Bulk Patriot Secured Note

Initial amount of $12,000,000, entered into in September 2011, for the acquisition of the m/v Bulk Patriot. This tranche requires repayment in 19 equal quarterly installments of $612,500 beginning in January 2012 and a final payment of $362,500. The interest rate was fixed at 4.01% in April 2013 in conjunction with the post-delivery amendment discussed above.

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

Bulk Atlantic Secured Note

Initial amount of $8,520,000, entered into on February 18, 2013, for the acquisition of m/v Bulk Beothuk. The loan requires repayment in 8 equal quarterly installments of $90,000 beginning in May 2013, 12 equal quarterly installments of $295,000 and a balloon payment of $4,260,000 due in February 2018. Interest is fixed at 6.46%. The Bulk Atlantic Secured Note also contains a collateral maintenance ratio clause and a minimum EBITDA to fixed charges ratio. As of March 31, 2016 and December 31, 2015, the Company was in compliance with these covenants.

Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. And Bulk Nordic Oshima Ltd. – Dated September 28, 2015 - Amended and Restated Loan Agreement

The amended agreement advanced $21,750,000 in respect of each the m/v Nordic Odin and the m/v Nordic Olympic; $13,500,000 in respect of each the m/v Nordic Odyssey and the m/v Nordic Orion, and $21,000,000 in respect of the m/v Nordic Oshima.

The agreement requires repayment of the advances as follows:

In respect of the Odin and Olympic advances, repayment to be made in 28 equal quarterly installments of $375,000 per borrower (one of which was paid prior to the amendment by each borrower) and balloon payments of $12,000,000 due with each of the final installments.

In respect of the Odyssey and Orion advances, repayment to be made in 20 quarterly installments of $375,000 per borrower and balloon payments of $6,000,000 due with each of the final installments.

In respect of the Oshima advance, repayment to be made in 28 equal quarterly installments of $375,000 and a balloon payment of $12,000,000 due with the final installment.

Interest on the advances to Odyssey and Orion is floating at LIBOR plus 2.4% (3.03% at March 31, 2016). Interest on the advances to Odin and Olympic is floating at LIBOR plus 2.0% (2.63% at March 31, 2016). Interest on the advance to Oshima is floating at LIBOR plus 2.25% (2.88% at March 31, 2016).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio ("CMV") clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At March 31, 2016, the Company was not in compliance with the CMV clause. The Company was granted a waiver of compliance until June 17, 2016, at which time it expects to be in compliance with or to cure the breach. At December 31, 2015, the Company was in compliance with this covenant.

The Bulk Nordic Oasis Ltd. - Loan Agreement -- Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment. Interest on this advance is floating at LIBOR plus 2.30% (2.93% at March 31, 2016).

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the aggregate fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of March 31, 2016 and December 31, 2015, the Company was in compliance with this covenant.

Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)

Barents and Bothnia entered into a secured Term Loan Facility of $13,000,000 in two tranches of $6,500,000 which were drawn in conjunction with the delivery of the m/v Bulk Bothnia on January 23, 2014 and the m/v Bulk Barents on March 7, 2014. The loan is secured by mortgages on the m/v Nordic Bulk Barents and m/v Nordic Bulk Bothnia.

The facility bears interest at LIBOR plus 2.5% (3.13% at March 31, 2016). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $2,750,000 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel and a minimum value clause ("MVC"), of not less than 100% of the outstanding indebtedness. As of March 31, 2016, the Company was not in compliance with this clause.

On February 22, 2016, the Company was notified by the facility agent of an MVC breach. On May 5, 2016, the Company prepaid the installments due in June 2016 and an additional $547,955 per vessel, for a total of $711,000 per vessel, in order to cure the breach.

On March 15, 2016, additional cash collateral of approximately $1,200,000, which was deposited by the Company during 2015, was applied to the outstanding balance of the facility. At December 31, 2015, the Company was in compliance with the minimum value clause.

Long Wharf Construction to Term Loan

Initial amount of $1,048,000 entered into in January 2011. The loan is payable in monthly installments based on a 25 year amortization schedule with a final balloon payment of all unpaid principal and accrued interest due January 2021. Interest is floating at LIBOR plus 2.85%. The Company entered into an interest rate swap which matures January 2021 and fixes the interest rate at 6.63%. The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, as well as personal guarantees from the Founders and a corporate guarantee of the Company. The loan contains one financial covenant that requires the Company to maintain a minimum debt service coverage ratio, calculated on an annual basis. At March 31, 2016 and December 31, 2015, the Company was in compliance with this covenant.

The future minimum annual payments (excluding unamortized bank fees) under the debt agreements are as follows:

Years ending March 31,
(unaudited)
2017	$18,887,058
2018	19,676,145
2019	16,177,912
2020	16,520,304
2021	20,378,021
Thereafter	53,375,000
$145,014,440

Note 5. Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

From time to time, the Company enters into interest rate swap agreements to mitigate the risk of interest rate fluctuations on its variable rate debt. At March 31, 2016 and December 31, 2015, the Company was party to one interest rate swap, which was entered into in February 2011, as required by the 109 Long Wharf Construction Loan agreement. Under the terms of the swap agreement, the interest rate on this note is fixed at 6.63%.

The Company did not elect to designate the swap as a hedge at inception, pursuant to ASC 815, Derivatives and Hedging. Accordingly, changes in the fair value are recorded in current earnings in the accompanying consolidated statements of income.

The fair value of the interest rate swap agreement at March 31, 2016 and December 31, 2015 were liabilities of approximately $122,000 and $103,000, respectively, which are included in other current liabilities on the consolidated balance sheets based on the instrument’s maturity date. The aggregate change in the fair value of the interest rate swap agreements for the three months ended March 31, 2016 and 2015 were losses of $18,000 and $11,000, respectively, which are reflected in the unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of income.

Forward freight agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. There were no open FFAs at March 31, 2016 or December 31, 2015.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at March 31, 2016 and December 31, 2015 are liabilities of approximately $2,095,000 and $1,777,000, respectively, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the three months ended March 31, 2016 and 2015 are losses of approximately $318,000 and gains of approximately $823,000, respectively, which are included in unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of income.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	Balance at March 31, 2016	Level 1	Level 2	Level 3
	(unaudited)
Margin accounts	$1,057,000	$1,057,000	$—	$—
Interest rate swaps	$(122,165)	$—	$(122,165)	$—
Fuel swap contracts	$(2,094,553)	$—	$(2,094,553)	$—

	Balance at December 31, 2015	Level 1	Level 2	Level 3
Margin accounts	$433,000	$433,000	$—	$—
Interest rate swaps	$(103,783)	$—	$(103,783)	$—
Fuel swap contracts	$(1,776,975)	$—	$(1,776,975)	$—

The estimated fair values of the Company’s interest rate swap instruments, forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.

Note 6. Related Party Transactions

	December 31, 2015	Activity	March 31, 2016
			(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables)	$1,254,985	(571,175)	$683,810

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$4,325,000	—	$4,325,000
Interest payable in-kind - 2011 Founders Note (i)	553,919	(393,431)	160,488
Promissory Note	4,000,000	(2,000,000)	2,000,000
Loan payable – BVH shareholder (STST)(ii)	4,442,500	—	4,442,500
Total current related party debt	$13,321,419	$(2,393,431)	$10,927,988

(i)    Paid in cash
(ii) ST Shipping and Transport Pte. Ltd. ("STST")

 In November 2014, the Company entered in to a $5 million Promissory Note (the “Note”) with Bulk Invest, Ltd., a company controlled by the Founders. The Note is payable on demand. Interest on the Note is 5%. The Company repaid $2,000,000 of the Note on January 4, 2016.

BVH entered into an agreement for the construction of two new ultramax newbuildings in 2013. Shareholder loans totaling $4,442,500 at March 31, 2016 and December 31, 2015 were provided in order to make deposits on these contracts. The loans are payable on demand and do not bear interest.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The balance of the 2011 Founders Note was $4,325,000 at March 31, 2016 and December 31, 2015.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three-month periods ended March 31, 2016 and 2015, the Company incurred technical management fees of approximately $436,000 and $771,000, respectively under this arrangement. These fees are included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at March 31, 2016 and December 31, 2015 were approximately $683,810 and $1,254,985, respectively.

Note 7. Commitments and Contingencies

      In December 2013, the Company, through a 50% owned joint venture, entered into shipbuilding contracts for the construction of two ultramax vessels for $28,950,000 each. At March 31, 2016 and December 31, 2015, the Company had $8,685,000 on deposit for these newbuildings. The third installments of 5% are due and payable upon keel laying of the vessels. The fourth installments of 10% are due and payable upon launching of the vessels and the balance is due upon delivery of the vessels. The Company expects to finance the final payments with commercial facilities. The total purchase obligations under the shipbuilding contracts are $7,382,225 in 2016 and $41,832,750 in early 2017.

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

Note 8. Subsequent Events

On May 6, 2016, the Company agreed to amend the terms of its long term contract of affreightment (“COA”) with a major aluminum producer, effective for cargo voyages commencing on or after May 1, 2016. The customer filed for Chapter 11 bankruptcy protection on February 8, 2016. Post-petition, the Company has continued to provide freight services.  During the bankruptcy case, Pangaea and the customer have agreed to, among other things, a lower fixed cargo freight rate for the balance of the calendar year 2016, a freight escalation clause based on changes in the worldwide price of aluminum for years after 2016, adjustment of the freight rate by utilization of a fuel escalation clause and settlement of pre-petition receivables outstanding for voyages prior to the Chapter 11 filing. The lower freight rates generated by the contract are expected to reduce Pangaea’s revenues by approximately $4.2 million for 2016.

The Company evaluated subsequent events or transactions through May 11, 2016, which is the date these financial statements were available to be issued.

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

Overview

The seaborne drybulk transportation industry is cyclical and volatile. Demand for drybulk tonnage remains weak, rates declined to new historic lows during the first quarter and asset values for modern tonnage continued to decline due to these factors and to the over-supply of dry bulk carriers. The decline in and volatility of charter and freight rates has been due to various factors, including lower crude oil prices, falling demand from China , a strong U.S. Dollar and the associated weakening of other world currencies, and to the deflationary cycle being experienced in many commodities such as iron ore, coal and agricultural products. Concurrently, with these factors, vessel supply continues to increase. However, this falling rate environment highlighted the differentiation of our business model. Reduced rates mean reduced fronthaul margins, and given our strategy to charter in vessels to serve only contracted business, we deemed it best to reduce our carried volume of chartered-in vessels. This shielded us from losses that may have been incurred under a long-term charter-in strategy.

1st Quarter Highlights

•	Net income of $1.2 million for the first quarter, during the lowest market on record.

•	Cash flow from operations was $4.1 million.

•	At the end of the quarter, Pangaea had $32.7 million in cash and cash equivalents.

•	General and administrative expenses decreased 30% to $3.0 million as compared to $4.3 million in the first quarter of 2015.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the three months ended March 31, 2016 was $43.9 million, compared to $95.1 million for the same period in 2015. The total number of shipping days decreased 30% to 2,862 in the three months ended March 31, 2016, compared to 4,064 for the same period in 2015, which is due to Pangaea’s continued focus on optimizing the number of days a vessel is chartered in to match existing cargo commitments or to provide excess available days, as the market permits. In a weak market, the Company hires vessels only as necessary to perform voyages under contract and therefore does not have excess ship days on which to earn revenue. The average TCE rate was $8,888 per day for the three months ended March 31, 2016, compared to $12,252 per day for same period in 2015. This decrease is predominantly due to the decline in the overall market and to a decrease in the rate earned on one of the Company's contracts of affreightment ("COAs").

Components of revenue are as follows:

Voyage revenues for the three months ended March 31, 2016 decreased by 54% to $42.0 million compared to $90.6 million for the same period in 2015. The decrease in voyage revenues was primarily driven by the decrease in the number of voyage days, which were 3,627 in the three months ended March 31, 2015 but only 2,424 in the three months ended March 31, 2016. This reduction in voyage days reflects the Company's disciplined strategy of focusing on its core COA business and reducing its exposure to weak market rates. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, was at its historical low in the first quarter of 2016.

Charter revenues decreased to $2.0 million from $4.5 million, or 57%, for the three months ended March 31, 2016 compared to the same period in 2015. The decrease in charter revenues was due to the extremely weak market. The change from period to period was more dramatic than the actual decline in market rates due to the fact that the Company had several above market time charters in the first quarter of 2015.

Voyage Expenses

Voyage expenses for the three months ended March 31, 2016 were $18.5 million, compared to $45.3 million for the same period in 2015, a decrease of approximately 59%. The decrease in voyage expenses was primarily due to: a $13.5 million (65%) decrease in the aggregate cost of bunkers consumed on voyages during the three months ended March 31, 2016 compared to the three months ended March 31, 2015; to the 33% decrease in voyage days; and to a decrease of $7.4 million in cargo relet expense. The decrease in bunker consumption reflects the reduction in voyage days, but also the decline in bunker prices, which were down 30% in the first quarter of 2016 compared to the first quarter of 2015. Cargo relet expense, which is incurred when the Company hires another owner or operator to perform its obligations under a spot contract, was approximately $7.4 million in the three months ended March 31, 2015. The Company did not relet any cargoes in the first quarter of 2016 because declining rates typically do not present arbitrage opportunities.

Charter Hire Expenses

Charter hire expenses for the three months ended March 31, 2016 were $8.5 million, compared to $24.7 million for the same period in 2015. The 66% decrease in charter expenses was due predominantly to the 44% decrease in the number of chartered in days from 2,875 days in the three months ended March 31, 2015 to 1,602 days for the three months ended March 31, 2016. This reflects the Company’s strategy to charter in only for committed contracts, limiting its exposure while market conditions remain depressed. The weak market pushed average charter hire rates down 38% for the three months ended March 31, 2016 as compared to the same period of 2015, which also contributed to the decrease in charter hire expenses.

Vessel Operating Expenses

Vessel operating expenses for the three months ended March 31, 2016 were $6.9 million, compared to $7.8 million in the comparable period in 2015, a decrease of approximately 12%. Vessel operating expenses during the three months ended March 31, 2015 included extraordinary repair costs for one of the Company's vessels. There were no such expenses in the three months ended March 31, 2016. The vessel operating expense expressed on a per day basis decreased to $5,424 for the three months ended March 31, 2016 from $6,299 for the same period in 2015, or 14%.

General and Administrative

Pangaea’s general and administrative expenses include legal and professional fees, rent, payroll and related expenses for its corporate offices. General and administrative expenses for the three months ended March 31, 2016 and 2015 were $3.0 million and $4.3 million, respectively, a decrease of approximately 30%. The decrease in general and administrative expenses was primarily attributable to a decrease in legal fees of $0.3 million, a decrease in professional fees of $0.1 million, a decrease in incentive compensation of $0.4 million, a decrease in salary expense of $0.1 million and other reductions to administrative expenses totaling $0.4 million.

Income from Operations

Income from operations was $3.5 million for the three months ended March 31, 2016 as compared to $9.9 million for the three months ended March 31, 2015. This decrease is due to the fact that voyage revenue decreased from $95.1 million for the three months ended March 31, 2015 to $43.9 million for the three months ended March 31, 2016, as discussed above. Despite the decline in total revenues, the Company’s gross margin increased, which was due to lower costs for chartered in vessels in the weak dry bulk shipping market; optimization of vessel days to minimize positioning cost and risk of losses; decreased bunker costs; and performing under fixed price COA’s at average rates that are higher than the current market.

Income attributable to noncontrolling interest

Income attributable to noncontrolling interest for the three months ended March 31, 2016 and 2015 includes $0.4 million and $1.0 million, respectively, from NBHC. There was no noncontrolling interest in NBV in the three months ended March 31, 2016 as compared to $0.8 million in the three months ended March 31, 2015. The Company acquired the noncontrolling interest of NBV during 2015.

Significant accounting estimates

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

The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include the Company’s estimate of future TCE rates based on current rates under existing charters and contracts or an index TCE rate applicable to the size of the ship. When existing contracts expire, the Company uses an estimated TCE based on actual results and extends these rates out to the end of the vessel’s useful life. TCE rates can be highly volatile, may affect the fair value of the Company’s vessels and may have a significant impact on the Company’s ability to recover the carrying amount of its fleet. Accordingly, the volatility is contemplated in the undiscounted projected net operating cash flow by using a sensitivity analysis based on percent changes in the TCE rates. The Company prepares a series of scenarios in an attempt to capture the range of possible trends and outcomes. For example, in the event that TCE rates over the estimated useful lives of the entire fleet are 10% lower than expected, the impact on the total undiscounted projected net operating cash flow would be a decrease of 15%. Projected net operating cash flows are net of brokerage and address commissions and assume no revenue on scheduled offhire days. The Company uses the current vessel operating expense budget, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows. If these projected cash flows do not exceed the carrying value of the asset group, an impairment charge would be recognized.

At March 31, 2016 and December 31, 2015, the Company identified a potential impairment indicator by reference to estimated market values of its vessel groups. As a result, the Company evaluated each group for impairment by estimating the total undiscounted cash flows expected to result from the use of the group and its eventual disposal.

At March 31, 2016, the estimated undiscounted future cash flows were determined to be higher than the carrying amount of each group. Therefore, the Company did not recognize any loss on impairment. At December 31, 2105, the carrying amount of the m/v Nordic Barents and m/v Nordic Bothnia were determined to be higher than their estimated undiscounted future cash flows because estimated TCE rates anticipated in the analysis have declined. The decrease in TCE rates is due to the fact that these vessels are older and are not preferable in a weakening market where there is an oversupply of newer tonnage. As a result, a loss on impairment of these vessels totaling approximately $5.4 million is included in the consolidated statements of operations.

Liquidity and Capital Resources

Liquidity and Cash Needs

The Company has historically financed its capital requirements with cash flow from operations, proceeds from related party debt, and proceeds from long-term debt. The Company may consider debt or additional equity financing alternatives from time to time. However, if market conditions are negative, the Company may be unable to raise additional debt or equity financing on acceptable terms or at all. As a result, the Company may be unable to pursue opportunities to expand its business.

BVH, a 50% owned subsidiary of the Company, has made all of its newbuilding deposits required to date by using funds from related party loans from its shareholders, the Company and ST Shipping and Transport Ltd. (“ST Shipping”). The Company believes that ST Shipping will continue to meet the deposit schedule for the newbuildings by making additional related party loans, and will not call any existing related party loans. However, if BVH's shareholders do not provide required funds, BVH would likely need to seek replacement financing, which may not be available on acceptable terms. In such case, the Company may not be able to pursue opportunities to expand its business or meet its other commitments.

At March 31, 2016 and December 31, 2015, the Company has working capital deficits of $3.1 million and $2.8 million, respectively, due primarily to loans and dividends payable to the Founders and their affiliated entities. These liabilities will only be paid when cash flow is sufficiently in excess of normal operating requirements.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $4.1 million and $11.2 million in the three months ended March 31, 2016 and 2015, respectively; $26.0 million in 2015 and $19.7 million in 2014; its excess of cash on hand over the current portion of secured long-term debt and its focus on contract employment (COAs) with longstanding customers. In addition, the Company has demonstrated its ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments. This is evidenced by the increase in its gross margin (total revenue less voyage, charter hire and vessel operating expenses) which increased to 22.9% for the three months ended March 31, 2016 from 18.2% in the three months ended March 31, 2015. For more information on the results of operations, see ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

Capital Expenditures

The Company’s capital expenditures relate to the purchase of interests in vessels, and capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s fleet includes two Panamax drybulk carriers, four Supramax drybulk carriers and two Handymax drybulk carriers (both of which are Ice-Class 1A). The Company also has a one-third interest in a consolidated joint venture which owns six Panamax Ice-Class 1A drybulk carriers.

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

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at March 31, 2016 or December 31, 2015.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The international shipping industry is capital intensive, requiring significant amounts of investment provided in the form of long-term debt. Certain of the Company’s outstanding debt contain floating interest rates that fluctuate with changes in the financial markets and in particular changes in LIBOR. Increasing interest rates could increase the Company’s interest expense and adversely impact its future earnings. In the past, the Company has managed this risk by entering into interest rate swap agreements in which the Company exchanged fixed and variable interest rates based on agreed upon notional amounts. The Company has used such derivative financial instruments as risk management tools and not for speculative or trading purposes. As of March 31, 2016 and December 31, 2015, the Company was a party to one interest rate swap agreement, which had an approximate fair value of $0.1 million (liability) at both dates. The Company’s net effective exposure to floating interest rate fluctuations on its outstanding debt was $145.0 million and $122.8 million, respectively, at March 31, 2016 and December 31, 2015.

The Company’s interest expense is affected by changes in the general level of interest rates, particularly LIBOR. As an indication of the extent of the Company’s sensitivity to interest rate changes, an increase in LIBOR of 1% would have decreased the Company’s net income and cash flows during the three months ended March 31, 2016 and 2015 by approximately $0.3 million each period, based on the debt levels at the end of each period. The Company expects its sensitivity to interest rate changes to increase in the future if the Company enters into additional debt agreements in connection with its acquisition of additional vessels.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. There were no open FFAs at March 31, 2016 or December 31, 2015.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at March 31, 2016 and December 31, 2015 are liabilities of approximately $2,095,000 and $1,777,000, which are included in other current liabilities on the consolidated balance sheets.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the three months ended March 31, 2016.

Changes in Internal Control over Financial Reporting

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

Item 1A – Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 23, 2016.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on Wednesday, May 11, 2016.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony Laura
Anthony Laura
Chief Financial Officer
(Principal Financial and Accounting Officer)