Form 10-Q
period 2016-06-30
Pangaea Logistics Solutions Ltd.
filed 2016-08-15
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Common Stock, par value $0.01 per share, 36,525,053 shares outstanding as of August 15, 2016.

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$32,423,408	$37,520,240
Restricted cash	1,503,341	2,003,341
Accounts receivable (net of allowance of $4,761,813 at
June 30, 2016 and $5,067,194 at December 31, 2015)	14,480,516	19,617,943
Bunker inventory	8,390,900	7,490,590
Advance hire, prepaid expenses and other current assets	3,761,628	2,679,292
Total current assets	60,559,793	69,311,406

Fixed assets, net	282,077,776	255,145,807
Investments in newbuildings in-process	8,848,000	42,505,783
Total assets	$351,485,569	$366,962,996

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$18,405,761	$22,156,202
Related party debt	10,976,423	13,321,419
Deferred revenue	4,349,557	4,448,795
Current portion long-term debt	20,091,616	19,499,262
Dividend payable	12,624,825	12,724,825
Total current liabilities	66,448,182	72,150,503

Secured long-term debt, net	117,209,252	129,496,153

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 36,525,053 shares issued and outstanding at June 30, 2016; 36,503,837 shares issued and outstanding and December 31, 2015	3,653	3,650
Additional paid-in capital	133,349,031	133,075,409
Accumulated deficit	(23,539,795)	(24,866,534)
Total Pangaea Logistics Solutions Ltd. equity	109,812,889	108,212,525
Non-controlling interests	58,015,246	57,103,815
Total stockholders' equity	167,828,135	165,316,340
Total liabilities and stockholders' equity	$351,485,569	$366,962,996

The accompanying notes are an integral part of these condensed consolidated financial statements

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Voyage revenue	$53,548,976	$60,902,796	$95,523,295	$151,481,738
Charter revenue	3,412,729	4,199,976	5,375,929	8,736,822
	56,961,705	65,102,772	100,899,224	160,218,560
Expenses:
Voyage expense	26,766,724	28,129,297	45,267,606	73,453,416
Charter hire expense	15,041,229	15,195,199	23,544,403	39,854,594
Vessel operating expense	7,904,828	7,116,502	14,793,910	14,901,830
General and administrative	2,935,950	3,916,119	5,972,321	8,234,811
Depreciation and amortization	3,528,596	3,271,238	7,044,052	6,261,832
Loss on sale of vessels	—	477,888	—	566,756
Total expenses	56,177,327	58,106,243	96,622,292	143,273,239

Income from operations	784,378	6,996,529	4,276,932	16,945,321

Other (expense) income:
Interest expense, net	(1,530,425)	(1,279,933)	(2,900,038)	(2,690,704)
Interest expense on related party debt	(75,010)	(110,763)	(155,500)	(225,729)
Unrealized gain on derivative instruments	1,387,391	363,096	1,051,432	1,186,551
Other income (expense)	67,661	60,935	(34,657)	144,084
Total other expense, net	(150,383)	(966,665)	(2,038,763)	(1,585,798)

Net income	633,995	6,029,864	2,238,169	15,359,523
Income attributable to noncontrolling interests	(504,361)	(569,227)	(911,431)	(2,298,957)
Net income attributable to Pangaea Logistics Solutions Ltd.	$129,634	$5,460,637	$1,326,738	$13,060,566

Earnings per common share:
Basic	$—	$0.15	$0.04	$0.37
Diluted	$—	$0.15	$0.04	$0.37

Weighted average shares used to compute earnings
per common share
Basic	35,150,453	35,240,373	35,140,332	35,000,012
Diluted	35,337,290	35,240,373	35,269,824	35,000,012

The accompanying notes are an integral part of these condensed consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$2,238,169	$15,359,523
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	7,044,052	6,261,832
Amortization of deferred financing costs	354,431	404,968
Unrealized gain on derivative instruments	(1,051,432)	(1,186,551)
Loss (gain) from equity method investee	30,380	(61,357)
Provision for doubtful accounts	931,962	513,112
Loss on sales of vessels	—	566,756
Write off unamortized financing costs of repaid debt	—	25,557
Share-based compensation	176,068	305,825
Change in operating assets and liabilities:
Decrease in restricted cash	500,000	—
Accounts receivable	4,205,465	5,844,479
Bunker inventory	(900,310)	2,990,288
Advance hire, prepaid expenses and other current assets	(1,082,336)	1,821,996
Drydocking costs	(42,478)	—
Accounts payable, accrued expenses and other current liabilities	(2,319,659)	(14,144,360)
Deferred revenue	(99,238)	(5,891,286)
Net cash provided by operating activities	9,985,074	12,810,782

Investing activities
Purchase of vessels	(319,432)	(44,770,740)
Proceeds from sales of vessels	—	4,523,804
Deposits on newbuildings in-process	(83,000)	(85,000)
Purchase of building and equipment	(30,000)	(52,936)
Purchase of non-controlling interest	—	(250,000)
Net cash used in investing activities	(432,432)	(40,634,872)

Financing activities
Proceeds of related party debt	—	2,506,667
Payments of related party debt	(2,500,496)	(1,216,250)
Proceeds from long-term debt	1,096,000	45,000,000
Payments of financing and issuance costs	(34,425)	(729,866)
Payments of long-term debt	(13,110,553)	(9,777,473)
Payments on line of credit	—	(3,000,000)
Common stock dividends paid	(100,000)	(100,000)
Distribution to non-controlling interest	—	(521,920)
Net cash (used in) provided by financing activities	(14,649,474)	32,161,158

Net (decrease) increase in cash and cash equivalents	(5,096,832)	4,337,068
Cash and cash equivalents at beginning of period	37,520,240	29,817,507
Cash and cash equivalents at end of period	$32,423,408	$34,154,575

Disclosure of noncash items
Cash paid for interest	$2,381,513	$2,407,348
The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1. General Information

The accompanying consolidated financial statements include the accounts of Pangaea Logistics Solutions Ltd. and its consolidated subsidiaries (collectively, the “Company”, “we” or “our”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership, chartering and operation of drybulk vessels. The Company is a holding company, incorporated under the laws of Bermuda as an exempted company on April 29, 2014.

As of June 30, 2016, the Company owned, two Panamax, four Supramax and two Handymax Ice Class 1A drybulk vessels. The Company also owned one-third of a consolidated joint venture with a fleet of six Panamax Ice Class 1A drybulk vessels.

Note 2. Basis of Presentation

The accompanying consolidated balance sheets as of June 30, 2016, the consolidated statements of income for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the three and six months ended June 30, 2016 and 2015. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three and six month periods are unaudited. Certain information and disclosures included in the annual consolidated financial statements have been omitted for the interim periods pursuant to the rules and regulations of the SEC. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or for any other interim period or future years.

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

Advance hire, prepaid expenses and other current assets were comprised of the following:

	June 30, 2016	December 31, 2015
	(unaudited)
Advance hire	$1,959,211	$1,138,300
Prepaid expenses	535,372	537,192
Other current assets	1,267,045	1,003,800
	$3,761,628	$2,679,292

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	June 30, 2016	December 31, 2015
	(unaudited)
Accounts payable	$12,372,565	$14,064,870
Accrued voyage expenses	4,380,607	5,232,864
Accrued interest	424,757	455,818
Other accrued liabilities	1,227,832	2,402,650
	$18,405,761	$22,156,202

Note 3. Fixed Assets

At June 30, 2016, the Company’s operating fleet consisted of 14 dry bulk vessels. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	June 30,	December 31,
Vessel	2016	2015
	(unaudited)
m/v BULK PANGAEA	$18,717,862	$19,555,658
m/v BULK PATRIOT	13,062,370	13,732,984
m/v BULK JULIANA	12,674,482	13,096,232
m/v NORDIC ODYSSEY	27,716,345	28,537,024
m/v NORDIC ORION	28,579,839	29,242,572
m/v BULK TRIDENT	15,329,426	15,696,689
m/v BULK BEOTHUK	12,329,872	12,653,475
m/v BULK NEWPORT	13,791,365	14,109,300
m/v NORDIC BARENTS	3,610,308	3,700,000
m/v NORDIC BOTHNIA	3,608,575	3,700,000
m/v NORDIC OSHIMA	31,943,441	32,540,468
m/v NORDIC OLYMPIC	32,170,843	32,780,722
m/v NORDIC ODIN	32,356,756	32,971,855
m/v NORDIC OASIS (1)	33,448,698	—
	279,340,182	252,316,979
Other fixed assets, net	2,737,594	2,828,828
Total fixed assets, net	$282,077,776	$255,145,807

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

The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include the Company’s estimate of future TCE rates based on current rates under existing charters and contracts or an index TCE rate applicable to the size of the ship. When existing contracts expire, the Company uses an estimated TCE based on actual results and extends these rates out to the end of the vessel’s useful life. TCE rates can be highly volatile, may affect the fair value of the Company’s vessels and may have a significant impact on the Company’s ability to recover the carrying amount of its fleet. Accordingly, the volatility is contemplated in the undiscounted projected net operating cash flow by using a sensitivity analysis based on percent changes in the TCE rates. The Company prepares a series of scenarios in an attempt to capture the range of possible trends and outcomes. For example, in the event that TCE rates over the estimated useful lives of the entire fleet are 10% lower than expected, the impact on the total undiscounted projected net operating cash flow would be a decrease of 14%. Projected net operating cash flows are net of brokerage and address commissions and assume no revenue on scheduled offhire days. The Company uses the current vessel operating expense budget, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows. If these projected cash flows do not exceed the carrying value of the asset group, an impairment charge would be recognized.

At June 30, 2016 and December 31, 2015, the Company identified a potential impairment indicator by reference to estimated market values of its vessel groups. As a result, the Company evaluated each group for impairment by estimating the total undiscounted cash flows expected to result from the use of the group and its eventual disposal.

At June 30, 2016, the estimated undiscounted future cash flows were determined to be higher than the carrying amount of each group. Therefore, the Company did not recognize any loss on impairment. At December 31, 2015, the carrying amount of the m/v Nordic Barents and m/v Nordic Bothnia were determined to be higher than their estimated undiscounted future cash flows. As a result, a loss on impairment of these vessels totaling approximately $5.4 million was included in the consolidated statements of operations.

Note 4. Debt

 Long-term debt consists of the following:

	June 30, 2016	December 31, 2015
	(unaudited)
Bulk Pangaea Secured Note (1)	$1,040,625	$1,734,375
Bulk Patriot Secured Note (1)	1,087,500	2,312,500
Bulk Trident Secured Note (1)	5,737,500	6,375,000
Bulk Juliana Secured Note (1)	3,042,188	3,718,229
Bulk Phoenix Secured Note (1)	6,816,663	7,649,997
Bulk Atlantic Secured Note (2)	5,940,000	6,530,000
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	7,750,000	10,717,370
Long Wharf Construction to Term Loan	—	978,210
109 Long Wharf Commercial Term Loan	1,086,866	—
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd., Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (3)	85,875,000	89,625,000
Bulk Nordic Oasis Ltd. Loan Agreement (3)	20,750,000	21,500,000
Total	139,126,342	151,140,681
Less: current portion	(20,091,616)	(19,499,262)
Less: unamortized debt issuance and bank fees	(1,825,474)	(2,145,266)
Secured long-term debt	$117,209,252	$129,496,153

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

The Senior Secured Post-Delivery Term Loan Facility

On July 14, 2016, the Company, through its wholly owned subsidiaries, Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Trident and Bulk Phoenix, entered into the Third Amendatory Agreement, (the "Third Amendment"), amending and supplementing the Loan Agreement dated April 15, 2013, as amended by a First Amendatory Agreement dated May 16, 2013 and by a Second Amendatory Agreement dates August 28, 2013. The Third Amendment extends the maturity dates and modifies the repayment schedule of the tranches, as follows:

Bulk Pangaea Secured Note

Initial amount of $12,250,000, entered into in December 2009, for the acquisition of m/v Bulk Pangaea. The Third Amendment defers the final three quarterly installments of $346,875, extending the maturity date to October 19, 2017. The interest rate is fixed at 3.96% through the original maturity date, at which time the rate becomes floating at LIBOR plus 3.5%.

Bulk Patriot Secured Note

Initial amount of $12,000,000, entered into in September 2011, for the acquisition of the m/v Bulk Patriot. The Third Amendment defers the two final quarterly installments of $543,750, extending the maturity date to July 19, 2017. The interest rate is fixed at 4.01% through the original maturity date, at which time the rate becomes floating at LIBOR plus 3.5%.

Bulk Trident Secured Note

Initial amount of $10,200,000, entered into in April 2012, for the acquisition of the m/v Bulk Trident. The Third Amendment defers two quarterly installments, increases the following three installments to $550,000 and the next four installments to $327,500. A balloon payment of $2,777,500 is payable on October 19, 2018. The interest rate is fixed at 4.29%.

Bulk Juliana Secured Note

Initial amount of $8,112,500, entered into in April 2012, for the acquisition of the m/v Bulk Juliana. The Third Amendment defers three installments, increases the final six quarterly installments to $507,031. The interest rate is fixed at 4.38%.

Bulk Phoenix Secured Note

Initial amount of $10,000,000, entered into in May 2013, for the acquisition of m/v Bulk Newport. The Third Amendment defers two quarterly installments, which are followed by one installment of $500,000, two of $700,000 and seven installments of $442,858. A balloon payment of $1,816,659 is payable on July 19, 2019. The interest rate is fixed at 5.09%.

The Post-Delivery Facility, as amended, contains financial covenants that require the Company to maintain a minimum net worth and minimum liquidity, on a consolidated basis. The facility also contains a consolidated leverage ratio and a consolidated debt service coverage ratio. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of June 30, 2016, the Company was in compliance with these covenants. At December 31, 2015, the Company was granted a waiver of compliance with the consolidated debt service coverage ratio by the facility agent and was in compliance with the other covenants.

Bulk Atlantic Secured Note

Initial amount of $8,520,000, entered into on February 18, 2013, for the acquisition of m/v Bulk Beothuk. The loan requires repayment in 8 equal quarterly installments of $90,000 beginning in May 2013, 12 equal quarterly installments of $295,000 and a balloon payment of $4,260,000 due in February 2018. Interest is fixed at 6.46%. The Bulk Atlantic Secured Note also contains a collateral maintenance ratio clause and a minimum EBITDA to fixed charges ratio. As of June 30, 2016 and December 31, 2015, the Company was in compliance with these covenants.

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

Interest on the advances to Odyssey and Orion is floating at LIBOR plus 2.4% (3.03% at June 30, 2016). Interest on the advances to Odin and Olympic is floating at LIBOR plus 2.0% (2.63% at June 30, 2016). Interest on the advance to Oshima is floating at LIBOR plus 2.25% (2.88% at June 30, 2016).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At June 30, 2016, the Company was not in compliance with this clause. On August 8, 2016, the Company cured the breach by prepaying $4.8 million of the debt which is therefore included in current long-term debt on the unaudited consolidated balance sheets at June 30, 2016. At December 31, 2015, the Company was in compliance with this covenant.

The Bulk Nordic Oasis Ltd. - Loan Agreement -- Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment. Interest on this advance is floating at LIBOR plus 2.30% (2.93% at June 30, 2016).

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the aggregate fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of June 30, 2016 and December 31, 2015, the Company was in compliance with this covenant.

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

The facility bears interest at LIBOR plus 2.5% (3.13% at June 30, 2016). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $2,750,000 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel and a minimum value clause ("MVC"), of not less than 100% of the outstanding indebtedness.

On February 22, 2016, the Company was notified by the facility agent of an MVC breach. On March 15, 2016, additional cash collateral of approximately $1,200,000, which was deposited by the Company during 2015, was applied to the outstanding balance of the facility. On May 5, 2016, the Company prepaid the installments due in June 2016 and an additional $547,955 per vessel, for a total of $711,000 per vessel, in order to cure the breach. As a result of these transactions, the Company was in compliance with the minimum value clause at June 30, 2016 and December 31, 2015.

109 Long Wharf Commercial Term Loan

Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00%. The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At June 30, 2016 and December 31, 2015, the Company was in compliance with these covenants.

The future minimum annual payments (excluding unamortized bank fees) under the debt agreements are as follows:

Years ending June 30,
(unaudited)
2017	$20,091,616
2018	22,000,658
2019	15,797,425
2020	14,763,177
2021	17,464,006
Thereafter	49,009,460
$139,126,342

Note 5. Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

From time to time, the Company enters into interest rate swap agreements to mitigate the risk of interest rate fluctuations on its variable rate debt. At December 31, 2015, the Company was party to one interest rate swap, which was entered into in February 2011, as required by the 109 Long Wharf Construction to Term Loan agreement. Under the terms of the swap agreement, the interest rate was fixed at 6.63%. The swap was cancelled in conjunction with, and the outstanding balance was financed by the 109 Long Wharf Commercial Term Loan in January 2016, which is discussed in Note 4.

The Company did not elect to designate the swap as a hedge at inception, pursuant to ASC 815, Derivatives and Hedging. Accordingly, changes in the fair value are recorded in current earnings in the accompanying consolidated statements of income.

The fair value of the interest rate swap agreement at December 31, 2015 was a liability of approximately $103,000, which was included in other current liabilities on the consolidated balance sheet based on the instrument’s maturity date. The aggregate change in the fair value of the interest rate swap agreements for the six months ended June 30, 2016 and 2015 were a loss of $104,000 and a gain of $6,000, respectively, which are reflected in the unrealized gain on derivative instruments in the accompanying consolidated statements of income.

Forward freight agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. There were no open FFAs at June 30, 2016 or December 31, 2015.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at June 30, 2016 and December 31, 2015 are liabilities of approximately $829,000 and $1,777,000, respectively, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the six months ended June 30, 2016 and 2015 are gains of approximately $948,000 and $1,211,000, respectively, which are included in unrealized gain on derivative instruments in the accompanying consolidated statements of income.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	Balance at June 30, 2016	Level 1	Level 2	Level 3
	(unaudited)
Margin accounts	$100,040	$100,040	$—	$—
Interest rate swaps	$—	$—	$—	$—
Fuel swap contracts	$(829,326)	$—	$(829,326)	$—

	Balance at December 31, 2015	Level 1	Level 2	Level 3
Margin accounts	$433,000	$433,000	$—	$—
Interest rate swaps	$(103,783)	$—	$(103,783)	$—
Fuel swap contracts	$(1,776,975)	$—	$(1,776,975)	$—

The estimated fair values of the Company’s interest rate swap instruments, forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.

Note 6. Related Party Transactions

	December 31, 2015	Activity	June 30, 2016
			(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables)	$1,254,985	(706,811)	$548,174

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$4,325,000	—	$4,325,000
Interest payable in-kind - 2011 Founders Note (i)	553,919	(344,996)	208,923
Promissory Note	4,000,000	(2,000,000)	2,000,000
Loan payable – BVH shareholder (STST)(ii)	4,442,500	—	4,442,500
Total current related party debt	$13,321,419	$(2,344,996)	$10,976,423

(i)    Paid in cash
(ii) ST Shipping and Transport Pte. Ltd. ("STST")

 In November 2014, the Company entered into a $5 million Promissory Note (the “Note”) with Bulk Invest, Ltd., a company controlled by the Founders. The Note is payable on demand. Interest on the Note is 5%. The Company repaid $1,000,000 of the Note on May 22, 2015 and $2,000,000 of the Note on January 4, 2016.

BVH entered into an agreement for the construction of two new ultramax newbuildings in 2013. Shareholder loans totaling $4,442,500 at June 30, 2016 and December 31, 2015 were provided in order to make deposits on these contracts. The loans are payable on demand and do not bear interest.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The balance of the 2011 Founders Note was $4,325,000 at June 30, 2016 and December 31, 2015.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the six-month periods ended June 30, 2016 and 2015, the Company incurred technical management fees of approximately $874,000 and $1,336,000, respectively under this arrangement. These fees are included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at June 30, 2016 and December 31, 2015 were approximately $548,000 and $1,255,000, respectively.

Note 7. Commitments and Contingencies

      In December 2013, the Company, through a 50% owned joint venture, entered into shipbuilding contracts for the construction of two ultramax vessels for $28,950,000 each. At June 30, 2016 and December 31, 2015, the Company had $8,685,000 on deposit for these newbuildings. The third installments of 5% are due and payable upon keel laying of the vessels. The fourth installments of 10% are due and payable upon launching of the vessels and the balance is due upon delivery of the vessels. The Company expects to finance the final payments with commercial facilities. The total purchase obligations under the shipbuilding contracts are $7,382,225 in 2016 and $41,832,750 in early 2017.

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

Note 8. Subsequent Events

On July 5, 2016, the Company entered into five-year bareboat charter agreements with the owner of two vessels (to be renamed the m/v Bulk Power and the m/v Bulk Progress). Under a bareboat charter, the charterer is responsible for all of the vessel operating expenses in addition to the charter hire. The agreement also contains a profit sharing arrangement. Scheduled increases in charter hire are included in minimum rental payments and recognized on a straight-line basis over the lease term. Profit sharing will be excluded from minimum lease payments and recognized as incurred. The rent expense under these bareboat charters totals approximately $365,000 for each of the five years ended June 30, 2016.

On July 14, 2016, the Company, through its wholly owned subsidiaries, Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Trident and Bulk Phoenix, entered into the Third Amendment, amending and supplementing the Loan Agreement dated April 15, 2013, as amended by a First Amendatory Agreement dated May 16, 2013 and by a Second Amendatory Agreement dates August 28, 2013. The Third Amendment extends the maturity dates and modifies the repayment schedule of the tranches as discussed in Note 4.

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

Overview

The seaborne drybulk transportation industry is cyclical and volatile. Demand for drybulk tonnage remains weak, rates declined to new historic lows during the first quarter and asset values for modern tonnage remained depressed due to these factors and to the over-supply of dry bulk carriers. The decline in and volatility of charter and freight rates has been due to various factors, including lower crude oil prices, falling demand from China, a strong U.S. Dollar and the associated weakening of other world currencies, and to the deflationary cycle being experienced in many commodities such as iron ore, coal and agricultural products. Concurrently, with these factors, vessel supply continues to increase. However, this falling rate environment highlighted the differentiation of our business model. Reduced rates mean reduced fronthaul margins, and given our strategy to charter in vessels to serve only contracted business, we deemed it best to limit our carried volume of chartered-in vessels. This shielded us from losses that may have been incurred under a long-term charter-in strategy.

2nd Quarter Highlights

•	Net income of $0.1 million for the second quarter, following the lowest market on record.

•	Cash flow from operations was $10.0 million.

•	At the end of the quarter, Pangaea had $32.4 million in cash and cash equivalents.

•
General and administrative expenses decreased 25% to $2.9 million as compared to $3.9 million in the second quarter of 2015. This is the result of concerted efforts by the Company to control costs, predominantly of professional service fees, and to the reduction in bonus compensation accrued, which is linked to results.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the three months ended June 30, 2016 was $57.0 million, compared to $65.1 million for the same period in 2015. The total number of shipping days decreased 1% to 3,457 in the three months ended June 30, 2016, compared to 3,477 for the same period in 2015. The average TCE rate was $8,734 per day for the three months ended June 30, 2016, compared to $10,634 per day for same period in 2015. The decrease is predominantly due to ongoing weakness in the dry bulk market and to the decrease in the rate earned on one of the Company's contracts of affreightment ("COAs").

Components of revenue are as follows:

Voyage revenues for the three months ended June 30, 2016 decreased by 12% to $53.5 million compared to $60.9 million for the same period in 2015. The decrease in voyage revenues was predominantly driven by the continued weakness in the drybulk market and to a decrease in the rate earned on a COA employing three vessels on a continuous basis.

Charter revenues decreased to $3.4 million from $4.2 million, or 19%, for the three months ended June 30, 2016 compared to the same period in 2015. The decrease in charter revenues was due to the decrease in the number of time charter days, which were 485 in the second quarter of 2016 versus 602 in the second quarter of 2015.

Voyage Expenses

Voyage expenses for the three months ended June 30, 2016 were $26.8 million, compared to $28.1 million for the same period in 2015, a decrease of approximately 5%. The decrease in voyage expense was primarily due to: a $3.7 million (25%) decrease in the aggregate cost of bunkers consumed on voyages and a decrease of $3.1 million in cargo relet expense. These reductions were offset by increases in port expenses of $3.5 million (29%), a $1.1 million decrease in gain on bunker redeliveries, a change of $0.4 million in realized gain on bunker hedges and other miscellaneous expenses of $0.2 million.

The decrease in bunker consumption predominantly reflects the decline in bunker prices, which were down an average of 19% in the second quarter of 2016 compared to the second quarter of 2015. Cargo relet expense, which is incurred when the Company hires another owner or operator to perform its obligations under a spot contract, was approximately $3.1 million in the three months ended June 30, 2015, however the Company did not relet any cargoes in the second quarter of 2016 because the arbitrage opportunities did not exist during the period. The increase in port expenses reflects an 8% increase in the number of port calls and a 5% increase in the average cost per call.

Charter Hire Expenses

Charter hire expenses for the three months ended June 30, 2016 were $15.0 million, compared to $15.2 million for the same period in 2015. The number of chartered in days increased 7% from 2,100 days in the three months ended June 30, 2015 to 2,241 days for the three months ended June 30, 2016 while the weak market pushed average charter hire rates down 7% for the three months ended June 30, 2016 as compared to the same period of 2015. The Company has continued to operate under its successful strategy of chartering in only for committed contracts, limiting its exposure while market conditions remain depressed.

Vessel Operating Expenses

Vessel operating expenses for the three months ended June 30, 2016 were $7.9 million, compared to $7.1 million in the comparable period in 2015, an increase of approximately 11%. Vessel operating expenses during the three months ended June 30, 2016 include approximately $0.7 million of intermediate drydocking costs and an increase in other miscellaneous expenses of $0.1 million. Vessel operating expense expressed on a per day basis increased to $6,205 for the three months ended June 30, 2016 from $5,586 for the same period in 2015.

General and Administrative

Pangaea’s general and administrative expenses include legal and professional fees, rent, payroll and related expenses for its corporate offices. General and administrative expenses for the three months ended June 30, 2016 and 2015 were $2.9 million and $3.9 million, respectively, a decrease of approximately 25% which is due to the reductions in accrued bonus compensation of $0.4 million, legal fees of $0.2 million, director and audit fees of $0.1 million each and other miscellaneous expenses of approximately $0.2 million.

Income from Operations

The Company has income from operations of $0.8 million for the three months ended June 30, 2016 as compared to $7.0 million for the three months ended June 30, 2015. Total revenue declined 13% from $65.1 million for the three months ended June 30, 2015 to $57.0 million for the three months ended June 30, 2016 as a result of continued weakness in the dry bulk shipping market.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues

Total revenue for the six months ended June 30, 2016 was $100.9 million, compared to $160.2 million for the same period in 2015. The total number of shipping days decreased 16% to 6,319 in the six months ended June 30, 2016, compared to 7,541 for the same period in 2015. The reduction was predominantly in the first quarter of 2016, when the Baltic Dry Index (“BDI”), a measure of dry bulk market performance, was at historic lows. The average TCE rate was $8,804 per day for the six months ended June 30, 2016, compared to $11,506 per day for same period in 2015. This decrease is predominantly due to the decline in the overall market and to a decrease in the rate earned on one of the Company's COAs.

Components of revenue are as follows:

Voyage revenues for the six months ended June 30, 2016 decreased by 37% to $95.5 million compared to $151.5 million for the same period in 2015. The decrease in voyage revenues was primarily driven by the sharp decline in market rates from the six months ended June 30, 2015 to the six months ended June 30, 2016 and to the decrease in the rate earned on a COA employing three vessels on a continuous basis. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, was at its historic low in the first quarter of 2016 and rose only slightly in the second quarter.

Charter revenues decreased to $5.4 million from $8.7 million, or 38%, for the six months ended June 30, 2016 compared to the same period in 2015. The decrease in charter revenues was due to the continued weakness in the dry bulk market and to the decrease in the number of time charter days, which were 923 in the six months ended June 30, 2016 versus 1,040 in the first half of 2015.

Voyage Expenses

Voyage expenses for the six months ended June 30, 2016 were $45.3 million, compared to $73.5 million for the same period in 2015, a decrease of approximately 38%. The decrease in voyage expenses was due to the 17% decrease in voyage days and to a $17.2 million (49%) decrease in the aggregate cost of bunkers consumed on voyages, a decrease of $10.6 million in cargo relet expense and a decrease in port expenses of $2.6 million. These decreases were offset by a $3.3 million difference in the cost of bunkers on redelivery to ship owners.

The decrease in bunker consumption predominantly reflects the decline in bunker prices, which were down an average of 19%    from June 30, 2015 to June 30, 2016. Cargo relet expense, which is incurred when the Company hires another owner or operator to perform its obligations under a spot contract, was approximately $10.6 million in the six months ended June 30, 2015, however the Company did not relet any cargoes in the second quarter of 2016 because the arbitrage opportunities did not exist during the period.

Charter Hire Expenses

Charter hire expenses for the six months ended June 30, 2016 were $23.5 million, compared to $39.9 million for the same period in 2015. The number of chartered in days decreased 23% from 4,974 days in the six months ended June 30, 2015 to 3,842 days for the six months ended June 30, 2016 while the weak market pushed average daily charter hire rates down 24% for the six months ended June 30, 2016 as compared to the same period of 2015. The Company has continued to operate under its successful strategy of chartering in only for committed contracts, limiting its exposure while market conditions remain depressed.

Vessel Operating Expenses

Vessel operating expenses for the six months ended June 30, 2016 were $14.8 million, compared to $14.9 million in the comparable period in 2015. Vessel operating expense expressed on a per day basis were $5,815 for the six months ended June 30, 2016 as compared to $5,937 for the same period in 2015.

General and Administrative

Pangaea’s general and administrative expenses include legal and professional fees, rent, payroll and related expenses for its corporate offices. General and administrative expenses for the six months ended June 30, 2016 and 2015 were $6.0 million and $8.2 million, respectively, a decrease of approximately 27% which is due to the reductions in accrued bonus compensation of $0.8 million, legal fees of $0.6 million, director fees and compensation expense of $0.2 million each, professional fees of $0.1 million and other miscellaneous expenses of $0.2 million. This is due to the efforts made by the Company to reduce overhead.

Depreciation and Amortization

The increase in depreciation and amortization from $6.3 million in the six months ended June 30, 2015 to $7.0 million in the six months ended June 30, 2016 is due to the acquisition of new vessels in the first quarters of both 2016 and 2015, which results in higher depreciation expense.

Income from Operations

The Company has income from operations of $4.3 million for the six months ended June 30, 2016 as compared to $16.9 million for the six months ended June 30, 2015. Total revenue declined 37% from $160.2 million for the six months ended June 30, 2015 to $100.9 million for the six months ended June 30, 2016 as a result of continued weakness in the dry bulk shipping market. The BDI began its descent in the second quarter of 2015 and continued to drop to new historical lows into the first quarter of 2016. In addition, vessel operating expenses were higher as a percentage of revenue in 2016.

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

The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include the Company’s estimate of future TCE rates based on current rates under existing charters and contracts or an index TCE rate applicable to the size of the ship. When existing contracts expire, the Company uses an estimated TCE based on actual results and extends these rates out to the end of the vessel’s useful life. TCE rates can be highly volatile, may affect the fair value of the Company’s vessels and may have a significant impact on the Company’s ability to recover the carrying amount of its fleet. Accordingly, the volatility is contemplated in the undiscounted projected net operating cash flow by using a sensitivity analysis based on percent changes in the TCE rates. The Company prepares a series of scenarios in an attempt to capture the range of possible trends and outcomes. For example, in the event that TCE rates over the estimated useful lives of the entire fleet are 10% lower than expected, the impact on the total undiscounted projected net operating cash flow would be a decrease of 14%. Projected net operating cash flows are net of brokerage and address commissions and assume no revenue on scheduled offhire days. The Company uses the current vessel operating expense budget, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows. If these projected cash flows do not exceed the carrying value of the asset group, an impairment charge would be recognized.

At June 30, 2016 and December 31, 2015, the Company identified a potential impairment indicator by reference to estimated market values of its vessel groups. As a result, the Company evaluated each group for impairment by estimating the total undiscounted cash flows expected to result from the use of the group and its eventual disposal.

At June 30, 2016, the estimated undiscounted future cash flows were determined to be higher than the carrying amount of each group. Therefore, the Company did not recognize any loss on impairment. At December 31, 2105, the carrying amount of the m/v Nordic Barents and m/v Nordic Bothnia were determined to be higher than their estimated undiscounted future cash flows because estimated TCE rates anticipated in the analysis have declined. The decrease in TCE rates is due to the fact that these vessels are older and are not preferable in a weakening market where there is an oversupply of newer tonnage. As a result, a loss on impairment of these vessels totaling approximately $5.4 million is included in the consolidated statements of operations.

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

At June 30, 2016 and December 31, 2015, the Company has working capital deficits of $5.9 million and $2.8 million, respectively, due primarily to loans and dividends payable to the Founders and their affiliated entities. These liabilities will only be paid when cash flow is sufficiently in excess of normal operating requirements.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $10.0 million and $12.8 million in the six months ended June 30, 2016 and 2015, respectively; $26.0 million in 2015 and $19.7 million in 2014; its excess of cash on hand over the current portion of secured long-term debt and its ability to procure long-term fixed contract employment (COAs) with new and longstanding customers. In addition, the Company has demonstrated its ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments. For more information on the results of operations, see ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

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

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at June 30, 2016 or December 31, 2015.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The international shipping industry is capital intensive, requiring significant amounts of investment provided in the form of long-term debt. Certain of the Company’s outstanding debt contain floating interest rates that fluctuate with changes in the financial markets and in particular changes in LIBOR. Increasing interest rates could increase the Company’s interest expense and adversely impact its future earnings. In the past, the Company has managed this risk by entering into interest rate swap agreements in which the Company exchanged fixed and variable interest rates based on agreed upon notional amounts. The Company has used such derivative financial instruments as risk management tools and not for speculative or trading purposes. As of December 31, 2015, the Company was a party to one interest rate swap agreement, which had an approximate fair value of $0.1 million (liability). The Company’s net effective exposure to floating interest rate fluctuations on its outstanding debt was $139.2 million and $122.8 million, respectively, at June 30, 2016 and December 31, 2015.

The Company’s interest expense is affected by changes in the general level of interest rates, particularly LIBOR. As an indication of the extent of the Company’s sensitivity to interest rate changes, an increase in LIBOR of 1% would have decreased the Company’s net income and cash flows during the six months ended June 30, 2016 and 2015 by approximately $0.6 million and $0.5 million, respectively, based on the debt levels at the beginning of each period. The Company expects its sensitivity to interest rate changes to increase in the future if the Company enters into additional debt agreements in connection with its acquisition of additional vessels.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. There were no open FFAs at June 30, 2016 or December 31, 2015.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at June 30, 2016 and December 31, 2015 are liabilities of approximately $829,000 and $1,776,976, which are included in other current liabilities on the consolidated balance sheets.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the six months ended June 30, 2016.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit no.	Description	Incorporated By Reference			Filed herewith
		Form	Date	Exhibit

10.3	THIRD AMENDATORY AGREEMENT				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

EX-101.INS	XBRL Instance Document				X

EX-101.SCH	XBRL Taxonomy Extension Schema				X

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase				X

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2016.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony Laura
Anthony Laura
Chief Financial Officer
(Principal Financial and Accounting Officer)