Form 10-Q
period 2016-09-30
Pangaea Logistics Solutions Ltd.
filed 2016-11-10
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Common Stock, par value $0.01 per share, 36,605,417 shares outstanding as of November 10, 2016.

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$28,192,492	$37,520,240
Restricted cash	6,504,072	2,003,341
Accounts receivable (net of allowance of $4,812,243 at
September 30, 2016 and $5,067,194 at December 31, 2015)	14,811,060	19,617,943

Bunker inventory	9,336,297	7,490,590
Advance hire, prepaid expenses and other current assets	5,150,593	2,679,292
Total current assets	63,994,514	69,311,406

Fixed assets, net	278,821,101	255,145,807
Investments in newbuildings in-process	11,818,000	42,505,783
Total assets	$354,633,615	$366,962,996

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$19,703,744	$22,156,202
Related party debt	12,578,635	13,321,419
Deferred revenue	3,523,305	4,448,795
Current portion long-term debt	18,002,784	19,499,262
Dividend payable	12,624,825	12,724,825
Total current liabilities	66,433,293	72,150,503

Secured long-term debt, net	112,027,117	129,496,153

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 36,575,171 shares issued and outstanding at September 30, 2016; 36,503,837 shares issued and outstanding and December 31, 2015	3,658	3,650
Additional paid-in capital	133,512,060	133,075,409
Accumulated deficit	(17,475,460)	(24,866,534)
Total Pangaea Logistics Solutions Ltd. equity	116,040,258	108,212,525
Non-controlling interests	60,132,947	57,103,815
Total stockholders' equity	176,173,205	165,316,340
Total liabilities and stockholders' equity	$354,633,615	$366,962,996

The accompanying notes are an integral part of these condensed consolidated financial statements

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues:
Voyage revenue	$65,986,320	$64,599,552	$161,509,615	$216,081,290
Charter revenue	4,797,572	6,588,613	10,173,501	15,325,435
	70,783,892	71,188,165	171,683,116	231,406,725
Expenses:
Voyage expense	29,166,651	30,392,418	74,434,257	103,845,834
Charter hire expense	19,655,327	20,601,908	43,199,730	60,456,502
Vessel operating expense	7,483,507	8,462,370	22,277,417	23,364,200
General and administrative	3,179,287	3,595,398	9,151,608	11,830,209
Depreciation and amortization	3,532,171	3,195,437	10,576,223	9,457,269
Loss on sale of vessels	—	71,882	—	638,638
Total expenses	63,016,943	66,319,413	159,639,235	209,592,652

Income from operations	7,766,949	4,868,752	12,043,881	21,814,073

Other (expense) income:
Interest expense, net	(1,258,105)	(1,493,536)	(4,158,143)	(4,184,240)
Interest expense on related party debt	(79,712)	(110,764)	(235,212)	(336,493)
Unrealized gain (loss) on derivative instruments	161,002	(513,678)	1,212,434	672,873
Other (expense) income	(8,097)	30,000	(42,754)	174,084
Total other expense, net	(1,184,912)	(2,087,978)	(3,223,675)	(3,673,776)

Net income	6,582,037	2,780,774	8,820,206	18,140,297
(Income) loss attributable to noncontrolling interests	(517,701)	221,895	(1,429,132)	(2,077,062)
Net income attributable to Pangaea Logistics Solutions Ltd.	$6,064,336	$3,002,669	$7,391,074	$16,063,235

Earnings per common share:
Basic	$0.17	$0.08	$0.21	$0.46
Diluted	$0.17	$0.08	$0.21	$0.46

Weighted average shares used to compute earnings
per common share
Basic	35,165,532	35,490,097	35,148,793	35,165,169
Diluted	35,347,403	35,490,097	35,299,839	35,165,169

The accompanying notes are an integral part of these condensed consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$8,820,206	$18,140,297
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	10,576,223	9,457,269
Amortization of deferred financing costs	513,311	591,444
Unrealized gain on derivative instruments	(1,212,434)	(672,873)
Loss (gain) from equity method investee	68,477	(61,357)
Provision for doubtful accounts	982,393	453,421
Loss on sales of vessels	—	638,638
Write off unamortized financing costs of repaid debt	—	25,557
Share-based compensation	274,286	372,595
Change in operating assets and liabilities:
Increase in restricted cash	499,269	—
Accounts receivable	3,824,491	2,437,783
Bunker inventory	(1,845,707)	5,587,153
Advance hire, prepaid expenses and other current assets	(2,471,301)	3,006,412
Drydocking costs	(42,478)	(643,000)
Accounts payable, accrued expenses and other current liabilities	(743,918)	(15,671,505)
Deferred revenue	(925,490)	(6,279,262)
Net cash provided by operating activities	18,317,328	17,382,572

Investing activities
Purchase of vessels	(319,433)	(44,795,804)
Proceeds from sale of vessels	—	8,265,179
Deposits on newbuildings in-process	(3,053,000)	(3,470,000)
Purchase of building and equipment	(315,818)	(59,380)
Purchase of non-controlling interest	—	(250,000)
Net cash used in investing activities	(3,688,251)	(40,310,005)

Financing activities
Proceeds of related party debt	1,522,500	4,680,001
Payments of related party debt	(2,500,497)	(1,216,250)
Proceeds from long-term debt	1,375,971	46,000,000
Payments of financing and issuance costs	(45,755)	(928,201)
Payments of long-term debt	(20,809,044)	(17,602,405)
Payments on line of credit	—	(3,000,000)
Common stock dividends paid	(100,000)	(100,000)
Increase in restricted cash	(5,000,000)	—
Proceeds from non-controlling interests	1,600,000	—
Distribution to non-controlling interest	—	(521,920)
Net cash (used in) provided by financing activities	(23,956,825)	27,311,225

Net (decrease) increase in cash and cash equivalents	(9,327,748)	4,383,792
Cash and cash equivalents at beginning of period	37,520,240	29,817,507
Cash and cash equivalents at end of period	$28,192,492	$34,201,299

Disclosure of noncash items
Cash paid for interest	$3,520,635	$3,882,603
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

As of September 30, 2016, the Company owned two Panamax, four Supramax and two Handymax Ice Class 1A drybulk vessels. The Company also owned one-third of a consolidated joint venture with a fleet of six Panamax Ice Class 1A drybulk vessels.

Note 2. Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2016, the consolidated statements of income for the three and nine months ended September 30, 2016 and 2015 and the consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three and nine month periods are unaudited. Certain information and disclosures included in the annual consolidated financial statements have been omitted for the interim periods pursuant to the rules and regulations of the SEC. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results for the year ending December 31, 2016 or for any other interim period or future years.

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

Advance hire, prepaid expenses and other current assets were comprised of the following:

	September 30, 2016	December 31, 2015
	(unaudited)
Advance hire	$1,182,221	$1,138,300
Prepaid expenses	873,038	537,192
Other current assets	3,095,334	1,003,800
	$5,150,593	$2,679,292

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	September 30, 2016	December 31, 2015
	(unaudited)
Accounts payable	$11,044,920	$14,064,870
Accrued voyage expenses	6,010,177	5,232,864
Accrued interest	421,993	455,818
Other accrued liabilities	2,226,654	2,402,650
	$19,703,744	$22,156,202

Note 3. Fixed Assets

At September 30, 2016, the Company’s owned fleet consisted of 14 dry bulk vessels. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	September 30,	December 31,
Vessel	2016	2015
	(unaudited)
m/v BULK PANGAEA	$18,299,078	$19,555,658
m/v BULK PATRIOT	12,727,064	13,732,984
m/v BULK JULIANA	12,463,608	13,096,232
m/v NORDIC ODYSSEY	27,368,778	28,537,024
m/v NORDIC ORION	28,227,211	29,242,572
m/v BULK TRIDENT	15,145,795	15,696,689
m/v BULK BEOTHUK	12,168,071	12,653,475
m/v BULK NEWPORT	13,632,397	14,109,300
m/v NORDIC BARENTS	3,565,462	3,700,000
m/v NORDIC BOTHNIA	3,562,863	3,700,000
m/v NORDIC OSHIMA	31,644,927	32,540,468
m/v NORDIC OLYMPIC	31,865,904	32,780,722
m/v NORDIC ODIN	32,049,207	32,971,855
m/v NORDIC OASIS (1)	33,140,929	—
	275,861,294	252,316,979
Other fixed assets, net	2,959,807	2,828,828
Total fixed assets, net	$278,821,101	$255,145,807

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

The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include the Company’s estimate of future TCE rates based on current rates under existing charters and contracts. When existing contracts expire, the Company uses an estimated TCE based on actual results and extends these rates out to the end of the vessel’s useful life. TCE rates can be highly volatile, may affect the fair value of the Company’s vessels and may have a significant impact on the Company’s ability to recover the carrying amount of its fleet. Accordingly, the volatility is contemplated in the undiscounted projected net operating cash flow by using a sensitivity analysis based on percent changes in the TCE rates. The Company prepares a series of scenarios in an attempt to capture the range of possible trends and outcomes. For example, in the event that TCE rates over the estimated useful lives of the entire fleet are 10% lower than expected, the impact on the total undiscounted projected net operating cash flow would be a decrease of 14%. Projected net operating cash flows are net of brokerage and address commissions and assume no revenue on scheduled offhire days. The Company uses the current vessel operating expense budget, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows. If these projected cash flows do not exceed the carrying value of the asset group, an impairment charge would be recognized.

At September 30, 2016 and December 31, 2015, the Company identified a potential impairment indicator by reference to estimated market values of its vessel groups. As a result, the Company evaluated each group for impairment by estimating the total undiscounted cash flows expected to result from the use of the group and its eventual disposal.

At September 30, 2016, the estimated undiscounted future cash flows were determined to be higher than the carrying amount of each group. Therefore, the Company did not recognize any loss on impairment. At December 31, 2015, the carrying amount of the m/v Nordic Barents and m/v Nordic Bothnia were determined to be higher than their estimated undiscounted future cash flows. As a result, a loss on impairment of these vessels totaling approximately $5.4 million was included in the consolidated statements of operations for the year ended December 31, 2015.

On July 5, 2016, the Company entered into five-year bareboat charter agreements with the owner of two vessels (which were then renamed the m/v Bulk Power and the m/v Bulk Progress). Under a bareboat charter, the charterer is responsible for all of the vessel operating expenses in addition to the charter hire. The agreement also contains a profit sharing arrangement. Scheduled increases in charter hire are included in minimum rental payments and recognized on a straight-line basis over the lease term. Profit sharing will be excluded from minimum lease payments and recognized as incurred. The rent expense under these bareboat charters (which are classified as operating leases) totals approximately $365,000 per annum.

Note 4. Debt

 Long-term debt consists of the following:

	September 30, 2016	December 31, 2015
	(unaudited)
Bulk Pangaea Secured Note (1)	$1,040,625	$1,734,375
Bulk Patriot Secured Note (1)	1,087,500	2,312,500
Bulk Trident Secured Note (1)	5,737,500	6,375,000
Bulk Juliana Secured Note (1)	3,042,188	3,718,229
Bulk Phoenix Secured Note (1)	6,816,663	7,649,997
Bulk Atlantic Secured Note (2)	5,645,000	6,530,000
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	7,423,910	10,717,370
Long Wharf Construction to Term Loan	—	978,210
109 Long Wharf Commercial Term Loan	1,059,466	—
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd., Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (3)	79,200,000	89,625,000
Bulk Nordic Oasis Ltd. Loan Agreement (3)	20,375,000	21,500,000
Phoenix Bulk Carriers (US) LLC Automobile Loan	29,435	—
Phoenix Bulk Carriers (US) LLC Master Loan	250,535	—
Total	131,707,822	151,140,681
Less: current portion	(18,002,784)	(19,499,262)
Less: unamortized debt issuance and bank fees	(1,677,921)	(2,145,266)
Secured long-term debt	$112,027,117	$129,496,153

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

Bulk Juliana Secured Note

Initial amount of $8,112,500, entered into in April 2012, for the acquisition of the m/v Bulk Juliana. The Third Amendment defers three installments and increases the final six quarterly installments to $507,031. The interest rate is fixed at 4.38%.

Bulk Phoenix Secured Note

Initial amount of $10,000,000, entered into in May 2013, for the acquisition of m/v Bulk Newport. The Third Amendment defers two quarterly installments, which are followed by one installment of $500,000, two of $700,000 and seven installments of $442,858. A balloon payment of $1,816,659 is payable on July 19, 2019. The interest rate is fixed at 5.09%.

The Post-Delivery Facility, as amended, contains financial covenants that require the Company to maintain a minimum net worth and minimum liquidity, on a consolidated basis. The facility also contains a consolidated leverage ratio and a consolidated debt service coverage ratio. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of September 30, 2016, the Company was in compliance with these covenants. At December 31, 2015, the Company was granted a waiver of compliance with the consolidated debt service coverage ratio by the facility agent and was in compliance with the other covenants.

Bulk Atlantic Secured Note

Initial amount of $8,520,000, entered into on February 18, 2013, for the acquisition of m/v Bulk Beothuk. The loan requires repayment in 8 equal quarterly installments of $90,000 beginning in May 2013, 12 equal quarterly installments of $295,000 and a balloon payment of $4,260,000 due in February 2018. Interest is fixed at 6.46%. The Bulk Atlantic Secured Note contains a collateral maintenance ratio clause and a minimum EBITDA to fixed charges ratio. As of September 30, 2016, the company had restricted cash and additional collateral on deposit with the lender. In order to remain in compliance with the collateral maintenance ratio clause, the Company transferred cash from the deposit account and increased its restricted cash

(letter of credit) and was therefore in compliance at the filing date. At December 31, 2015, the Company was in compliance with these covenants.

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

The agreement requires repayment of the advances as follows:

In respect of the Odin and Olympic advances, repayment to be made in 28 equal quarterly installments of $375,000 per borrower (one of which was paid prior to the amendment by each borrower) and balloon payments of $11,233,150 due with each of the final installments.

In respect of the Odyssey and Orion advances, repayment to be made in 20 quarterly installments of $375,000 per borrower and balloon payments of $5,677,203 due with each of the final installments.

In respect of the Oshima advance, repayment to be made in 28 equal quarterly installments of $375,000 and a balloon payment of $11,254,295 due with the final installment.

Interest on the advances to Odyssey and Orion is floating at LIBOR plus 2.4% (3.25% at September 30, 2016). Interest on the advances to Odin and Olympic is floating at LIBOR plus 2.0% (2.85% at September 30, 2016). Interest on the advance to Oshima is floating at LIBOR plus 2.25% (3.10% at September 30, 2016).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At September 30, 2016 and December 31, 2015, the Company was in compliance with this clause. On August 8, 2016, the Company prepaid $4.8 million of the debt which was allocated across each of the shipowning companies and which reduces the final installments of each tranche, as follows: Odyssey and Orion - $697,797; Oshima - $1,120,705; Odin and Olympic - $1,141,850.

The Bulk Nordic Oasis Ltd. - Loan Agreement -- Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment. Interest on this advance is floating at LIBOR plus 2.30% (3.15% at September 30, 2016).

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the aggregate fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of September 30, 2016 and December 31, 2015, the Company was in compliance with this covenant.

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

The facility bears interest at LIBOR plus 2.5% (3.35% at September 30, 2016). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $1,755,415 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel and a minimum value clause ("MVC"), of not less than 100% of the outstanding indebtedness.

On February 22, 2016, the Company was notified by the facility agent of an MVC breach. On March 15, 2016, additional cash collateral of approximately $1,200,000, which was deposited by the Company during 2015, was applied to the outstanding balance of the facility. On May 5, 2016, the Company prepaid the installments due in June 2016 and an additional $547,955 per vessel, for a total of $711,000 per vessel, in order to cure the breach. These prepayments reduced the amount of the balloon payments due at maturity. As a result of these transactions, the Company was in compliance with the minimum value clause at September 30, 2016 and December 31, 2015.

109 Long Wharf Commercial Term Loan

Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00%. The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At September 30, 2016, the Company was in compliance with these covenants.

Phoenix Bulk Carriers (US) LLC Automobile Loan

The Company purchased a commercial vehicle for use at the site of its port project on the Atlantic Coast. The total loan amount of $29,435 is payable in 60 equal monthly installments of $539. Interest is fixed at 3.74%.

Phoenix Bulk Carriers (US) LLC Master Equipment Loan

The Company purchased commercial equipment for use at the site of its port project on the Atlantic Coast. The total loan amount of $250,536 is payable in 48 equal monthly installments of $5,741. Interest is fixed at 4.75%.

The future minimum annual payments (excluding unamortized bank fees) under the debt agreements are as follows:

Years ending September 30,
(unaudited)
2017	$18,002,784
2018	20,402,022
2019	16,406,540
2020	23,298,430
2021	16,995,281
Thereafter	36,602,765
$131,707,822

Note 5. Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

From time to time, the Company enters into interest rate swap agreements to mitigate the risk of interest rate fluctuations on its variable rate debt. At December 31, 2015, the Company was party to one interest rate swap, which was entered into in February 2011, as required by the 109 Long Wharf Construction to Term Loan agreement. Under the terms of the swap agreement, the interest rate was fixed at 6.63%. The swap was cancelled in conjunction with, and the outstanding balance was financed by the 109 Long Wharf Commercial Term Loan in May 2016, which is discussed in Note 4.

The Company did not elect to designate the swap as a hedge at inception, pursuant to ASC 815, Derivatives and Hedging. Accordingly, changes in the fair value are recorded in current earnings in the accompanying consolidated statements of income.

The fair value of the interest rate swap agreement at December 31, 2015 was a liability of approximately $103,000, which was included in other current liabilities on the consolidated balance sheet based on the instrument’s maturity date. The aggregate change in the fair value of the interest rate swap agreement for the nine months ended September 30, 2016 and 2015 were gains of $104,000 and $6,000, respectively, which are reflected in the unrealized gain on derivative instruments in the accompanying consolidated statements of income.

Forward freight agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. There were no open FFAs at September 30, 2016 or December 31, 2015.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at September 30, 2016 and December 31, 2015 are liabilities of approximately $668,000 and $1,777,000, respectively, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the nine months ended September 30, 2016 and 2015 are gains of approximately $1,109,000 and $1,211,000, respectively, which are included in unrealized gain on derivative instruments in the accompanying consolidated statements of income.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

	Balance at September 30, 2016	Level 1	Level 2	Level 3
	(unaudited)
Margin accounts	$100,040	$100,040	$—	$—
Interest rate swaps	$—	$—	$—	$—
Fuel swap contracts	$(668,324)	$—	$(668,324)	$—

	Balance at December 31, 2015	Level 1	Level 2	Level 3
Margin accounts	$433,000	$433,000	$—	$—
Interest rate swaps	$(103,783)	$—	$(103,783)	$—
Fuel swap contracts	$(1,776,975)	$—	$(1,776,975)	$—

The estimated fair values of the Company’s interest rate swap instruments, forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.

Note 6. Related Party Transactions

	December 31, 2015	Activity	September 30, 2016
			(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables)	$1,254,985	(150,811)	$1,104,174

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$4,325,000	—	$4,325,000
Interest payable in-kind - 2011 Founders Note (i)	553,919	(265,284)	288,635
Promissory Note	4,000,000	(2,000,000)	2,000,000
Loan payable – BVH shareholder (STST)(ii)	4,442,500	1,522,500	5,965,000
Total current related party debt	$13,321,419	$(742,784)	$12,578,635

(i)    Paid in cash
(ii) ST Shipping and Transport Pte. Ltd. ("STST")

 In November 2014, the Company entered into a $5,000,000 Promissory Note (the “Note”) with Bulk Invest, Ltd., a company controlled by the Founders. The Note is payable on demand. Interest on the Note is 5%. The Company repaid $1,000,000 of the Note on May 22, 2015 and $2,000,000 of the Note on January 4, 2016.

BVH entered into an agreement for the construction of two new ultramax newbuildings in 2013. Shareholder loans totaling $5,965,000 and $4,442,500 at September 30, 2016 and December 31, 2015, respectively, were provided in order to make deposits on these contracts. The loans are payable on demand and do not bear interest.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The balance of the 2011 Founders Note was $4,325,000 at September 30, 2016 and December 31, 2015.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels and the two vessels operating under bareboat charters. During the nine-month periods ended September 30, 2016 and 2015, the Company incurred technical management fees of approximately $1,411,000 and $1,820,000, respectively under this arrangement. These fees are included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at September 30, 2016 and December 31, 2015 were approximately $1,104,000 and $1,255,000, respectively.

Note 7. Commitments and Contingencies

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

Vessel Acquisition and Sale-Leaseback

In December 2013, the Company, through a 50% owned joint venture, entered into shipbuilding contracts for the construction of two ultramax vessels for $28,950,000 each. At September 30, 2016 and December 31, 2015, the Company had $11,580,000 on deposit with the shipyard for these newbuildings. The fourth installments of 10% are due and payable upon launching of the vessels and the balance is due upon delivery of the vessels. The total remaining purchase obligations under the shipbuilding contracts are $5,790,000 in 2016 and $40,530,000 in early 2017.

On October 27, 2016, the Company entered into a sale-leaseback financing agreement for one of the two ultramax vessels under construction. The selling price of the vessel to the new owner (lessor) is $21,000,000. The lease back will be recorded as a capital lease based on the transfer of ownership of the vessel to the Company at the end of the seven year lease term. The Company (seller-lessee) intends to recognize a loss equal to the difference between the vessel's undepreciated cost and its fair value at the time of sale, which is expected to be January 2017.

    The Company expects to finance the final payment for the second vessel with a commercial facility or sale charter-back.

Long-term Contracts Accounted for as Operating Leases

As discussed in Note 3, the Company entered into bareboat charter contracts with the owner of two ultramax vessels. The charters are recorded as operating leases and as such, the minimum rental payments are being recognized on a straight-line basis over the lease term. Profit sharing is excluded from minimum rental payments and recognized as incurred.

The Company leases office space for its Copenhagen operations. The lease can be terminated with six months prior notice after June 30, 2018.

Obligations under Operating Leases:

Years ending September 30,
2017	558,202
2018	558,202
2019	413,635
2020	365,446
2021	286,349
2,181,834

Long-term COA Amendment

On February 8, 2016, the counterparty to a long-term contract of affreightment (“COA”), a major aluminum producer, filed for Chapter 11 bankruptcy protection. On May 6, 2016, the Company agreed to amend the terms of its COA, effective for cargo voyages commencing on or after May 1, 2016. The Company has continued to provide freight services to the customer post bankruptcy petition. The amended terms include, among other things, a lower fixed cargo freight rate for the balance of calendar year 2016, a freight escalation clause based on changes in the worldwide price of aluminum for years after 2016, adjustment of the freight rate by utilization of a fuel escalation clause and settlement of pre-petition receivables outstanding for voyages prior to the Chapter 11 filing. The lower freight rates under the revised contract will negatively impact the revenue Pangaea expected to generate from by a total of approximately $4.2 million for 2016. Since the bankruptcy filing, the customer has retained operations connected with the freight services we provide. On October 21, 2016, the customer obtained court approval to sell this segment of their operations and selected a buyer. The Company sees this as a positive development; however, there is no guarantee the purchaser will honor the COA in its current form or at all. If the COA is not honored, the Company would have additional capacity on two of its owned vessels. If we were unable to find suitable employment for these vessels at rates that support their carrying amounts, a loss on impairment would result and the Company may consider selling or scrapping the vessels.

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

Voyage Revenue. Voyage revenue is derived from voyage charters which involve the carriage of cargo from load port to discharge port and revenue is earned on the quantity carried.

Charter Revenue. Charter revenue is earned when the Company lets a vessel it owns or operates to a charterer for a specified period of time.

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

Overview

The seaborne drybulk transportation industry is cyclical and volatile. Demand for drybulk tonnage remains weak, rates declined to new historic lows during the first quarter and asset values for modern tonnage remained depressed due to these factors and to the over-supply of drybulk carriers. The decline in and volatility of charter and freight rates has been due to various factors, including lower crude oil prices, falling demand from China, a strong U.S. Dollar and the associated weakening of other world currencies, and to the deflationary cycle being experienced in many commodities such as iron ore, coal and agricultural products. Concurrently, with these factors, vessel supply continues to increase. The falling rate environment highlights the differentiation of our business model. Since reduced rates mean reduced fronthaul margins, our strategy to charter in vessels to serve only contracted business means we limited our carried volume of chartered-in vessels, which shielded us from losses that may have been incurred under a long-term charter-in strategy.

3rd Quarter Highlights

•	Net income of $6.1 million for the third quarter, during a continued weak drybulk market.

•	Income from operations of $7.8 million reflecting lower voyage, charter hire and vessel operating expenses as compared to the same period of 2015.

•	Cash flow from operations was $18.3 million for the nine months ended September 30, 2016.

•	At the end of the quarter, Pangaea had $28.2 million in unrestricted cash and cash equivalents.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the three months ended September 30, 2016 was $70.8 million, compared to $71.2 million for the same period in 2015. The total number of shipping days increased 15% to 3,971 in the three months ended September 30, 2016, compared to 3,443 for the same period in 2015. The average TCE rate was $10,480 per day for the three months ended September 30, 2016, compared to $11,849 per day for same period in 2015. The decrease is predominantly due to ongoing weakness in the dry bulk market and to the decrease in the rate earned on one of the Company's contracts of affreightment ("COAs").

Components of revenue are as follows:

Voyage revenues for the three months ended September 30, 2016 increased by 2% to $66.0 million compared to $64.6 million for the same period in 2015. The increase in voyage revenues was predominantly driven by the 19% increase in the number of voyage days, which were 3,364 in the third quarter of 2016 as compared to 2,824 in the third quarter of 2015. Total revenues were hampered by the ongoing weakness in dry bulk market rates as evidenced by the decline in TCE rates as noted above.

Charter revenues decreased to $4.8 million from $6.6 million, or 27%, for the three months ended September 30, 2016 compared to the same period in 2015. The decrease in charter revenues was due to the ongoing weak market and to the strategy employed by the Company to minimize excess capacity by chartering in vessels only to meet existing contracts. This strategy does not leave any excess tonnage available to be chartered to other operators. Time charter days were 607 in the third quarter of 2016 versus 619 in the third quarter of 2015.

Voyage Expenses

Voyage expenses for the three months ended September 30, 2016 were $29.2 million, compared to $30.4 million for the same period in 2015, a decrease of approximately 4%. The decrease in voyage expense was primarily due to a decrease of $4.5 million in cargo relet expense. This was offset by a $0.4 million decrease in gain on bunker redeliveries and an increase in port expenses of $3.1 million.

Cargo relet expense, which is incurred when the Company hires another owner or operator to perform its obligations under a spot contract, was approximately $4.5 million in the three months ended September 30, 2015, however the Company did not relet any cargoes in the third quarter of 2016 because the arbitrage opportunities did not exist during the period. The increase in port expenses reflects the fact that the number of voyages increased and therefore, the number of port calls have increased.

Charter Hire Expenses

Charter hire expenses for the three months ended September 30, 2016 were $19.7 million, compared to $20.6 million for the same period in 2015. The number of chartered in days increased 12% from 2,277 days in the three months ended September 30, 2015 to 2,548 days for the three months ended September 30, 2016 while the weak market pushed average charter hire rates down 15% for the three months ended September 30, 2016 as compared to the same period of 2015. The Company has continued to operate under its successful strategy of chartering in only for committed contracts. However, modest increases in TCE rates and demand in the third quarter resulted in a 19% increase in voyage revenue days in 2016, many of which are performed on chartered-in ships.

Vessel Operating Expenses

Vessel operating expenses for the three months ended September 30, 2016 were $7.5 million, compared to $8.5 million in the comparable period in 2015, a decrease of approximately 12%. Vessel operating expenses during the three months ended September 30, 2016 include the recovery of approximately $0.6 million of costs incurred earlier in the year for repairs that were later reimbursed by the insurance carrier. In addition, drydock expenses of approximately $0.4 million were incurred in the third quarter of 2015 and the vessel sold in the third quarter of 2015 incurred approximately $0.4 million of operating expense in that period. These amounts were offset by the increase of $0.9 million incurred for the two vessels under bareboat charters in the third quarter of 2016. Vessel operating expense expressed on a per day basis decreased to $5,168 for the three months ended September 30, 2016 from $6,808 for the same period in 2015.

General and Administrative

Pangaea’s general and administrative expenses include legal and professional fees, rent, payroll and related expenses for its corporate offices. General and administrative expenses for the three months ended September 30, 2016 and 2015 were $3.2 million and $3.6 million, respectively, a decrease of approximately 12%, which is due to the reductions in legal and professional fees of approximately $0.3 million and to travel expenses, which decreased approximately $0.1 million.

Income from Operations

The Company has income from operations of $7.8 million for the three months ended September 30, 2016 as compared to $4.9 million for the three months ended September 30, 2015. Total revenue had only a modest decline of 1% from $71.2 million for the three months ended September 30, 2015 to $70.8 million for the three months ended September 30, 2016 which is due to ongoing weakness in the dry bulk shipping market and the rate reduction on a COA. However, voyage, charter hire, vessel operating and general and administrative expenses all decreased in the third quarter of 2016 as compared to the same period in 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

Total revenue for the nine months ended September 30, 2016 was $171.7 million, compared to $231.4 million for the same period in 2015. The total number of shipping days decreased 6% to 10,290 in the nine months ended September 30, 2016, compared to 10,985 for the same period in 2015. The reduction was predominantly in the first quarter of 2016, when the Baltic Dry Index (“BDI”), a measure of dry bulk market performance, was at historic lows. The average TCE rate was $9,451 per day for the nine months ended September 30, 2016, compared to $11,612 per day for same period in 2015. This is predominantly due to the decline in the overall dry bulk market and to a decrease in the rate earned on one of the Company's COAs for much of 2016.

Components of revenue are as follows:

Voyage revenues for the nine months ended September 30, 2016 decreased by 25% to $161.5 million compared to $216.1 million for the same period in 2015. The decrease in voyage revenues was primarily driven by the sharp decline in market rates from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 and to the decrease in the rate earned on a COA employing three vessels on a continuous basis. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, was at its historic low in the first quarter of 2016, rose only slightly in the second quarter and made modest gains in the third quarter.

Charter revenues decreased to $10.2 million from $15.3 million, or 34%, for the nine months ended September 30, 2016 compared to the same period in 2015. The decrease in charter revenues was due to the continued weakness in the dry bulk market and to the decrease in the number of time charter days, which were 1,530 in the nine months ended September 30, 2016 versus 1,659 in the first half of 2015. During a down market, the Company limits its use of non-owned vessels to meet existing contractual obligations. This strategy does not leave any excess tonnage available to be chartered to other operators.

Voyage Expenses

Voyage expenses for the nine months ended September 30, 2016 were $74.4 million, compared to $103.8 million for the same period in 2015, a decrease of approximately 28%. The decrease in voyage expenses was due the $18.0 million (36%) decrease in the aggregate cost of bunkers consumed on voyages and to the decrease of $15.1 million in cargo relet expense. These amounts were offset by a $3.6 million decrease in gain on bunker redeliveries.

The decrease in the cost of bunkers consumed predominantly reflects the decline in bunker prices, which were down an average of 13% from September 30, 2015 to September 30, 2016. Cargo relet expense, which is incurred when the Company hires another owner or operator to perform its obligations under a spot contract, was approximately $15.1 million in the nine months ended September 30, 2015; however the Company did not relet any cargoes in the three months ended September 30, 2016 because the arbitrage opportunities did not exist during the period.

Charter Hire Expenses

Charter hire expenses for the nine months ended September 30, 2016 were $43.2 million, compared to $60.5 million for the same period in 2015. The number of chartered in days decreased 10% from 7,252 days in the nine months ended September 30, 2015 to 6,546 days for the nine months ended September 30, 2016 while the weak market pushed average daily charter hire rates down 21% for the nine months ended September 30, 2016 as compared to the same period of 2015. The Company has continued to operate under its successful strategy of chartering in only for committed contracts, limiting its exposure while market conditions remain depressed.

Vessel Operating Expenses

Vessel operating expenses for the nine months ended September 30, 2016 were $22.3 million, compared to $23.4 million in the comparable period in 2015. Vessel operating expense expressed on a per day basis were $5,581 for the nine months ended September 30, 2016 as compared to $6,225 for the same period in 2015. Vessel operating expenses were lower in the nine months ended September 30, 2016 due to the fact that two vessels sold in the nine months ended 2015 incurred approximately $2.0 million of expenses in that period. These reductions were offset by the increase of $0.9 million incurred for the two vessels under bareboat charters in the third quarter of 2016.

General and Administrative

Pangaea’s general and administrative expenses include legal and professional fees, rent, payroll and related expenses for its corporate offices. General and administrative expenses for the nine months ended September 30, 2016 and 2015 were $9.2 million and $11.8 million, respectively, a decrease of approximately 23% which is due to the reductions in accrued bonus compensation of $0.9 million, legal fees of $0.4 million, director fees of $0.1 million, professional fees of $0.5 million, travel and related expenses of $0.2 million, office expenses of $0.2 million and miscellaneous expenses of $0.3 million. The accrued bonus is tied to results and all other reductions are due to the efforts made by the Company to lower its overhead.

Depreciation and Amortization

The increase in depreciation and amortization from $9.5 million in the nine months ended September 30, 2015 to $10.6 million in the nine months ended September 30, 2016 is due to the acquisition of new vessels in the first quarters of both 2016 and 2015. Depreciation expense on new vessels is significantly higher than that of second-hand vessels purchased opportunistically at lower market prices.

Income from Operations

The Company has income from operations of $12.0 million for the nine months ended September 30, 2016 as compared to $21.8 million for the nine months ended September 30, 2015. Total revenue declined 26% from $231.4 million for the nine months ended September 30, 2015 to $171.7 million for the nine months ended September 30, 2016 as a result of continued weakness in the dry bulk shipping market. The BDI began its descent in the second quarter of 2015 and continued to drop to new historical lows into the first quarter of 2016 before improving modestly in the second and third quarters. In addition, voyage, charter hire and general and administrative expenses decreased 28%, 29% and 23%, respectively, in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

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

The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include the Company’s estimate of future TCE rates based on current rates under existing charters and contracts. When existing contracts expire, the Company uses an estimated TCE based on actual results and extends these rates out to the end of the vessel’s useful life. TCE rates can be highly volatile, may affect the fair value of the Company’s vessels and may have a significant impact on the Company’s ability to recover the carrying amount of its fleet. Accordingly, the volatility is contemplated in the undiscounted projected net operating cash flow by using a sensitivity analysis based on percent changes in the TCE rates. The Company prepares a series of scenarios in an attempt to capture the range of possible trends and outcomes. For example, in the event that TCE rates over the estimated useful lives of the entire fleet are 10% lower than expected, the impact on the total undiscounted projected net operating cash flow would be a decrease of 14%. Projected net operating cash flows are net of brokerage and address commissions and assume no revenue on scheduled offhire days. The Company uses the current vessel operating expense budget, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows. If these projected cash flows do not exceed the carrying value of the asset group, an impairment charge would be recognized.

At September 30, 2016 and December 31, 2015, the Company identified a potential impairment indicator by reference to estimated market values of its vessel groups. As a result, the Company evaluated each group for impairment by estimating the total undiscounted cash flows expected to result from the use of the group and its eventual disposal.

At September 30, 2016, the estimated undiscounted future cash flows were determined to be higher than the carrying amount of each group. Therefore, the Company did not recognize any loss on impairment. At December 31, 2105, the carrying amount of the m/v Nordic Barents and m/v Nordic Bothnia were determined to be higher than their estimated undiscounted future cash flows because estimated TCE rates anticipated in the analysis have declined. The decrease in TCE rates is due to the fact that these vessels are older and are not preferable in a weakening market where there is an oversupply of newer tonnage. As a result, a loss on impairment of these vessels totaling approximately $5.4 million is included in the consolidated statements of operations for the year ended December 31, 2015.

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

At September 30, 2016 and December 31, 2015, the Company has working capital deficits of $2.4 million and $2.8 million, respectively, due primarily to loans and dividends payable to the Founders and their affiliated entities. These liabilities will only be paid when cash flow is sufficiently in excess of normal operating requirements.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $18.3 million and $17.4 million in the nine months ended September 30, 2016 and 2015, respectively; $26.0 million in 2015 and $19.7 million in 2014; its excess of cash on hand over the current portion of secured long-term debt, which was $10.2 million at September 30, 2016, $18.0 million and $12.0 million at December 31, 2015 and 2014, respectively; and its ability to procure long-term fixed contract employment (COAs) with new and longstanding customers. In addition, the Company has demonstrated its unique ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments. For more information on the results of operations, see ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

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

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Funding expenses associated with meeting these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at September 30, 2016 or December 31, 2015.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The international shipping industry is capital intensive, requiring significant amounts of investment provided in the form of long-term debt. Certain of the Company’s outstanding debt contain floating interest rates that fluctuate with changes in the financial markets and in particular changes in LIBOR. Increasing interest rates could increase the Company’s interest expense and adversely impact its future earnings. In the past, the Company has managed this risk by entering into interest rate swap agreements in which the Company exchanged fixed and variable interest rates based on agreed upon notional amounts. The Company has used such derivative financial instruments as risk management tools and not for speculative or trading purposes. As of December 31, 2015, the Company was a party to one interest rate swap agreement, which had an approximate fair value of $0.1 million (liability). The Company’s net effective exposure to floating interest rate fluctuations on its outstanding debt was $136.3 million and $122.8 million, respectively, at September 30, 2016 and December 31, 2015.

The Company’s interest expense is affected by changes in the general level of interest rates, particularly LIBOR. As an indication of the extent of the Company’s sensitivity to interest rate changes, an increase in LIBOR of 1% would have decreased the Company’s net income and cash flows during the nine months ended September 30, 2016 and 2015 by approximately $0.9 million and $0.6 million, respectively, based on the debt levels at the beginning of each period. The Company expects its sensitivity to interest rate changes to increase in the future if the Company enters into additional debt agreements in connection with its acquisition of additional vessels.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. There were no open FFAs at September 30, 2016 or December 31, 2015.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at September 30, 2016 and December 31, 2015 are liabilities of approximately $668,000 and (1,777,000), which are included in other current liabilities on the consolidated balance sheets.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the nine months ended September 30, 2016.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2016.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony Laura
Anthony Laura
Chief Financial Officer
(Principal Financial and Accounting Officer)