Form 10-K
period 2016-12-31
Pangaea Logistics Solutions Ltd.
filed 2017-03-23
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates at June 30, 2016 was approximately $7,265,143 based on the Nasdaq closing price for such shares on that date. The registrant has no non-voting common equity.

As of March 22, 2017, there were 36,659,015 shares of Common Shares, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: See Item 15.

PANGAEA LOGISTICS SOLUTIONS, LTD.
FORM 10-K

 In this Annual Report on Form 10-K (this “Form 10-K”), references to “the Company,” “we,” “us” and “our” refer to Pangaea Logistics Solutions Ltd and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K pertaining to our operations, cash flows and financial position, including, in particular, the likelihood of our success in developing and expanding our business, include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “forecasts,” “may,” “should” and similar expressions are forward-looking statements.

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

You should not place undue reliance on forward-looking statements contained in this Annual Report on Form 10-K, because they are statements about events that are not certain to occur as described or at all. All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this prospectus. These forward-looking statements are not guarantees of our future performance, and actual results and future developments may vary materially from those projected in the forward-looking statements.

Except to the extent required by applicable law or regulation, we undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

PART I.

ITEM 1. BUSINESS

Introduction

Pangaea Logistics Solutions Ltd. and its subsidiaries (collectively, “Pangaea” or the “Company”) is a provider of seaborne drybulk transportation services. Pangaea utilizes its logistics expertise to service a broad base of industrial customers who require the transportation of a wide variety of drybulk cargoes, including grains, coal, iron ore, pig iron, hot briquetted iron, bauxite, alumina, cement clinker, dolomite and limestone. The Company addresses the transportation needs of its customers by undertaking a comprehensive set of services and activities, including cargo loading, cargo discharge, vessel chartering, voyage planning, and technical vessel management. In 2016, the Company participated in the development and expansion of a major port on the United States' east coast and has delivered approximately 1.1 million tons of construction material to the port since entering the contract.

Business

The Company utilizes its logistics expertise to service a broad base of industrial customers who require the transportation of a wide variety of drybulk cargoes, including grains, pig iron, hot briquetted iron, bauxite, alumina, cement clinker, dolomite and limestone. The Company derives substantially all of its revenue from contracts of affreightment, also known as COAs, voyage charters, and time charters. In particular, the Company has historically focused on fixing cargo for transportation on backhaul routes. Backhaul routes or ballast legs, position vessels for cargo discharge in loading areas. Backhaul routes allow us to reduce ballast days and instead earn revenues at times and on routes that are typically traveled without paying cargo.

COAs are contracts to transport multiple shipments of cargo during the term of the contract between specified load and discharge ports, at a fixed or variable price per metric ton of cargo. Voyage revenues represent revenues earned by the Company, principally from providing transportation services under voyage charters. A voyage charter involves the carriage of a specific amount and type of cargo on a load port to discharge port basis, subject to various cargo handling terms. Charter revenues relate to a time charter arrangement under which the Company is paid to provide transportation services on a per day basis for a specified period of time. A majority of the Company’s revenue is from COAs and voyage charters, as our focus is on providing transportation services for our customers. The Company’s COAs typically extend for a period of one to five years, although some extend for longer periods. A time charter may vary from a single trip to longer-term charters, whenever we determine such use to be in our commercial interest. The length of a voyage depends on the number of load and discharge ports, the time spent in such ports and the distance between the ports. Revenues from time charters are earned and recognized on a straight-line basis over the term of the charter, as the vessel operates under the charter. Revenue is not earned when vessels are offhire.

The Company uses a mix of owned and chartered-in motor vessels ("m/v") to transport approximately 20 million tons of cargo to more than 200 ports around the world, averaging approximately 40 vessels in service daily during 2016. The majority of our fleet is chartered-in on short-term charters of less than 9 months. The Company believes that these shorter-term charters afford us more flexibility to match our variable costs to our customers’ service requirements, allowing us to respond to changes in market demand and limiting our exposure to changes in prevailing charter rates. In addition to the Company’s chartered-in fleet, we currently have ownership interests in 16 dry bulk carriers and have two vessels chartered in on five-year bareboat charters. These vessels are and will be used to serve the Company’s customers’ cargo transportation needs. The Company believes that a combination of owned and chartered-in vessels helps it to more efficiently match its customer demand than it could with an entirely owned fleet or an entirely chartered-in fleet.

The Company’s Ice-Class 1A vessels are technically managed by a third-party manager with extensive expertise managing these vessel types and with ice pilotage. The technical management of the remainder of the Company’s owned fleet and the bareboat charter ships is performed in-house. The technical management for the Company’s chartered-in vessels is performed by each respective ship owner.

Active risk management is an important part of our business model. The Company believes its active risk management allows it to reduce the sensitivity of its revenues to market fluctuations and helps it to secure its long-term profitability and lower volatility of earnings. We manage our market risk by chartering in vessels for periods of less than 9 months on average and through a portfolio approach based upon owned vessels, chartered-in vessels, COAs, voyage charters, and time charters. The Company tries to identify routes and ports for efficient bunkering to minimize its fuel expense. The Company also seeks to hedge a portion of its exposure to changes in the price of marine fuels, or bunkers, through fuel swaps; and to fluctuating future freight rates through forward freight agreements. We have also entered into interest rate agreements to fix a portion of our interest rate exposure.

Business Strategy

The Company’s principal business objectives are to profitably grow its business and increase shareholder value. The Company expects to achieve these objectives through the following strategies:

•
Focus on increasing strategic COAs.  The Company intends to increase its COA business, in particular, COAs for cargo discharge in traditional loading areas, by leveraging its relationships with existing customers and attracting new customers. The Company believes that its dedication to solving its customer’s transportation problems, and its reputation and experience in carrying a wide range of cargoes and transiting less common routes and ports, increases its likelihood of securing strategic COAs.

•
Expand capacity and flexibility by increasing its owned fleet.  The Company is continually looking to acquire additional high-quality vessels suited for its business strategy, the needs of its customers and growth opportunities the Company identifies. The Company believes that its experience as a reliable and serious counterparty in the purchase and sale market for second-hand vessels positions it as a candidate for acquisition of high quality vessels. The Company currently controls (owns or has an ownership interest in) a fleet of 16 bulk carriers. This current fleet includes four Ice-Class 1A Panamax newbuildings and two Ice-Class 1C Ultramax newbuildings which were delivered between September 2014 and January 2017. The Company also controls two additional Ice-Class 1A Panamax bulk carriers, two Panamax bulk carriers, four Supramax bulk carriers, two Handymax Ice-Class 1A bulk carriers and two Supramax bulk carriers through bareboat charters.

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

Competitive Strengths

The Company believes that it possesses a number of competitive strengths in its industry, including:

•
Expertise in niche markets and routes.  The Company has developed expertise and a major presence in selected niche markets and less commoditized routes, especially the Baltic Sea in winter, the Northern Sea Route between Europe and Asia in summer, and the trade route between Jamaica and the United States, as well as selected ports, particularly in Newfoundland and Baffin Island. The Company believes that there is less competition to carry “minor,” as compared to traditional “major,” bulk cargoes, and, similarly, that there is less competition on less commoditized routes. The Company believes that its experience in carrying a wide range of cargoes and transiting less common routes and ports increases its likelihood of securing higher rates and margins than those available for more commoditized cargoes and routes. The Company believes it operates assets well suited to certain of these routes, including its Japanese built Ice-Class 1A Panamax and Ice-Class 1C Utramax vessels and its Korean built Ice-Class 1A Handymax vessels. The majority of its fleet is chartered in and the Company selects these vessels to match the cargo and port characteristics of their nominated voyages. The Company has experience operating in all regularly operating dry bulk loading and discharge ports globally.

•
Enhanced vessel utilization and profitability through strategic backhaul and triangulation methods.  The Company enhances vessel utilization and profitability through selecting COAs and other contracts to carry cargo on what would normally be backhaul or ballast legs. In contrast to the typical practice of incurring charter hire and bunker costs to position an empty vessel in a port or area where cargo is normally loaded, the Company instead actively works with its customers to secure cargoes for discharge in loading areas. This practice allows the Company to position vessels for loading at lower costs than it would bear if it positioned such vessels by traveling unladen or if the Company chartered in vessels in a loading area. The Company believes that this focus on backhaul cargoes permits them to benefit from ballast bonuses that are paid to position vessels for fronthaul cargoes or, alternatively, to earn a premium for delivering ships that are in position for fronthaul cargoes.

•
Strong relationships with major industrial customers.  The Company has developed strong commercial relationships with a number of major industrial customers. These customer relationships are based upon the Company’s reputation and specific history of service to these customers. The Company believes that these relationships help it generate recurring business with such customers which, in some cases, are formalized through contracts for repeat business (COAs). The Company also believes that these relationships can help create new opportunities. Although many of these relationships have extended over a period of years, there is no assurance that such relationships or business will continue in the future.

Repeat customers, measured as having shipping days in three or more years of the trailing four years, represented nearly 47% of its total shipping days for the trailing four year period ended December 31, 2016 and 59% of its total shipping days for the trailing four year period ended December 31, 2015. In addition, the Company believes that its familiarity with local regulations and market conditions at its routinely serviced ports, particularly in Newfoundland and Jamaica, provides it with a strong competitive advantage and allows it to attract new customers and secure recurring business.

•
Strong Alignment and Transparency.  The Company observes that many publicly traded shipping companies rely on service providers affiliated with senior management or dominant shareholders for fundamental activities. Beyond the operational benefits to its customers of integrated commercial and technical management, the Company believes that its shareholders are benefited by its strategy of performing many of those activities in-house. Related to these efforts to maximize alignment of interest, the Company believes that the associated transparency of ownership and authority will be attractive to current and prospective shareholders. Consistent with the foregoing, the Company’s only related party transactions with senior management are principal and interest obligations for cash loaned to the Company by management, on terms approved by the independent members of the Board of Directors.

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

•
Risk-management discipline.  The Company believes its risk management strategy allows it to reduce the sensitivity of its earnings to market changes and lower the risk of losses. The Company manages its risks primarily through short-term charter-in agreements of less than nine months, on average, through the use of forward freight agreements ("FFAs") and fuel hedges, and through modest leverage. The Company believes that shorter-term charters permit it to adjust its variable costs to match demand more rapidly than if it chartered in those vessels for longer periods. The Company may choose to manage the risks of higher rates for certain future voyages by purchasing and selling FFAs to limit the impact of changes in chartering rates. Similarly, the Company may choose to manage the risks of increasing fuel costs through bunker hedging transactions in order to limit the impact of changes in fuel prices on voyage results. Finally, the Company believes that its expected income related to COAs is sufficient to satisfy obligations related to its owned fleet.

Management

The Company’s management team consists of senior executive officers and key employees with decades of experience in the commercial, technical, management and financial areas of the logistics and shipping industries. The Company’s co-founder and Chief Executive Officer, Edward Coll, has over 37 years of experience in the drybulk shipping industry. Other members of its management team and key employees, Anthony Laura, Mark Filanowski, Claus Boggild, Mads Boye Petersen, Peter Koken, Robert Seward, Fotis Doussopoulos, and Gianni Del Signore, also have extensive experience in the shipping industry. The Company believes its management team is well respected in the drybulk sector of the shipping industry and, over the years, has developed strong commercial relationships with industrial customers and lenders. The Company believes that the experience, reputation and background of its management team will continue to be key factors in its success.

The Company provides logistics transportation services and commercially manages its fleet primarily from offices in Newport, Rhode Island, Copenhagen, Denmark and Singapore. Logistics services and commercial management include identifying cargo for transportation, voyage planning, managing relationships, identifying vessels to charter in, and operating such vessels.

The Company’s Ice-Class 1A panamax vessels are technically managed by a third-party manager with extensive expertise managing these vessel types and with ice pilotage. The technical management of the remainder of the Company’s owned and bareboat chartered fleet is performed in-house. The Company’s technical management personnel have experience in the complexities of oceangoing vessel operations, including the supervision of maintenance, repairs, improvements, drydocking and crewing. The technical management for the Company’s chartered-in vessels is performed by each respective ship owner.

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

To support its services, the Company operates a fleet of 16 owned or partially owned vessels. As of March 23, 2017, these vessels are described in the table below:

Vessel Name	Type	DWT	Year Built	Yard	Type of Employment Charter
m/v Bulk Endurance	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding	PBC(2)
m/v Bulk Destiny	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding	PBC(2)
m/v Nordic Oasis	Panamax (Ice Class 1A)	76,180	2016	Oshima Shipbuilding	NBC(1)
m/v Nordic Olympic	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding	NBC(1)
m/v Nordic Odin	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding	NBC(1)
m/v Nordic Oshima	Panamax (Ice Class 1A)	76,180	2014	Oshima Shipbuilding	NBC(1)
m/v Nordic Orion	Panamax (Ice Class 1A)	75,603	2011	Oshima Shipbuilding	NBC(1)
m/v Nordic Odyssey	Panamax (Ice Class 1A)	75,603	2010	Oshima Shipbuilding	NBC(1)
m/v Bulk Trident	Supramax	52,514	2006	Tsuneishi Heavy Industries (Cebu)	PBC(2)
m/v Bulk Newport	Supramax	52,587	2003	Shin Kurushima Toyohashi	PBC(2)
m/v Bulk Beothuk	Supramax	50,992	2002	Oshima Shipbuilding	PBC(2)
m/v Bulk Juliana	Supramax	52,510	2001	Shin Kurushima Toyohashi	PBC(2)
m/v Bulk Power	Supramax	56,940	2010	COSCO (Zhoushan) Shipyard Co., Ltd.	PBC(2)
m/v Bulk Progress	Supramax	56,943	2010	COSCO (Zhoushan) Shipyard Co., Ltd.	PBC(2)
m/v Bulk Pangaea	Panamax	70,165	1996	Sumitomo Shipbuilding	PBC(2)
m/v Bulk Patriot	Panamax	73,700	1999	Sumitomo Shipbuilding	PBC(2)
m/v Nordic Bothnia	Handymax (Ice Class 1A)	43,706	1995	Daewoo	NBC(1)
m/v Nordic Barents	Handymax (Ice Class 1A)	43,702	1995	Daewoo	NBC(1)

(1)	This vessel is time-chartered to NBC, a wholly-owned subsidiary of Nordic Bulk Holding ApS (“NBH”).

(2)	This vessel is operated by the Company's wholly-owned subsidiary, Phoenix Bulk Carriers (BVI) Ltd. (“PBC”).

The Company owns its vessels through separate wholly-owned subsidiaries and through joint venture entities with other owners, which the Company consolidates as variable interest entities in its consolidated financial statements.

The Company owns one-third of Nordic Bulk Holding Company Ltd., (“NBHC”), a corporation that was duly organized under the laws of Bermuda in October 2012. Bulk Orion Ltd. (“Bulk Orion”), Bulk Odyssey Ltd. (“Bulk Odyssey”), Bulk Nordic Oshima Ltd. (“Bulk Oshima”), Bulk Nordic Olympic Ltd. (“Bulk Olympic”), Bulk Nordic Odin Ltd. (“Bulk Odin”) and Bulk Nordic Oasis Ltd. (“Bulk Oasis”) are companies that were organized under the laws of Bermuda for the purpose of owning Ice Class 1A Panamax vessels and are all owned by NBHC. The m/v Nordic Orion (“Orion”), the m/v Nordic Odyssey (“Odyssey”), the m/v Nordic Oshima (“Oshima”), the m/v Nordic Olympic (“Olympic”), the m/v Nordic Odin (“Odin”) and the m/v Nordic Oasis (“Oasis”) are owned by these entities. All of these vessels are chartered to NBC at fixed rates and also have a profit share arrangement.

In 2016, the Company owned 50% of Nordic Bulk Ventures Holding Company Ltd., (“BVH”), a corporation that was duly organized under the laws of Bermuda. BVH was established in August 2013 for the purpose of owning Bulk Nordic Five Ltd. (“Five”) and Bulk Nordic Six Ltd. (“Six”). Five and Six are corporations that were duly organized under the laws of Bermuda in November 2013 for the purpose of owning ultramax newbuildings delivered in January 2017. The m/v Bulk Endurance ("Endurance") and the m/v Bulk Destiny (“Destiny”) are owned by these entities and are chartered to PBC at fixed rates. In January 2017, the Company purchased its joint venture partner's 50% interest in BVH, giving the Company full control of both vessels.

In addition to its owned fleet, the Company operates chartered-in Panamax, Supramax, Handymax and Handysize drybulk carriers. On average, the Company has owned or employed a fleet of approximately 35 – 50 vessels at any one time. In 2016, the Company owned interests in 14 vessels and chartered in an additional 197 for one or more voyages. In 2015, the Company owned interests in an average of 14 vessels and chartered in an additional 196 for one or more voyages. The Company generally charters in third-party vessels for periods of less than nine months and, in most cases, less than six months. Chartered-in contracts are negotiated through brokers, who are paid commission on a percentage basis. The Company believes that shorter-term charters afford it flexibility to match its variable costs to its customers’ service requirements. The Company also believes that this combination of owned and chartered-in vessels helps it to more efficiently match its customer demand than the Company could with only owned vessels or an entirely chartered-in fleet. The Company does not charter-in any vessels under speculative arrangements.

Corporate Structure

The Company is a holding company incorporated under the laws of Bermuda as an exempted company on April 29, 2014. Bulk Partners, a wholly owned subsidiary of the Company, is also a holding company that was incorporated under the laws of Bermuda as an exempted company on June 17, 2008, by three individuals who are collectively referred to as the Founders.

The Company owns its vessels through separate wholly-owned subsidiaries and through joint venture entities, incorporated in Bermuda and Denmark, which the Company consolidates as variable interest entities. Certain of its wholly-owned subsidiaries, organized in Bermuda, British Virgin Islands, Panama, and Delaware, provide it with vessel management services and administrative support.

The Company’s principal executives operate from the offices of Phoenix Bulk Carriers (US) LLC, which is located at 109 Long Wharf, Newport, Rhode Island 02840.The phone number at that address is (401) 846-7790. The Company also has offices in Copenhagen, Denmark, Athens, Greece and Singapore. The Company’s corporate website address is http://www.pangaeals.com.

As of December 31, 2016, the Company’s consolidated subsidiaries are as follows:

Company Name	Country of Organization	Proportion of Ownership Interest
Phoenix Bulk Carriers (BVI) Limited (“PBC”)	British Virgin Islands	100%	(A)
Phoenix Bulk Management Bermuda Limited	Bermuda	100%	(B)
Americas Bulk Transport (BVI) Limited	British Virgin Islands	100%	(C)
Bulk Ocean Shipping (Bermuda) Ltd.	Bermuda	100%	(D)
Phoenix Bulk Carriers (US) LLC	Delaware	100%	(E)
Allseas Logistics Bermuda Ltd.	Bermuda	100%	(F)
Bulk Patriot Ltd. (“Bulk Patriot”)	Bermuda	100%	(G)
Bulk Juliana Ltd. (“Bulk Juliana”)	Bermuda	100%	(G)
Bulk Trident Ltd. (“Bulk Trident”)	Bermuda	100%	(G)
Bulk Atlantic Ltd. (“Bulk Beothuk”)	Bermuda	100%	(G)
Nordic Bulk Barents Ltd. (“Bulk Barents”)	Bermuda	100%	(G)
Nordic Bulk Bothnia Ltd. (“Bulk Bothnia”)	Bermuda	100%	(G)
Nordic Bulk Carriers A/S (“NBC”)	Denmark	100%	(H)
Nordic Bulk Holding ApS (“NBH”)	Denmark	100%	(H)
109 Long Wharf LLC (“Long Wharf”)	Delaware	100%	(I)
Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”)	Bermuda	33%	(G)
Bulk Nordic Orion Ltd. (“Bulk Orion”)	Bermuda	33%	(G)
Bulk Nordic Oshima Ltd. (“Bulk Oshima”)	Bermuda	33%	(G)
Bulk Nordic Odin Ltd. (“Bulk Odin”)	Bermuda	33%	(G)
Bulk Nordic Olympic Ltd. (“Bulk Olympic”)	Bermuda	33%	(G)
Bulk Nordic Oasis Ltd. (“Bulk Oasis”)	Bermuda	33%	(G)
Nordic Bulk Holding Company Ltd. (“NBHC”)	Bermuda	33%	(J)
Bulk Nordic Five Ltd. (“Five”)	Bermuda	50%	(G)
Bulk Nordic Six Ltd. (“Six”)	Bermuda	50%	(G)
Nordic Bulk Ventures Holding Company Ltd. (“BVH”)	Bermuda	50%	(K)

(A)	The primary purpose of this corporation is to manage and operate ocean going vessels.

(B)	The primary purpose of this entity is to perform certain administrative management functions that have been assigned by PBC.

(C)	The primary purpose of this corporation is to provide logistics services to customers by chartering, managing and operating ships.

(D)	The primary purpose of this corporation is to manage the fuel procurement of the chartered vessels.

(E)	The primary purpose of this corporation is to act as the U.S. administrative agent for the Company.

(F)	The primary purpose of this corporation is to act as the treasury agent for the Company.

(G)	The primary purpose of these entities is owning bulk carriers. The Company owns 100% of Five and Six as of January 23, 2017.

(H)	The primary purpose of NBC is to provide logistics services to customers by chartering, managing and operating ships. NBH is the holding company of NBC.

(I)	Long Wharf is a limited liability company duly organized under the laws of Delaware for the purpose of holding real estate located in Newport, Rhode Island.

(J)	The primary purpose of this entity is to own bulk carriers through wholly-owned subsidiaries. The Company’s interest in Odyssey, Orion, Oshima, Olympic, Odin and Oasis is through its interest in NBHC.

(K)
The primary purpose of this entity is owning bulk carriers through wholly-owned subsidiaries. The Company’s interest in Five and Six is through its interest in BVH. The Company owns 100% of Five, Six and BVH as of January 23, 2017.

Crewing and Employees

Each of its vessels is crewed with 23-25 independently contracted officers and crew members and, on certain vessels, directly contracted officers. Its technical managers are responsible for locating, contracting and retaining qualified officers for its vessels. The crewing agencies handle each crew member’s training, travel and payroll, and ensure that all the crew members on its vessels have the qualifications and licenses required to comply with international regulations and shipping conventions. The Company typically has more crew members on board than are required by the country of the vessel’s flag in order to allow for the performance of routine maintenance duties.

As of March 23, 2017, the Company employed 62 shore-based personnel and had approximately 384 independently contracted seagoing personnel on its owned vessels. The shore-based personnel are employed in the United States, Athens, Copenhagen and Singapore.

Competition

The Company operates in markets that are highly competitive and based primarily on supply and demand for ocean transport of drybulk commodities. The Company competes for COAs on the basis of service, price, route history, size, age and condition of the vessel and for charters on the basis of service, price, vessel availability, size, age and condition of the vessel, as well as on its reputation as an owner and operator. The Company principally competes with owners and operators of Panamax, Supramax, Ultramax and Handymax bulk carriers.

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

Environmental and Other Regulations

Government regulation significantly affects the ownership and operation of the Company's vessels. The Company is subject to international conventions and treaties, national, state and local laws and regulations in force in the countries in which its vessels may operate or are registered. These regulations relate to safety, health and environmental protection including the storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials, and the remediation of contamination and liability for damage to natural resources. Compliance with such laws, regulations and other requirements entails significant expense, including vessel modifications and implementation of certain operating procedures.

A variety of government and private entities subject the Company’s vessels to both scheduled and unscheduled inspections. These entities include the local port authorities (such as the U.S. Coast Guard, harbor master or equivalent), classification societies, flag state administrations (countries of registry), charterers and terminal operators. Certain of these entities require them to obtain permits, certificates or approvals for the operation of its vessels. Failure to maintain necessary permits, certificates or approvals could require it to incur substantial costs or temporarily suspend the operation of one or more of its vessels.

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

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions. For example, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention's implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. The BWM Convention will enter into force on September 8, 2017.

Upon entry into force of the BWM Convention, mid-ocean ballast exchange would be mandatory for its vessels. The cost of compliance could increase for ocean carriers, and these costs may be material. The Company’s vessels would be required to be equipped with a ballast water treatment system that meets mandatory concentration limits not later than the first intermediate or renewal survey, whichever occurs first, after the anniversary date of delivery of the vessel in 2014, for vessels with ballast water capacity of 1500 – 5000 cubic meters, or after such date in 2016, for vessels with ballast water capacity of greater than 5000 cubic meters. If mid-ocean ballast exchange or ballast water treatment requirements become mandatory, the cost of compliance could increase for ocean carriers. Although the Company does not believe the costs of compliance with mandatory mid-ocean ballast exchange would be material, it is difficult to predict the overall impact of such a requirement on its operations. The cost of ballast water treatment systems is expected to be material, however, the Company's newer fleet of Ice-Class vessels were equipped with these systems when delivered.

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

The date of entry into force of the SOLAS amendments is January 1, 2017, under the tacit acceptance procedure. It will apply to new ships constructed after that date. Ships constructed before January 1, 2017 will be required to meet the relevant requirements of the Polar Code by the first intermediate or renewal survey, whichever occurs first, after January 1, 2018.
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

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs. Effective December 31, 2015, the U.S. Coast Guard adjusted the limits of OPA liability for non-tank vessels (e.g. drybulk) to the greater of $1,100 per gross ton or $939,800 (subject to periodic adjustment for inflation). These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct. The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident where the responsibility party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

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

Incidents such as the 2010 Deepwater Horizon oil spill in the Gulf of Mexico may result in additional regulatory initiatives or statutes, including the raising of liability caps under OPA (which were raised on December 31, 2015). Compliance with any new requirements of OPA may substantially impact the Company’s cost of operations or require it to incur additional expenses to comply with any new regulatory initiatives or statutes. Additional legislation or regulations applicable to the operation of its vessels that may be implemented in the future could adversely affect its business.

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

Greenhouse Gas Regulation

In July 2011, MEPC adopted two new sets of mandatory requirements to address greenhouse gas emissions from ships, which entered into force in January 2013. Currently operating ships are required to have a Ship Energy Efficiency Management Plan ("SEEMP") on board, and minimum energy efficiency levels per capacity mile, outlined in the Energy Efficiency Design Index ("EEDI"), apply to new ships. These requirements could cause the Company to incur additional compliance costs. The European Union has indicated that it intends to propose an expansion of the existing European Union emissions trading scheme to include emissions of greenhouse gases from marine vessels, and in January 2012 the European Commission launched a public consultation on possible measures to reduce greenhouse gas emissions from ships. In the United States, the EPA has issued a finding that greenhouse gases endanger the public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. Although the mobile source emissions regulations do not apply to greenhouse gas emissions from vessels, such regulation of vessels is foreseeable, and the EPA has in recent years received petitions from the California Attorney General and various environmental groups seeking such regulation. Any passage of climate control legislation or other regulatory initiatives by the IMO, European Union, the U.S. or other countries where the Company operates, or any treaty adopted at the international level to succeed the Kyoto Protocol, that restrict emissions of greenhouse gases could require the Company to make significant financial expenditures which the Company cannot predict with certainty at this time.

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

The Company expects to perform one special survey in 2017 at an aggregate total cost of approximately $0.8 million. The Company expects to perform two intermediate surveys in 2017 at an aggregate total cost of approximately $1.5 million. The Company estimates that offhire related to the surveys and related repair work is ten to twenty days, depending on the size and condition of the vessel.

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

The world’s fleet of vessels dedicated to carrying dry bulk cargoes is traditionally divided into six major categories, based on a vessel’s cargo carrying capacity. These categories are: Handysize, Supramax, Panamax, Post Panamax, Capesize and Very Large Ore Carrier. In recent years, the Ultramax bulk carrier fleet has doubled in size, but is still generally included in the Supramax category. Certain routes and geographies are less accessible to certain vessel sizes. For example, Panamax and Supramax vessels are the main dry bulk vessel types deployed in the Baltic due to draft restrictions. Similarly, the main dry bulk vessel size deployed on the Northern Sea Route (NSR) along the coast of Russia is Panamax.

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

Dry Bulk Trades Requiring Ice Class Tonnage

Ice class vessels are required to serve ports accessed by routes crossing seasonal or year-round ice-covered oceans, lakes, seas or rivers. Ice class vessels are mainly deployed in the Baltic Sea, the Northern Sea Route (NSR) and the Great Lakes/St. Lawrence Seaway. These regions have experienced strong trade growth in dry bulk cargoes, driven in particular by increased mining activities supported by strong commodity demand in Asia, decreased level of ice, and technology advancement in shipping. However, the NSR experienced a steep drop in tons of cargo transported between Asia and Europe during 2014 and 2015, as low fuel prices made the NSR less attractive. Cargo traffic to and from Russian ports is expected to increase in the coming years, mainly representing supplies and cargo for new industrial projects.

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

Risks Relating to the Company’s Industry

The cyclical and volatile nature of the seaborne drybulk transportation industry may lead to decreases in charter and freight rates, which may have an adverse effect on the Company’s revenues, earnings and profitability and its ability to comply with its loan covenants. The market experienced a strong fourth quarter due to higher commodity prices and negative fleet growth, but 2017 is projected to be weak given the overcapacity in tonnage.

The seaborne drybulk transportation industry is cyclical and volatile, and the lengthy downturn in the drybulk charter market has severely affected the entire drybulk shipping industry. There can be no assurance that drybulk charter rates will increase and rates could decline. The volatility of charter and freight rates has been due to various factors, including lower crude oil prices, slow economic growth of China, a strong U.S. Dollar and the associated weakening of other world currencies. Concurrently, with these factors, vessel supply continued to increase.

Although our operating fleet is primarily chartered-in on a short term basis and though lower charter rates result in lower charter hire costs, low charter and freight rates in the drybulk market could have an adverse effect on our vessel values and earnings on our owned fleet, and similarly, could affect our cash flows, liquidity and ability to comply with the financial covenants in our loan agreements. In addition, the decline in the drybulk carrier market has had and may continue to have additional adverse consequences for the drybulk shipping industry, including an absence of financing for vessels. Accordingly, the value of our common shares could be substantially reduced.

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

We anticipate that the future demand for our drybulk carriers and our transportation services will be dependent upon economic growth in world economies and its associated industrial production, seasonal and regional changes in demand, changes in the capacity of the global drybulk carrier fleet and the sources and supply of drybulk cargoes to be transported by sea. Although the newbuilding orderbook is currently lower than expected, demolition dropped in the second half of 2016, which may cause the capacity of the global drybulk carrier fleet to increase. Adverse economic, political, social or other developments could also have a material adverse effect on our business and operating results.

An over-supply of drybulk carrier capacity may prolong rate weakness or depress the current charter and freight rates further and, in turn, adversely affect our profitability.

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

The market values of our owned vessels may decrease, which could limit the amount of funds that we can borrow or cause us to breach certain covenants in our credit facilities and we may incur impairment or a loss if we sell vessels following a decline in their market value.

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

In addition, as vessels grow older, they generally decline in value. If the market values of our owned vessels decrease, we may not be in compliance with certain covenants in our credit facilities secured by mortgages on our drybulk vessels unless we provide additional collateral or prepay a portion of the loan to a level where we are again in compliance with our loan covenants. At various times during 2016, we were not in compliance with certain covenants contained in our debt agreements and therefore obtained waivers from the facility agents. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Borrowing Activities.”

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

At December 31, 2016 and 2015, we identified a potential impairment indicator by reference to industry-wide estimated market values of all vessels of the same size range and age. As a result, we evaluated each asset group for impairment by estimating the total undiscounted cash flows expected to result from the use of the asset group and its eventual disposal. At December 31, 2016, the estimated undiscounted future cash flows were higher than the carrying amount of the vessels in the Company's fleet and as such, no loss on impairment was recognized.

At December 31, 2015, the carrying amount of the m/v Nordic Barents and the m/v Nordic Bothnia were determined to be higher than their estimated undiscounted future cash flows due to the decline in market rates expected to be earned for the remaining estimated useful life of the vessels. As a result, a loss on impairment of approximately $5.4 million is included in the consolidated statements of operations for the year ended December 31, 2015.

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

Our operations are subject to numerous laws and regulations in the form of international conventions and treaties, national, state and local laws and national and international regulations in force in the jurisdictions in which our vessels operate or are registered, which can significantly affect the ownership cost and operation of our vessels. These requirements include, but are not limited to, European Union Regulations, the International Convention for the Prevention of Pollution from Ships of 1975, the International Maritime Organization, or IMO, International Convention for the Prevention of Marine Pollution of 1973, the IMO International Convention for the Safety of Life at Sea of 1974, the International Convention on Load Lines of 1966, the U.S. Oil Pollution Act of 1990, or OPA, the U.S. Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, the U.S. Clean Air Act, U.S. Clean Water Act, the U.S. Marine Transportation Security Act of 2002 and the International Code for Ships Operating in Polar Waters.

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

In order to comply with new ballast water treatment requirements, we may have to install expensive ballast water treatment systems and modify our vessels to accommodate such systems.

The International Convention for the Control and Management of Ships’ Ballast Water and Sediments (the “BWM Convention”), adopted by the UN International Maritime Organization in February 2004, calls for the prevention, reduction or elimination of the transfer of harmful aquatic organisms and pathogens through the control and management of ships' ballast water and sediments. The BWM Convention will enter into force on September 8, 2017. In order to comply with these living organism limits, vessel owners may have to install expensive ballast water treatment systems or make port facility disposal arrangements and modify existing vessels to accommodate those systems. To date, many of these systems are unproven and not yet certified for use by any government. Adoption of the BWM Convention standards could have an adverse material impact on our business, financial condition and results of operations depending on the available ballast water treatment systems and the extent to which existing vessels must be modified to accommodate such systems.

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

Fuel, or bunkers, is typically the largest expense in our shipping operations for our vessels. Changes in the price of fuel may adversely affect our profitability. When we operate vessels under COAs or voyage charters, we are responsible for all voyage costs, including bunkers. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Further, fuel may become much more expensive in the future, which may reduce our profitability. We continually monitor the market volatility associated with bunker prices and seek to hedge our exposure to changes in the price of marine fuels with our bunker hedging program. Increasing fuel prices resulted in mark to market adjustments of open fuel swaps in the last three quarters of 2016 and in the fourth quarter of 2015. Please see “The Company’s Management and Discussion Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risks — Fuel Swap Contracts.”

In the highly competitive international shipping industry, we may not be able to compete successfully for time-charter vessels or for vessel employment with new entrants or established companies with greater resources and, as a result, we may be unable to employ our vessels profitably or to charter-in vessels at reasonable rates.

We charter-in and employ our vessels in a highly competitive market that is capital intensive and highly fragmented. Competition arises primarily from other vessel owners and operators, some of whom have substantially greater resources than we do. Competition for seaborne transportation of drybulk cargo by sea is intense and depends on the charter or freight rate and on the location, size, age, condition and acceptability of the vessel and its operators. Due to the highly fragmented market, competitors with greater resources are able to operate larger fleets and may be able to offer lower charter or freight rates and higher quality vessels than we are able to offer. If we are unable to successfully compete with other drybulk shipping operators, we may be unable to retain customers or attract new customers, which would have an adverse impact on our results of operations.

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

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean, Indonesia, the Gulf of Guinea off the Coast of Nigeria and the Gulf of Aden off the coast of Somalia. Although the frequency of sea piracy continued to decrease during 2016, sea piracy incidents continue to occur, predominantly in Indonesia, in and around the Singapore Strait and the Gulf of Guinea. Dry bulk vessels and small tankers are particularly vulnerable to such attacks. If these piracy attacks result in regions in which our vessels are deployed being characterized as “war risk” zones by insurers, or Joint War Committee “listed areas,” premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including costs to employ onboard security guards, could increase in such circumstances. Furthermore, the obligations for charter hire payments and determination of on-hire days is unclear with respect to piracy. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, any detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

Political instability, terrorist attacks and international hostilities can affect the seaborne transportation industry, which could adversely affect our business.

We conduct most of our operations outside of the United States, and our business, results of operations, cash flows, financial condition and ability to pay dividends, if any, in the future may be adversely affected by changing economic, political and government conditions in the countries and regions where our vessels are employed or registered. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political conflicts, including the current political instability in the Middle East, Ukraine, North Africa, North Korea and other geographic countries and areas, terrorist or other attacks, war or international hostilities. Terrorist attacks and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks around the world, continues to cause uncertainty in the world's financial markets and may affect our business, operating results and financial condition. Continuing conflicts and recent developments in the Middle East,

Ukraine and North Africa, and the presence of U.S. or other armed forces in Iraq, Afghanistan and various other regions, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in many regions around the world. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

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

We expect to derive a significant part of our revenue and cash flow from a relatively small number of repeat customers. For the year ended December 31, 2016, our top two customers accounted for approximately 12% and 11% of our revenues. For the fiscal year ended December 31, 2015, one customer accounted for 13% of our revenues. If one or more of our significant customers is unable to perform under one or more charters or COAs with us and we are not able to find a replacement charter or COA, or if a customer exercises certain rights to terminate the charter or COA, we could suffer a loss of revenues that could materially adversely affect our business, financial condition, results of operations and cash available for distribution as dividends to our shareholders.

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

On February 8, 2016, the party to one of the Company’s COAs filed for Chapter 11 bankruptcy protection. The entity was subsequently acquired by a new entity that has agreed to honor the COA under its existing terms. This customer accounted for     11% of total revenue in 2016 and 13% of total revenue in 2015. The contract employs two owned vessels and one time-chartered vessel on a continuous basis and extends through 2020.

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

We enter into various contracts that are material to the operation of our business, including COAs, time charters and voyage charters under which we employ our vessels, and charter agreements under which we charter-in vessels. We also enter into loan agreements and hedging agreements, such as interest rate swap agreements, bunker swap agreements, and forward freight agreements, or FFAs. Such agreements subject us to counterparty risks. The ability and willingness of each of our counterparties to perform its obligations under a contract with us will depend on a number of factors that are beyond our control, including, among other things, general economic conditions, the condition of the drybulk shipping industry, the overall financial condition of our counterparty, prevailing prices for drybulk cargoes, rates received for specific types of vessels and voyages, and various expenses. In addition, in depressed market conditions, our customers may no longer need us to carry a cargo that is currently under contract or may be able to obtain carriage at a lower rate. If our customers fail to meet their obligations to us or attempt to renegotiate our agreements, it may be difficult to secure suitable substitute employment for the vessel, and any new charter arrangements we secure may be at lower rates or, if our counterparties fail to deliver a vessel we have agreed to charter-in, or if a counterparty otherwise fails to honor its obligations to us under a contract, we could sustain significant losses which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends to holders of our common shares in the amounts anticipated or at all and compliance with covenants in our secured loan agreements.

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

Our credit facilities, which are secured by mortgages on our vessels, impose certain operating and financial restrictions on us, mainly to ensure that the market value of the mortgaged vessel under the applicable credit facility does not fall below a certain percentage of the outstanding amount of the loan, which we refer to as the collateral maintenance or loan to value ratio. In addition, certain of our credit facilities include other financial covenants, which require us to, among other things, maintain:

•	a consolidated leverage ratio of not more than 200%;

•	a consolidated debt service coverage ratio of not less than 120%;

•
Minimum consolidated net worth of $45 million plus, with respect to any vessel purchased or leased by the Guarantor or its subsidiaries, for so long as such vessels are legally or economically owned, 25% of the purchase price or (finance) lease amount of such vessels;

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

We may undertake future financings to finance our growth. Our failure to effectively identify, purchase, develop and integrate any vessels could adversely affect our business, financial condition and results of operations. The number of employees that perform services for us and our current operating and financial systems may not be adequate as we implement our plan to expand the size of our fleet, and we may not be able to effectively hire more employees or adequately improve those systems. Finally, acquisitions may require additional equity issuances or debt issuances (with amortization payments), both of which could lower our available cash. If any such events occur, our financial condition may be adversely affected.

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

We are a “smaller reporting company,” as defined in the Securities Act of 1934, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Such exemptions may be available until our public float exceeds $75 million as of the last day of our most recently completed second fiscal quarter. Investors may find our common shares and the price of our common shares less attractive because we rely, or may rely, on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and the price of our common shares may be more volatile.

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

We are required to comply with certain provisions of Section 404 of Sarbanes-Oxley, although as a smaller reporting company, we will be exempt from certain of its requirements for so long as we remain as such. For example, Section 404 of Sarbanes-Oxley requires that we and our independent auditors report annually on the effectiveness of our internal control over financial reporting. However, as a smaller reporting company, we may take advantage of an exemption from the auditor attestation requirement. Once we are no longer a smaller reporting company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent auditors on the effectiveness of our internal control over financial reporting. Management, however, is not exempt from this requirement, and is required to, among other things, maintain and periodically evaluate our internal control over financial reporting and disclosure controls and procedures. In particular, we will need to perform system and process evaluation and testing of our internal control over financial reporting to allow us to report on the effectiveness of our internal control over financial reporting, as required.

A failure to pass inspection by classification societies could result in one or more vessels being unemployable unless and until they pass inspection, resulting in a loss of revenues from such vessels for that period and a corresponding decrease in earnings.

The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the United Nations Safety of Life at Sea Convention. Our owned fleet is currently enrolled with Bureau Veritas (BV), DNV GL Group (DNV), and Nippon Kaiji Kyokai (NK).

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

We estimate the useful life of most of our vessels to be 25 years to 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of our fleet range from 4 to 25 years, depending on the type of vessel and market conditions. The average age of our owned drybulk carriers at the time of this filing is approximately 9 years. A portion of our cash flows and income are dependent on the revenues earned by employing our vessels. If we are unable to replace the vessels in our fleet upon the expiration of their useful lives, our business, results of operations, financial condition and ability to pay dividends could be materially and adversely affected. We currently do not maintain reserves for vessel replacements. We intend to finance vessel replacements from internally generated cash flow, borrowings under our credit facilities or additional equity or debt offerings.

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

We depend on the efforts, knowledge, skill, reputations and business contacts of our Chief Executive Officer, Edward Coll, our Chief Financial Officer, Anthony Laura, our Chief Operating Officer, Mark Filanowski and other key employees including Claus Boggild, Mads Boye Petersen, Peter Koken, Robert Seward, Fotis Doussopoulos, and Gianni Del Signore. Accordingly, our success will depend on the continued service of these individuals. We do not have employment agreements with our executive officers. We may experience departures of senior executive officers and other key employees, and we cannot predict the impact that any of their departures would have on our ability to achieve our financial objectives. The loss of the services of any of them could have a material adverse effect on our business, results of operations and financial condition.

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

The Company has been a public reporting company since October 1, 2014. Prior to that, we did not have a sufficient number of accounting personnel or adequate systems to maintain an effective system of internal control over financial reporting. We and our independent registered public accounting firm identified material weaknesses during the preparation of our financial statements as of and for the year ended December 31, 2014. During 2015, we made significant improvements to our internal controls and remediated the material weaknesses in internal control over financial reporting identified in 2014. While these measures correct the material weaknesses identified, we cannot assure that there will not be other material weaknesses that we or our independent registered public accounting firm will identify. If additional material weaknesses in our internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize, and report financial information timely and accurately.

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

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market factors may materially reduce the market price of our common shares, regardless of our operating performance. The market price of our common shares, which has experienced significant price fluctuations in the past twelve months, could continue to fluctuate significantly for many reasons, including in response to the risks described herein or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability.

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

2016	High	Low
Fourth Quarter	$3.53	$2.46
Third Quarter	$2.74	$2.29
Second Quarter	$2.92	$2.25
First Quarter	$2.69	$2.12
2015	High	Low
Fourth Quarter	$3.65	$2.57
Third Quarter	$3.68	$2.72
Second Quarter	$3.77	$2.22
First Quarter	$4.70	$2.70

Holders

As of March 22, 2017, there were approximately 369 holders of record of our common shares.

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

In addition, since we are a holding company with no material assets other than the shares of our subsidiaries through which we conduct our operations, our ability to pay dividends will depend on our subsidiaries’ distributing to us their earnings and cash flows. During the year ended December 31, 2016 and December 31, 2015, we did not declare any dividends on our common shares. We cannot assure you that we will be able to pay regular quarterly dividends, and our ability to pay dividends will be subject to the limitations set forth above and in the section of this Form 10-K titled “Risk Factors.” The Company has dividends payable to related parties totaling $12.6 million at December 31, 2016.

Use of Proceeds

Not applicable

Purchases of Equity Securities by Issuer and Affiliates

Not applicable

Securities Authorized for Issuance Under Equity Compensation Plan

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plan.

 ITEM 6. SELECTED FINANCIAL DATA.

(in thousands, except shipping days data)	As of and for the years ended December 31,
	2016	2015
Selected Data from the Consolidated Statements of Operations
Voyage revenue	$222,116	$266,673
Charter revenue	15,900	20,660
Total revenue	238,016	287,333
Expenses:
Charter expense	103,647	125,635
Voyage expense	63,692	75,922
Vessel operating expenses	30,904	31,560
General and administrative	12,774	14,966
Depreciation and amortization	14,108	12,731
Loss on impairment of vessels	—	5,354
Loss (gain) on sale of vessels	—	639
Total expenses	225,125	266,807
Income from operations	12,892	20,526
Total other expense, net	(3,733)	(7,159)
Net income	9,159	13,367
Income attributable to noncontrolling interests	(1,702)	(2,091)
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$7,457	$11,276

Selected Data from the Consolidated Balance Sheets
Cash	$22,323	$37,520
Total assets	$362,194	$366,963
Total third-party debt (current and long-term)	$127,266	$148,995
Total shareholders' equity	$176,677	$165,316

Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$19,214	$26,009
Net cash used in investing activities	$(10,254)	$(64,049)
Net cash provided by financing activities	$(24,157)	$45,742
Adjusted EBITDA(1)	$27,000	$38,611

Shipping Days(2)
Voyage days	11,912	11,671
Time charter days	2,033	2,423
Total shipping days	13,945	14,094

TCE Rates ($/day)(3)	$9,636	$11,473

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

The reconciliation of income from operations to Adjusted EBITDA is as follows:

Income from operations	$12,892	$20,526
Depreciation and amortization	14,108	12,731
Loss on impairment of vessels	—	5,354
Adjusted EBITDA	$27,000	$38,611

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

Revenue Recognition. Voyage revenues represent revenues earned by the Company, principally from providing transportation services under voyage charters. A voyage charter involves the carriage of a specific amount and type of cargo on a load port to discharge port basis, subject to various cargo handling terms. Under a voyage charter, the service revenues are earned and recognized ratably over the duration of the voyage. Estimated losses under a voyage charter are provided for in full at the time such losses become probable. Demurrage, which is included in voyage revenues, represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage revenues arise. At the time demurrage revenue can be estimated, it is included in the calculation of voyage revenue and recognized ratably over the duration of the voyage to which it pertains. Voyage revenue recognized is presented net of address commissions.

Charter revenues relate to a time charter arrangement under which the Company is paid to provide transportation services on a per day basis for a specified period of time. Revenues from time charters are earned and recognized on a straight-line basis over the term of the charter, as the vessel operates under the charter. Revenue is not earned when vessels are offhire.

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

Vessels and Depreciation. Vessels are stated at cost, which includes contract price and acquisition costs. Significant betterments to vessels are capitalized; maintenance and repairs that do not improve or extend the lives of the vessels are expensed as incurred. Depreciation is provided using the straight-line method over the remaining estimated useful lives of the vessels based on cost less salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $300 per lightweight ton which was determined by reference to quoted rates and is reviewed annually. The Company estimates the useful life of its vessels to be 25 years to 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of the current fleet are 4 − 25 years. The Company does not incur depreciation expense when vessels are taken out of service for drydocking.

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

The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include the Company’s estimate of future TCE rates based on current rates under existing charters and contracts. When existing contracts expire, the Company uses an estimated TCE based on actual results and extends these rates out to the end of the vessel’s useful life. TCE rates can be highly volatile, may affect the fair value of the Company’s vessels and may have a significant impact on the Company’s ability to recover the carrying amount of its fleet. Accordingly, the volatility is contemplated in the undiscounted projected net operating cash flow by using a sensitivity analysis based on percent changes in the TCE rates. The Company prepares a series of scenarios in an attempt to capture the range of possible trends and outcomes. For example, in the event that TCE rates over the estimated useful lives of the entire fleet are 10% lower than expected, the impact on the total undiscounted projected net operating cash flow would be a decrease of 12%. Projected net operating cash flows are net of brokerage and address commissions and assume no revenue on scheduled offhire days. The Company uses the current vessel operating expense budget, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows. If these projected cash flows do not exceed the carrying value of the asset group, an impairment charge would be recognized.

At December 31, 2016 and 2015, the Company identified a potential impairment indicator by reference to industry-wide estimated market values of its vessel groups. As a result, the Company evaluated each group for impairment by estimating the total undiscounted cash flows expected to result from the use of the group and its eventual disposal.

At December 31, 2016, the estimated undiscounted future cash flows were higher than the carrying amount of the vessels in the Company's fleet and as such, no loss on impairment was recognized.

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

The table set forth below indicates the purchase price of the Company’s vessels and the carrying value of each vessel as of December 31, 2016.

(In thousands of U.S. dollars)

Vessel Name	Date Acquired	Size	Purchase Price	Carrying Value
m/v Nordic Orion	April 2012	PMX-1A	$32,363	$27,875
m/v Nordic Odyssey	April 2012	PMX-1A	32,691	27,021
m/v Nordic Oshima	September 2014	PMX-1A	33,709	31,346
m/v Nordic Odin	February 2015	PMX-1A	32,625	31,742
m/v Nordic Olympic	February 2015	PMX-1A	32,600	31,561
m/v Nordic Oasis	January 2016	PMX-1A	32,600	32,835
m/v Bulk Pangaea	December 2009	PMX	26,500	17,879
m/v Bulk Patriot	October 2011	PMX	15,350	12,392
m/v Bulk Juliana	April 2012	SMX	14,750	12,253
m/v Bulk Trident	September 2012	SMX	17,010	14,962
m/v Bulk Beothuk	February 2013	SMX	14,197	12,006
m/v Bulk Newport	September 2013	SMX	15,546	13,473
m/v Nordic Bothnia	January 2014	HMX-1A	7,640	3,517
m/v Nordic Barents	March 2014	HMX-1A	7,640	3,521
Total			$315,221	$272,383

The table set forth below indicates the total cost of the Company’s newbuildings on order. As of December 31, 2016, the Company made deposit payments of $18.4 million for the purchase of these newbuildings.

(In thousands of U.S. dollars)

Vessel Name	Date Acquired	Size	Total Purchase Price	Carrying Value
m/v Bulk Destiny	January 7, 2017	UMX-1C	28,950	—
m/v Bulk Endurance	January 7, 2017	UMX-1C	28,950	—
Total			$57,900	N/A

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

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Accounting Standards Update for Statement of Cash Flows. This update requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer be required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. Entities are required to apply the guidance retrospectively. The Company is currently evaluating the effect of adopting this new accounting guidance.

In February 2016, the FASB issued an ASU 2016-02, Accounting Standards Update for Leases. The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company does not typically enter into contracts with terms exceeding six months. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Accordingly, the Company does not expect adoption of this guidance to have a material impact on its financial statements.

In August 2014, the FASB issued ASU 2014-15, Accounting Standards Update for Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under this guidance, if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following:

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

The new standard was effective for annual periods ending after December 15, 2016. Implementation of this guidance did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued an ASU 2014-09, Accounting Standards Update for Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. While we are continuing to assess all potential impacts of the standard, we expect that revenue from vessels operating on time charter will continue to be recognized under current revenue recognition policies because the services being provided to its customers currently reflect the consideration to which the entity expects to be entitled in exchange for those services, and because these arrangements qualify as single performance obligations that meet the criteria to recognize revenue over time, as the customer is simultaneously receiving and consuming the benefits of these services. The performance obligation in a voyage charter is also the transportation service provided and also meets the criteria to recognize revenue over time. However, under the new standard, we expect revenue for these voyages to be recognized over the period between load port and discharge port in contrast to the current recognition policy to recognize revenue from discharge port to discharge port. The Company also believes that under the new standard, it will recognize an asset from certain costs incurred to fulfill contracts that have not begun to load if they meet the criteria outlined in this Update. Such assets will be amortized pro rata over the period of the contract. Neither of these changes is expected to have a material impact on the consolidated financial statements because the number of open voyages at any point in time are not a significant portion of the annual total and the difference in revenue is expected to be only a percentage of such voyage revenue. The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect adjustment to opening retained earnings in the period of initial period of adoption and we have not yet selected which transition method we will apply. In addition, we are evaluating recently issued guidance on practical expedients as part of our transition decision.

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

Overview

The seaborne drybulk transportation industry is cyclical and volatile. Demand for drybulk tonnage remains weak, rates are at the lowest point since 1985 and asset values for modern tonnage continued to decline in the first three quarters of 2016 due to the over-supply of dry bulk carriers. The decline in and volatility of charter and freight rates has been due to various factors, including lower crude oil prices, falling demand from China, a strong U.S. Dollar and the associated weakening of other world currencies and the deflationary cycle being experienced in many commodities such as iron ore, coal and agricultural products. Concurrently, with these factors, vessel supply continued to increase. However, this falling rate environment highlighted the differentiation of our business model. Reduced rates mean reduced costs to charter-in vessels and thus a lower expense base for our operations. In addition, our strategy of primarily chartering-in vessels on short term charters gives us the flexibility to reduce the number of chartered-in vessels to match our contracted business. These strategies helped shield us from excessive losses as compared to a long-term charter-in strategy.

2016 Highlights

•	Net income of $7.5 million for a year being characterized as one of the worst in dry bulk shipping history.

•
Income from operations of $12.9 million, which highlights the Company's unique ability to remain profitable during a weak market by minimizing excess vessel capacity through short-term charter-in commitments.

•	Cash flow from operations of $19.2 million.

•	Cash and cash equivalents totaling $22.3 million at December 31, 2016.

Results of Operations

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015

Revenues

Pangaea’s revenues are derived predominantly from voyage charters and time charters. Total revenue for the fiscal year ended December 31, 2016, was $238.0 million, compared to $287.3 million for the same period in 2015. The number of shipping days decreased 1.1% from 14,094 in the fiscal year ended December 31, 2015, to 13,945 for the same period in 2016. The revenue decrease was due to the continued weakness in market rates stemming from weak demand and an ongoing oversupply of drybulk tonnage. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, reached its lowest recorded level in history in February 2016, then made some improvement in the following months. However, overcapacity of tonnage continued to put downward pressure on TCE rates. The Company's average TCE rate was $9,636 per day for the year ended December 31, 2016, compared to $11,473 per day in 2015.

Components of revenue are as follows:

Voyage revenues for the fiscal year ended December 31, 2016, decreased 17% to $222.1 million from $266.7 million for the same period in 2015. The decrease in voyage revenues was driven by the weak market for drybulk transportation, predominantly in the first quarter of 2016, when voyage revenue was down 54% from the same period of 2015, and the BDI was at an all-time low.

Charter revenues decreased 23.0%, from $20.7 million for the year ended December 31, 2015, to $15.9 million for the year ended December 31, 2016. The decrease in charter revenues was driven by the 16.1% decrease in time charter days and to the decline in market rates. The number of time charter days decreased to 2,033 days for the fiscal year ended December 31, 2016, compared to 2,423 days for the same period in 2015. The Company continued to focus on limiting its exposure to decreasing rates by chartering in vessels only to meet the demands of specific COAs and voyage contracts, which reduces the days available to produce time-charter revenue but also reduces the risk that this additional capacity may result in operating losses in a turbulent market.

Voyage Expenses

Voyage expenses for the fiscal year ended December 31, 2016 were $103.6 million, compared to $125.6 million for the same period in 2015, a decrease of approximately 17.5%. The decrease in voyage expenses was due to the $10.0 million (18%) decrease in bunker fuel expenses that resulted from lower oil prices and to a $15.1 million (98%) reduction in cargo relet expense. These decreases were offset by a $2.8 million increase in port expenses.

Charter Expenses

Charter expenses paid to third party shipowners decreased to $63.7 million for the fiscal year ended December 31, 2016 from $75.9 million for the year ended December 31, 2015. The 16% decrease in charter expenses was due to lower market rates, as discussed above and to a slight decrease in the number of chartered in days.

General and Administrative Expenses

General and administrative expenses decreased $2.2 million to $12.8 million for the year ended December 31, 2016, from $15.0 million for the year ended December 31, 2015. The primary reasons for the decrease are a decrease in legal fees of $0.8 million, the reduction resulting from closing the Company's office in Brazil of approximately $0.3 million, a decrease in professional fees of $0.5 million and miscellaneous expenses of approximately $0.3 million. In addition, insurance, public company expenses travel expenses and fees paid to directors were each down approximately $0.1 million. This was offset by an increase in salary and related expenses, including employee stock compensation of approximately $0.1 million.

Depreciation and Amortization

Depreciation and amortization expense increased $1.4 million (10.8%) due to the 10.4% increase in ownership days from 4,949 in 2015 to 5,464 in 2016. These additional days are for new vessels, which were acquired for fleet operations.

Loss on Impairment

At December 31, 2016 and 2015, the Company determined that there was an impairment indicator and performed an analysis of estimated undiscounted cash flows for each of its asset groups (vessels by size, age and special classification). See “Long-lived Assets Impairment Considerations,” above, for details regarding the Company’s accounting for impairment. There were no losses on impairment of vessels in 2016.

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

Income from Operations

Income from operations was $12.9 million for the year ended December 31, 2016, compared to income from operations of $20.5 million for the fiscal year ended December 31, 2015. The 38% decrease reflects the operating margin reduction due to weakness in the market and the resulting decline in rates, as discussed above. Total revenue was down approximately $49.5 million (17%) and total expenses were down $41.7 million (16%), while vessel operating and depreciation and amortization expenses made up slightly higher percentages of total revenue due to the increase in the number of owned vessels.

Unrealized Gain (Loss) on Derivative Instruments

For the year ended December 31, 2016, unrealized gain on derivative instruments represents the increase in value of fuel swaps resulting from the increase in fuel prices after the contracts were executed. The average price per ton of bunker fuel increased by 12%, 30%, 6% and 11% in the first, second, third and fourth quarters of 2016, respectively. In 2015, the unrealized loss on derivative instruments represented the decrease in the fair value of bunker swaps. The decline in the value of fuel swaps was due to the decrease in oil prices after the contracts were executed.

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

At December 31, 2016 and 2015, the Company has working capital deficits of $9.3 million and $2.8 million, respectively. This includes dividends payable to the Founders and their affiliated entities which will only be paid when cash flow is sufficiently in excess of normal operating requirements.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $19.2 million in 2016, $26.0 million in 2015 and $19.7 million in 2014; its excess of cash and cash restricted by facility agents over the current portion of secured long-term debt and its focus on contract employment (COAs). In addition, the Company has demonstrated its ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments. For more information on the results of operations, see Part II. ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, and to capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned and controlled fleet includes: eight Panamax drybulk carriers (six of which are Ice-Class 1A); four Supramax drybulk carriers, two Handymax drybulk carriers (both of which are Ice-Class 1A); and two Ultramax drybulk carriers (both of which are Ice-Class IC), which were delivered by the shipbuilder in January 2017.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. The Company has some flexibility regarding the timing of drydocking, but the costs are unpredictable. Funding of these requirements is anticipated to be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company expects to drydock four vessels during 2017 and five vessels during 2018, at an aggregate anticipated cost of $2.8 million and $1.8 million, respectively, not including any unanticipated repairs.

The following table summarizes Pangaea’s net cash flows from operating, investing and financing activities for the fiscal years ended December 31, 2016 and 2015:

(In millions of U.S. dollars)	2016	2015
Net cash provided by operating activities	19.2	26.0
Net cash used in investing activities	(10.3)	(64.0)
Net cash provided by financing activities	(24.2)	45.7

Net Cash Provided by Operating Activities.  Net cash provided by operating activities during the year ended December 31, 2016 was $19.2 million, compared to net cash provided by operating activities of $26.0 million during the year ended December 31, 2015. The decrease is due to changes in operating assets and liabilities, predominantly bunker inventory, which increased over the period due to increasing fuel prices; advance hire, prepaid expenses and other current assets, which increased due to an insurance claim; to deferred costs relating to a new COA; an increase in the number of voyages in progress; and an increase in advance hire stemming from an increase in charter hire rates as compared to rates at December 31, 2015.

Net Cash Used in Investing Activities.  Net cash used in investing activities during the year ended December 31, 2016 was $10.3 million, compared to $64.0 million for the year ended December 31, 2015. In 2016, the Company invested $0.3 million in new vessels and $9.6 million in deposits on newbuildings. The Company invested $44.8 million in new vessels in 2015 and $27.2 million in deposits on newbuildings. This was offset by the proceeds from sales of two vessels for $8.3 million.

Net Cash (Used in) Provided by Financing Activities.  Net cash used in financing activities during the year ended December 31, 2016 was $24.2 million, compared to net cash provided by financing activities of $45.7 million for the year ended December 31, 2015. Joint venture partners provided net financing of $4.8 million in 2016 as compared to $6.9 million million in 2015, predominantly for vessel acquisition and deposits on newbuildings. During the years ended December 31, 2016 and 2015, net cash used for long-term debt was $22.4 million and net cash provided through long-term debt was $43.8 million, net of financing fees.

Borrowing Activities

 Long-term debt consists of the following:

	December 31, 2016	December 31, 2015
Bulk Pangaea Secured Note (1)	$1,040,625	$1,734,375
Bulk Patriot Secured Note (1)	1,087,500	2,312,500
Bulk Trident Secured Note (1)	5,737,500	6,375,000
Bulk Juliana Secured Note (1)	3,042,186	3,718,229
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	77,325,001	89,625,000
Bulk Atlantic Secured Note	5,350,000	6,530,000
Bulk Phoenix Secured Note (1)	6,816,685	7,649,997
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	7,097,820	10,717,370
Bulk Nordic Oasis Ltd. Loan Agreement (2)	20,000,000	21,500,000
109 Long Wharf Commercial Term Loan	1,032,067	978,210
Phoenix Bulk Carriers (US) LLC Automobile Loan	28,582	—
Phoenix Bulk Carriers (US) LLC Master Loan	236,242	—
Total	128,794,208	151,140,681
Less: current portion	(19,627,846)	(19,499,262)
Less: unamortized bank fees	(1,528,511)	(2,145,266)
Secured long-term debt	$107,637,851	$129,496,153

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

Bulk Juliana Secured Note

Initial amount of $8,112,500, entered into in April 2012, for the acquisition of the m/v Bulk Juliana. The Third Amendment defers three installments and increases the final six quarterly installments to $507,031. The final payment is due in July 19, 2018. The interest rate is fixed at 4.38%.

Bulk Phoenix Secured Note

Initial amount of $10,000,000, entered into in May 2013, for the acquisition of m/v Bulk Newport. The Third Amendment defers two quarterly installments, which are followed by one installment of $500,000, two of $700,000 and seven installments of $442,858. A balloon payment of $1,816,659 is payable on July 19, 2019. The interest rate is fixed at 5.09%.

The Third Amendment contains financial covenants that require the Company to maintain a minimum net worth and minimum liquidity, on a consolidated basis. The facility also contains a consolidated leverage ratio and a consolidated debt service coverage ratio. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of December 31, 2016, the Company was in compliance with these covenants. At December 31, 2015, the Company was granted a waiver of compliance with the consolidated debt service coverage ratio by the facility agent and was in compliance with the other covenants.

Bulk Atlantic Secured Note

Initial amount of $8,520,000, entered into on February 18, 2013, for the acquisition of m/v Bulk Beothuk. The loan requires repayment in 8 equal quarterly installments of $90,000 beginning in May 2013, 12 equal quarterly installments of $295,000 and a balloon payment of $4,170,000 due in February 2018. Interest is fixed at 6.46%.

The Bulk Atlantic Secured Note is collateralized by the vessel m/v Bulk Beothuk and is guaranteed by the Company. The agreement contains a collateral maintenance ratio clause and a minimum EBITDA to fixed charges ratio. During 2016, the Company increased the letter of credit held by the facility agent to $1.1 million in order to remain in compliance with the collateral maintenance ratio clause. As of December 31, 2016, and 2015, the Company is in compliance with these covenants.

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

The agreement requires repayment of the advances as follows:

In respect of the Odin and Olympic advances, repayment to be made in 28 equal quarterly installments of $375,000 per borrower (one of which was paid prior to the amendment by each borrower) and balloon payments of $11,233,150 due with each of the final installments in January 2022.

In respect of the Odyssey and Orion advances, repayment to be made in 20 quarterly installments of $375,000 per borrower and balloon payments of $5,677,203 due with each of the final installments in September 2020.

In respect of the Oshima advance, repayment to be made in 28 equal quarterly installments of $375,000 and a balloon payment of $11,254,295 due with the final installment in September 2021.

Interest on 50% of the advances to Odyssey and Orion is fixed at 4.24%. Interest on the remaining advances to Odyssey and Orion is floating at LIBOR plus 2.4% (3.4% at December 31, 2016). Interest on 50% of the advances to Odin and Olympic is fixed at 3.95%. Interest on the remaining advances to Odin and Olympic is floating at LIBOR plus 2.0% (3.0% at December 31, 2016). Interest on 50% of the advance to Oshima is fixed at 4.16%. Interest on the remaining advance to Oshima is floating at LIBOR plus 2.25% (3.25% at December 31, 2016).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At December 31, 2016 and 2015, the Company was in compliance with this clause.

The Bulk Nordic Oasis Ltd. - Loan Agreement -- Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment due with the final installment in March 2022. Interest on this advance is fixed at 4.30%.

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the aggregate fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of December 31, 2016 and 2015, the Company was in compliance with this covenant.

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

The facility bears interest at LIBOR plus 2.5% (3.35% at December 31, 2016). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $1,755,415 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel and a minimum value clause ("MVC"), of not less than 100% of the outstanding indebtedness. The Company was in compliance with the minimum value clause at December 31, 2016 and 2015.

109 Long Wharf Commercial Term Loan

Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00%. The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At December 31, 2016, the Company was in compliance with these covenants.

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

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,

2017	$19,627,846
2018	21,704,371
2019	16,371,749
2020	19,021,179
2021	16,618,718
Thereafter	35,450,345
$128,794,208

Covenants

With the exception of the Company’s related party loans, certain debt agreements contain financial covenants, which require it, among other things, to maintain:

•	a consolidated leverage ratio of at least 200%;

•	a consolidated debt service ratio of at least 120%;

•	a minimum consolidated net worth of $45 million; plus 25% of the purchase price or (finance) lease amount of such vessels; and

•	a consolidated minimum liquidity of not less than $15.0 million plus $1 million for each additional vessel the Company acquires.

Certain debt agreements also contain restrictive covenants, which may limit it and its subsidiaries’ ability to, among other things:

•	effect changes in management of the Company’s vessels;

•	sell or dispose of any of the Company’s assets, including its vessels;

•	declare and pay dividends;

•	incur additional indebtedness;

•	mortgage the Company’s vessels; and

•	incur and pay management fees or commissions.

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

Related Party Transactions

Amounts and notes payable to related parties consist of the following:

	December 31, 2015	Activity	December 31, 2016
Included in accounts payable and accrued expenses on the consolidated balance sheets:
Affiliated companies (trade payables)	$1,254,985	$(145,415)	$1,109,570

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$4,325,000	$—	$4,325,000
Interest payable in-kind – 2011 Founders Note (i)	553,919	(185,572)	368,347
Promissory Note	4,000,000	(2,000,000)	2,000,000
Loan payable – BVH shareholder (STST) (ii)	4,442,500	4,836,300	9,278,800
Total current related party debt	$13,321,419	$2,650,728	$15,972,147

i.	Paid in cash

ii.	ST Shipping and Transport Pte. Ltd. ("STST")

In November 2014, the Company entered into a $5 million Promissory Note (the “Note”) with Bulk Invest Ltd., a company controlled by the Founders. The Note was amended in 2015 and is payable on demand. Interest on the Note is 5%. The balance of the Note at December 31, 2016 and 2015 was $2.0 million and $4.0 million, respectively.

BVH entered into an agreement for the construction of two new ultramax newbuildings in 2013. STST has provided loans totaling of $9,278,800 used to make deposits on the contracts. The loans are payable on demand and do not bear interest.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The outstanding balance of the note was $4,325,000 at December 31, 2016 and 2015.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operation of some of the Company’s owned vessels. During the years ended December 31, 2016 and 2015, the Company incurred technical management fees of $1,963,200 and $2,262,000 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at December 31, 2016 and 2015, (including amounts due for vessel operating expenses), were $1,109,570 and $1,254,985, respectively.

Contractual Obligations

The following table sets forth the Company’s contractual obligations and their maturity dates as of December 31, 2016. Purchase obligations reflect the Company’s agreements for the construction of two Ice-Class 1C Ultramax vessels from a Japanese shipyard through BVH, a joint venture which the Company owns a 50% interest. BVH took delivery of these vessels in January 2017.

(USD in millions)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

Long-Term Debt	$128.8	19.6	$38.1	$35.6	$35.5
Purchase Obligations	$39.5	$39.5	$—	$—	$—
	$168.3	$59.1	$38.1	$35.6	$35.5

 Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition in the past two years.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016 or 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The international shipping industry is capital intensive, requiring significant amounts of investment provided in the form of long-term debt. Certain of the Company’s outstanding debt facilities are at floating interest rates that fluctuate with changes in the financial markets and in particular changes in LIBOR. Increasing interest rates could increase the Company’s interest expense and adversely impact its future earnings. The Company’s net effective exposure to floating interest rate fluctuations on its outstanding debt was $85.5 million and $122.8 million, respectively, at December 31, 2016 and 2015. As an indication of the extent of the Company’s sensitivity to interest rate changes, an increase in LIBOR of 1% would have decreased the Company’s net income and cash flows during the years ended December 31, 2016 and 2015 by approximately $1.2 million and $0.8 million, respectively. The Company expects its sensitivity to interest rate changes to increase in the future if the Company enters into additional floating rate debt agreements in connection with any acquisition of additional vessels.

The Company may manage interest rate risk by entering into interest rate swap agreements or other fixed rate arranements in which the Company exchanges fixed and variable interest rates based on agreed upon notional amounts. The Company has used such derivative financial instruments as risk management tools and not for speculative or trading purposes. The counterparties to the Company’s derivative financial instruments are major financial institutions, which helps it manage its exposure to nonperformance of its counterparties under the Company’s debt agreements. As of December 31, 2015, the Company was a party to one interest rate swap agreement which had an approximate fair value of $(0.1) million. This swap was cancelled in conjunction with the repayment of the Long Wharf Construction to Term Loan in May 2016.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, actively hedges identified economic risk related to long-term cargo contracts with forward freight agreements, or FFAs. The usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. During the years ended December 31, 2016 and 2015, the Company entered into FFAs that were not designated for hedge accounting. The aggregate fair value of these FFAs at December 31, 2016 were liabilities of approximately $21,000. There were no open positions at December 31, 2015.

Fuel Swap Contracts

The Company monitors the market volatility associated with bunker prices and its impact on long-term contracts; and seeks to reduce the risk of such volatility through a bunker hedging program. During the years ended December 31, 2016 and 2015, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at December 31, 2016 were assets of $0.3 million. The aggregate value of these fuel swaps at December 31, 2015, were liabilities of approximately $0.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer; of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Pangaea Logistics Solutions Ltd. as such term is defined in the Securities Exchange Act of 1934. Our internal control structure is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly executed and recorded. The internal control structure includes, among other things, established policies and procedures, the selection and training of qualified personnel as well as management oversight.

With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, we have concluded that Pangaea Logistics Solutions Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

Changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting include enhanced controls and control procedural documentation.

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Edward Coll	60	Chairman of the Board and Chief Executive Officer
Carl Claus Boggild	60	President and Director
Anthony Laura	64	Chief Financial Officer, Secretary and Director
Richard T. du Moulin	70	Director
Mark L. Filanowski	62	Director
Paul Hong	47	Director
Peter M. Yu	55	Director
Eric S. Rosenfeld	59	Director
David D. Sgro	40	Director

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

Mark L. Filanowski. Mr. Mark L. Filanowski serves as a director of the Company. Mr. Filanowski formed Intrepid Shipping LLC with Richard du Moulin in 2002. He started his career at Ernst & Young from 1976 to 1984. Subsequently, Mr. Filanowski spent 4 years at Armtek Corporation, where he served as Vice President and Controller. From 1989 to 2002, he served as Chief Financial Officer and Senior Vice President at Marine Transport Corporation, which he helped take private from NASDAQ. Mr. Filanowski is a Director of ETRE REIT, LLC and is a member of the American Bureau of Shipping. Previously, he has served as the Chairman of the Board at Arvak and at Shoreline Mutual (Bermuda) Ltd., an insurance company. Mr. Filanowski was formerly a Certified Public Accountant. He earned a BS from University of Connecticut and an MBA from New York University. Mr. Filanowski’s qualifications to sit on our board include his operational experience and deep knowledge of the shipping industry. On January 1, 2017, Mr. Filanowski was appointed Chief Operating Officer of the Company.

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

David D. Sgro. David D. Sgro serves as a director of the Company. Mr. Sgro served as Quartet’s chief financial officer, secretary and a member of its board of directors. He has been the Head of Research of Jamarant Capital Mgmt. since its inception in 2015. Mr. Sgro has been a Senior Managing Director of Crescendo from December 2013 to the present and has held various positions with Crescendo since May 2005. Mr. Sgro presently serves or has served on the board of directors of Trio, Primoris, Bridgewater Systems, Inc., SAExploration Holdings, Harmony Merger Corp., Imvescor Restaurant Group, Hill Intl., BSM Technologies and COM DEV International Ltd. Mr. Sgro attended Columbia Business School and prior to that, Mr. Sgro worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate. From June 2004 to August 2004, Mr. Sgro worked as an analyst at Brandes Investment Partners. Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. In 2001, he became a Chartered Financial Analyst (CFA) Charterholder. Mr. Sgro is a regular guest lecturer at the College of New Jersey and Columbia Business School.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. Messrs. Eric Rosenfeld, Richard du Moulin, Laura and Mark Filanowski serve as Class I directors, whose term expires at the Registrant’s 2018 annual meeting. Messrs. Paul Hong, Claus Boggild and David Sgro serve as Class II directors, whose term expires at the Registrant’s 2019 annual meeting and Messrs. Peter Yu and Edward Coll serve as Class III directors, whose term expires at the Registrant’s 2017 annual meeting. Messrs. Rosenfeld, Hong and Sgro were appointed to serve on the Registrant’s audit committee. Messrs. du Moulin, Rosenfeld and Yu were appointed to serve on the Registrant’s compensation committee and nominating committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2016, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

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

•
review analyses prepared by management setting forth significant financial reporting issues and judgments made in connection with the preparation of financial statements, including the effects of alternative GAAP measures and off-balance sheet structures, if any, on the Company’s financial statements; and

•
review and approve all changes in the selection or application of accounting principles other than those changes in accounting principles mandated by newly-adopted authoritative accounting pronouncements.

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

Compensation Committee Interlocks and Insider Participations

As of December 31, 2016, none of the members of our compensation committee will be, or will have at any time during the past year been, one of our officers or employees. None of our executive officers currently serves or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

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

Summary Compensation Table of the Company’s Named Executive Officers

Smaller reporting companies meet the Regulation S-K Item 402 disclosure requirements by providing the shorter disclosures required under the Securities Act of 1934, specifically, the total compensation of the Company’s named executive officer’s which consists of (i) the Company’s Chief Executive Officer, (ii) each of the Company’s next two most highly compensation executive officers, other than its Chief Executive Officer, who served as an executive officer at December 31, 2016 and whose total compensation exceeded $100,000, and (iii) two individuals for whom disclosure would have been required but who were not serving as executive officers of the Company at December 31, 2016. The following table sets forth the total compensation for the fiscal years ended December 31, 2016 and 2015:

Name and Principal Position	Year	Salary	Bonus	All Other Compensation(1)	Total
Edward Coll	2016	$250,000	$450,000	$6,000	$706,000
Chief Executive Officer	2015	$250,000	$425,000	$6,000	$681,000
(Principal Executive Officer)

Carl Claus Boggild	2016	$200,000	$100,000	$—	$300,000
President – Brazil	2015	$200,000	$200,000	$—	$400,000

Anthony Laura	2016	$200,000	$150,000	$6,000	$356,000
Chief Financial Officer	2015	$200,000	$150,000	$6,000	$356,000
(Principal Financial Officer)

(1)	All other compensation includes employer matching contribution to the 401(k) plan.

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

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2016, none of the Company’s officers, including its named executive officers held any outstanding equity or equity-based awards.

Retirement Benefits, Termination, Severance and Change in Control Payments

As of December 31, 2016, none of the Company’s officers, including its named executive officers, have any retirement benefits (other than their right to participate in the Company’s 401(k) retirement plan, as described above) or have any rights to severance payments.

Compensation of Non-Employee Directors.

During the fiscal year ending December 31, 2014, our board of directors established a compensation program for our non-employee directors. Under this progam, non-employee directors received a combination of cash compensation and restricted shares of our common stock, pursuant to the 2014 Long-Term Incentive Plan (the "2014 Plan"), as payment for services rendered as such members. Restricted shares vested at the rate of 50% after one year and the remaining 50% after two years. In 2017, the Board modified the compensation program and began issuing unrestricted shares of our common stock in combination with cash compensation. See ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - Equity Compensation Plan Information for additional information on the 2014 Plan.

The following table sets forth compensation paid to or earned by our non-employee directors during 2016:

Name (1)	Fees Earned or Paid in Cash	Stock Awards(2)	Total
Mark Filanowski	$25,000	$62,502	$87,502
Richard DuMoulin	$25,000	$62,502	$87,502
Peter Yu	$25,000	$62,502	$87,502
Paul Hong	$25,000	$62,502	$87,502
Eric Rosenfeld	$25,000	$62,502	$87,502
David Sgro	$25,000	$62,502	$87,502

(1)
Information for Messrs. Coll, Boggild and Laura, who served as a members of our board of directors in 2016, is not included in this table because they did not receive additional compensation for services rendered as members of our board of directors.

(2)
This column represents the grant date fair value of 10,000, 8,353 and 5,041 restricted shares of our common stock made to each of our non-employee directors on May 9, 2016, August 9, 2016 and November 7, 2016, respectively. The grant date fair value was determined under FASB ASC Topic 718 utilizing the assumptions contained in Note 10 of our financial statements contained herein, excluding the effect of service-based forfeitures. As of December 31, 2016 Messrs. Filanowski, Du Moulin, Rosenfeld and Sgro each were granted a total of 52,090 restricted shares of our common stock of which 19,348 have vested. Messrs. Yu and Hong entered into transfer agreements through which shares issued to them were transferred to Pangaea One Acquisition Holdings XIV, LLC.

We also reimburse our directors for reasonable and necessary out-of-pocket expenses incurred in attending Board and committee meetings or performing other services for us in their capacities as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	—	—	1,506,563
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	1,506,563

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

On August 9, 2016, the Company's shareholders approved an amendment and restatement of the 2014 Plan that was adopted by the Board on May 9, 2016. The PANGAEA LOGISTICS SOLUTIONS LTD. 2014 SHARE INCENTIVE PLAN (as amended and restated by the Board of Directors on May 9, 2016), (the "Amended Plan"), increased the aggregate number of common shares with respect to which awards may be granted under the Amended Plan, such that the total number of shares made available for grant is 3,000,000. This is a net increase of 1,500,000 new shares.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 22, 2017 by:

•each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•each of our officers and directors; and

•all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Beneficial Ownership (2)
Directors and Executive Officers:
Edward Coll (3)	7,507,077	20.52%
Carl Claus Boggild (4)	7,417,105	20.27%
Anthony Laura	2,335,382	6.38%
Richard T. du Moulin* 52 Elm Avenue Larchmont, NY 10538	52,090	0.16%
Mark L. Filanowski* 71 Arrowhead Way Darien, CT 06820-5507	57,590	0.14%
Paul Hong c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	—	—%
Eric S. Rosenfeld 777 Third Ave, 37th Floor New York, NY 10017	408,666	1.12%
David D. Sgro* 777 Third Ave, 37th Floor New York, NY 10017	133,632	0.37%
Peter Yu (4) c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	14,045,397	38.39%
All Directors and Officers as a Group	31,956,939	87.35%

Five Percent Holders:
Edward Coll	7,507,077	20.57%
Lagoa Investments (4)	7,417,105	20.32%
Anthony Laura	2,335,382	6.40%
Peter Yu (5)	14,045,397	38.39%
Pangaea One (Cayman), L.P. c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	3,297,254	9.01%
Pangaea One Parallel Fund, L.P. c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	3,081,156	8.42%
 *Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Phoenix Bulk Carriers (US) LLC, 109 Long Wharf, Newport, Rhode Island 02840.

(2)
The beneficial ownership of the common shares by the shareholders set forth in the table is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any common shares as to which the shareholder has sole or shared voting power or investment power and also any common shares that the shareholder has the right to acquire within 60 days. The percentage of beneficial ownership is calculated based on 36,590,417 outstanding common shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.

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

Director Independence

We have determined that Peter Yu, Paul Hong, Richard du Moulin, Mark Filanowski, Eric Rosenfeld and David Sgro are “independent directors” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. On January 1, 2017, Mark Filanowski was appointed Chief Operating Officer of the Company and is no longer an independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Grant Thornton LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Grant Thornton LLP for services rendered.

Audit Fees

Audit fees consist of the fees and expenses for professional services rendered in connection with the audit of the Company’s consolidated financial statements, reviews of the consolidated financial statements included in each of the Company’s Quarterly

Reports on Form 10-Q and fees for services related to the Company’s registration statements, consents, and assistance with and review of documents filed with the SEC. During the years ended December 31, 2016 and 2015, the Company incurred an aggregate of $602,721 and $573,343 in audit fees.

Audit-related fees

During the each of the years ended December 31, 2016 and 2015, the Company incurred audit-related fees of $46,800, consisting of the fees and expenses for the audit of Nordic Bulk Holding Company Ltd., a subsidiary of the Company.

Tax Fees

During the years ended December 31, 2016 and 2015, our independent registered public accounting firm did not render any tax services to us.

All Other Fees

During the years ended December 31, 2016 and 2015, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Pangaea Logistics Solutions, Ltd.
We have audited the accompanying consolidated balance sheets of Pangaea Logistics Solutions, Ltd. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pangaea Logistics Solutions, Ltd. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Boston, Massachusetts
March 22, 2017

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$22,322,949	$37,520,240
Restricted cash	6,100,000	2,003,341
Accounts receivable (net of allowance of $4,752,265 at December 31, 2016 and $5,067,194 at December 31, 2015)	20,476,797	19,617,943
Bunker inventory	13,202,937	7,490,590
Advance hire, prepaid expenses and other current assets	6,441,583	2,679,292
Total current assets	68,544,266	69,311,406

Fixed assets, net	275,265,672	255,145,807
Investment in newbuildings in-process	18,383,964	42,505,783
Total assets	$362,193,902	$366,962,996

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$23,231,179	$22,156,202
Related party debt	15,972,147	13,321,419
Deferred revenue	6,422,982	4,448,795
Current portion of long-term debt	19,627,846	19,499,262
Dividends payable	12,624,825	12,724,825
Total current liabilities	77,878,979	72,150,503

Secured long-term debt, net	107,637,851	129,496,153

Commitments and contingencies - Note 11

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no share issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized 36,590,417 and 36,503,837 shares issued and outstanding at December 31, 2016 and 2015, respectively	3,659	3,650
Additional paid-in capital	133,677,321	133,075,409
Accumulated deficit	(17,409,579)	(24,866,534)
Total Pangaea Logistics Solutions Ltd. equity	116,271,401	108,212,525
Non-controlling interests	60,405,671	57,103,815
Total stockholders' equity	176,677,072	165,316,340
Total liabilities and stockholders' equity	$362,193,902	$366,962,996

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Income

	Years ended December 31,
	2016	2015
Revenues:
Voyage revenue	$222,116,152	$266,673,105
Charter revenue	15,900,346	20,660,136
Total revenue	238,016,498	287,333,241

Expenses:
Voyage expense	103,647,127	125,634,706
Charter hire expense	63,691,892	75,922,447
Vessel operating expenses	30,904,039	31,559,662
General and administrative	12,773,781	14,966,463
Depreciation and amortization	14,107,822	12,730,872
Loss on impairment of vessels	—	5,354,023
Loss on sale of vessels	—	638,638
Total expenses	225,124,661	266,806,811

Income from operations	12,891,837	20,526,430

Other (expense) income:
Interest expense, net	(5,423,057)	(5,419,755)
Interest expense, related party	(314,925)	(435,565)
Unrealized gain (loss) on derivative instruments	2,163,484	(377,264)
Other expense	(158,528)	(926,759)
Total other expense, net	(3,733,026)	(7,159,343)

Net income	9,158,811	13,367,087
Income attributable to noncontrolling interests	(1,701,856)	(2,090,894)
Net income attributable to Pangaea Logistics Solutions Ltd.	$7,456,955	$11,276,193

Earnings per common share:
Basic	$0.21	$0.32
Diluted	$0.21	$0.32

Weighted average shares used to compute earnings per common share
Basic	35,158,917	34,784,733
Diluted	35,376,950	34,957,542

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd. Consolidated Statements of Changes in Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Pangaea Logistics Solutions Ltd. (Deficit) Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	—	$—	34,756,980	$3,476	$133,955,445	$(36,142,727)	$97,816,194	$2,531,359	$100,347,553
Recognized cost for restricted stock issued as compensation	—	—	—	—	457,068	—	457,068	—	457,068
Acquisition of noncontrolling interest	—	—	400,000	40	(1,336,970)	—	(1,336,930)	1,132,463	(204,467)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	(504,210)	(504,210)
Conversion of related party long-term debt to noncontrolling interest	—	—	—	—	—	—	—	51,853,309	51,853,309
Issuance of restricted shares	—	—	1,346,857	134	(134)	—	—	—	—
Net income	—	—	—	—	—	11,276,193	11,276,193	2,090,894	13,367,087
Balance at December 31, 2015	—	$—	36,503,837	$3,650	$133,075,409	$(24,866,534)	$108,212,525	$57,103,815	$165,316,340

Recognized cost for restricted stock issued as compensation	—	—	—	—	601,921	—	601,921	—	601,921
Issuance of restricted shares, net of forfeitures	—	—	86,580	9	(9)	—	—	—	—
Contribution from noncontrolling interest - Note 9								1,600,000	1,600,000
Net income	—	—	—	—	—	7,456,955	7,456,955	1,701,856	9,158,811
Balance at December 31, 2016	—	$—	36,590,417	$3,659	$133,677,321	$(17,409,579)	$116,271,401	$60,405,671	$176,677,072

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2016	2015
Operating activities
Net income	$9,158,811	$13,367,087
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	14,107,822	12,730,872
Amortization of deferred financing costs	662,724	745,522
Unrealized (gain) loss on derivative instruments	(2,163,484)	377,264
Loss from equity method investee	—	100,861
Provision for doubtful accounts	922,414	974,952
Loss on sales of vessels	—	638,638
Loss on impairment of vessels	—	5,354,023
Drydocking costs	(42,478)	(1,393,160)
Write off unamortized financing costs of repaid debt	—	72,968
Recognized cost for restricted stock issued as compensation	601,921	457,068
Change in operating assets and liabilities:
Restricted cash	1,503,341	(1,003,341)
Accounts receivable	(1,781,268)	6,769,321
Bunker inventory	(5,712,347)	8,111,069
Advance hire, prepaid expenses and other current assets	(3,708,549)	3,852,662
Accounts payable, accrued expenses and other current liabilities	3,690,569	(17,846,557)
Deferred revenue	1,974,187	(7,300,131)
Net cash provided by operating activities	19,213,663	26,009,118

Investing activities
Purchase of vessels	(319,433)	(44,799,563)
Proceeds from sales of vessels	—	8,265,179
Deposits on newbuildings in-process	(9,618,964)	(27,209,306)
Purchase of building and equipment	(315,918)	(55,128)
Acquisition of noncontrolling interest in consolidated subsidiary	—	(250,000)
Net cash used in investing activities	(10,254,315)	(64,048,818)

Financing activities
Proceeds of related party debt	4,836,300	6,853,336
Payments on related party debt	(2,500,497)	(1,216,250)
Proceeds from long-term debt	1,375,971	67,500,000
Payments of financing and issuance costs	(45,755)	(1,178,310)
Payments on long-term debt	(23,722,658)	(22,548,460)
Payment of line of credit	—	(3,000,000)
Common stock accrued dividends paid	(100,000)	(100,000)
Increase in restricted cash	(5,600,000)	—
Contributions from noncontrolling interests	1,600,000	—
Distributions to non-controlling interest	—	(567,883)
Net cash (used in) provided by financing activities	(24,156,639)	45,742,433

Net (decrease) increase in cash and cash equivalents	(15,197,291)	7,702,733
Cash and cash equivalents at beginning of period	37,520,240	29,817,507
Cash and cash equivalents at end of period	$22,322,949	$37,520,240

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows (continued)

	Years ended December 31,
	2016	2015
Disclosure of noncash items
Issuance of subsidiary common shares as settlement of related party debt - NOTE 8	$—	$51,853,310
Cash paid for interest	$4,659,015	$5,407,613

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

The Company is a holding company incorporated under the laws of Bermuda as an exempted company on April 29, 2014. Bulk Partners (Bermuda) Ltd. (“Bulk Partners”), is wholly owned by the Company, and which is also a holding company that was incorporated under the laws of Bermuda as an exempted company on June 17, 2008, was formed by three individuals who are collectively referred to as the Founders.

At December 31, 2016, there are 36,590,417 common shares of the Company issued and outstanding of which the Founders own approximately 47.2%.

As of December 31, 2016, the Company owned two Panamax, four Supramax and two Handymax Ice Class 1A drybulk vessels. The Company also owned one-third of a consolidated joint venture with a fleet of six Panamax Ice Class 1A drybulk vessels. The Company also owned one-half of a consolidated joint venture that took delivery of two Ultramax Ice Class 1C drybulk vessels from the shipbuilder in January 2017. The Company acquired 50% of this joint venture from its partner on January 23, 2017 making this entity a wholly-owned subsidiary.

NOTE 2 – NATURE OF ORGANIZATION

The consolidated financial statements include the operations of Pangaea Logistics Solutions Ltd. and its wholly-owned subsidiaries (collectively referred to as “the Company”), as well as other entities consolidated pursuant to Accounting Standards Codification (“ASC”) 810, Consolidation. A summary of the Company’s consolidation policy is provided in Note 3. A summary of the Company’s variable interest entities is provided at Note 4. At December 31, 2016 and 2015, entities that are consolidated pursuant to ASC 810-10 include the following wholly-owned subsidiaries:

•	Bulk Partners (Bermuda) Ltd. (“Bulk Partners”) – a corporation that was duly organized under the laws of Bermuda. The primary purpose of this corporation is a holding company.

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

•
109 Long Wharf LLC (“Long Wharf”) – a limited liability company that was duly organized under the laws of Delaware for the objective and purpose of holding real estate located in Newport, Rhode Island.

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

At December 31, 2016 and 2015, entities that are consolidated pursuant to ASC 810-10, but which are not wholly-owned, include the following:

•
Nordic Bulk Holding Company Ltd. (“NBHC”) - a corporation that was duly organized under the laws of Bermuda. NBHC was established in October 2012, for the purpose of owning Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”) and Bulk Nordic Orion Ltd. (“Bulk Orion”) and to invest in additional vessels through its wholly-owned subsidiaries. At December 31, 2016 and 2015 the Company had one-third ownership interest in NBHC, the remainder of which is owned by third-parties. The operating results of NBHC are 100% dependent on transactions with related parties and affiliates. Accordingly, the Company has consolidated NBHC for the years ended December 31, 2016 and 2015. Bulk Bulk Odyssey, Bulk Orion, Bulk Nordic Oshima Ltd. (“Bulk Oshima”), Bulk Nordic Olympic Ltd. (“Bulk Olympic”), Bulk Nordic Odin Ltd. (“Bulk Odin”) and Bulk Nordic Oasis Ltd. (“Bulk Oasis”), corporations duly organized under the laws of Bermuda between March 2012 and February 2015, are owned by NBHC. These entities were established for the purpose of owning m/v Nordic Odyssey, m/v Nordic Orion, m/v Nordic Oshima, m/v Nordic Olympic, m/v Nordic Odin and m/v Nordic Oasis, respectively.

•
Nordic Bulk Ventures Holding Company Ltd. (“BVH”) – a corporation that was duly organized under the laws of Bermuda. BVH was established in August 2013, together with a third-party, for the purpose of owning Bulk Nordic Five Ltd. (“Five”) and Bulk Nordic Six Ltd. (“Six”). Five and Six are corporations that were duly organized under the laws of Bermuda in November 2013 for the purpose of owning m/v Bulk Destiny and m/v Bulk Endurance, new ultramax newbuildings delivered in January 2017. At December 31, 2016 and 2015, the Company had a 50% ownership interest in BVH, the remainder of which was owned by a third-party until January 2017 as discussed in Note12. The operating results of BVH are 100% dependent on transactions with related parties and affiliates. Accordingly, the Company has consolidated BVH for the years ended December 31, 2016 and 2015.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Voyage revenues represent revenues earned by the Company, principally from providing transportation services under voyage charters. A voyage charter involves the carriage of a specific amount and type of cargo on a load port to discharge port basis, subject to various cargo handling terms. Under a voyage charter, the service revenues are earned and recognized ratably over the duration of the voyage. Estimated losses under a voyage charter are provided for in full at the time such losses become probable. Demurrage, which is included in voyage revenues, represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage revenues arise. At the time demurrage revenue can be estimated, it is included in the calculation of voyage revenue and recognized ratably over the duration of the voyage to which it pertains. Voyage revenue recognized is presented net of address commissions.

Charter revenues relate to a time charter arrangement under which the Company is paid to provide transportation services on a per day basis for a specified period of time. Revenues from time charters are earned and recognized on a straight-line basis over the term of the charter, as the vessel operates under the charter. Revenue is not earned when vessels are offhire.

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

Charter Expenses

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores.

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

At December 31, 2016, two customers accounted for 29% of the Company’s trade accounts receivable. At December 31, 2015, there were two customers that accounted for 59% of the Company’s trade accounts receivable.

At December 31, 2016, customers in each of the following countries accounted for at least 10% of accounts receivable; the United States (30%), Canada (20%) and the Switzerland (11%). At December 31, 2015, customers in each of the following countries accounted for at least 10% of the Company’s accounts receivable; Canada (41%) and the United States (35%).

For the year ended December 31, 2016, revenue from customers in each of the following countries accounted for at least 10% of total revenue; the United States (21%) and Canada (21%). For the year ended December 31, 2015, revenue from customers in each of the following countries accounted for at least 10% of total revenue; the United States (29%), Canada (15%) and Switzerland (13%).

For the year ended December 31, 2016 two customers accounted for 22% of total revenue. For the year ended December 31, 2015, one customer accounted for 13% of total revenue.

Cash and Cash Equivalents

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. Cash and cash equivalents by type were as follows:

	December 31,
	2016	2015
Money market accounts – cash equivalents	$6,540,489	$28,491,872
Cash (1)	15,782,460	9,028,368
Total	$22,322,949	$37,520,240
(1) Consists of cash deposits at various major banks.

Restricted Cash

Restricted cash at December 31, 2016 consists of $1.1 million held by a facility agent as required by the Bulk Atlantic Secured Note, $2.5 million held by the facility agent as required by the The Senior Secured Post-Delivery Term Loan Facility and $2.5 million held by the facility agent as required by the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. And Bulk Nordic Oshima Ltd. – Dated September 28, 2015 - Amended and Restated Loan Agreement (See Note 12). At December 31, 2015, restricted cash consists of $0.5 million held by a facility agent as required by a letter of credit on behalf of PBC as security for a performance guarantee on a contract, $0.5 million held by a facility agent as required by the Bulk Atlantic Secured Note and $1.0 million being held by a facility agent as required by the letter of credit issued as security for the appeal of a lawsuit brought by a shareholder.

Allowance for Doubtful Accounts

The Company provides a specific reserve for significant outstanding accounts that are considered potentially uncollectible in whole or in part. In addition, the Company’s policy based on experience is to establish a reserve equal to approximately 25% of accounts receivable balances that are 30-180 days past due and approximately 50% of accounts receivable balances that are 180 or more days past due, and which are not otherwise reserved. The reserve estimates are adjusted as additional information becomes available, or as payments are made. At December 31, 2016 and 2015, the Company has provided an allowance for doubtful accounts of $4,752,265 and $5,067,194 respectively, for amounts that are not expected to be fully collected. The provision for doubtful accounts was approximately $922,000 in 2016 and $975,000 in 2015. The Company wrote off approximately $1,237,000 and $157,000 during 2016 and 2015, respectively, which amounts were previously included in the allowance, because these amounts were determined to be uncollectible.

Bunker Inventory

Inventory is primarily comprised of fuel oil purchased and stored onboard a vessel. Inventory is measured at the lower of cost under the first-in, first-out method or net realizable value.

Advanced Hire, Prepaid Expenses and Other Current Assets

Advance hire represents payment to ship owners under time-charters for days subsequent to the balance sheet date. Hire is typically paid in advance for the following fifteen days, but intervals vary by time-charter contract. Prepaid expenses include advance funding to the technical manager for vessel operating expenses, lubricating oils and stores kept on board owned vessels, certain voyage expenses paid in advance and direct costs incurred to fulfill a COA. These specifically identified costs are used to satisfy the contract and are expected to be recovered over the term of the COA. Such costs are amortized on a straight-line basis and charged equally to each of the voyages under the contract. Other assets include deposits held by counterparties to various derivative instruments and the fair value of derivative instruments when it exceeds the settlement price of the instrument.

At December 31, advance hire, prepaid expenses and other current assets were comprised of the following:

	2016	2015
Advance hire	$2,232,444	$1,138,300
Prepaid expenses	1,844,522	537,192
Other current assets	2,364,617	1,003,800
Total	$6,441,583	$2,679,292

Vessels and Depreciation

Vessels are stated at cost, which includes contract price and acquisition costs. Significant improvements to vessels are capitalized; maintenance and repairs that do not improve or extend the lives of the vessels are expensed as incurred. Depreciation is provided using the straight-line method over the remaining estimated useful lives of the vessels (excluding the time a vessel in is dry dock), based on cost less salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $300 per ton, which was determined by reference to quoted rates and is reviewed annually. The Company estimates the useful life of its vessels to be 25 years to 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of the current fleet are 4 - 25 years. The Company does not incur depreciation expense when vessels are taken out of service for dry docking.

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

Long-lived Assets Impairment Considerations

The carrying values of the Company’s vessels may not represent their fair market value or the amount that could be obtained by selling the vessel at any point in time, since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of new vessels. Historically, both charter rates and vessel values tend to be cyclical. The carrying amounts of vessels held and used by the Company are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel’s carrying amount. This assessment is made at the asset group level which represents the lowest level for which identifiable cash flows are largely independent of other groups of assets. The asset groups established by the Company are defined by vessel size, age and classification. At December 31, 2016 and 2015, the Company identified a potential impairment indicator based on the estimated market value of its vessels. As a result, the Company evaluated each asset group for impairment by estimating the total undiscounted cash flows expected to result from the use of the asset group and its eventual disposal.

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

At December 31, 2016, the estimated undiscounted future cash flows were higher than the carrying amount of the vessels in the Company's fleet and as such, no loss on impairment was recognized.

At December 31, 2015, the carrying amounts of the m/v Nordic Barents and m/v Nordic Bothnia were determined to be higher than their estimated undiscounted future cash flows because estimated TCE rates anticipated in the analysis have declined. The decrease in TCE rates is due to the fact that these vessels are older and are not preferable in a weakening market where there is an oversupply of newer tonnage. As a result, a loss on impairment of these vessels totaling approximately $5.4 million, which is equal to the excess of the carrying amount of the assets over their fair value, is included in the consolidated statements of operations.

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

 In connection with the Company’s new and amended secured term loans executed in 2016, the Company incurred financing costs of approximately $46,000. In connection with the Company’s new and amended secured term loans executed in 2015, the Company incurred bank fees and financing costs of approximately $1,178,000.

Amortization of the debt issuance costs is included as a component of interest expense in the consolidated statements of income. Unamortized debt issuance costs of approximately $37,000 were written off in conjunction with the the repayment of the loan by Bulk Discovery in 2015.

The components of net debt issuance costs and bank fees, which are included in secured long-term debt on the consolidated balance sheets are as follows:

	December 31,
	2016	2015
Debt issuance costs and bank fees paid to financial institutions	$5,321,206	$5,275,238
Less: accumulated amortization	(3,792,695)	(3,129,972)
Unamortized debt issuance costs and bank fees	$1,528,511	$2,145,266

Amortization included in interest expense	$662,724	$745,522

Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	December 31,
	2016	2015
Accounts payable	$15,435,179	$14,064,870
Accrued expenses	6,955,389	5,232,864
Accrued interest	412,984	455,818
Other accrued liabilities	427,627	2,402,650
Total	$23,231,179	$22,156,202

Taxation

The Company is not subject to corporate income taxes on its profits in Bermuda because Bermuda does not impose an income tax.

NBC, a wholly-owned subsidiary of the Company, is subject to a Danish tonnage tax. NBC is not taxed on the basis of their actual income derived from their business but on an alternative income determination based on the net tons carrying capability of their fleet. As the tax is not determined based on taxable income, NBC’s tax expense of approximately $198,000 (net of prior year adjustment of $79,000) and $373,000 is included within voyage expenses in the accompanying consolidated statements of operations as of December 31, 2016 and 2015, respectively.

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

Since earnings from shipping operations of the Company are not subject to U.S. or foreign income taxation, the Company has not recorded income tax expense, deferred tax assets or liabilities for the years ending December 31, 2016 and 2015.

Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company has determined that it has no uncertain tax positions as of December 31, 2016 and 2015. Additionally, the Company accrues interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

Where required, the Company complies with income tax filings in its various jurisdictions of operations. As of December 31, 2016 and 2015, the Company is not subject to U.S. federal or foreign examinations by tax authorities for years before 2013.

Restricted Common Share Awards

Compensation cost of restricted share awards is measured using the grant date fair value of the Company's common shares, as quoted on the Nasdaq Capital Market, multiplied by the total number of shares granted. Compensation cost is amortized according to the vesting period indicated in the grant agreement. Total compensation cost recognized during the years ended December 31, 2016 and 2015 is approximately $602,000 and $457,000, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

Dividends

Dividends on common stock are recorded when declared by the Board of Directors. Refer to Note10 for a discussion regarding common stock dividends.

Earnings per Common Share

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

Segment Reporting

Operating segments are components of a business that are evaluated regularly by the chief operating decision maker ("CODM") for the purpose of assessing performance and allocating resources. Based on the information that the CODM uses, including consideration of whether discrete financial information is available for the business activities, the Company has identified multiple operating segments which have been aggregated based on considerations such as the nature of its services, customers and operations. The Company has determined that it operates under one reportable segment.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short-term maturities of these instruments. The carrying amount of a portion of the Company’s long-term debt approximates fair value due to the variable interest rates associated with the related credit facilities.

At December 31, 2016, the Company has nine fully fixed rate debt facilities and one facility of which fifty percent is fixed. At December 31, 2015, the Company had six fixed rate debt facilities. The aggregate carrying amounts and fair values of the long-term debt associated with the fixed rate borrowing arrangements are as follows:

	December 31,
	2016	2015
Carrying amount of long-term debt	$82,001,821	$28,320,101
Fair value of long-term debt	$82,224,170	$28,960,879

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

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Accounting Standards Update for Statement of Cash Flows. This update requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer be required to present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. Entities are required to apply the guidance retrospectively. The Company is currently evaluating the effect of adopting this new accounting guidance.

In February 2016, the FASB issued an ASU 2016-02, Accounting Standards Update for Leases. The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company does not typically enter into contracts with terms exceeding six months. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. Accordingly, the Company does not expect adoption of this guidance to have a material impact on its financial statements.

In August 2014, the FASB issued ASU 2014-15, Accounting Standards Update for Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under this guidance, if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following:

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

The new standard was effective for annual periods ending after December 15, 2016. Implementation of this guidance did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued an ASU 2014-09, Accounting Standards Update for Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. While we are continuing to assess all potential impacts of the standard, we expect that revenue from vessels operating on time charter will continue to be recognized under current revenue recognition policies because the services being provided to its customers currently reflect the consideration to which the entity expects to be entitled in exchange for those services, and because these arrangements qualify as single performance obligations that meet the criteria to recognize revenue over time, as the customer is simultaneously receiving and consuming the benefits of these services. The performance obligation in a voyage charter is also the transportation service provided and also meets the criteria to recognize revenue over time. However, under the new standard, we expect revenue for these voyages to be recognized over the period between load port and discharge port in contrast to the current recognition policy to recognize revenue from discharge port to discharge port. The Company also believes that under the new standard, it will recognize an asset from certain costs incurred to fulfill contracts that have not begun to load if they meet the criteria outlined in this Update. Such assets will be amortized pro rata over the period of the contract. Neither of these changes is expected to have a material impact on the consolidated financial statements because the number of open voyages at any point in time are not a significant portion of the annual total and the difference in revenue is expected to be only a percentage of such voyage revenue. The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect adjustment to opening retained earnings in the period of initial period of adoption and we have not yet selected which transition method we will apply. In addition, we are evaluating recently issued guidance on practical expedients as part of our transition decision.

NOTE 4 - VARIABLE INTEREST ENTITIES

The Company has evaluated all of its wholly and partially-owned entities, as well as entities with common ownership or other relationships, pursuant to ASC 810. A summary of the Company’s consolidation policy is provided in Note 3. The Company has concluded that Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Atlantic, Bulk Trident, Bulk Phoenix, Bulk Barents, Bulk Bothnia, NBH, Long Wharf, NBHC and BVH should be consolidated as VIEs at December 31, 2016 and 2015.

Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Atlantic, Bulk Trident, Bulk Phoenix, Bulk Barents and Bulk Bothnia are wholly-owned subsidiaries that were established for the purpose of acquiring bulk carriers. The Company has concluded that Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Atlantic, Bulk Trident, Bulk Phoenix, Bulk Barents and Bulk Bothnia are VIEs due to the existence of guarantees and cross-collateralization on their outstanding debt, which is indicative of an inability to finance the entities’ activities without additional subordinated financial support. Accordingly, the Company has consolidated these subsidiaries for the years ended December 31, 2016 and 2015. The consolidation of all of these entities increased total assets by approximately $46.2 million and increased total liabilities by approximately $46.0 million at December 31, 2016. Total shareholders’ equity increased by approximately $0.2 million. The consolidation of all of these entities increased total assets by approximately $53.0 million and increased total liabilities by approximately $54.1 million at December 31, 2015. Total shareholders’ equity decreased by approximately $1.1 million.

NBH is a wholly-owned subsidiary of the Company following the conversion of debt to equity and acquisition of the remaining outstanding shares during 2015. On June 22, 2015, N.B.V. Nordic Bulk Ventures (Cyprus) Limited ("NBV"), a wholly-owned subsidiary of the Company, acquired 24.5% of NBH for $250,000. Prior to the transaction, NBV owned 51% of NBH. This transaction follows the conversion of $4.0 million of intercompany debt held by NBV to additional share capital of NBC. On October 13, 2015, NBV acquired the remaining 24.5% of NBH in exchange for 400,000 shares of the Company. Prior to these transactions, NBC was a wholly-owned subsidiary of NBH. Following these transactions, the Company owns 100% of NBH and NBC. The Company determined that NBH is a VIE due to the fact that NBH’s total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support. Furthermore, the Company determined that it is NBH’s primary beneficiary, as it has a controlling financial interest in NBH, and has the power to direct the activities of the entity. Accordingly, the Company has consolidated NBH for the years ended December 31, 2016 and 2015. The consolidation of NBH increased total assets by approximately $5.5 million and $6.1 million and increased total liabilities by approximately $5.1 million and $7.6 million at December 31, 2016 and 2015, respectively. Total shareholders’ equity increased by approximately $0.5 million at December 31, 2016 and decreased by approximately $1.5 million at December 31, 2015.

Long Wharf was established in 2009 for the purpose of buying a new office building. Ownership of Long Wharf was transferred to the Company on October 1, 2014. The Company determined that Long Wharf is a VIE as Long Wharf’s total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support. The Company determined that the entities/individuals that had a variable interest in Long Wharf prior to the transfer were also related parties, and that none of those entities individually met the criteria to be the primary beneficiary, as none had the obligation to absorb the entity’s losses; therefore, since the Company represented the party within the related party group that was most closely associated with the VIE, the Company concluded it was the primary beneficiary. Accordingly, the Company has consolidated Long Wharf for the years ended December 31, 2016 and 2015. The consolidation of Long Wharf increased total assets by approximately $0.7 million and $0.8 million and increased total liabilities by approximately $1.0 million and $1.2 million at December 31, 2016 and 2015, respectively. Total shareholders’ equity decreased by approximately $0.4 million and $0.3 million at December 31, 2016 and 2015, respectively.

NBHC was established in March 2012, for the purpose of acquiring the m/v Nordic Odyssey, the m/v Nordic Orion and to invest in additional vessels, all through wholly-owned subsidiaries. Each of the ship owning companies owned by NBHC entered into a Head Charterparty Agreement to charter the owned vessel to ST Shipping and Transport Ltd. (“STST”), which in turn, entered into a Sub-Charterparty Agreement with NBC under a five year, fixed price, time charter arrangement. The Company determined that NBHC is a VIE and that it is the primary beneficiary of NBHC, as it has the power to direct its activities as a result of these time charter arrangements. Accordingly, the Company has consolidated NBHC for the years ended December 31, 2016 and 2015. The consolidation of NBHC increased total assets by approximately $161.3 million and $171.0 million and increased total liabilities by approximately $98.1 million and $112.0 million at December 31, 2016 and 2015, respectively. Total shareholders’ equity increased by approximately $2.8 million and $1.9 million at December 31, 2016 and 2015. Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of NBHC are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to NBHC amounts to approximately $60.4 million and $57.1 million at December 31, 2016 and 2015.

BVH was established in August 2013, together with a third-party, for the purpose of owning Five and Six. Five and Six were established for the purpose of owning new ultramax newbuildings to be delivered in 2017. The Company determined that BVH is a VIE and is the primary beneficiary of BVH, as it has the power to direct its activities. Accordingly, the Company has consolidated BVH and its wholly-owned subsidiaries for the years ended December 31, 2016 and 2015. The consolidation of BVH increased total assets by approximately $9.5 million and $4.4 million and increased total liabilities by approximately $9.6 million and $4.5 million at December 31, 2016 and 2015, respectively. Total shareholders’ equity decreased by approximately $47,000 and $33,000 at December 31, 2016 and 2015, respectively. Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of BVH are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to BVH amounts to accumulated deficits of approximately $42,000 and $28,000 at December 31, 2016 and 2015, respectively. The Company acquired the remaining 50% of BVH from its joint venture partner in January 2017.

NOTE 5 - FIXED ASSETS

At December 31, fixed assets consisted of the following:

	2016	2015
Vessels and vessel upgrades	$313,102,479	$279,042,265
Capitalized dry docking	7,142,445	7,238,119
	320,244,924	286,280,384
Accumulated depreciation and amortization	(47,862,126)	(33,963,405)
Vessels, vessel upgrades and capitalized dry docking, net	272,382,798	252,316,979

Land and building	2,541,085	2,541,085
Internal use software	268,313	268,313
Computers and equipment	1,250,096	934,178
	4,059,494	3,743,576
Accumulated depreciation	(1,176,620)	(914,748)
Other fixed assets, net	2,882,874	2,828,828

Total fixed assets, net	$275,265,672	$255,145,807

The net carrying value of the Company’s fleet consists of the following:

	December 31,
Vessel	2016	2015
m/v BULK PANGAEA	$17,879,380	$19,555,658
m/v BULK PATRIOT	12,391,724	13,732,984
m/v BULK JULIANA	12,252,733	13,096,232
m/v NORDIC ODYSSEY	27,021,211	28,537,024
m/v NORDIC ORION	27,874,584	29,242,572
m/v BULK TRIDENT	14,962,163	15,696,689
m/v BULK BEOTHUK	12,006,270	12,653,475
m/v BULK NEWPORT	13,473,429	14,109,300
m/v NORDIC BOTHNIA	3,517,151	3,700,000
m/v NORDIC BARENTS	3,520,616	3,700,000
m/v NORDIC OSHIMA	31,346,414	32,540,468
m/v NORDIC OLYMPIC	31,560,965	32,780,722
m/v NORDIC ODIN	31,741,658	32,971,855
m/v NORDIC OASIS (1)	32,834,500	—
	$272,382,798	$252,316,979

(1)	The m/v Nordic Oasis was delivered to the Company on January 5, 2016.

At December 31, 2016, BVH had deposits on the Ultramax Ice Class 1C panamax newbuildings of approximately $18,400,000 which was included in investment in newbuildings in process on the consolidated balance sheets. These vessels were delivered to the Company in January 2017.

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

At December 31, 2015, NBHC had deposits on one Panamax 1A Ice Class newbuilding of approximately $33,800,000 which was included in investment in newbuildings in process on the consolidated balance sheets. This vessel was delivered to the Company in January 2016.

The Company did not capitalize any dry-docking costs in 2016. The Company capitalized dry-docking costs on two vessels in 2015. The 5 year amortization period of the capitalized dry docking costs is within the remaining useful life of these vessels.

NOTE 6 - MARGIN ACCOUNTS

During December 31, 2016 and 2015, the Company was party to forward freight agreements and fuel swap contracts in order to mitigate the risk associated with volatile freight rates and fuel prices. Under the terms of these contracts, the Company is required to deposit funds in margin accounts if the market value of the hedged item declines. See Note 7 for a complete discussion of these and other derivatives. The Company had approximately $488,000 on deposit in one margin account at December 31, 2016 due to the decline in market value of its FFAs. The Company had $433,000 on deposit in one margin account at December 31, 2015, due to the decline in market value of its fuel swaps. The funds are required to remain in margin accounts as collateral until the market value of the items being hedged return to preset limits. The margin accounts are included in advance hire, prepaid expenses and other current assets in the consolidated balance sheets at December 31, 2016 and 2015.

NOTE 7 - DERIVATIVES AND FAIR VALUE MEASURES

Interest Rate Swaps

From time to time, the Company enters into interest rate swap agreements to mitigate the risk of interest rate fluctuations on its variable rate debt. At December 31, 2015, the Company was party to one interest rate swap, which was entered into in February 2011, as required by the 109 Long Wharf Construction Loan agreement. Under the terms of the swap agreement, the interest rate on this note was fixed at 6.63%. This swap was cancelled in conjunction with the repayment of the loan in May 2016.

The Company did not elect to designate the swap as a hedge at inception, pursuant to ASC 815, Derivatives and Hedging. Accordingly, changes in the fair value are recorded in current earnings in the accompanying consolidated statements of operations.

Derivative instruments are as follows:

	December 31,
	2016	2015
Interest rate swap agreement on:
Long Wharf Construction to Term Loan:
Notional amount	$—	$976,500
Effective dates		2/1/11-1/24/21
Fair value at year-end	—	(103,783)

The fair value of the interest rate swap agreement at December 31, 2015 was a liability of approximately $104,000, which was included in other non-current liabilities on the consolidated balance sheet based on the instrument’s maturity date. The aggregate change in the fair value of the interest rate swap agreement for the years ended December 31, 2016 and 2015 were gains of approximately $104,000 and $8,500, respectively, which are reflected in unrealized loss on derivative instruments in the accompanying consolidated statements of income.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. In 2016 and 2015, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at December 31, 2016 and 2015 are assets of approximately $304,000 and liabilities of $1,777,000, respectively, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the years ended December 31, 2016 and 2015 resulted in gains of approximately $2,081,000 and losses of approximately $386,000, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of income.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, actively hedges identified economic risk related to long-term cargo contracts with forward freight agreements, or FFAs. The usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. During the years ended December 31, 2016 and 2015, the Company entered into FFAs that were not designated for hedge accounting. The aggregate fair value of these FFAs at December 31, 2016 were liabilities of approximately $21,000. There were no open positions at December 31, 2015.

Fair Value Hierarchy

The three levels of the fair value hierarchy established by ASC 820, in order of priority, are as follows:

Level 1 –     quoted prices in active markets for identical assets or liabilities

Level 2 –     observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 –     unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

	Balance at December 31, 2016	Level 1	Level 2	Level 3
Margin accounts	$488,084	$488,084	$—	$—
Fuel swap contracts	$303,675	$—	$303,675	$—
Forward freight agreements	$(20,950)	$—	$(20,950)	$—

	Balance at December 31, 2015	Level 1	Level 2	Level 3
Margin accounts	$433,000	$433,000	$—	$—
Interest rate swaps	$(103,783)	—	$(103,783)	—
Fuel swap contracts	$(1,776,975)	—	$(1,776,975)	—

The estimated fair values of the Company’s interest rate swap instruments and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.

NOTE 8 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2015	Activity	December 31, 2016
Included in accounts payable and accrued expenses on the consolidated balance sheets:
Affiliated companies (trade payables)	$1,254,985	$(145,415)	$1,109,570

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$4,325,000	$—	$4,325,000
Interest payable – 2011 Founders Note (i)	553,919	(185,572)	368,347
Promissory Note	4,000,000	(2,000,000)	2,000,000
Loan payable – BVH shareholder (STST) (ii)	4,442,500	4,836,300	9,278,800
Total current related party debt	$13,321,419	$2,650,728	$15,972,147

i.	Paid in cash

ii.	ST Shipping and Transport Pte. Ltd. ("STST")

In November 2014, the Company entered into a $5 million Promissory Note (the “Note”) with Bulk Invest Ltd., a company controlled by the Founders. The Note was amended in 2015 and is payable on demand. Interest on the Note is 5%. The balance of the Note at December 31, 2016 and 2015 was $2 million and $4 million, respectively.

BVH entered into an agreement for the construction of two new ultramax newbuildings in 2013. STST has provided loans totaling of $9,278,800 used to make deposits on the contracts. The loans are payable on demand and do not bear interest.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The outstanding balance of the note was $4,325,000 at December 31, 2016 and 2015.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operation of some of the Company’s owned vessels. During the years ended December 31, 2016 and 2015, the Company incurred technical management fees of $1,963,200 and $2,262,000 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at December 31, 2016 and 2015, (including amounts due for vessel operating expenses), were $1,109,570 and $1,254,985, respectively.

NOTE 9 - SECURED LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2016	December 31, 2015
Bulk Pangaea Secured Note (1)	$1,040,625	$1,734,375
Bulk Patriot Secured Note (1)	1,087,500	2,312,500
Bulk Trident Secured Note (1)	5,737,500	6,375,000
Bulk Juliana Secured Note (1)	3,042,186	3,718,229
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	77,325,001	89,625,000
Bulk Atlantic Secured Note	5,350,000	6,530,000
Bulk Phoenix Secured Note (1)	6,816,685	7,649,997
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	7,097,820	10,717,370
Bulk Nordic Oasis Ltd. Loan Agreement (2)	20,000,000	21,500,000
109 Long Wharf Commercial Term Loan	1,032,067	978,210
Phoenix Bulk Carriers (US) LLC Automobile Loan	28,582	—
Phoenix Bulk Carriers (US) LLC Master Loan	236,242	—
Total	128,794,208	151,140,681
Less: current portion	(19,627,846)	(19,499,262)
Less: unamortized bank fees	(1,528,511)	(2,145,266)
Secured long-term debt	$107,637,851	$129,496,153

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

Bulk Juliana Secured Note

Initial amount of $8,112,500, entered into in April 2012, for the acquisition of the m/v Bulk Juliana. The Third Amendment defers three installments and increases the final six quarterly installments to $507,031. The final payment is due in July 19, 2018. The interest rate is fixed at 4.38%.

Bulk Phoenix Secured Note

Initial amount of $10,000,000, entered into in May 2013, for the acquisition of m/v Bulk Newport. The Third Amendment defers two quarterly installments, which are followed by one installment of $500,000, two of $700,000 and seven installments of $442,858. A balloon payment of $1,816,659 is payable on July 19, 2019. The interest rate is fixed at 5.09%.

The Third Amendment contains financial covenants that require the Company to maintain a minimum net worth and minimum liquidity, on a consolidated basis. The facility also contains a consolidated leverage ratio and a consolidated debt service coverage ratio. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of December 31, 2016, the Company was in compliance with these covenants. At December 31, 2015, the Company was granted a waiver of compliance with the consolidated debt service coverage ratio by the facility agent and was in compliance with the other covenants.

Bulk Atlantic Secured Note

Initial amount of $8,520,000, entered into on February 18, 2013, for the acquisition of m/v Bulk Beothuk. The loan requires repayment in 8 equal quarterly installments of $90,000 beginning in May 2013, 12 equal quarterly installments of $295,000 and a balloon payment of $4,170,000 due in February 2018. Interest is fixed at 6.46%.

The Bulk Atlantic Secured Note is collateralized by the vessel m/v Bulk Beothuk and is guaranteed by the Company. The agreement contains a collateral maintenance ratio clause and a minimum EBITDA to fixed charges ratio. During 2016, the Company increased the letter of credit held by the facility agent to $1.1 million in order to remain in compliance with the collateral maintenance ratio clause. As of December 31, 2016, and 2015, the Company is in compliance with these covenants.

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

The agreement requires repayment of the advances as follows:

In respect of the Odin and Olympic advances, repayment to be made in 28 equal quarterly installments of $375,000 per borrower (one of which was paid prior to the amendment by each borrower) and balloon payments of $11,233,150 due with each of the final installments in January 2022.

In respect of the Odyssey and Orion advances, repayment to be made in 20 quarterly installments of $375,000 per borrower and balloon payments of $5,677,203 due with each of the final installments in September 2020.

In respect of the Oshima advance, repayment to be made in 28 equal quarterly installments of $375,000 and a balloon payment of $11,254,295 due with the final installment in September 2021.

Interest on 50% of the advances to Odyssey and Orion will be fixed at 4.24% in March 2017. Interest on the remaining advances to Odyssey and Orion is floating at LIBOR plus 2.40% (3.40% at December 31, 2016). Interest on 50% of the advances to Odin and Olympic was fixed at 3.95% in January 2017. Interest on the remaining advances to Odin and Olympic is floating at LIBOR plus 2.0% (3.0% at December 31, 2016). Interest on 50% of the advance to Oshima was fixed at 4.16% in January 2017. Interest on the remaining advance to Oshima is floating at LIBOR plus 2.25% (3.25% at December 31, 2016).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At December 31, 2016 and 2015, the Company was in compliance with this clause. At December 31, 2016 and 2015, the Company was in compliance with this clause. On August 8, 2016, the Company prepaid $4.8 million of the debt which was allocated across each of the Tranches and which reduced the final installments of each tranche, as follows: Odyssey and Orion - $697,797; Oshima - $1,120,705; Odin and Olympic - $1,141,850. These amounts are reflected in the balloon payments noted above. The funds for the prepayment were contributed equally by each of the NBHC shareholders.

The Bulk Nordic Oasis Ltd. - Loan Agreement -- Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment in March 2022. Interest on this advance is fixed at 4.30%.

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of December 31, 2016 and 2015, the Company was in compliance with this covenant.

Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)

Barents and Bothnia entered into a secured Term Loan Facility of $13,000,000 in two tranches of $6,500,000 which were drawn in conjunction with the delivery of the m/v Bulk Bothnia on January 23, 2014 and the m/v Bulk Barents on March 7, 2014. The loan is secured by mortgages on the m/v Nordic Bulk Barents and m/v Nordic Bulk Bothnia and is guaranteed by the Company.

The facility bears interest at LIBOR plus 2.50% (3.50% at December 31, 2016). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of$163,010 (per borrower) and a balloon payment of $1,755,415 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel and a minimum value clause ("MVC"), of not less than 100% of the outstanding indebtedness. The Company was in compliance with the minimum value clause at December 31, 2016 and 2015.

On February 22, 2016, the Company was notified by the facility agent of an MVC breach. On March 15, 2016, additional cash collateral of approximately $1,200,000, which was deposited by the Company during 2015, was applied to the outstanding balance of the facility. On May 5, 2016, the Company prepaid the installments due in June 2016 and an additional $547,955 per vessel, for a total of $711,000 per vessel, in order to cure the breach. These prepayments reduced the amount of the balloon payments due at maturity and are reflected in the balloon payments noted above.

109 Long Wharf Commercial Term Loan

Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00% (2.80% at December 31, 2016). The loan is collateralized by all real estate located at 109 Long Wharf,

Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At December 31, 2016, the Company was in compliance with these covenants.

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

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,

2017	$19,627,846
2018	21,704,371
2019	16,371,749
2020	19,021,179
2021	16,618,718
Thereafter	35,450,345
$128,794,208

NOTE 10 - COMMON STOCK AND NON-CONTROLLING INTEREST

Common stock

The Company has 100,000,000 shares of common stock ($0.0001 par value) authorized, of which 36,590,417 were issued as of December 31, 2016.

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

On September 22, 2015, the Company's shareholders approved an amendment and restatement of the 2014 Plan that was adopted by the Board on August 7, 2015. The PANGAEA LOGISTICS SOLUTIONS LTD. 2014 SHARE INCENTIVE PLAN (as amended and restated by the Board of Directors on August 7, 2015), limits the value of awards that may be granted to non-employee directors in any calendar year to $150,000 (calculating the value of any award based in shares to be determined based on the grant date fair value of such awards for financial reporting purposes), which limitation under the 2014 Plan was 10,000 shares.

On August 9, 2016, the Company's shareholders approved an amendment and restatement of the 2014 Plan that was adopted by the Board on May 9, 2016. The PANGAEA LOGISTICS SOLUTIONS LTD. 2014 SHARE INCENTIVE PLAN (as amended and restated by the Board of Directors on May 9, 2016), (the "Amended Plan"), increased the aggregate number of common shares with respect to which awards may be granted under the Amended Plan, such that the total number of shares made available for grant is 3,000,000. This is a net increase of 1,500,000 new shares.

At December 31, 2016, shares issued to members of our board of directors who are not our employees totaled 312,540 restricted shares of our common stock pursuant to the Amended Plan. These restricted shares vest at the rate of 50% after one year and the remaining 50% after two years. Vested shares at December 31, 2016 total 86,088. There were 30,000 shares vested at December 31, 2015.

At December 31, 2016, shares issued to employees under the Amended Plan totaled 1,180,897 after forfeitures. These restricted shares vest at the rate of one-third of the total granted on each of the third, fourth and fifth anniversaries of the vesting commencement date. Vested shares at December 31, 2016 total 16,000. There were no shares vested at December 31, 2015.

Total non-cash compensation cost recognized during the years ended December 31, 2016 and 2015 is approximately $602,000 and $457,000, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

	Restricted share awards pursuant to the Amended Plan
	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested shares at December 31, 2015	1,376,857	$2.45
Granted	146,364	2.66
Vested	(102,088)	3.29
Forfeited	(59,784)	2.39

Nonvested at December 31, 2016	1,361,349	$2.46

	Fiscal Years Ended December 31,
	2016	2015
Fair value of restricted shares vested	$336,364	$142,500
Unrecognized compensation cost for restricted shares	$2,768,484	$3,120,082
Weighted average remaining period to expense for restricted shares (years)	3.30	3.33

Dividends

Dividends on common stock are recorded when declared by the Board of Directors.

Dividends payable consist of the following, all of which are payable to related parties:

	2008 common stock dividend	2012 common stock special dividend	2013 common stock dividend	2013 Odyssey and Orion dividend	Total
Balance at December 31, 2014	$2,574,125	$2,934,357	$6,411,540	$904,803	$12,824,825
Paid in cash	(100,000)	—	—	—	(100,000)
Balance at December 31, 2015	2,474,125	2,934,357	6,411,540	904,803	12,724,825
Paid in cash	(100,000)	—	—	—	(100,000)
Balance at December 31, 2016	$2,374,125	$2,934,357	$6,411,540	$904,803	$12,624,825

Non-controlling interest

Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to NBHC and its wholly-owned shipowning subsidiaries amounts to approximately $60,449,000 and $57,133,000 at December 31, 2016 and 2015, respectively. Non-controlling interest attributable to BVH was approximately $(42,000) and $(28,000), respectively at December 31, 2016 and 2015. See Note 12.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Vessel Acquisition and Sale-Leaseback

In December 2013, the Company entered into shipbuilding contracts for the construction of two ultramax vessels for $28,950,000 each. At December 31, 2016, the Company had approximately $18,400,000 on deposit with the shipyard for these newbuildings. The total purchase obligations under the shipbuilding contracts total approximately $39,500,000 at December 31, 2016.

The Company entered into a sale-leaseback financing agreement for one of the two ultramax vessels under construction. The selling price of the vessel to the new owner (lessor) is $21,000,000. The lease back is recorded as a capital lease based on the transfer of ownership of the vessel to the Company at the end of the seven year lease term. At inception of the lease, the Company (seller-lessee) intends to recognize a loss equal to the difference between the vessel's undepreciated cost and its fair value at the time of sale, of approximately $5.0 million.

The Company financed the final payment for the second vessel with a commercial facility.

Long-term Contracts Accounted for as Operating Leases

As discussed in Note 5, the Company entered into bareboat charter contracts with the owner of two ultramax vessels. The charters are recorded as operating leases and as such, the minimum rental payments are being recognized on a straight-line basis over the lease term. Profit sharing is excluded from minimum rental payments and recognized as incurred.

The Company leases office space for its Copenhagen operations. The lease can be terminated with six months prior notice after June 30, 2018.

Obligations under Operating Leases:

Years ending December 31,
2017	581,008
2018	581,008
2019	365,000
2020	365,000
2021	193,000
2,085,016

NOTE 12 - SUBSEQUENT EVENTS

On January 7, 2017, the Company took delivery of two Ultramax Ice Class 1C bulk carriers. The Company financed the vessels under separate financing arrangements.

The m/v Bulk Destiny was financed under a sale-leaseback transaction for a total of $21.0 million, inclusive of the purchase price at the end of the seven-year lease term, as follows:

The Bulk Nordic Five Ltd. Purchase Agreement dated October 27, 2016

The agreement obligated Bulk Nordic Five Ltd. to sell the m/v Bulk Destiny upon Acquisition Completion (as defined), as part of the financing arrangements for the vessel, and following the sale, charter the vessel from the buyer under a Bareboat Charter. As noted above, the vessel was delivered on January 7, 2017, at which time the purchase agreement became effective.

The Company (seller) will recognize a loss equal to the difference between the vessel's undepreciated cost and its fair value at the time of sale of approximately $5.0 million.

The Bulk Nordic Five Ltd. Bareboat Charter Party dated October 27, 2016

The bareboat charter party will be recorded as a capital lease because the agreement contains a bargain purchase option. The agreement requires 28 hire payments consisting of a fixed and variable portion beginning on April 6, 2017, and a balloon payment of $11,200,000 due with the final hire payment on January 7, 2024.

The bareboat charter party is secured by a first preferred mortgage on the m/v Bulk Destiny, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios.

The Company obtained commercial financing with a European bank for the m/v Bulk Endurance, which is apportioned into a senior debt tranche of $16.0 million and a junior debt tranche of $3.5 million, as follows:

The Bulk Nordic Six Ltd. - Loan Agreement -- Dated December 21, 2016

The agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017. The agreement requires repayment of this Tranche A in 3 equal quarterly installments of $100,000 beginning on April 7, 2017 and thereafter, 17 equal quarterly installments of $266,667 and a balloon payment of $11,667,667 due with the final installment in March 2022. Interest on this advance is floating at LIBOR plus 2.75% (3.75% at December 31, 2016). The agreement also advanced $3,500,000 in respect of the m/v Bulk Endurance on January 7, 2017. The agreement requires repayment of this Tranche B in 18 equal quarterly installments of $65,000 beginning on October 7, 2017, and a balloon payment of $2,330,000 due with the final installment in March 2022. Interest on this advance is floating at LIBOR plus 6.00% (7.00% at December 31, 2016).

The loan is secured by a first preferred mortgage on the m/v Bulk Endurance, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios.

In January 2017, the Company purchased its joint venture partner’s 50% interest in BVH for $0.8 million, which became a wholly-owned subsidiary thereafter.

Quarterly Data

(Unaudited)	2016				2015
(Dollars in millions, except per share amounts. Figures may not foot due to rounding)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues:
Voyage revenue	$42.0	$53.5	$66.0	$60.6	$90.6	$60.9	$64.6	$50.6
Charter revenue	2.0	3.4	4.8	5.7	4.5	4.2	6.6	5.3
	43.9	57.0	70.8	66.3	95.1	65.1	71.2	55.9
Expenses:
Voyage expense	18.5	26.8	29.2	29.2	45.3	28.1	30.4	21.8
Charter hire expense	8.5	15.0	19.7	20.5	24.7	15.2	20.6	15.5
Vessel operating expenses	6.9	7.9	7.5	8.6	7.8	7.1	8.5	8.2
General and administrative	3.0	2.9	3.2	3.6	4.3	3.9	3.6	3.1
Depreciation and amortization	3.5	3.5	3.5	3.5	3.0	3.3	3.2	3.3
Loss on impairment of vessels	—	—	—	—	—	—	—	5.4
Loss on sale of vessels	—	—	—	—	0.1	0.5	0.1	—
Total expenses	40.4	56.2	63.0	65.5	85.2	58.1	66.3	57.2

Income (loss) from operations	3.5	0.8	7.8	0.8	9.9	7.0	4.9	(1.3)

Other income (expense):
Interest expense, net	(1.4)	(1.5)	(1.3)	(1.3)	(1.4)	(1.3)	(1.5)	(1.2)
Interest expense related party debt	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)
Unrealized (loss) gain on derivative instruments	(0.3)	1.4	0.2	1.0	0.8	0.4	(0.5)	(1.1)
Other expense	(0.1)	0.1	—	(0.1)	0.1	0.1	—	(1.1)
Total other expense, net	(1.9)	(0.2)	(1.2)	(0.5)	(0.6)	(1.0)	(2.1)	(3.5)

Net income (loss)	1.6	0.6	6.6	0.3	9.3	6.0	2.8	(4.8)
(Income) loss attributable to noncontrolling interests	(0.4)	(0.5)	(0.5)	(0.3)	(1.7)	(0.6)	0.2	—
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$1.2	$0.1	$6.1	$0.1	$7.6	$5.5	$3.0	$(4.8)

Quarterly Data (continued)

(Unaudited)	2016				2015
(Dollars in millions, except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Earnings (loss) per common share:
Basic	$0.03	$—	$0.17	$0.002	$0.22	$0.16	$0.09	$(0.14)
Diluted	$0.03	$—	$0.17	$0.002	$0.22	$0.16	$0.09	$(0.14)

Weighted average shares used to compute earnings per common share
Basic	35,130,211	35,150,453	35,165,532	35,189,068	34,696,980	34,696,980	34,696,980	35,045,132
Diluted	35,201,307	35,337,290	35,347,403	35,581,897	34,695,930	34,887,177	35,004,808	35,382,734

Common Stock Information:
Price Range:
High	3.53	2.74	2.92	2.69	4.70	3.77	3.68	3.65
Low	2.46	2.29	2.25	2.12	2.70	2.22	2.72	2.57

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2017.

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

Signature	Title	Date

/s/ Edward Coll	Chairman of the Board and Chief	March 23, 2017
Edward Coll	Executive Officer

/s/ Carl Claus Boggild	President (Brazil) and Director	March 23, 2017
Carl Claus Boggild

/s/ Anthony Laura	Chief Financial Officer, Principal	March 23, 2017
Anthony Laura	Accounting Officer and Director

/s/ Peter M. Yu	Director	March 23, 2017
Peter M. Yu

/s/ Paul Hong	Director	March 23, 2017
Paul Hong

/s/ Richard T. du Moulin	Director	March 23, 2017
Richard T. du Moulin

/s/ Mark L. Filanowski	Director	March 23, 2017
Mark L. Filanowski

/s/ Eric S. Rosenfeld	Director	March 23, 2017
Eric S. Rosenfeld

/s/ David D. Sgro	Director	March 23, 2017
David D. Sgro

Exhibit no.	Description	Incorporated By Reference		Filed herewith
		Form	Date
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
		S-1	2/4/2015
10.2	Form of Lock-Up Agreement.	S-1	2/4/2015
10.3	Form of Registration Rights Agreement between Quartet Holdco Ltd. and certain holders identified therein.	S-1	2/4/2015
10.4	$1.048 Million Secured Construction Loan Agreement	S-1	2/4/2015
10.5	$9.12 Million Secured Term Loan	S-1	2/4/2015
10.6	$4.55 Million Secured Term Loan	S-1	2/4/2015
10.7	$40.0 Million Secured Loan Facility	S-1	2/4/2015
10.8	$8.52 Million Term Loan	S-1	2/4/2015
10.9	$5.685 Million Secured Loan Facility	S-1	2/4/2015
10.10	Post-Delivery Facility	S-1	2/4/2015
10.11	$10.0 Million Loan from Shareholder	S-1	2/4/2015
10.12	January 10, 2013 Related Party Loan with ASO 2020 Maritime S.A.	S-1	2/4/2015
10.13	March 18, 2013 Related Party Loan with ASO 2020 Maritime S.A.	S-1	2/4/2015
10.14	June 18, 2013 Related Party Loan with ASO 2020 Maritime S.A.	S-1	2/4/2015
10.15	Related Party Loan with ST Shipping and Transport Pte. Ltd.	S-1	2/4/2015
10.16	$5.0 million Loan Agreement from Bulk Partners (Bermuda) Ltd. to Nordic Bulk Carriers AS	S-1	2/4/2015
10.17	Lease of 109 Long Wharf, Newport, RI 02840	S-1	2/4/2015
10.18	$13.0 Million Term Loan	S-1	2/4/2015
10.19	Nordic Bulk Holding Company Ltd. Shareholders Agreement	S-1	2/4/2015
10.20	Nordic Bulk Ventures Holding Company Shareholders Agreement	S-1	2/4/2015
10.25	Loan Agreement (Revolving Line of Credit) by and between Phoenix Bulk Carriers (US) LLC and Rockland Trust Company	S-4	5/13/2014
10.26	Pangaea Logistics Solutions Ltd. 2014 Share Incentive Plan (as amended and restated by the Board of Directors on August 7, 2015)	S-1/A	9/16/2015
10.27	Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd., Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement	10-Q	11/13/2015
10.28	Bulk Nordic Oasis Ltd. Loan Agreement	10-K	3/23/2016
10.29	Amendment No. 2 to Shareholders Agreement dated January 10, 2013, as amended by Amendment No. 1 dated July 31, 2013 regarding Nordic Bulk Holding Company Ltd.	10-K	3/23/2016
10.30	THIRD AMENDATORY AGREEMENT	10-Q	8/15/2016
10.31	Purchase Agreement by and between Bulk Nordic Five Ltd. and Nicole Navigation S.A. dated October 27, 2016			X
10.32	Bareboat Charter Party by and between Nicole Navigation S.A and Bulk Nordic Five Ltd. dated October 27, 2016			X
10.33	Nordic Bulk Six Ltd. Loan Agreement			X

10.34	Stock Purchase Agreement Nordic Bulk Ventures Holding Company Ltd. by and between Bulk Fleet Bermuda Holding Company Ltd. and ST Shipping and Transport Pte. Ltd.			X
10.35	Purchase Agreement Addendum by and between Bulk Nordic Five Ltd. and Nicole Navigation S.A. dated October 27, 2016			X
14.1	Code of Ethics	8-K	10/8/2014
23.1	Consent of Independent Registered Public Accounting Firm			X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
EX-101.INS	XBRL Instance Document			X
EX-101.SCH	XBRL Taxonomy Extension Schema			X
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase			X
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase			X
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase			X
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase			X