Form 10-Q
period 2017-03-31
Pangaea Logistics Solutions Ltd.
filed 2017-05-10
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Common Stock, par value $0.01 per share, 37,261,739 shares outstanding as of May 10, 2017.

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$21,721,830	$22,322,949
Restricted cash	6,100,000	6,100,000
Accounts receivable (net of allowance of $4,495,314 at March 31, 2017 and $4,752,265 at December 31, 2016)	22,653,254	20,476,797
Bunker inventory	15,369,734	13,202,937
Advance hire, prepaid expenses and other current assets	8,202,317	6,441,583
Total current assets	74,047,135	68,544,266

Fixed assets, net	299,579,775	275,265,672
Investments in newbuildings in-process	—	18,383,964
Vessel under capital lease	23,788,463	—
Total assets	$397,415,373	$362,193,902

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$21,965,338	$23,231,179
Related party debt	6,771,327	15,972,147
Deferred revenue	7,336,836	6,422,982
Current portion long-term debt	24,659,322	19,627,846
Current portion of capital lease obligation	1,248,211	—
Dividend payable	12,624,825	12,624,825
Total current liabilities	74,605,859	77,878,979

Secured long-term debt, net	117,457,847	107,637,851
Obligations under capital lease	19,751,789	—

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding
Common stock, $0.0001 par value, 100,000,000 shares authorized; 37,261,739 shares issued and outstanding at March 31, 2017; 36,590,417 shares issued and outstanding at December 31, 2016	3,726	3,659
Additional paid-in capital	140,354,611	133,677,321
Accumulated deficit	(16,062,737)	(17,409,579)
Total Pangaea Logistics Solutions Ltd. equity	124,295,600	116,271,401
Non-controlling interests	61,304,278	60,405,671
Total stockholders' equity	185,599,878	176,677,072
Total liabilities and stockholders' equity	$397,415,373	$362,193,902

The accompanying notes are an integral part of these condensed consolidated financial statements

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues:
Voyage revenue	$77,688,449	$41,974,319
Charter revenue	6,766,672	1,963,200
	84,455,121	43,937,519
Expenses:
Voyage expense	41,271,919	18,500,882
Charter hire expense	23,201,155	8,503,174
Vessel operating expense	8,591,243	6,889,082
General and administrative	3,514,764	3,036,371
Depreciation and amortization	3,941,795	3,515,456
Loss on sale and leaseback of vessel	4,289,998	—
Total expenses	84,810,874	40,444,965

(Loss) income from operations	(355,753)	3,492,554

Other income (expense):
Interest expense, net	(1,630,988)	(1,369,613)
Interest expense on related party debt	(77,979)	(80,490)
Unrealized gain (loss) on derivative instruments, net	1,966,387	(335,959)
Other income (expense)	94,650	(102,318)
Total other income (expense), net	352,070	(1,888,380)

Net (loss) income	(3,683)	1,604,174
Loss (income) attributable to non-controlling interests	1,350,525	(407,070)
Net income attributable to Pangaea Logistics Solutions Ltd.	$1,346,842	$1,197,104

Earnings per common share:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

Weighted average shares used to compute earnings
per common share
Basic	35,280,806	35,130,211
Diluted	35,805,205	35,201,307

The accompanying notes are an integral part of these condensed consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net (loss) income	$(3,683)	$1,604,174
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	3,941,795	3,515,456
Amortization of deferred financing costs	174,342	182,810
Amortization of prepaid rent	30,485	—
Unrealized (gain) loss on derivative instruments	(1,966,387)	335,959
(Gain) loss from equity method investee	(80,681)	30,380
Provision for doubtful accounts	147,745	703,354
Loss on sale and leaseback of vessel	4,289,998	—
Share-based compensation	446,978	136,496
Change in operating assets and liabilities:
Decrease in restricted cash	—	500,000
Accounts receivable	(2,324,202)	5,371,689
Bunker inventory	(2,166,797)	(321,343)
Advance hire, prepaid expenses and other current assets	(69,870)	(779,759)
Drydocking costs	(63,808)	(42,478)
Accounts payable, accrued expenses and other current liabilities	(838,732)	(6,342,724)
Deferred revenue	913,854	(759,937)
Net cash provided by operating activities	2,431,037	4,134,077

Investing activities
Purchase of vessels	(793,953)	(253,492)
Proceeds from sale and leaseback of vessel	21,000,000	—
Deposits on newbuildings in-process	(37,108,800)	—
Purchase of building and equipment	(7,245)	—
Purchase of non-controlling interest in consolidated subsidiary	(799,289)	—
Net cash used in investing activities	(17,709,287)	(253,492)

Financing activities
Payments of related party debt	—	(2,473,921)
Proceeds from long-term debt	19,500,000	—
Payments of financing and issuance costs	(763,381)	(34,425)
Payments of long-term debt	(4,059,488)	(6,126,454)
Accrued common stock dividends paid	—	(100,000)
Net cash provided by (used in) financing activities	14,677,131	(8,734,800)

Net decrease in cash and cash equivalents	(601,119)	(4,854,215)
Cash and cash equivalents at beginning of period	22,322,949	37,520,240
Cash and cash equivalents at end of period	$21,721,830	$32,666,025

Supplemental cash flow information
Cash paid for interest	$1,420,287	$1,191,405
Extinguishment of related party loan	$9,278,800	$—

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

As of March 31, 2017, the Company owns two Panamax, one Ultramax Ice Class 1C, four Supramax and two Handymax Ice Class 1A drybulk vessels and had one vessel under a capital lease. The Company also owns one-third of Nordic Bulk Holding Company Ltd. (“NBHC”) , a consolidated joint venture with a fleet of six Panamax Ice Class 1A drybulk vessels. The Company has two Supramax drybulk vessels under bareboat charter for five-year periods that commenced on July 13, 2016.

On January 27, 2017, the Company acquired its consolidated joint venture partner's interest in Nordic Bulk Ventures Holding Company Ltd. (“BVH”). BVH owns m/v Bulk Destiny and m/v Bulk Endurance through wholly-owned subsidiaries. BVH is wholly-owned by the Company after the acquisition.

Note 2. Basis of Presentation

The accompanying consolidated balance sheet as of March 31, 2017, the consolidated statements of income and cash flows for the three months ended March 31, 2017 and 2016 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the three months ended March 31, 2017 and 2016. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three month periods are unaudited. Certain information and disclosures included in the annual consolidated financial statements have been omitted for the interim periods pursuant to the rules and regulations of the SEC. The results for the three months ended March 31, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or for any other interim period or future years.

 The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are the estimated fair value used in determining loss on sale and leaseback of vessel, the estimated salvage value used in determining depreciation expense and the allowances for doubtful accounts.

Advance hire, prepaid expenses and other current assets were comprised of the following:

	March 31, 2017	December 31, 2016
	(unaudited)
Advance hire	$2,631,613	$2,232,444
Prepaid expenses	1,376,878	1,844,522
Derivative asset	2,735,095	259,126
Other current assets	1,458,731	2,105,491
	$8,202,317	$6,441,583

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	March 31, 2017	December 31, 2016
	(unaudited)
Accounts payable	$15,340,821	$15,435,179
Accrued voyage expenses	5,115,612	6,955,389
Accrued interest	456,154	412,984
Other accrued liabilities	1,052,751	427,627
	$21,965,338	$23,231,179

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

Note 3. Fixed Assets

At March 31, 2017, the Company owned fifteen dry bulk vessels and has one under capital lease (2). The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	March 31,	December 31,
Vessel	2017	2016
	(unaudited)
m/v BULK PANGAEA	$17,509,198	$17,879,380
m/v BULK PATRIOT	12,063,118	12,391,724
m/v BULK JULIANA	12,042,312	12,252,733
m/v NORDIC ODYSSEY	26,674,593	27,021,211
m/v NORDIC ORION	27,522,920	27,874,584
m/v BULK TRIDENT	14,770,397	14,962,163
m/v BULK BEOTHUK	11,908,718	12,006,270
m/v BULK NEWPORT	13,305,732	13,473,429
m/v NORDIC BARENTS	3,475,893	3,517,151
m/v NORDIC BOTHNIA	3,471,564	3,520,616
m/v NORDIC OSHIMA	31,040,353	31,346,414
m/v NORDIC OLYMPIC	31,263,546	31,560,965
m/v NORDIC ODIN	31,443,352	31,741,658
m/v NORDIC OASIS	32,528,072	32,834,500
m/v BULK ENDURANCE (1)	27,744,569	—
	296,764,337	272,382,798
Other fixed assets, net	2,815,438	2,882,874
Total fixed assets, net	$299,579,775	$275,265,672

m/v BULK DESTINY (2)	$23,788,463	$—

(1)The m/v Bulk Endurance was delivered to the Company on January 7, 2017.

(2)
The Company took delivery of the m/v Bulk Destiny on January 7, 2017 and simultaneously entered into a sale-leaseback financing agreement, the terms of which are discussed in Note 7. At March 31, 2017, the vessel acquired under a capital lease had a carrying amount of $23,788,463 and accumulated amortization of $181,053.

The Company also operates two dry bulk vessels under bareboat charters accounted for as operating leases, as discussed in Note 7.

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

The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include the Company’s estimate of future time charter equivalent "TCE" rates based on current rates under existing charters and contracts. When existing contracts expire, the Company uses an estimated TCE based on actual results and extends these rates out to the end of the vessel’s useful life. TCE rates can be highly volatile, may affect the fair value of the Company’s vessels and may have a significant impact on the Company’s ability to recover the carrying amount of its fleet. Accordingly, the volatility is contemplated in the undiscounted projected net operating cash flow by using a sensitivity analysis based on percent changes in the TCE rates. The Company prepares a series of scenarios in an attempt to capture the range of possible trends and outcomes. Projected net operating cash flows are net of brokerage and address commissions and assume no revenue on scheduled offhire days. The Company uses the current vessel operating expense budget, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows. If these projected cash flows do not exceed the carrying value of the asset group, an impairment charge would be recognized.

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company identified potential impairment indicators by reference to estimated market values of its vessel groups. As a result, the Company evaluated each group for impairment by estimating the total undiscounted cash flows expected to result from the use of the group and its eventual disposal. The estimated undiscounted future cash flows were determined to be higher than the carrying amount of each group. Therefore, the Company did not recognize any additional loss on impairment for the three months ended March 31, 2017 or the year ended December 31, 2016.

Note 4. Debt

Long-term debt consists of the following:

	March 31, 2017	December 31, 2016
	(unaudited)
Bulk Pangaea Secured Note (1)	$1,040,625	$1,040,625
Bulk Patriot Secured Note (1)	1,087,500	1,087,500
Bulk Trident Secured Note (1)	5,187,500	5,737,500
Bulk Juliana Secured Note (1)	3,042,188	3,042,186
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	75,450,000	77,325,001
Bulk Atlantic Secured Note	5,055,000	5,350,000
Bulk Phoenix Secured Note (1)	6,316,663	6,816,685
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	6,771,730	7,097,820
Bulk Nordic Oasis Ltd. Loan Agreement (2)	19,625,000	20,000,000
Bulk Nordic Six Ltd. Loan Agreement	19,400,000	—
109 Long Wharf Commercial Term Loan	1,004,667	1,032,067
Phoenix Bulk Carriers (US) LLC Automobile Loan	27,237	28,582
Phoenix Bulk Carriers (US) LLC Master Loan	226,610	236,242
Total	144,234,720	128,794,208
Less: current portion	(24,659,322)	(19,627,846)
Less: unamortized bank fees	(2,117,551)	(1,528,511)
Secured long-term debt	$117,457,847	$107,637,851

(1)
The Bulk Pangaea Secured Note, the Bulk Patriot Secured Note, the Bulk Juliana Secured Note, the Bulk Trident Secured Note and the Bulk Phoenix Secured Note are cross-collateralized by the m/v Bulk Pangaea, m/v Bulk Patriot, m/v Bulk Juliana, m/v Bulk Trident and m/v Bulk Newport and are guaranteed by the Company.

(2)
The borrower under this facility is NBHC, of which the Company and its joint venture partners, STST and ASO2020, each own one-third. NBHC is consolidated in accordance with Accounting Standards Codification ("ASC") 810, Consolidation, and as such, amounts pertaining to the non-controlling ownership held by these third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets.

The Senior Secured Post-Delivery Term Loan Facility

On April 14, 2017, the Company, through its wholly owned subsidiaries, Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Trident and Bulk Phoenix, entered into the Fourth Amendatory Agreement, (the "Fourth Amendment"), amending and supplementing the Loan Agreement dated April 15, 2013, as amended by a First Amendatory Agreement dated May 16, 2013, the Second Amendatory Agreement dated August 28, 2013 and the Third Amendatory Agreement dated July 14, 2016. The Fourth Amendment advances the final repayment dates for Bulk Pangaea and Bulk Patriot and extends the final maturity date and modifies the repayment schedules, as follow:

Bulk Pangaea Secured Note

Initial amount of $12,250,000, entered into in December 2009, for the acquisition of m/v Bulk Pangaea. The Fourth Amendment advances the final installment to April 18, 2017, thereby increasing the amount to $1,040,625, which was paid on the maturity date.

Bulk Patriot Secured Note

Initial amount of $12,000,000, entered into in September 2011, for the acquisition of the m/v Bulk Patriot. The Fourth Amendment advances the final installment to April 18, 2017, thereby increasing the amount to $1,087,500, which was paid on the maturity date.

Bulk Trident Secured Note

Initial amount of $10,200,000, entered into in April 2012, for the acquisition of the m/v Bulk Trident. The Fourth Amendment extends the final maturity date and modifies the repayment schedule. The first and second quarterly installments following the amendment were increased to $650,000 and the third and fourth installments were increased to $435,000. These are followed by two installments of $327,500 and three of $300,000. A balloon payment of $1,462,500 is payable on July 19, 2019. The interest rate was fixed at 4.29% through April 19, 2017 and will be floating at LIBOR plus 3.50% after that date.

Bulk Juliana Secured Note

Initial amount of $8,112,500, entered into in April 2012, for the acquisition of the m/v Bulk Juliana. The Fourth Amendment did not change this tranche, the balance of which is payable in six quarterly installments of $507,031. The final payment is due in July 19, 2018. The interest rate is fixed at 4.38%.

Bulk Phoenix Secured Note

Initial amount of $10,000,000, entered into in May 2013, for the acquisition of m/v Bulk Newport. The Fourth Amendment did not change this tranche, the balance of which is payable in two installments of $700,000 and seven installments of $442,858. A balloon payment of $1,816,659 is payable on July 19, 2019. The interest rate is fixed at 5.09%.

The agreement contains financial covenants that require the Company to maintain a minimum net worth and minimum liquidity, on a consolidated basis. The facility also contains a consolidated leverage ratio and a consolidated debt service coverage ratio. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of March 31, 2017 and December 31, 2016, the Company was in compliance with these covenants.

Bulk Atlantic Secured Note

Initial amount of $8,520,000, entered into on February 18, 2013, for the acquisition of m/v Bulk Beothuk. The loan requires repayment in 8 equal quarterly installments of $90,000 beginning in May 2013, 12 equal quarterly installments of $295,000 and a balloon payment of $4,170,000 due in February 2018. Interest is fixed at 6.46%.

The Bulk Atlantic Secured Note is collateralized by the vessel m/v Bulk Beothuk and is guaranteed by the Company. The agreement contains a collateral maintenance ratio clause and a minimum EBITDA to fixed charges ratio. During 2016, the Company increased the letter of credit held by the facility agent to $1.1 million in order to remain in compliance with the collateral maintenance ratio clause. As of March 31, 2017 and December 31, 2016, the Company is in compliance with these covenants.

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

Interest on 50% of the advances to Odyssey and Orion was fixed at 4.24% in March 2017. Interest on the remaining advances to Odyssey and Orion is floating at LIBOR plus 2.40% (3.55% at March 31, 2017). Interest on 50% of the advances to Odin and Olympic was fixed at 3.95% in January 2017. Interest on the remaining advances to Odin and Olympic was floating at LIBOR plus 2.0% (3.15% at March 31, 2017), and was fixed at 4.07% on April 27, 2017. Interest on 50% of the advance to Oshima was fixed at 4.16% in January 2017. Interest on the remaining advance to Oshima is floating at LIBOR plus 2.25% (3.40% at March 31, 2017).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At March 31, 2017 and December 31, 2016 , the Company was in compliance with this clause.

The Bulk Nordic Oasis Ltd. - Loan Agreement -- Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment in March 2022. Interest on this advance is fixed at 4.30%.

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of March 31, 2017 and December 31, 2016, the Company was in compliance with this covenant.

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

The facility bears interest at LIBOR plus 2.50% (3.65% at March 31, 2017). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of$163,010 (per borrower) and a balloon payment of $1,755,415 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel and a minimum value clause ("MVC"). The Company was in compliance with this covenant at March 31, 2017 and December 31, 2016.

The Bulk Nordic Six Ltd. - Loan Agreement -- Dated December 21, 2016

The agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017, in two tranches. The agreement requires repayment of Tranche A, totaling $16,000,000, in 3 equal quarterly installments of $100,000 beginning on April 7, 2017 and, thereafter, 17 equal quarterly installments of $266,667 and a balloon payment of $11,667,667 due with the final installment in March 2022. Interest on this advance was fixed at 4.74% on March 27, 2017. The agreement also advanced $3,500,000 under Tranche B, which is payable in 18 equal quarterly installments of $65,000 beginning on October 7, 2017, and a balloon payment of $2,330,000 due with the final installment in March 2022. Interest on this advance is floating at LIBOR plus 6.00% (7.15% at March 31, 2017).

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

109 Long Wharf Commercial Term Loan

Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00% (2.98% at March 31, 2017). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At March 31, 2017 and December 31, 2016, the Company was in compliance with these covenants.

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

The future minimum annual payments (excluding unamortized bank fees) under the debt agreements are as follows:

Years ending March 31,
(unaudited)
2018	$24,659,322
2019	18,026,831
2020	16,930,290
2021	19,581,228
2022	64,575,102
Thereafter	461,947
$144,234,720

Note 5. Derivative Instruments and Fair Value Measurements

Interest-Rate Swaps

From time to time, the Company enters into interest rate swap agreements to mitigate the risk of interest rate fluctuations on its variable rate debt. At December 31, 2015, the Company was party to one interest rate swap, which was entered into in February 2011, as required by the 109 Long Wharf Construction to Term Loan agreement. Under the terms of the swap agreement, the interest rate was fixed at 6.63%. The swap was cancelled in conjunction with, and the outstanding balance was financed by, the 109 Long Wharf Commercial Term Loan in May 2016, which is discussed in Note 4.

The Company did not elect to designate the swap as a hedge at inception, pursuant to ASC 815, Derivatives and Hedging. Accordingly, changes in the fair value are recorded in current earnings in the accompanying consolidated statements of income.
The aggregate change in the fair value of the interest rate swap agreement for the three months ended March 31, 2016 was a loss of $18,000 which was reflected in the unrealized gain on derivative instruments in the accompanying consolidated statements of income.

Forward freight agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. During the three months ended March 31, 2017 and 2016, the Company entered into FFAs that were not designated for hedge accounting. The aggregate fair value of these FFAs at March 31, 2017 and December 31, 2016 were assets of approximately $2,707,000, which are included in other current assets on the consolidated balance sheets, and liabilities of approximately $21,000, respectively, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the FFAs during the three months ended March 31, 2017 is a gain of approximately $2,728,000, which is included in unrealized gain on derivative instruments in the accompanying consolidated statements of income. There were no open positions, and therefore no gain or loss in the three months ended March 31, 2016.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During the three months ended March 31, 2017 and 2016, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at March 31, 2017 and December 31, 2016 are liabilities of approximately $454,000, which are included in other current liabilities on the consolidated balance sheets and assets of approximately $304,000, respectively, which are included in other current assets on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the three months ended March 31, 2017 and 2016 are a losses of approximately $758,000 and $318,000, respectively, which are included in unrealized gain on derivative instruments in the accompanying consolidated statements of income.

The three levels of the fair value hierarchy established by ASC 820, Fair Value Measurements and Disclosures, in order of priority are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. Our Level 1 non-derivatives include cash, money-market accounts and restricted cash accounts.

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

	Balance at March 31, 2017	Level 1	Level 2	Level 3
	(unaudited)
Margin accounts	$798,117	$798,117	$—	$—
Fuel swaps	$(454,487)	$—	$(454,487)	$—
Freight forward agreements	$2,706,550	$—	$2,706,550	$—

	Balance at December 31, 2016	Level 1	Level 2	Level 3
Margin accounts	$488,084	$488,084	$—	$—
Fuel swaps	$303,675	$—	$303,675	$—
Freight forward agreements	$(20,950)	$—	$(20,950)	$—

The estimated fair values of the Company’s forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.

Note 6. Related Party Transactions

	December 31, 2016	Activity	March 31, 2017
			(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables)	$1,109,570	228,857	$1,338,427

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$4,325,000	—	$4,325,000
Interest payable in-kind - 2011 Founders Note (i)	368,347	77,980	446,327
Promissory Note	2,000,000	—	2,000,000
Loan payable – BVH shareholder (STST)(ii)	9,278,800	(9,278,800)	—
Total current related party debt	$15,972,147	$(9,200,820)	$6,771,327

(i)    Paid in cash
(ii) ST Shipping and Transport Pte. Ltd. ("STST")

 In November 2014, the Company entered into a $5,000,000 Promissory Note (the “Note”) with Bulk Invest, Ltd., a company controlled by the Founders. The Note is payable on demand. Interest on the Note is 5%. The Company repaid $1,000,000 of the Note in 2015 and $2,000,000 of the Note in 2016.

BVH entered into an agreement for the construction of two new ultramax newbuildings in 2013. Shareholder loans totaling $9,278,800 at December 31, 2016, were provided in order to make deposits on these contracts. The loans were converted to equity in conjunction with the acquisition of the noncontrolling interest in BVH on January 27, 2017. BVH is a wholly-owned subsidiary of the Company after the acquisition.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The balance of the 2011 Founders Note was $4,325,000 at March 31, 2017 and December 31, 2016.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels and the two vessels operating under bareboat charters. During the three-month periods ended March 31, 2017 and 2016, the Company incurred technical management fees of approximately $641,000 and $437,000, respectively under this arrangement. These fees are included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at March 31, 2017 and December 31, 2016 were approximately $1,338,000 and $1,110,000, respectively.

Dividends payable to the Founders total $11,720,000 at March 31, 2017 and December 31, 2016. Dividends payable to non-controlling interests total $0.9 million at March 31, 2017.

Note 7. Commitments and Contingencies

Vessel Sale and Leaseback Accounted for as a Capital Lease

The Company's fleet includes one vessel financed under a sale and leaseback financing arrangement accounted for as a capital lease. The selling price of the vessel to the new owner (lessor) was $21,000,000 and the fair value of the vessel at the inception of the lease was $24,000,000. The difference between the selling price and the fair value of the vessel was recorded as prepaid rent and is being amortized over the 25 year estimated useful life of the vessel. Prepaid rent is included in vessel under capital lease on the consolidated balance sheet at March 31, 2017. Minimum lease payments fluctuate based on 3-month LIBOR and are payable quarterly over the seven year lease term, with a balloon payment of $11.2 million due with the final lease payment in January 2024. Interest is floating at LIBOR plus 2.75% (3.85% including the margin, at inception of the lease).

Long-term Contracts Accounted for as Operating Leases

On July 5, 2016, the Company entered into five-year bareboat charter agreements with the owner of two vessels (which were then renamed the m/v Bulk Power and the m/v Bulk Progress). Under a bareboat charter, the charterer is responsible for all of the vessel operating expenses in addition to the charter hire. The agreement also contains a profit sharing arrangement. Scheduled increases in charter hire are included in minimum rental payments and recognized on a straight-line basis over the lease term. Profit sharing is excluded from minimum lease payments and recognized as incurred. The rent expense under these bareboat charters (which are classified as operating leases) totals approximately $365,000 per annum.

The Company leases office space for its Copenhagen operations. The lease can be terminated with six months prior notice after June 30, 2018.

Future minimum lease payments under capital leases and operating leases with initial or remaining terms in excess of one year at March 31, 2017 were:

	Capital Lease	Operating Leases
2018	$2,018,295	$585,717
2019	2,018,295	530,649
2020	2,018,295	365,446
2021	2,018,295	365,446
2022	2,018,295	103,126
Thereafter	15,236,590	—
Total minimum lease payments	$25,328,065	$1,950,384
Less amount representing interest	4,328,065
Present value of minimum lease payments	21,000,000
Less current portion	1,248,211
Long-term portion	$19,751,789

The Company is subject to certain asserted claims arising in the ordinary course of business. The Company intends to vigorously assert its rights and defend itself in any litigation that may arise from such claims. While the ultimate outcome of these matters could affect the results of operations of any one year, and while there can be no assurance with respect thereto, management believes that after final disposition, any financial impact to the Company would not be material to its consolidated financial

position, results of operations, or cash flows.     In April 2017, the Company entered into a settlement agreement related to a litigation action. The Company has determined that there is no requirement to record a loss, as it has been fully indemnified by third parties related to this matter.

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

Overview

The seaborne drybulk transportation industry is cyclical and volatile. Demand for drybulk tonnage increased during the first quarter, as did drybulk market rates. The increase in freight rates is due to various factors, including higher bunker fuel prices, increasing demand across all regions and to the South American grain cargo season. The Baltic Dry Index ("BDI"), a measure of dry bulk market performance, increased over 150% from the first quarter of 2016 (at its historic low), to the first quarter of 2017.

The Company's strategy to charter in vessels to serve only contracted business means we limit our carried volume of chartered-in vessels, which shields us from losses we may incur under a long-term charter-in strategy, but will also have the effect of limiting upside in an increasing rate environment, when we charter-in vessels at higher rates to meet the needs of this contracted business.

1st Quarter 2017 Highlights

•
Net income attributable to Pangaea of $1.3 million for the quarter, even as the Company recorded a nonrecurring loss on the sale and leaseback financing arrangement for the m/v Bulk Destiny, which was delivered in January 2017. The total amount of the loss on sale and leaseback included in loss from operations was $4.3 million, of which one-half is allocated to non-controlling interests to arrive at net income attributable to Pangaea.

•	Pangaea's TCE rates increased 12% and total shipping days increased 52% due to moderate growth in the drybulk market and an increase in drybulk market rates.

•	At the end of the quarter, Pangaea had $21.7 million in unrestricted cash and cash equivalents.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the three months ended March 31, 2017 was $84.5 million, compared to $43.9 million for the same period in 2016. The total number of shipping days increased 52% to 4,342 in the three months ended March 31, 2017, compared to 2,863 for the same period in 2016. The average TCE rate was $9,943 per day for the three months ended March 31, 2017, compared to $8,888 per day for same period in 2016. The increase is predominantly due to the improvement in the dry bulk market and to the increase in total shipping days.

Components of revenue are as follows:

Voyage revenues for the three months ended March 31, 2017 increased by 85% to $77.7 million compared to $42.0 million for the same period in 2016. The increase in voyage revenues was predominantly driven by the 51% increase in the number of voyage days, which were 3,668 in the first quarter of 2017 as compared to 2,424 in the first quarter of 2016. Voyage revenues were also bolstered by the increased rates in the drybulk market over the comparable quarter.

Charter revenues increased to $6.8 million from $2.0 million, or 245%, for the three months ended March 31, 2017 compared to the same period in 2016. The increase in charter revenues was due to improvement in drybulk market rates, as indicated above, and to an increase in the number of time charter days. Time charter days were 674 in the first quarter of 2017 versus 438 in the first quarter of 2016, which is also indicative of the increased demand in the drybulk market.

Voyage Expenses

Voyage expenses for the three months ended March 31, 2017 were $41.3 million, compared to $18.5 million for the same period in 2016, an increase of approximately 123%. The increase in voyage expense was due to the increase in voyage days, as discussed above and to the increase in the cost of bunker fuel consumed. The increase in the cost of bunker fuel consumed of $11.5 million is due to both the increase in the number of voyage days and to an increase in price. The average price per ton of IFO bunker fuel increased 72% from March 31, 2016 to March 31, 2017. Bunker prices expressed on a per day basis were approximately $5,143 in the three months ended March 31, 2017 as compared to $3,030 in the three months ended March 31, 2016. Port expenses increased $6.2 million, due to the increase in the number of voyage days. The Company also incurred cargo relet expenses totaling $3.4 million in the first quarter of 2017, but did not incur any cargo relet expenses in the comparable quarter of 2016. Cargo relets are expenses paid to another operator to execute voyages when the Company determines there is arbitrage opportunity in doing so.

Charter Hire Expenses

Charter hire expenses for the three months ended March 31, 2017 were $23.2 million, compared to $8.5 million for the same period in 2016. The number of chartered-in days increased 82% from 1,601 days in the three months ended March 31, 2016 to 2,916 days for the three months ended March 31, 2017, while the improving market pushed average charter-hire rates paid by the Company up 15% for the three months ended March 31, 2017 as compared to the same period of 2016. The Company continues to operate under its successful strategy of chartering-in only for committed contracts. However, demand in the first quarter resulted in a 52% increase in total shipping days in 2017, many of which are performed on chartered-in ships.

Vessel Operating Expenses

Vessel operating expenses for the three months ended March 31, 2017 were $8.6 million, compared to $6.9 million in the comparable period in 2016, an increase of approximately 25%. The increase in vessel operating expenses is due to the increase in owned and bareboat charter days, which were 1,608 in the three months ended March 31, 2017 as compared to 1,270 in the three months ended March 31, 2016. This increase is due to the addition of two newbuildings delivered on January 7, 2017 and two vessels under bareboat charter since July 2016. Vessel operating expenses under these bareboat charters are paid by Pangaea. Vessel operating expense expressed on a per day basis decreased slightly to $5,343 for the three months ended March 31, 2017 from $5,424 for the same period in 2016.

Loss on Sale and Leaseback of Vessel

The Company sold the m/v Bulk Destiny, one of two ultramax newbuildings delivered on January 7, 2017, and simultaneously chartered-back the vessel under a capital lease financing arrangement with the buyer. At inception of the lease, the Company recognized a loss of $4.3 million representing the difference between the delivered cost and the fair value of the vessel, as determined by independent ship brokers. The Company's joint venture partner absorbed 50% of this loss, which is allocated to non-controlling interests to arrive at net income attributable to Pangaea.

(Loss) Income from Operations

The Company has a loss from operations of $0.4 million for the three months ended March 31, 2017 as compared to income from operations of $3.5 million for the three months ended March 31, 2016. This is predominantly due to the $4.3 million loss on the sale of the m/v Bulk Destiny. Total revenue increased 92% from $43.9 million for the three months ended March 31, 2016 to $84.5 million for the three months ended March 31, 2017, which is due to improvement in the drybulk shipping market and a resulting increase in total shipping days. However, the increase in market rates was met with increasing bunker prices and increasing charter hire rates, as noted above.

Unrealized Gain (Loss) on Derivative Instruments, Net

The Company entered into numerous freight forward agreements, or FFAs, for the three months ended March 31, 2017, in order to manage the risk associated with increasing charter-hire rates due to improvement in the drybulk market. The total gain on these FFAs was approximately $2.7 million. There was no gain or loss on FFAs in three months ended March 31, 2016. The Company also enters into fuel swaps to manage the risk associated with fluctuating bunker prices. The loss on these swaps (due to increasing bunker fuel prices) was approximately $0.7 million for the three months ended March 31, 2017 as compared to a gain of approximately $0.3 million for the three months ended March 31, 2016, when prices were decreasing.

Loss (Income) Attributable to Non-controlling Interests

The loss attributable to non-controlling interests is predominantly the $2.1 million loss on sale and leaseback of m/v Bulk Destinythat was allocated to BVH prior to the Company's acquisition of its joint venture partner's interest in BVH. This loss was offset by the income attributable to non-controlling interest in NBHC of approximately $0.9 million.

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

The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include the Company’s estimate of future TCE rates based on current rates under existing charters and contracts. When existing contracts expire, the Company uses an estimated TCE based on actual results and extends these rates out to the end of the vessel’s useful life. TCE rates can be highly volatile, may affect the fair value of the Company’s vessels and may have a significant impact on the Company’s ability to recover the carrying amount of its fleet. Accordingly, the volatility is contemplated in the undiscounted projected net operating cash flow by using a sensitivity analysis based on percent changes in the TCE rates. The Company prepares a series of scenarios in an attempt to capture the range of possible trends and outcomes. For example, in the event that TCE rates over the estimated useful lives of the entire fleet are 10% lower than expected, the impact on the total undiscounted projected net operating cash flow would be a decrease of 17%. Projected net operating cash flows are net of brokerage and address commissions and assume no revenue on scheduled offhire days. The Company uses the current vessel operating expense budget, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows. If these projected cash flows do not exceed the carrying value of the asset group, an impairment charge would be recognized.

During the periods ended March 31, 2017 and December 31, 2016, the Company identified a potential impairment indicator by reference to estimated market values of its vessel groups. As a result, the Company evaluated each group for impairment by estimating the total undiscounted cash flows expected to result from the use of the group and its eventual disposal. The estimated undiscounted future cash flows were determined to be higher than the carrying amount of each group. Therefore, the Company did not recognize any additional loss on impairment for the three months ended March 31, 2017 or the year ended December 31, 2016.

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

At March 31, 2017 and December 31, 2017, the Company has working capital deficits of $0.6 million and $9.3 million, respectively. Included in current liabilities, and therefore impacting working capital, are loans and dividends payable to the Founders and their affiliated entities. These debts will only be repaid when cash flow is sufficiently in excess of normal operating requirements.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $2.4 million and $4.1 million in the three months ended March 31, 2017 and 2016, respectively; $19.2 million in 2016 and $26.0 million in 2015; and its ability to procure long-term fixed contract employment (COAs) with new and longstanding customers. In addition, the Company has demonstrated its unique ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments. For more information on the results of operations, see ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

Capital Expenditures

The Company’s capital expenditures relate to the purchase and lease of interests in vessels, and capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned and leased fleet includes two Panamax drybulk carriers, four Supramax drybulk carriers, two Ultramax Ice-Class 1C and two Handymax drybulk carriers (both of which are Ice-Class 1A). The Company also has a one-third interest in a consolidated joint venture which owns six Panamax Ice-Class 1A drybulk carriers.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at March 31, 2017 or December 31, 2016.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The international shipping industry is capital intensive, requiring significant amounts of investment provided in the form of long-term debt. Certain of the Company’s outstanding debt contain floating interest rates that fluctuate with changes in the financial markets and in particular changes in LIBOR. Increasing interest rates could increase the Company’s interest expense and adversely impact its future earnings. In the past, the Company has managed this risk by entering into interest rate swap agreements in which the Company exchanged fixed and variable interest rates based on agreed upon notional amounts. The Company has used such derivative financial instruments as risk management tools and not for speculative or trading purposes. As of March 31, 2017 and December 31, 2016, the Company did not have any open interest rate swap agreements. The Company’s net effective exposure to floating interest rate fluctuations on its outstanding debt was $45.5 million and $46.8 million, respectively, at March 31, 2017 and December 31, 2016.

The Company’s interest expense is affected by changes in the general level of interest rates, particularly LIBOR. As an indication of the extent of the Company’s sensitivity to interest rate changes, an increase in LIBOR of 1% would have decreased the Company’s net income and cash flows during the three months ended March 31, 2017 and 2016 by approximately $0.1 million and $0.3 million, respectively, based on the debt levels at the beginning of each period. The Company expects its sensitivity to interest rate changes to increase in the future if the Company enters into additional floating rate debt agreements in connection with its acquisition of additional vessels.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of FFAs at March 31, 2017 was an asset of $2.7 million and the aggregate fair value of FFAs at December 31, 2016 was a liability of approximately $21,000.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at March 31, 2017 was a liability of $0.5 million. At December 31, 2016 the aggregate fair value of fuel swaps was an asset of approximately $0.3 million.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the three months ended March 31, 2017.

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

Item 1A – Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 23, 2017.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit no.	Description	Incorporated By Reference			Filed herewith
		Form	Date	Exhibit

10.36	Fourth Amendatory Agreement dated April 14, 2017				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

EX-101.INS	XBRL Instance Document				X

EX-101.SCH	XBRL Taxonomy Extension Schema				X

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase				X

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2017.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni DelSignore
Gianni DelSignore
Chief Financial Officer
(Principal Financial and Accounting Officer)