Form 10-Q
period 2017-06-30
Pangaea Logistics Solutions Ltd.
filed 2017-08-14
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Common Stock, par value $0.01 per share, 43,795,182 shares outstanding as of August 14, 2017.

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$29,436,482	$22,322,949
Restricted cash	4,000,000	6,100,000
Accounts receivable (net of allowance of $4,283,826 at June 30, 2017 and $4,752,265 at December 31, 2016)	26,653,536	20,476,797
Bunker inventory	14,944,785	13,202,937
Advance hire, prepaid expenses and other current assets	9,931,653	6,441,583
Total current assets	84,966,456	68,544,266

Fixed assets, net	293,793,460	275,265,672
Investments in newbuildings in-process	—	18,383,964
Vessels under capital lease	30,576,925	—
Total assets	$409,336,841	$362,193,902

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$29,342,760	$23,231,179
Related party debt	6,850,173	15,972,147
Deferred revenue	6,905,467	6,422,982
Current portion of secured long-term debt	18,343,971	19,627,846
Current portion of capital lease obligations	1,733,509	—
Dividend payable	12,624,825	12,624,825
Total current liabilities	75,800,705	77,878,979

Secured long-term debt, net	117,689,641	107,637,851
Obligations under capital lease	25,921,758	—

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding
Common stock, $0.0001 par value, 100,000,000 shares authorized; 41,197,404 shares issued and outstanding at June 30, 2017; 36,590,417 shares issued and outstanding at December 31, 2016	4,120	3,659
Additional paid-in capital	148,888,160	133,677,321
Accumulated deficit	(20,799,954)	(17,409,579)
Total Pangaea Logistics Solutions Ltd. equity	128,092,326	116,271,401
Non-controlling interests	61,832,411	60,405,671
Total stockholders' equity	189,924,737	176,677,072
Total liabilities and stockholders' equity	$409,336,841	$362,193,902

The accompanying notes are an integral part of these condensed consolidated financial statements

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Voyage revenue	$80,231,015	$53,548,976	$157,919,464	$95,523,295
Charter revenue	11,192,763	3,412,729	17,959,435	5,375,929
	91,423,778	56,961,705	175,878,899	100,899,224
Expenses:
Voyage expense	38,597,148	26,766,724	79,869,067	45,267,606
Charter hire expense	33,174,063	15,041,229	56,375,218	23,544,403
Vessel operating expense	9,074,357	7,904,828	17,665,599	14,793,910
General and administrative	3,141,276	2,935,950	6,656,040	5,972,321
Depreciation and amortization	3,711,712	3,528,596	7,653,507	7,044,052
Loss on sale and leaseback of vessels	4,915,044	—	9,205,042	—
Total expenses	92,613,600	56,177,327	177,424,473	96,622,292

(Loss) income from operations	(1,189,822)	784,378	(1,545,574)	4,276,932

Other income (expense):
Interest expense, net	(2,244,110)	(1,530,425)	(3,875,098)	(2,900,038)
Interest expense on related party debt	(78,846)	(75,010)	(156,825)	(155,500)
Unrealized (loss) gain on derivative instruments, net	(1,476,380)	1,387,391	490,007	1,051,432
Other income (expense)	813,356	67,661	908,006	(34,657)
Total other expense, net	(2,985,980)	(150,383)	(2,633,910)	(2,038,763)

Net (loss) income	(4,175,802)	633,995	(4,179,484)	2,238,169
(Income) loss attributable to non-controlling interests	(561,379)	(504,361)	789,146	(911,431)
Net (loss) income attributable to Pangaea Logistics Solutions Ltd.	$(4,737,181)	$129,634	$(3,390,338)	$1,326,738

(Loss) earnings per common share:
Basic	$(0.13)	$—	$(0.10)	$0.04
Diluted	$(0.13)	$—	$(0.10)	$0.04

Weighted average shares used to compute (loss) earnings
per common share
Basic	35,539,186	35,150,453	35,411,060	35,140,332
Diluted	35,539,186	35,337,290	35,411,060	35,269,824

The accompanying notes are an integral part of these condensed consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net (loss) income	$(4,179,484)	$2,238,169
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization expense	7,653,507	7,044,052
Amortization of deferred financing costs	368,387	354,431
Amortization of prepaid rent	60,969	—
Unrealized loss (gain) on derivative instruments	(490,007)	(1,051,432)
(Gain) loss from equity method investee	(194,612)	30,380
(Recovery of) provision for doubtful accounts	(10,356)	931,962
Loss on sale and leaseback of vessel	9,134,908	—
Share-based compensation	677,936	176,068
Change in operating assets and liabilities:
Decrease in restricted cash	—	500,000
Accounts receivable	(6,166,383)	4,205,465
Bunker inventory	(1,741,848)	(900,310)
Advance hire, prepaid expenses and other current assets	(3,343,536)	(1,082,336)
Drydocking costs	(754,120)	(42,478)
Accounts payable, accrued expenses and other current liabilities	6,853,566	(2,319,659)
Deferred revenue	482,485	(99,238)
Net cash provided by operating activities	8,351,412	9,985,074

Investing activities
Purchase of vessels	(46,846,313)	(402,432)
Purchase of building and equipment	(16,775)	(30,000)
Purchase of non-controlling interest in consolidated subsidiary	(832,572)	—
Net cash used in investing activities	(47,695,660)	(432,432)

Financing activities
Payments of related party debt	—	(2,500,946)
Proceeds from long-term debt	25,000,000	1,096,000
Payments of financing and issuance costs	(876,542)	(34,425)
Payments of long-term debt	(15,723,929)	(13,110,553)
Proceeds from sale and leaseback of vessel	28,000,000	—
Payments of capital lease obligations	(344,733)	—
Decrease in restricted cash	2,100,000	—
Proceeds from private placement of common stock, net of issuance costs	8,302,985	—
Accrued common stock dividends paid	—	(100,000)
Net cash provided by (used in) financing activities	46,457,781	(14,649,924)

Net increase (decrease) in cash and cash equivalents	7,113,533	(5,097,282)
Cash and cash equivalents at beginning of period	22,322,949	37,520,240
Cash and cash equivalents at end of period	$29,436,482	$32,422,958

Supplemental cash flow information
Cash paid for interest	$3,022,756	$2,381,513
Extinguishment of related party loan	$9,278,800	$—

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

The Company owns two Panamax, two Ultramax Ice Class 1C, five Supramax and two Handymax Ice Class 1A drybulk vessels, including two vessels financed under capital lease obligations. The Company also owns one-third of Nordic Bulk Holding Company Ltd. (“NBHC”), a consolidated joint venture with a fleet of six Panamax Ice Class 1A drybulk vessels. The Company operates two additional Supramax drybulk vessels under bareboat charter for five-year periods that commenced on July 13, 2016.

On January 27, 2017, the Company acquired its consolidated joint venture partner's interest in Nordic Bulk Ventures Holding Company Ltd. (“BVH”). BVH owns m/v Bulk Destiny and m/v Bulk Endurance through wholly-owned subsidiaries. BVH is wholly-owned by the Company after the acquisition.

On March 21, 2017, the Company's Board of Directors (the “Board”) approved, and on June 27, 2017, the shareholders holding a majority of the issued and outstanding shares of our Common Stock approved, by unanimous written consent, the issuance of shares of our Common Stock in connection with two stock purchase agreements, both dated as of June 15, 2017, (the “Agreements”). The holders of 31,304,961 shares of our Common Stock, representing approximately 84% of the shares of our Common Stock, executed the written consent.

Shares of common stock sold to institutional and accredited investors under the Agreements totaled 3,935,665. These shares were issued on June 29, 2017 for aggregate net proceeds of $8.3 million. The Agreements also provided for the sale and issuance of 2,597,778 shares of Common Stock to inside investors, for an aggregate amount of $5.8 million, of which approximately $4.4 million was issued as in-kind payment of accrued dividends. These shares were issued on August 9, 2017. The shares of Common Stock issued in connection with the Agreements represent approximately 17% of the Company’s then outstanding Common Stock, which had the effect of diluting our existing shareholders that are not institutional investors, as well as any investors that did not purchase a proportionate number of shares of Common Stock pursuant to the Agreements, relative to their current holdings, to prevent dilution. Upon completion of these transactions, issued and outstanding shares of Common Stock totaled 43,795,182.

Note 2. Basis of Presentation

The accompanying consolidated balance sheet as of June 30, 2017, the consolidated statements of income and cash flows for the three and six months ended June 30, 2017 and 2016 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the three and six months ended June 30, 2017 and 2016. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three and six month periods are unaudited. Certain information and disclosures included in the annual consolidated financial statements have been omitted for the interim periods pursuant to the rules and regulations of the SEC. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or for any other interim period or future years.

 The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are the estimated fair value used in determining loss on sale and leaseback of vessel, the estimated future cash flows used in its impairment analysis, the estimated salvage value used in determining depreciation expense and the allowances for doubtful accounts.

Advance hire, prepaid expenses and other current assets were comprised of the following:

	June 30, 2017	December 31, 2016
	(unaudited)
Advance hire	$4,890,377	$2,232,444
Prepaid expenses	1,440,209	1,844,522
Derivative asset	2,547,092	259,126
Other current assets	1,053,975	2,105,491
	$9,931,653	$6,441,583

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	June 30, 2017	December 31, 2016
	(unaudited)
Accounts payable	$22,175,980	$15,435,179
Accrued voyage expenses	6,407,308	6,955,389
Accrued interest	619,476	412,984
Other accrued liabilities	139,996	427,627
	$29,342,760	$23,231,179

In February 2016, the FASB issued an ASU 2016-02, Accounting Standards Update for Leases. The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company does not typically enter into charters for terms exceeding six months. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial statements.

In May 2014, the FASB issued an ASU 2014-09, Accounting Standards Update for Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. While we are continuing to assess all potential impacts of the standard, the Company's preliminary expectation is that revenue from vessels operating on time charter will continue to be recognized under current revenue recognition policies because the services being provided to its customers currently reflect the consideration to which the entity expects to be entitled in exchange for those services, and because these arrangements qualify as single performance obligations that meet the criteria to recognize revenue over time, as the customer is simultaneously receiving and consuming the benefits of these services. The performance obligation in a voyage charter is also the transportation service provided and also meets the criteria to recognize revenue over time. However, under the new standard, our preliminary expectation is that revenue for these voyages to be recognized over the period between load port and discharge port in contrast to the current recognition policy to recognize revenue from discharge port to discharge port. The Company also believes that under the new standard, it will recognize an asset from certain costs incurred to fulfill contracts that have not begun to load if they meet the criteria outlined in this update. Such assets will be amortized pro rata over the period of the contract. Neither of these changes is expected to have a material impact on the consolidated financial statements because the number of open voyages at any point in time are not a significant portion of the annual total and the difference in revenue is expected to be only a small percentage of such voyage revenue. The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect adjustment to opening retained earnings in the period of initial period of adoption. Management will apply the modified retrospective transition method and will recognize the cumulative effect of adopting this standard as an adjustment to the opening balance of retained earnings as of January 1, 2018. Prior periods will not be retrospectively adjusted. The Company continues to make progress in its implementation and assessment of the new revenue standard. In addition, we are evaluating recently issued guidance on practical expedients as part of our transition decision.

In November 2016, the FASB issued an ASU 2016-18 Accounting Standards Update for Statement of Cash Flows. The amendments in this Update provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing the diversity in practice. Specifically, this Update addresses how to classify and present changes in restricted cash or restricted cash equivalents that occur when there are transfers between cash, cash equivalents, and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents or direct cash payments made from restricted cash or restricted cash equivalents The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company does not expect adoption of this guidance to have a material impact on its financial statements.

Note 3. Fixed Assets

At June 30, 2017, the Company owned seventeen dry bulk vessels including two financed under capital lease obligations. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	June 30,	December 31,
	2017	2016
Owned vessels	(unaudited)
m/v BULK PANGAEA	$17,139,017	$17,879,380
m/v BULK PATRIOT	11,741,723	12,391,724
m/v BULK JULIANA	11,831,893	12,252,733
m/v NORDIC ODYSSEY	26,327,977	27,021,211
m/v NORDIC ORION	27,171,255	27,874,584
m/v BULK TRIDENT	14,578,631	14,962,163
m/v BULK BEOTHUK (1)	—	12,006,270
m/v BULK NEWPORT	13,138,035	13,473,429
m/v NORDIC BARENTS	3,431,169	3,517,151
m/v NORDIC BOTHNIA	3,425,976	3,520,616
m/v NORDIC OSHIMA	30,734,293	31,346,414
m/v NORDIC OLYMPIC	30,966,125	31,560,965
m/v NORDIC ODIN	31,145,046	31,741,658
m/v NORDIC OASIS	32,221,643	32,834,500
m/v BULK ENDURANCE (2)	27,536,556	—
m/v BULK FREEDOM (3)	8,898,948	—
	290,288,287	272,382,798
Other fixed assets, net	3,505,173	2,882,874
Total fixed assets, net	$293,793,460	$275,265,672

Vessels under capital lease
m/v BULK DESTINY (4)	$23,576,925	$—
m/v BULK BEOTHUK (1)	$7,000,000	$—
	$30,576,925	$—

(1)
The m/v Bulk Beothuk was sold on June 15, 2017 and simultaneously chartered back under a bareboat charter accounted for as a capital lease. At June 30, 2017, the vessel had a carrying amount of $7.0 million.

(2)	The m/v Bulk Endurance was delivered to the Company on January 7, 2017.

(3)	The Company acquired the m/v Bulk Freedom on June 14, 2017.

(4)	The Company took delivery of the m/v Bulk Destiny on January 7, 2017 and simultaneously entered into a sale and leaseback financing agreement, the terms of which are discussed in Note 7.

The Company also operates two dry bulk vessels under bareboat charters accounted for as operating leases, as discussed in Note 7.

Long-lived Assets Impairment Considerations. The carrying values of the Company’s vessels may not represent their fair market value or the amount that could be obtained by selling the vessel at any point in time because the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the pricing of new vessels, which tend to be cyclical. The carrying value of each group of vessels classified as held and used are reviewed for potential impairment when events or changes in circumstances indicate that the carrying value of a particular group may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the group and its eventual disposition is less than its carrying value. This assessment is made at the group level, which represents the lowest level for which identifiable cash flows are largely independent of other groups of assets. The asset groups established by the Company are defined by vessel size and major characteristic or trade.

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

During the three and six months ended June 30, 2017 and the year ended December 31, 2016, the Company identified potential impairment indicators by reference to estimated market values of its vessel groups. As a result, the Company evaluated each group for impairment by estimating the total undiscounted cash flows expected to result from the use of the group and its eventual disposal. The estimated undiscounted future cash flows were determined to be higher than the carrying amount of each group. Therefore, the Company did not recognize any loss on impairment for the three and six months ended June 30, 2017 or the year ended December 31, 2016.

Note 4. Debt

Long-term debt consists of the following:

	June 30, 2017	December 31, 2016
	(unaudited)
Bulk Pangaea Secured Note	$—	$1,040,625
Bulk Patriot Secured Note	—	1,087,500
Bulk Trident Secured Note (1)	4,537,500	5,737,500
Bulk Juliana Secured Note (1)	2,535,157	3,042,186
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	73,575,000	77,325,001
Bulk Atlantic Secured Note	—	5,350,000
Bulk Phoenix Secured Note (1)	5,616,663	6,816,685
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	6,445,640	7,097,820
Bulk Nordic Oasis Ltd. Loan Agreement (2)	19,250,000	20,000,000
Bulk Nordic Six Ltd. Loan Agreement	19,400,000	—
Bulk Freedom Loan Agreement	5,500,000	—
109 Long Wharf Commercial Term Loan	977,267	1,032,067
Phoenix Bulk Carriers (US) LLC Automobile Loan	25,856	28,582
Phoenix Bulk Carriers (US) LLC Master Loan	207,197	236,242
Total	138,070,280	128,794,208
Less: current portion	(18,343,971)	(19,627,846)
Less: unamortized bank fees	(2,036,668)	(1,528,511)
Secured long-term debt, net	$117,689,641	$107,637,851

(1)
The Bulk Juliana Secured Note, the Bulk Trident Secured Note and the Bulk Phoenix Secured Note are cross-collateralized by the m/v Bulk Juliana, m/v Bulk Trident and m/v Bulk Newport and are guaranteed by the Company.

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

The Senior Secured Post-Delivery Term Loan Facility

On April 14, 2017, the Company, through its wholly owned subsidiaries, Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Trident and Bulk Phoenix, entered into the Fourth Amendatory Agreement, (the "Fourth Amendment"), amending and supplementing the Loan Agreement dated April 15, 2013, as amended by a First Amendatory Agreement dated May 16, 2013, the Second Amendatory Agreement dated August 28, 2013 and the Third Amendatory Agreement dated July 14, 2016. The Fourth Amendment advanced the final repayment dates for Bulk Pangaea and Bulk Patriot and extended the final maturity date and modified the repayment schedules, as follows:

Bulk Pangaea Secured Note

Initial amount of $12,250,000, entered into in December 2009, for the acquisition of m/v Bulk Pangaea. The Fourth Amendment advanced the final installment to April 18, 2017, thereby increasing the amount to $1,040,625, which was paid on the maturity date.

Bulk Patriot Secured Note

Initial amount of $12,000,000, entered into in September 2011, for the acquisition of the m/v Bulk Patriot. The Fourth Amendment advanced the final installment to April 18, 2017, thereby increasing the amount to $1,087,500, which was paid on the maturity date.

Bulk Trident Secured Note

Initial amount of $10,200,000, entered into in April 2012, for the acquisition of the m/v Bulk Trident. The Fourth Amendment extends the final maturity date and modifies the repayment schedule. The first and second quarterly installments following the amendment were increased to $650,000 and the third and fourth installments were increased to $435,000. These are followed by two installments of $327,500 and three of $300,000. A balloon payment of $1,462,500 is payable on July 19, 2019. The interest rate was fixed at 4.29% through April 19, 2017 and is floating at LIBOR plus 3.50% (4.78% at June 30, 2017), since April 19, 2017.

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

The agreement contains financial covenants that require the Company to maintain a minimum net worth and minimum liquidity, on a consolidated basis. The facility also contains a consolidated leverage ratio and a consolidated debt service coverage ratio. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of June 30, 2017 and December 31, 2016, the Company was in compliance with these covenants.

Bulk Atlantic Secured Note

Initial amount of $8,520,000, entered into on February 18, 2013, for the acquisition of m/v Bulk Beothuk. The loan required repayment in 8 equal quarterly installments of $90,000 beginning in May 2013, 12 equal quarterly installments of $295,000 and a balloon payment of $4,170,000 due in February 2018. The loan was repaid in conjunction with the sale of the vessel on June 6, 2017.

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

Interest on 50% of the advances to Odyssey and Orion was fixed at 4.24% in March 2017. Interest on the remaining advances to Odyssey and Orion is floating at LIBOR plus 2.40% (3.55% at June 30, 2017). Interest on 50% of the advances to Odin and Olympic was fixed at 3.95% in January 2017. Interest on the remaining advances to Odin and Olympic was floating at LIBOR plus 2.0% and was fixed at 4.07% on April 27, 2017. Interest on 50% of the advance to Oshima was fixed at 4.16% in January 2017. Interest on the remaining advance to Oshima is floating at LIBOR plus 2.25% (3.55% at June 30, 2017).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At June 30, 2017 and December 31, 2016 , the Company was in compliance with this clause.

The Bulk Nordic Oasis Ltd. - Loan Agreement -- Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment in March 2022. Interest on this advance is fixed at 4.30%.

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of June 30, 2017 and December 31, 2016, the Company was in compliance with this covenant.

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

The facility bears interest at LIBOR plus 2.50% (3.80% at June 30, 2017). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $1,755,415 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel and a minimum value clause ("MVC"). The Company was in compliance with this covenant at June 30, 2017 and December 31, 2016.

The Bulk Nordic Six Ltd. - Loan Agreement -- Dated December 21, 2016

The agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017, in two tranches. The agreement requires repayment of Tranche A, totaling $16,000,000, in 3 equal quarterly installments of $100,000 beginning on April 7, 2017 and, thereafter, 17 equal quarterly installments of $266,667 and a balloon payment of $11,667,667 due with the final installment in March 2022. Interest on this advance was fixed at 4.74% on March 27, 2017. The agreement also advanced $3,500,000 under Tranche B, which is payable in 18 equal quarterly installments of $65,000 beginning on October 7, 2017, and a balloon payment of $2,330,000 due with the final installment in March 2022. Interest on this advance is floating at LIBOR plus 6.00% (7.30% at June 30, 2017).

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

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due with the final installment. Interest is floating at LIBOR plus 3.75% (5.05% at June 30, 2017).

The loan is secured by a first preferred mortgage on the m/v Bulk Freedom, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios.

109 Long Wharf Commercial Term Loan

Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00% (3.30% at June 30, 2017). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At June 30, 2017 and December 31, 2016, the Company was in compliance with these covenants.

Phoenix Bulk Carriers (US) LLC Automobile Loan

The Company purchased a commercial vehicle for use at the site of its port project on the United States' East Coast. The total loan amount of $29,435 is payable in 60 equal monthly installments of $539. Interest is fixed at 3.74%.

Phoenix Bulk Carriers (US) LLC Master Equipment Loan

The Company purchased commercial equipment for use at the site of its port project on the United States' East Coast. The total loan amount of $250,536 is payable in 48 equal monthly installments of $5,741. Interest is fixed at 4.75%.

The future minimum annual payments (excluding unamortized bank fees) under the debt agreements are as follows:

Years ending June 30,
(unaudited)
2018	$18,343,971
2019	16,016,091
2020	18,224,697
2021	19,414,413
2022	65,641,842
Thereafter	429,266
$138,070,280

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
The aggregate change in the fair value of the interest rate swap agreement for the six months ended June 30, 2016 was a loss of $104,000 which was reflected in the unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of operations.

Forward freight agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. Between November 2016 and June 30, 2017, the Company entered into FFAs that were not designated for hedge accounting. The aggregate fair value of these FFAs at June 30, 2017 and December 31, 2016 were assets of approximately $1,054,000, which are included in other current assets on the consolidated balance sheets, and liabilities of approximately $21,000, respectively, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the FFAs during the three and six months ended June 30, 2017 are a loss of approximately $1,650,000 and a gain of approximately $1,075,000, respectively, which are included in unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of operations. There were no open positions, and therefore no gain or loss in the three and six months ended June 30, 2016.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During 2017 and 2016, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at June 30, 2017 and December 31, 2016 are liabilities of approximately $281,000, which are included in other current liabilities on the consolidated balance sheets and assets of approximately $304,000, respectively, which are included in other current assets on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the three and six months ended June 30, 2017 are gains of approximately $173,000 and losses of approximately $585,000, respectively, which are included in unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of operations. The change in the aggregate fair value of the fuel swaps during the three and six months ended June 30, 2016 are gains of approximately $1,265,000 and $948,000, respectively, which are included in unrealized gain on derivative instruments in the accompanying consolidated statements of income.

The three levels of the fair value hierarchy established by ASC 820, Fair Value Measurements and Disclosures, in order of priority are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. Our Level 1 non-derivatives include cash, money-market accounts and restricted cash accounts.

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

	Balance at June 30, 2017	Level 1	Level 2	Level 3
	(unaudited)
Margin accounts	$756,026	$756,026	$—	$—
Fuel swaps	$(281,142)	$—	$(281,142)	$—
Freight forward agreements	$1,053,975	$—	$1,053,975	$—

	Balance at December 31, 2016	Level 1	Level 2	Level 3
Margin accounts	$488,084	$488,084	$—	$—
Fuel swaps	$303,675	$—	$303,675	$—
Freight forward agreements	$(20,950)	$—	$(20,950)	$—

The estimated fair values of the Company’s forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.

Note 6. Related Party Transactions

	December 31, 2016	Activity	June 30, 2017
			(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables)	$1,109,570	646,864	$1,756,434

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$4,325,000	—	$4,325,000
Interest payable in-kind - 2011 Founders Note (i)	368,347	156,826	525,173
Promissory Note	2,000,000	—	2,000,000
Loan payable – BVH shareholder (STST)(ii)	9,278,800	(9,278,800)	—
Total current related party debt	$15,972,147	$(9,121,974)	$6,850,173

(i)    Paid in cash
(ii) ST Shipping and Transport Pte. Ltd. ("STST")

 In November 2014, the Company entered into a $5,000,000 Promissory Note (the “Note”) with Bulk Invest, Ltd., a company controlled by the Founders. The Note is payable on demand. Interest on the Note is 5%. The Company repaid a net amount of $3,000,000 since the Note's inception.

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

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The balance of the 2011 Founders Note was $4,325,000 at June 30, 2017 and December 31, 2016.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels and the two vessels operating under bareboat charters. During the three and six-month periods ended June 30, 2017 and 2016, the Company incurred technical management fees of approximately $662,400 and $1,304,000; and $437,000 and $874,000, respectively, under this arrangement. These fees are included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at June 30, 2017 and December 31, 2016 were approximately $1,756,000 and $1,110,000, respectively.

Dividends payable to the Founders total $11,720,000 at June 30, 2017 and December 31, 2016. Approximately $4.4 million of these dividends payable were paid in-kind through issuance of common shares on August 9, 2017, as discussed in Note 1. Dividends payable to non-controlling interests total $904,000 at June 30, 2017.

Note 7. Commitments and Contingencies

Vessel Sales and Leasebacks Accounted for as Capital Leases

The Company's fleet includes one vessel financed under a sale and leaseback financing arrangement accounted for as a capital lease. The selling price of the vessel to the new owner (lessor) was $21.0 million and the fair value of the vessel at the inception of the lease was $24.0 million. The difference between the selling price and the fair value of the vessel was recorded as prepaid rent and is being amortized over the 25 year estimated useful life of the vessel. Prepaid rent is included in vessel under capital lease on the consolidated balance sheet at June 30, 2017. Minimum lease payments fluctuate based on three-month LIBOR and are payable quarterly over the seven year lease term, with a balloon payment of $11,200,000 due with the final lease payment in January 2024. Interest is floating at LIBOR plus 2.75% (3.85% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

The Company's fleet also includes one vessel financed under a sale and leaseback (bareboat charter) accounted for as a capital lease. The selling price was $7,000,000 and the fair value is estimated to be the same. The lease is payable at $3,500 per day every fifteen days over the five year lease term, and a balloon payment of $4,000,000 is due with the final lease payment in June 2022. Interest is fixed at 11.83%. The Company will own this vessel at the end of the lease term.

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

The Company leases office space for its Copenhagen operations. The lease can be terminated with six months prior notice after June 30, 2018.

Future minimum lease payments under capital leases and operating leases with initial or remaining terms in excess of one year at June 30, 2017 were:

	Capital Lease	Operating Leases
2018	$3,278,295	$585,717
2019	3,278,295	475,582
2020	3,278,295	365,446
2021	3,278,295	365,446
2022	7,173,295	12,015
Thereafter	14,732,015	—
Total minimum lease payments	$35,018,490	$1,804,206
Less amount representing interest	7,363,223
Present value of minimum lease payments	27,655,267
Less current portion	1,733,509
Long-term portion	$25,921,758

The Company is subject to certain asserted claims arising in the ordinary course of business. The Company intends to vigorously assert its rights and defend itself in any litigation that may arise from such claims. While the ultimate outcome of these matters could affect the results of operations of any one year, and while there can be no assurance with respect thereto, management believes that after final disposition, any financial impact to the Company would not be material to its consolidated financial position, results of operations, or cash flows.     In April 2017, the Company entered into a settlement agreement related to a litigation action. The Company was indemnified by third parties related to this matter and recovered approximately $462,000 that was reserved at the time the action was initiated which is included in other income (expense) in the consolidated statements of operations for the three months ended June 30, 2017.

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

Overview

The seaborne drybulk transportation industry is cyclical and volatile. Drybulk market rates improved markedly from the fall of 2016 to March of this year, but the market has given up some of its recent gains since that time. The increase in freight rates is due to various factors, including higher bunker fuel prices and increasing grain prices and futures. The Baltic Dry Index ("BDI"), a measure of dry bulk market performance, increased to an average of 1,096 for the second quarter of 2017, from an average of 563 for the second quarter of 2016.

The Company's strategy to charter in vessels to serve only contracted business means we limit our carried volume of chartered-in vessels, which shields us from losses we may incur under a long-term charter-in strategy, but will also have the effect of limiting upside in an increasing rate environment, when we charter-in vessels at higher rates to meet the needs of this contracted business.

2nd Quarter 2017 Highlights

•	Increase in revenue from $57.0 million to $91.4 million (61%) from Q2 2016 to Q2 2017.

•
Pangaea's TCE rates increased 30% and total shipping days increased 35% due to continued growth in the drybulk market and to an increase in drybulk market rates. The BDI, a measure of drybulk performance, increased to an average of 1,096 for the second quarter of 2017 versus 563 for the same period of 2016.

•
At the end of the quarter, Pangaea had $29.4 million in unrestricted cash and cash equivalents after acquiring the m/v Bulk Freedom on June 14, 2017. Cash includes $8.3 million net proceeds from the issuance of common stock in a private placement transaction completed on June 26, 2017.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the three months ended June 30, 2017 was $91.4 million, compared to $57.0 million for the same period in 2016. The total number of shipping days increased 35% to 4,661 in the three months ended June 30, 2017, compared to 3,457 for the same period in 2016. The average TCE rate was $11,333 per day for the three months ended June 30, 2017, compared to $8,735 per day for same period in 2016. The revenue increase is predominantly due to the increase in total shipping days and to overall improvement in the dry bulk market.

Components of revenue are as follows:

Voyage revenues for the three months ended June 30, 2017 increased by 50% to $80.2 million compared to $53.5 million for the same period in 2016. The increase in voyage revenues was predominantly driven by the 25% increase in the number of voyage days, which were 3,719 in the second quarter of 2017 as compared to 2,972 in the second quarter of 2016. Voyage revenues were also bolstered by the increased rates in the drybulk market over the comparable quarter.

Charter revenues increased to $11.2 million from $3.4 million, or 228%, for the three months ended June 30, 2017 compared to the same period in 2016. The increase in charter revenues was due to improvement in drybulk market rates, as indicated above, and to an increase in the number of time charter days. Time charter days were 943 in the second quarter of 2017 versus 485 in the second quarter of 2016.

Voyage Expenses

Voyage expenses for the three months ended June 30, 2017 were $38.6 million, compared to $26.8 million for the same period in 2016, an increase of approximately 44%. The increase in voyage expense was due to the increase in voyage days, as discussed above and to the increase in the cost of bunker fuel consumed. The $8.1 million increase in the cost of bunker fuel consumed of was due to both the increase in the number of voyage days, as noted above, and to an increase in price. The average price paid for inventory increased 54% in the second quarter of 2017 over the second quarter of 2016. Bunker prices expressed on a per day basis were approximately $5,109 in the three months ended June 30, 2017 as compared to $3,665 in the three months ended June 30, 2016. Port expenses increased $2.2 million or 16%, due to the increase in the number of voyage days.

Charter Hire Expenses

Charter hire expenses for the three months ended June 30, 2017 were $33.2 million, compared to $15.0 million for the same period in 2016. The number of chartered-in days increased 45% from 2,241 days in the three months ended June 30, 2016 to 3,253 days for the three months ended June 30, 2017, while the improving market pushed average charter-hire rates paid by the Company up 52% for the three months ended June 30, 2017 as compared to the same period of 2016. Charter hire expense as a percentage of total revenue rose from 26% in the three months ended June 30, 2016 to 36% in the three months ended June 30, 2017. The Company continues to operate under its successful strategy of chartering-in only for committed contracts. However, demand in the second quarter resulted in a 35% increase in total shipping days, many of which are performed on chartered-in ships.

Vessel Operating Expenses

Vessel operating expenses for the three months ended June 30, 2017 were $9.1 million, compared to $7.9 million in the comparable period in 2016, an increase of approximately 15%. The increase in vessel operating expenses is due to the increase in owned and bareboat charter days, which were 1,650 in the three months ended June 30, 2017 as compared to 1,274 in the three months ended June 30, 2016. This increase is due to the addition of two newbuildings delivered on January 7, 2017, two vessels under bareboat charter since July 2016 and a vessel acquisition on June 14, 2017. Vessel operating expenses under the bareboat charters are paid by Pangaea. Vessel operating expense expressed on a per day basis decreased to $5,500 for the three months ended June 30, 2017 from $6,205 for the same period in 2016. This is due to the economy of scale gained by the Company's in-house technical management with the addition of the vessels noted above, and the related reduction in the cost of stores and spare parts for volume purchasing.

Loss on Sale and Leaseback of Vessel

The Company sold the m/v Bulk Beothuk on June 6, 2017, and simultaneously chartered-back the vessel under a capital lease with the buyer. At inception of the lease, the Company recognized a loss of $4.9 million representing the difference between the selling price and the carrying amount of the vessel.

(Loss) Income from Operations

The Company has a loss from operations of $1.2 million for the three months ended June 30, 2017 as compared to income from operations of $0.8 million for the three months ended June 30, 2016. This is due to the $4.9 million loss on the sale of the m/v Bulk Beothuk, without which there would be income from operations of $3.7 million. Total revenue increased 61% from $57.0 million for the three months ended June 30, 2016 to $91.4 million for the three months ended June 30, 2017, which is due to improvement in the drybulk shipping market and a resulting increase in total shipping days. However, the increase in market rates was met with increasing bunker prices and increasing charter hire rates, as noted above.

Interest Expense

The increase in interest expense is predominantly due to the lease of the m/v Bulk Destiny and the acquisition of the m/v Bulk Endurance, both in January 2017.

Unrealized (Loss) Gain on Derivative Instruments, Net

The Company entered into numerous freight forward agreements, or FFAs, between November 2016 and the June 2017, in order to manage the risk associated with increasing charter-hire rates due to improvement in the drybulk market. The total loss on these FFAs was approximately $1.7 million for the three months ended June 30, 2017. There were no open positions and therefore no gain or loss on FFAs in three months ended June 30, 2016. The Company also enters into fuel swaps to manage the risk associated with fluctuating bunker prices. The gain on these swaps was approximately $0.2 million for the three months ended June 30, 2017 as compared to a gain of approximately $1.3 million for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the six months ended June 30, 2017 was $175.9 million, compared to $100.9 million for the same period in 2016, an increase of 74%. The total number of shipping days increased 42% to 9,003 in the six months ended June 30, 2017, compared to 6,319 for the same period in 2016. The average TCE rate was $10,664 per day for the six months ended June 30, 2017, compared to $8,804 per day for same period in 2016. The revenue increase is predominantly due to the increase in total shipping days and to overall improvement in the dry bulk market.

Components of revenue are as follows:

Voyage revenues for the six months ended June 30, 2017 increased by 65% to $157.9 million compared to $95.5 million for the same period in 2016. The increase in voyage revenues was predominantly driven by the 37% increase in the number of voyage days, which were 7,386 in the first half of 2017 as compared to 5,396 in the first half of 2016. Voyage revenues were also bolstered by the increased rates in the drybulk market over the comparable quarter.

Charter revenues increased to $18.0 million from $5.4 million, or 234%, for the six months ended June 30, 2017 compared to the same period in 2016. The increase in charter revenues was due to improvement in drybulk market rates, as indicated above, and to an increase in the number of time charter days. Time charter days were 1,617 in the first half of 2017 versus 923 in the six months ended June 30, 2016, which is also indicative of the increased demand in the drybulk market.

Voyage Expenses

Voyage expenses for the six months ended June 30, 2017 were $79.9 million, compared to $45.3 million for the same period in 2016, an increase of approximately 76%. The increase in voyage expense was due to the increase in voyage days, as discussed above and to the increase in the cost of bunker fuel consumed. The $19.6 million increase in the cost of bunker fuel consumed of was due to both the increase in the number of voyage days, as noted above, and to an increase in price. The average price paid for inventory increased 49% in the first half of 2017 over the first half of 2016. Bunker prices expressed on a per day basis were approximately $5,126 in the six months ended June 30, 2017 as compared to $3,380 in the six months ended June 30, 2016. Port expenses increased $8.4 million or 35%, due to the increase in the number of voyage days.

Charter Hire Expenses

Charter hire expenses for the six months ended June 30, 2017 were $56.4 million, compared to $23.5 million for the same period in 2016. The number of chartered-in days increased 61% from 3,843 days in the six months ended June 30, 2016 to 6,169 days for the six months ended June 30, 2017, while the improving market pushed average charter-hire rates paid by the Company up 49% for the six months ended June 30, 2017 as compared to the same period of 2016. Charter hire expense as a percentage of total revenue rose from 23% in the six months ended June 30, 2016 to 32% in the six months ended June 30, 2017. The Company continues to operate under its successful strategy of chartering-in only for committed contracts. However, demand in the first half resulted in a 42% increase in total shipping days, many of which are performed on chartered-in ships.

Vessel Operating Expenses

Vessel operating expenses for the six months ended June 30, 2017 were $17.7 million compared to $14.8 million in the comparable period in 2016, an increase of approximately 19%. The increase in vessel operating expenses is due to the increase in owned and bareboat charter days, which were 3,260 in the six months ended June 30, 2017 as compared to 2,544 in the six months ended June 30, 2016. This increase is due to the addition of two newbuildings delivered on January 7, 2017, two vessels under bareboat charter since July 2016 and a vessel acquisition on June 14, 2017. Vessel operating expenses under these bareboat charters are paid by Pangaea. Vessel operating expense expressed on a per day basis decreased to $5,419 for the six months ended June 30, 2017 from $5,815 for the same period in 2016. This is due to an the economy of scale gained by the Company's in-house technical management with the addition of the vessels as noted above and the related reduction in costs.

General and Administrative Expenses

General and administrative expenses increased 11%, from $6.0 million in the six months ended June 30, 2016 to $6.7 million in the six months ended June 30, 2017. The increase is due to an increase in payroll and related expenses for increased personnel in the corporate offices, increased employee stock based compensation expense and to an increase in travel and representation expense.

Loss on Sale and Leaseback of Vessels

The Company sold the m/v Bulk Destiny, one of two ultramax newbuildings delivered on January 7, 2017, and simultaneously chartered-back the vessel under a capital lease financing arrangement with the buyer. At inception of the lease, the Company recognized a loss of $4.3 million representing the difference between the delivered cost and the fair value of the vessel, as determined by independent ship brokers. The Company's joint venture partner absorbed 50% of this loss, which is allocated to non-controlling interests to arrive at net income attributable to Pangaea. The Company also sold the m/v Bulk Beothuk on June 6, 2017 and simultaneously chartered-back the vessel from the buyer under a capital lease. At inception of the lease, the Company recognized a loss of $4.9 million representing the difference between the selling price and the carrying amount of the vessel.

(Loss) Income from Operations

The Company has a loss from operations of $1.5 million for the six months ended June 30, 2017 as compared to income from operations of $4.3 million for the six months ended June 30, 2016. This is due to losses on sale and leaseback transactions, without which there would be income from operations of $7.7 million. Total revenue increased 74% from $100.9 million for the six months ended June 30, 2016 to $175.9 million for the six months ended June 30, 2017, which is due to improvement in the drybulk shipping market and a resulting increase in total shipping days. However, the increase in market rates was met with increasing bunker prices and increasing charter hire rates, as noted above.

Interest Expense

The increase in interest expense is due to the lease of the m/v Bulk Destiny and the acquisition of the m/v Bulk Endurance, both in January 2017. In addition, the interest rates on certain loans were fixed at higher levels during 2016 and 2017 in order to mitigate the risk of further increases in LIBOR.

Unrealized (Loss) Gain on Derivative Instruments, Net

The Company entered into numerous freight forward agreements, or FFAs, between November 2016 and the June 2017, in order to manage the risk associated with increasing charter-hire rates due to improvement in the drybulk market. The total gain on these FFAs was approximately $1.1 million for the six months ended June 30, 2017. There were no open positions and therefore no gain or loss on FFAs in six months ended June 30, 2016. The Company also enters into fuel swaps to manage the risk associated with fluctuating bunker prices. The loss on these swaps was approximately $0.6 million for the six months ended June 30, 2017 as compared to a gain of approximately $0.9 million for the six months ended June 30, 2016.

Loss (Income) Attributable to Noncontrolling Interests

The change from income to loss attributable to noncontrolling interests resulted predominantly from the $4.3 million loss on the sale and leaseback of the m/v Bulk Destiny, of which the former joint venture partner in this entity absorbed 50%.

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

During the periods ended June 30, 2017 and December 31, 2016, the Company identified a potential impairment indicator by reference to estimated market values of its vessel groups. As a result, the Company evaluated each group for impairment by estimating the total undiscounted cash flows expected to result from the use of the group and its eventual disposal. The estimated undiscounted future cash flows were determined to be higher than the carrying amount of each group. Therefore, the Company did not recognize any loss on impairment for the six months ended June 30, 2017 or the year ended December 31, 2016.

Liquidity and Capital Resources

Liquidity and Cash Needs

The Company has historically financed its capital requirements with cash flow from operations, proceeds from related party debt, proceeds from long-term debt and capital leases, and, in June 2017, through a private placement of common stock. The Company may consider additional debt and equity financing alternatives in the future. However, if market conditions are negative, the Company may be unable to raise additional debt or equity financing on acceptable terms or at all. As a result, the Company may be unable to pursue opportunities to expand its business.

At June 30, 2017 and December 31, 2016, the Company has working capital of $9.2 million and and a working capital deficit of $9.3 million, respectively. The improvement in working capital is predominantly due to the acquisition of noncontrolling interest in a consolidated joint venture in January 2017 and the resulting reduction in related party debt, to the increase in cash from proceeds of common stock issuance and to the sale of the m/v Bulk Beothuk. Included in current liabilities, and therefore impacting working capital, are loans and dividends payable to the Founders and their affiliated entities. These debts will only be repaid when cash flow is sufficiently in excess of normal operating requirements.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $8.4 million and $10.0 million in the six months ended June 30, 2017 and 2016, respectively; $19.2 million in 2016 and $26.0 million in 2015; and its ability to procure long-term fixed contract employment (COAs) with new and longstanding customers. In addition, the Company has demonstrated its unique ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments. For more information on the results of operations, see ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

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

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at June 30, 2017 or December 31, 2016.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The international shipping industry is capital intensive, requiring significant amounts of investment provided in the form of long-term debt. Certain of the Company’s outstanding debt contain floating interest rates that fluctuate with changes in the financial markets and in particular changes in LIBOR. Increasing interest rates could increase the Company’s interest expense and adversely impact its future earnings. In the past, the Company has managed this risk by entering into interest rate swap agreements in which the Company exchanged fixed and variable interest rates based on agreed upon notional amounts. The Company has used such derivative financial instruments as risk management tools and not for speculative or trading purposes. As of June 30, 2017 and December 31, 2016, the Company did not have any open interest rate swap agreements. The Company’s net effective exposure to floating interest rate fluctuations on its outstanding debt was $55.6 million and $46.8 million, respectively, at June 30, 2017 and December 31, 2016.

The Company’s interest expense is affected by changes in the general level of interest rates, particularly LIBOR. As an indication of the extent of the Company’s sensitivity to interest rate changes, an increase in LIBOR of 1% would have decreased the Company’s net income and cash flows during the six months ended June 30, 2017 and 2016 by approximately $0.2 million and $0.6 million, respectively, based on the debt levels at the beginning of each period. The Company expects its sensitivity to interest rate changes to increase in the future if the Company enters into additional floating rate debt agreements in connection with its acquisition of additional vessels.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of FFAs at June 30, 2017 was an asset of $1.1 million and the aggregate fair value of FFAs at December 31, 2016 was a liability of approximately $21,000.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During the six months ended June 30, 2017 and the year ended December 31, 2016, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at June 30, 2017 was a liability of $0.3 million. At December 31, 2016 the aggregate fair value of fuel swaps was an asset of approximately $0.3 million.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the six months ended June 30, 2017.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed on a Current Report on Form 8-K, Pangaea Logistics Solutions Ltd. (the “Company”) entered into two stock purchase agreements, both dated June 15, 2017 (the “Agreements”), for the sale of an aggregate of approximately $15 million of its common shares, par value $0.0001 per share (the “Common Shares”), in private placement transactions which are exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereof, at a purchase price of $2.25 per share (the “Transaction”). One agreement was completed with certain directors, officers and employees of the Company (the “Insider Investors”) and was subject to shareholder approval pursuant to NASDAQ Listing Rule 5635(c) and the other agreement was completed with other institutional and other accredited investors. The transaction has closed and the Company issued a total of 6,533,443 Common Shares in connection with the sales under both Agreements. As of August 9, 2017 the Company has 43,795,182 Common Shares issued and outstanding.
Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit no.	Description	Incorporated By Reference			Filed herewith
		Form	Date	Exhibit

10.39	Bulk Freedom Corp. Loan Agreement dated 14 June 2017				X

10.40	Americas Bulk Transport (BVI) Limited Barecon dated 6 June 2017.				X

10.41	Americas Bulk Transport (BVI) Limited Barecon Riders dated 6 June 2017.				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

EX-101.INS	XBRL Instance Document				X

EX-101.SCH	XBRL Taxonomy Extension Schema				X

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase				X

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2017.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni DelSignore
Gianni DelSignore
Chief Financial Officer
(Principal Financial and Accounting Officer)