Form 10-Q
period 2017-09-30
Pangaea Logistics Solutions Ltd.
filed 2017-11-09
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Common Stock, par value $0.01 per share, 43,795,182 shares outstanding as of November 9, 2017.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$29,336,687	$22,322,949
Restricted cash	4,000,000	6,100,000
Accounts receivable (net of allowance of $4,183,826 at September 30, 2017 and $4,752,265 at December 31, 2016)	30,915,458	20,476,797
Bunker inventory	16,470,391	13,202,937
Advance hire, prepaid expenses and other current assets	13,465,163	6,441,583
Total current assets	94,187,699	68,544,266

Fixed assets, net	290,837,537	275,265,672
Investments in newbuildings in-process	—	18,383,964
Vessels under capital lease	30,285,569	—
Total assets	$415,310,805	$362,193,902

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$30,160,371	$23,231,179
Related party debt	6,929,885	15,972,147
Deferred revenue	7,913,518	6,422,982
Current portion of secured long-term debt	17,830,996	19,627,846
Current portion of capital lease obligations	1,759,303	—
Dividend payable	7,238,401	12,624,825
Total current liabilities	71,832,474	77,878,979

Secured long-term debt, net	113,430,205	107,637,851
Obligations under capital lease	25,472,098	—

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 43,795,182 shares issued and outstanding at September 30, 2017; 36,590,417 shares issued and outstanding at December 31, 2016	4,380	3,659
Additional paid-in capital	154,781,731	133,677,321
Accumulated deficit	(13,618,666)	(17,409,579)
Total Pangaea Logistics Solutions Ltd. equity	141,167,445	116,271,401
Non-controlling interests	63,408,583	60,405,671
Total stockholders' equity	204,576,028	176,677,072
Total liabilities and stockholders' equity	$415,310,805	$362,193,902

The accompanying notes are an integral part of these condensed consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues:
Voyage revenue	$93,688,834	$65,986,320	$251,608,298	$161,509,615
Charter revenue	13,334,202	4,797,572	31,293,637	10,173,501
	107,023,036	70,783,892	282,901,935	171,683,116
Expenses:
Voyage expense	44,305,446	29,166,651	124,174,513	74,434,257
Charter hire expense	34,764,942	19,655,327	91,140,160	43,199,730
Vessel operating expense	9,144,472	7,483,507	26,810,071	22,277,417
General and administrative	4,762,860	3,179,287	11,418,900	9,151,608
Depreciation and amortization	3,950,661	3,532,171	11,604,168	10,576,223
Loss on sale and leaseback of vessels	70,000	—	9,275,042	—
Total expenses	96,998,381	63,016,943	274,422,854	159,639,235

Income from operations	10,024,655	7,766,949	8,479,081	12,043,881

Other income (expense):
Interest expense, net	(2,106,139)	(1,258,105)	(5,981,237)	(4,158,143)
Interest expense on related party debt	(79,713)	(79,712)	(236,538)	(235,212)
Unrealized (loss) gain on derivative instruments, net	(59,138)	161,002	430,869	1,212,434
Other income (expense)	977,795	(8,097)	1,885,801	(42,754)
Total other expense, net	(1,267,195)	(1,184,912)	(3,901,105)	(3,223,675)

Net income	8,757,460	6,582,037	4,577,976	8,820,206
Income attributable to non-controlling interests	(1,576,209)	(517,701)	(787,063)	(1,429,132)
Net income attributable to Pangaea Logistics Solutions Ltd.	$7,181,251	$6,064,336	$3,790,913	$7,391,074

Earnings per common share:
Basic	$0.18	$0.17	$0.10	$0.21
Diluted	$0.17	$0.17	$0.10	$0.21

Weighted average shares used to compute earnings
per common share
Basic	40,796,867	35,165,532	37,225,825	35,148,793
Diluted	41,074,592	35,347,403	37,674,123	35,299,839

The accompanying notes are an integral part of these condensed consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$4,577,976	$8,820,206
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	11,604,168	10,576,223
Loss on sale and leaseback of vessel	9,134,908	—
Amortization of deferred financing costs	527,348	513,311
Amortization of prepaid rent	91,453	—
Unrealized gain on derivative instruments	(430,869)	(1,212,434)
(Gain) loss from equity method investee	(282,362)	68,477
(Recovery of) provision for doubtful accounts	(10,356)	982,393
Share-based compensation	878,759	274,286
Change in operating assets and liabilities:
Decrease in restricted cash	—	499,269
Accounts receivable	(10,428,305)	3,824,491
Bunker inventory	(3,267,454)	(1,845,707)
Advance hire, prepaid expenses and other current assets	(7,118,526)	(2,471,301)
Drydocking costs	(1,043,164)	(42,478)
Accounts payable, accrued expenses and other current liabilities	8,021,053	(743,918)
Deferred revenue	1,490,536	(925,490)
Net cash provided by operating activities	13,745,165	18,317,328

Investing activities
Purchase of vessels	(47,328,517)	(3,372,433)
Purchase of building and equipment	—	(315,818)
Purchase of non-controlling interest in consolidated subsidiary	(832,572)	—
Net cash used in investing activities	(48,161,089)	(3,688,251)

Financing activities
Proceeds of related party debt	—	1,522,500
Payments of related party debt	—	(2,500,497)
Proceeds from long-term debt	25,000,000	1,375,971
Payments of financing and issuance costs	(896,175)	(45,755)
Payments of long-term debt	(20,635,670)	(20,809,044)
Proceeds from sale and leaseback of vessel	28,000,000	—
Payments of capital lease obligations	(768,599)	—
Decrease (increase) in restricted cash	2,100,000	(5,000,000)
Proceeds from non-controlling interests	—	1,600,000
Proceeds from private placement of common stock, net of issuance costs	9,631,530	—
Accrued common stock dividends paid	(1,001,424)	(100,000)
Net cash provided by (used in) financing activities	41,429,662	(23,956,825)

Net increase (decrease) in cash and cash equivalents	7,013,738	(9,327,748)
Cash and cash equivalents at beginning of period	22,322,949	37,520,240
Cash and cash equivalents at end of period	$29,336,687	$28,192,492

Supplemental cash flow information and disclosure of noncash items
Cash paid for interest	$5,052,102	$3,520,635
Conversion of dividend into common stock	$4,385,000	$—
Extinguishment of related party loan	$9,278,800	$—

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

The Company owns two Panamax, two Ultramax Ice Class 1C, five Supramax, and two Handymax Ice Class 1A drybulk vessels, including two vessels financed under capital lease obligations. The Company also owns one-third of Nordic Bulk Holding Company Ltd. (“NBHC”), a consolidated joint venture with a fleet of six Panamax Ice Class 1A drybulk vessels. The Company operates two additional Supramax drybulk vessels under bareboat charter for five-year periods that commenced on July 13, 2016. In addition, the Company, through a new wholly-owned subsidiary, signed a Memorandum of Agreement to purchase a Supramax bulk carrier built in 2008, for approximately $13.8 million. The vessel is expected to be delivered in December 2017.

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

Shares of common stock sold under the Agreements totaled 6,533,443. These shares were issued on June 29, 2017 and August 9, 2017 for aggregate net proceeds of $14.1 million of which approximately $4.4 million was issued as in-kind payment of accrued dividends. Upon completion of these transactions, issued and outstanding shares of Common Stock totaled 43,795,182.

Note 2. Basis of Presentation

The accompanying consolidated balance sheet as of September 30, 2017, the consolidated statements of income and cash flows for the three and nine months ended September 30, 2017 and 2016 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2017 and December 31, 2016, and its results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three and nine month periods are unaudited. Certain information and disclosures included in the annual consolidated financial statements have been omitted for the interim periods pursuant to the rules and regulations of the SEC. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results for the year ending December 31, 2017 or for any other interim period or future years.

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

Advance hire, prepaid expenses and other current assets were comprised of the following:

	September 30, 2017	December 31, 2016
	(unaudited)
Advance hire	$5,159,896	$2,232,444
Prepaid expenses	646,493	1,844,522
Accrued receivables	5,042,672	1,319,220
Other current assets	2,616,102	1,045,397
	$13,465,163	$6,441,583

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	September 30, 2017	December 31, 2016
	(unaudited)
Accounts payable	$17,690,288	$15,435,179
Accrued voyage expenses	11,656,486	6,955,389
Accrued interest	604,041	412,984
Other accrued liabilities	209,556	427,627
	$30,160,371	$23,231,179

Recently Issued Accounting Pronouncements

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

In May 2014, the FASB issued an ASU 2014-09, Accounting Standards Update for Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. Management has organized a working group and is currently analyzing contracts with our customers covering the significant streams of the Company's annual revenues under the provisions of the new standard as well as changes necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting.
While we are continuing to assess all potential impacts of the standard, the Company's preliminary expectation is that revenue from vessels operating on time charter will continue to be recognized under current revenue recognition policies because the services being provided to its customers currently reflect the consideration to which the entity expects to be entitled in exchange for those services, and because these arrangements qualify as single performance obligations that meet the criteria to recognize revenue over time, as the customer is simultaneously receiving and consuming the benefits of these services. The performance obligation in a voyage charter is also the transportation service provided and also meets the criteria to recognize revenue over time. However, under the new standard, our expectation is that revenue for these voyages will be recognized over the period between load port and discharge port in contrast to the current recognition policy to recognize revenue from discharge port to discharge port. The Company also believes that under the new standard, it will recognize an asset from certain costs incurred to fulfill contracts that have not begun to load if they meet the criteria outlined in this update. Such assets will be amortized pro rata over the period of the contract. Neither of these changes is expected to have a material impact on the consolidated financial statements because the number of open voyages at any point in time are not a significant portion of the annual total and the difference in revenue is expected to be only a small percentage of such voyage revenue. The Company will apply the new revenue standard on a modified retrospective basis with a cumulative effect adjustment to the opening balance of retained earnings as of

January 1, 2018. Prior periods will not be retrospectively adjusted. The Company is prepared to implement the new revenue standard on the effective date and will follow recently issued guidance on practical expedients as part of our transition.

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

In August 2017, the FASB issued an ASU 2017-12 Accounting Standards Update for Derivatives and Hedging. The amendments in this Update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the Update. All transition requirements and elections should be applied to hedging relationships existing on the date of adoption. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively. The Company does not expect adoption of this guidance to have a material impact on its financial statements.

Note 3. Fixed Assets

At September 30, 2017, the Company owned seventeen dry bulk vessels including two financed under capital lease obligations. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	September 30,	December 31,
	2017	2016
Owned vessels	(unaudited)
m/v BULK PANGAEA	$16,768,833	$17,879,380
m/v BULK PATRIOT	11,426,580	12,391,724
m/v BULK JULIANA	11,621,472	12,252,733
m/v NORDIC ODYSSEY	25,981,360	27,021,211
m/v NORDIC ORION	26,819,591	27,874,584
m/v BULK TRIDENT	14,386,864	14,962,163
m/v BULK BEOTHUK (1)	—	12,006,270
m/v BULK NEWPORT	13,312,095	13,473,429
m/v NORDIC BARENTS	3,526,711	3,517,151
m/v NORDIC BOTHNIA	3,518,031	3,520,616
m/v NORDIC OSHIMA	30,428,323	31,346,414
m/v NORDIC OLYMPIC	30,668,705	31,560,965
m/v NORDIC ODIN	30,846,740	31,741,658
m/v NORDIC OASIS	31,915,214	32,834,500
m/v BULK ENDURANCE (2)	27,284,169	—
m/v BULK FREEDOM (3)	8,942,254	—
	287,446,942	272,382,798
Other fixed assets, net	3,390,595	2,882,874
Total fixed assets, net	$290,837,537	$275,265,672

Vessels under capital lease
m/v BULK DESTINY (4)	$23,365,388	$—
m/v BULK BEOTHUK (1)	$6,920,181	$—
	$30,285,569	$—

(1)	The m/v Bulk Beothuk was sold on June 15, 2017 and simultaneously chartered back under a bareboat charter accounted for as a capital lease, the terms of which are discussed in Note 7.

(2)	The m/v Bulk Endurance was delivered to the Company on January 7, 2017.

(3)	The Company acquired the m/v Bulk Freedom on June 14, 2017.

(4)	The Company took delivery of the m/v Bulk Destiny on January 7, 2017 and simultaneously entered into a sale and leaseback financing agreement, the terms of which are discussed in Note 7.

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

During the three months ended September 30, 2017, the Company did not identify any potential triggering events. At December 31, 2016, testing for recoverability indicated that the estimated undiscounted future cash flows were higher than the carrying amount of each long-lived asset group, therefore, the Company did not recognize any loss on impairment.

Note 4. Debt

Long-term debt consists of the following:

	September 30, 2017	December 31, 2016
	(unaudited)
Bulk Pangaea Secured Note	$—	$1,040,625
Bulk Patriot Secured Note	—	1,087,500
Bulk Trident Secured Note (1)	3,887,500	5,737,500
Bulk Juliana Secured Note (1)	2,028,126	3,042,186
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	71,700,000	77,325,001
Bulk Atlantic Secured Note	—	5,350,000
Bulk Phoenix Secured Note (1)	4,916,663	6,816,685
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	6,119,550	7,097,820
Bulk Nordic Oasis Ltd. Loan Agreement (2)	18,875,000	20,000,000
Bulk Nordic Six Ltd. Loan Agreement	19,135,000	—
Bulk Freedom Loan Agreement	5,325,000	—
109 Long Wharf Commercial Term Loan	949,864	1,032,067
Phoenix Bulk Carriers (US) LLC Automobile Loan	24,483	28,582
Phoenix Bulk Carriers (US) LLC Master Loan	197,362	236,242
Total	133,158,548	128,794,208
Less: unamortized bank fees	(1,897,347)	(1,528,511)
	131,261,201	127,265,697
Less: current portion	(17,830,996)	(19,627,846)
Secured long-term debt, net	$113,430,205	$107,637,851

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

Bulk Trident Secured Note

Initial amount of $10,200,000, entered into in April 2012, for the acquisition of the m/v Bulk Trident. The Fourth Amendment extends the final maturity date and modifies the repayment schedule. The first and second quarterly installments following the amendment were increased to $650,000 and the third and fourth installments were increased to $435,000. These are followed by two installments of $327,500 and three of $300,000. A balloon payment of $1,462,500 is payable on July 19, 2019. The interest rate was fixed at 4.29% through April 19, 2017 and is floating at LIBOR plus 3.50% (4.78% at September 30, 2017), since April 19, 2017.

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

The agreement contains financial covenants that require the Company to maintain a minimum net worth and minimum liquidity, on a consolidated basis. The facility also contains a consolidated leverage ratio and a consolidated debt service coverage ratio. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of September 30, 2017 and December 31, 2016, the Company was in compliance with these covenants.

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

Interest on 50% of the advances to Odyssey and Orion was fixed at 4.24% in March 2017. Interest on the remaining advances to Odyssey and Orion is floating at LIBOR plus 2.40% (3.55% at September 30, 2017). Interest on 50% of the advances to Odin and Olympic was fixed at 3.95% in January 2017. Interest on the remaining advances to Odin and Olympic was floating at LIBOR plus 2.0% and was fixed at 4.07% on April 27, 2017. Interest on 50% of the advance to Oshima was fixed at 4.16% in January 2017. Interest on the remaining advance to Oshima is floating at LIBOR plus 2.25% (3.55% at September 30, 2017).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At September 30, 2017 and December 31, 2016, the Company was in compliance with this clause.

The Bulk Nordic Oasis Ltd. - Loan Agreement - Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment in March 2022. Interest on this advance is fixed at 4.30%.

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of September 30, 2017 and December 31, 2016, the Company was in compliance with this covenant.

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

The facility bears interest at LIBOR plus 2.50% (3.80% at September 30, 2017). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $1,755,415 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel and a minimum value clause ("MVC"). The Company was in compliance with this covenant at September 30, 2017 and December 31, 2016.

The Bulk Nordic Six Ltd. - Loan Agreement -- Dated December 21, 2016

The agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017, in two tranches. The agreement requires repayment of Tranche A, totaling $16,000,000, in 3 equal quarterly installments of $100,000 beginning on April 7, 2017 and, thereafter, 17 equal quarterly installments of $266,667 and a balloon payment of $11,667,667 due with the final installment in March 2022. Interest on this advance was fixed at 4.74% on March 27, 2017. The agreement also advanced $3,500,000 under Tranche B, which is payable in 18 equal quarterly installments of $65,000 beginning on October 7, 2017, and a balloon payment of $2,330,000 due with the final installment in March 2022. Interest on this advance is floating at LIBOR plus 6.00% (7.30% at September 30, 2017).

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

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due with the final installment. Interest is floating at LIBOR plus 3.75% (5.05% at September 30, 2017).

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

109 Long Wharf Commercial Term Loan

Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00% (3.30% at September 30, 2017). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At September 30, 2017 and December 31, 2016, the Company was in compliance with these covenants.

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

The future minimum annual payments (excluding unamortized bank fees) under the debt agreements are as follows:

Years ending September 30,
(unaudited)
2018	$17,830,996
2019	17,999,412
2020	25,225,098
2021	18,921,949
2022	52,779,228
Thereafter	401,865
$133,158,548

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
The aggregate change in the fair value of the interest rate swap agreement for the nine months ended September 30, 2016 was a loss of $104,000 which was reflected in the unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of operations.

Forward freight agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. Between November 2016 and September 30, 2017, the Company entered into FFAs that were not designated for hedge accounting. The aggregate fair value of these FFAs at September 30, 2017 and December 31, 2016 were assets of approximately $675,000, which are included in other current assets on the consolidated balance sheets, and liabilities of approximately $21,000, respectively, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the FFAs during the three and nine months ended September 30, 2017 are a loss of approximately $379,000 and a gain of approximately $696,225, respectively, which are included in unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of operations. There were no open positions, and therefore no gain or loss in the three and nine months ended September 30, 2016.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During 2017 and 2016, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at September 30, 2017 and December 31, 2016 are assets of approximately $38,000 and $304,000, respectively, which are included in other current assets on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the three and nine months ended September 30, 2017 are gains of approximately $319,000 and losses of approximately $265,000, respectively, which are included in unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of operations. The change in the aggregate fair value of the fuel swaps during the three and nine months ended September 30, 2016 are losses of approximately $156,000 and gains of approximately $1,109,000, respectively, which are included in unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of income.

The three levels of the fair value hierarchy established by ASC 820, Fair Value Measurements and Disclosures, in order of priority are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. Our Level 1 fair value measurements include cash, money-market accounts and restricted cash accounts.

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

	Balance at September 30, 2017	Level 1	Level 2	Level 3
	(unaudited)
Margin accounts	$2,688,122	$2,688,122	$—	$—
Fuel swaps	$38,319	$—	$38,319	$—
Freight forward agreements	$675,275	$—	$675,275	$—

	Balance at December 31, 2016	Level 1	Level 2	Level 3
Margin accounts	$488,084	$488,084	$—	$—
Fuel swaps	$303,675	$—	$303,675	$—
Freight forward agreements	$(20,950)	$—	$(20,950)	$—

The estimated fair values of the Company’s forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist based on published indexes. Such quotes represent the estimated amounts the Company would receive or pay to terminate the contracts.

Note 6. Related Party Transactions

	December 31, 2016	Activity	September 30, 2017
			(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables)	$1,109,570	34,994	$1,144,564

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$4,325,000	—	$4,325,000
Interest payable in-kind - 2011 Founders Note (i)	368,347	236,538	604,885
Promissory Note	2,000,000	—	2,000,000
Loan payable – BVH shareholder (STST)(ii)	9,278,800	(9,278,800)	—
Total current related party debt	$15,972,147	$(9,042,262)	$6,929,885

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

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The balance of the 2011 Founders Note was $4,325,000 at September 30, 2017 and December 31, 2016.

Dividends payable consist of the following, all of which are payable to related parties:

	2008 common stock dividend	2012 common stock special dividend	2013 common stock dividend	2013 Odyssey and Orion dividend	Total
Balance at December 31, 2015	2,474,125	2,934,357	6,411,540	904,803	12,724,825
Paid in cash	(100,000)	—	—	—	(100,000)
Balance at December 31, 2016	2,374,125	2,934,357	6,411,540	904,803	12,624,825
Converted to common shares	(2,374,125)	(2,010,875)	—	—	(4,385,000)
Paid in cash	(100,000)	(1,001,424)	—	—	(1,001,424)
Balance at September 30, 2017	$—	$(77,942)	$6,411,540	$904,803	$7,238,401

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels and the two vessels operating under bareboat charters. During the three and nine-month periods ended September 30, 2017 and 2016, the Company incurred technical management fees of approximately $718,000 and $2,022,000; and $538,000 and $1,411,000, respectively, under this arrangement. These fees are included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at September 30, 2017 and December 31, 2016 were approximately $1,145,000 and $1,110,000, respectively.

Note 7. Commitments and Contingencies

Vessel Sales and Leasebacks Accounted for as Capital Leases

The Company's fleet includes one vessel financed under a sale and leaseback financing arrangement accounted for as a capital lease. The selling price of the vessel to the new owner (lessor) was $21.0 million and the fair value of the vessel at the inception of the lease was $24.0 million. The difference between the selling price and the fair value of the vessel was recorded as prepaid rent and is being amortized over the 25 year estimated useful life of the vessel. Prepaid rent is included in vessel under capital lease on the consolidated balance sheet at September 30, 2017. Minimum lease payments fluctuate based on three-month LIBOR and are payable quarterly over the seven year lease term, with a balloon payment of $11,200,000 due with the final lease payment in January 2024. Interest is floating at LIBOR plus 2.75% (3.85% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

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

Future minimum lease payments under capital leases and operating leases with initial or remaining terms in excess of one year at September 30, 2017 were:

	Capital Lease	Operating Leases
2018	$3,278,295	$585,717
2019	3,278,295	420,514
2020	3,278,295	365,446
2021	3,278,295	285,348
2022	6,858,295	—
Thereafter	14,227,441	—
Total minimum lease payments	$34,198,916	$1,657,025
Less amount representing interest	6,967,515
Present value of minimum lease payments	27,231,401
Less current portion	1,759,303
Long-term portion	$25,472,098

The Company is subject to certain asserted claims arising in the ordinary course of business. The Company intends to vigorously assert its rights and defend itself in any litigation that may arise from such claims. While the ultimate outcome of these matters could affect the results of operations of any one year, and while there can be no assurance with respect thereto, management believes that after final disposition, any financial impact to the Company would not be material to its consolidated financial position, results of operations, or cash flows.     In April 2017, the Company entered into a settlement agreement related to a litigation action. The Company was indemnified by third parties related to this matter and recovered approximately $462,000 that was reserved at the time the action was initiated which is included in other income (expense) in the consolidated statements of operations for the nine months ended September 30, 2017.

Note 8. Subsequent Events

The Company acquired the m/v Bulk Pride on October 11, 2017 through its new wholly owned subsidiary Bulk Pride Corp. The purchase price of the vessel, which is expected to be delivered in December 2017, was $13.8 million. The purchase price will be financed with a commercial facility.

The Company acquired a 50% interest in a joint venture, Venture Barge (US) Corp. which purchased a deck barge on November 3, 2017. The barge, which was built in 1979 and rebuilt in 2016, was acquired for $2.4 million.

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

Voyage Revenue. Voyage revenue is derived from voyage charters which involve the carriage of cargo from a load port to a discharge port. Gross revenue is calculated by multiplying the agreed rate per ton of cargo by the number of tons loaded.

Charter Revenue. Charter revenue is earned when the Company lets a vessel it owns or operates to a charterer for a specified period of time. Charter revenue is based on the agree rate per day.

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

Overview

The seaborne drybulk transportation industry is cyclical and volatile. Drybulk market rates improved markedly from the fall of 2016 to March of this year, gave up some of the gains in the second quarter, then finished the third quarter at its highest in nearly three years. The increase in freight rates is due to various factors, including the improving global economy and increasing base metal and industrial commodity prices. The Baltic Dry Index ("BDI"), a measure of dry bulk market performance, increased to an average of 1,162 for the third quarter of 2017, from an average of 744 for the third quarter of 2016.

The Company's strategy to charter in vessels to serve primarily contracted business means we limit our carried volume of chartered-in vessels, which shields us from losses we may incur under a long-term charter-in strategy, but will also have the effect of limiting upside in an increasing rate environment, when we charter-in vessels at higher rates to meet the needs of this contracted business.

3rd Quarter 2017 Highlights

•	Income from operations up 29% to $10.0 million for the three months ended September 30, 2017, from $7.8 million for the same period of 2016.

•	Net income attributable to Pangaea Logistics Solutions Ltd. of $7.2 million as compared to $6.1 million for the three months ended September 30, 2016.

•	51% increase in revenue to $107.0 million for the three months ended September 30, 2017, up from $70.8 million for the same period in 2016.

•
Pangaea's TCE rates increased 13% to $11,822 while the market average was approximately $9,715. Total shipping days increased 34%. These improvements are due to continued growth in the drybulk market and to an increase in drybulk market rates. The Company operated 58 vessels, on average during the third quarter of 2017 versus approximately 43 during the third quarter of 2016.

•	At the end of the quarter, Pangaea had $29.3 million in unrestricted cash and cash equivalents.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the three months ended September 30, 2017 was $107.0 million, compared to $70.8 million for the same period in 2016, a 51% increase. The total number of shipping days increased 34% to 5,305 in the three months ended September 30, 2017, compared to 3,971 for the same period in 2016. The average TCE rate was $11,822 per day for the three months ended September 30, 2017, compared to $10,480 per day for same period in 2016. The revenue increase is predominantly due to the increase in total shipping days and to overall improvement in the dry bulk market.

Components of revenue are as follows:

Voyage revenues which represent 88% of total revenue, increased by 42% for the three months ended September 30, 2017 to $93.7 million compared to $66.0 million for the same period in 2016. The increase in voyage revenues was predominantly driven by the 23% increase in the number of voyage days, which were 4,133 in the third quarter of 2017 as compared to 3,364 in the third quarter of 2016. Voyage revenues were also bolstered by the increased rates in the drybulk market over the comparable quarter.

Charter revenues, which represent 12% of total revenue, increased to $13.3 million from $4.8 million, or 178%, for the three months ended September 30, 2017 compared to the same period in 2016. The increase in charter revenues was due to improvement in drybulk market rates, as indicated above, and to an increase in the number of time charter days. Time charter days were up 93% to 1,172 in the third quarter of 2017 from 607 in the third quarter of 2016. As the dry bulk market improves, the Company increases its chartered-in profile and looks for additional spot opportunities. In the event a cargo does not present itself, the Company will sub-let the vessel on time-charter to another operator for those days remaining under the contract.

Voyage Expenses

Voyage expenses for the three months ended September 30, 2017 were $44.3 million, compared to $29.2 million for the same period in 2016, an increase of approximately 52%. The increase in voyage expense was due to the 23% increase in voyage days, as discussed above and to the $6.3 million increase in the cost of bunker fuel consumed. The $6.3 million increase in the cost of bunker fuel consumed was due to both the increase in the number of voyage days, as noted above, and to an increase in price. The average price paid for inventory increased 36% in the third quarter of 2017 over the third quarter of 2016. Bunker prices expressed on a voyage day basis were approximately $4,928 in the three months ended September 30, 2017 as compared to $4,189 in the three months ended September 30, 2016. Port expenses increased $2.5 million or 18%, due to the increase in the number of voyage days and ports visited. In addition, the Company incurred relet expenses of $3.7 million in the third quarter of 2017, but did not relet any cargoes in the same period of 2016. The Company will opportunistically relet a cargo depending on market conditions and as a risk management tool.

Charter Hire Expenses

Charter hire expenses for the three months ended September 30, 2017 were $34.8 million, compared to $19.7 million for the same period in 2016. The number of chartered-in days increased 39% from 2,704 days in the three months ended September 30, 2016 to 3,763 days for the three months ended September 30, 2017. Further, the improving dry bulk market pushed average charter-hire rates paid by the Company up 27% for the three months ended September 30, 2017 as compared to the same period of 2016. Charter hire expense as a percentage of total revenue rose from 28% in the three months ended September 30, 2016 to 32% in the three months ended September 30, 2017. The Company continues to operate under its successful strategy of chartering-in primarily for committed contracts. However, demand in the third quarter resulted in a 34% increase in total shipping days, many of which are performed on chartered-in ships.

Vessel Operating Expenses

Vessel operating expenses for the three months ended September 30, 2017 were $9.1 million, compared to $7.5 million in the comparable period in 2016, an increase of approximately 22%. The increase in vessel operating expenses is due to the 21% increase in owned and bareboat charter days, which were 1,748 in the three months ended September 30, 2017 as compared to 1,448 in the three months ended September 30, 2016. This increase is due to the addition of two newbuildings delivered on January 7, 2017 and a vessel acquisition on June 14, 2017.

General and Administrative Expenses

General and administrative expenses increased from $3.2 million in the three months ended September 30, 2016 to $4.8 million in the three months ended September 30, 2017. The increase is due to an increase in incentive compensation and payroll related expenses.

Income from Operations

The Company had income from operations of $10.0 million for the three months ended September 30, 2017 as compared to $7.8 million for the three months ended September 30, 2016. This is due to the increase in total shipping days and to improvement in the dry bulk market over the same period of 2016.

Interest Expense

The increase in interest expense is predominantly due to financing of the m/v Bulk Destiny under a capital lease and to the acquisition of the m/v Bulk Endurance, both in January 2017, and to the purchase of the Bulk Freedom in June 2017.

Other Income (Expense)

Other income represents the $0.9 million settlement of a non-performance claim that had not previously been recognized, and to income from an unconsolidated subsidiary.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues

Total revenue for the nine months ended September 30, 2017 was $282.9 million, compared to $171.7 million for the same period in 2016, an increase of 65%. The total number of shipping days increased 39% to 14,309 for the nine months ended September 30, 2017, compared to 10,290 for the same period in 2016. The average TCE rate was $11,093 per day for the nine months ended September 30, 2017, compared to $9,451 per day for same period in 2016. The revenue increase is predominantly due to the increase in total shipping days and to overall improvement in the dry bulk market. The BDI increased 75%, to an average of 1,035 for the nine months ended September 30, 2017 from an average of 591 for the comparable period of 2016.

Components of revenue are as follows:

Voyage revenues, which represent 89% of total revenue, increased by 56% to $251.6 million for the nine months ended September 30, 2017 compared to $161.5 million for the same period in 2016. The increase in voyage revenues was predominantly driven by the 31% increase in the number of voyage days, which were 11,519 in the nine months ended September 30, 2017 as compared to 8,760 in the same period of 2016. Voyage revenues also reflect the increased rates in the drybulk market over the prior nine-month period.

Charter revenues, which represent 11% of total revenue, increased to $31.3 million from $10.2 million, or 208%, for the nine months ended September 30, 2017 compared to the same period in 2016. The increase in charter revenues was due to improvement in drybulk market rates, as indicated above, and to an increase in the number of time charter days. Time charter days were 2,790 in the nine months ended September 30, 2017 versus 1,530 in the nine months ended September 30, 2016, which is also indicative of the increased demand in the drybulk market. As the dry bulk market improves, the Company increases its chartered-in profile and looks for additional spot opportunities. In the event a cargo does not present itself, the Company will sub-let the vessel on time-charter to another operator for those days remaining under the contract.

Voyage Expenses

Voyage expenses for the nine months ended September 30, 2017 were $124.2 million, compared to $74.4 million for the same period in 2016, an increase of approximately 67%. The increase in voyage expense was due to the increase in voyage days, as discussed above and to the increase in the cost of bunker fuel consumed. The $19.6 million increase in the cost of bunker fuel consumed of was due to both the increase in the number of voyage days, as noted above, and to an increase in price. The average price paid for inventory increased 45% in the nine months ended September 30, 2017 over the nine months ended September 30, 2016. Bunker prices expressed on a voyage day basis were approximately $3,287 in the nine months ended September 30, 2017 as compared to $2,082 in the nine months ended September 30, 2016. Port expenses increased $8.4 million or 35%, due to the increase in the number of voyage days and the consequent number of ports visited.

Charter Hire Expenses

Charter hire expenses for the nine months ended September 30, 2017 were $91.1 million, compared to $43.2 million for the same period in 2016. The number of chartered-in days increased 52% from 6,546 days in the nine months ended September 30, 2016 to 9,932 days for the nine months ended September 30, 2017, while the improving market pushed average charter-hire rates paid by the Company up 39% for the nine months ended September 30, 2017 as compared to the same period of 2016. Charter hire expense as a percentage of total revenue rose from 25% in the nine months ended September 30, 2016 to 32% in the nine months ended September 30, 2017. The Company continues to operate under its successful strategy of chartering-in primarily for committed contracts. However, demand in the nine months ended September 30, 2017 resulted in a 39% increase in total shipping days, many of which are performed on chartered-in ships.

Vessel Operating Expenses

Vessel operating expenses for the nine months ended September 30, 2017 were $26.8 million compared to $22.3 million in the comparable period in 2016, an increase of approximately 20%. The increase in vessel operating expenses is due to the increase in owned and bareboat chartered-in days, which were 5,008 in the nine months ended September 30, 2017 as compared to 3,992 in the nine months ended September 30, 2016. This increase is due to the addition of two newbuildings delivered on January 7, 2017, two vessels under bareboat charter since July 2016 and a vessel acquisition on June 14, 2017. Vessel operating expenses under these bareboat charters are paid by Pangaea. Vessel operating expense expressed on a per day basis decreased to $5,353 for the nine months ended September 30, 2017 from $5,581 for the same period in 2016.

General and Administrative Expenses

General and administrative expenses increased 25%, from $9.2 million in the nine months ended September 30, 2016 to $11.4 million in the nine months ended September 30, 2017. The change is due to increases in incentive compensation, payroll and related expenses, including an increase in personnel in the corporate offices, employee stock based compensation expense, an increase in Director fees and to an increase in travel and representation expense.

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

Income from Operations

The Company has income from operations of $8.5 million for the nine months ended September 30, 2017 as compared to $12.0 million for the nine months ended September 30, 2016. The decrease is due to losses on sale and leaseback transactions totaling $9.3 million, without which there would be adjusted income from operations of $17.8 million. Total revenue increased 65% from $171.7 million for the nine months ended September 30, 2016 to $282.9 million for the nine months ended September 30, 2017, which is due to improvement in the drybulk shipping market and a resulting increase in total shipping days. However, the increase in market rates was met with increasing bunker prices and increasing charter hire rates, as noted above, which lowered operating margins to a limited extent.

Interest Expense

The increase in interest expense is due to the lease of the m/v Bulk Destiny and the acquisition of the m/v Bulk Endurance, both in January 2017. In addition, the interest rates on certain loans were fixed at higher levels during 2016 and 2017 in order to mitigate the risk of further increases in LIBOR.

Unrealized (Loss) Gain on Derivative Instruments, Net

The Company entered into numerous freight forward agreements, or FFAs, between November 2016 and the June 2017, in order to manage the risk associated with increasing charter-hire rates due to improvement in the drybulk market. The total gain on these FFAs was approximately $0.7 million for the nine months ended September 30, 2017. There were no open positions and therefore no gain or loss on FFAs in nine months ended September 30, 2016. The Company also enters into fuel swaps to manage the risk associated with fluctuating bunker prices. The loss on these swaps was approximately $0.3 million for the nine months ended September 30, 2017 as compared to a gain of approximately $1.1 million for the nine months ended September 30, 2016.

Other Income (Expense)

Other income represents the $0.9 million settlement of a non-performance claim that had not previously been reserved, to the recovery of $0.5 million of expenses incurred in a litigation action that was indemnified by third parties, to other reductions in the reserve for uncollectible accounts, and to income from an unconsolidated subsidiary of $0.3 million.

Income Attributable to Noncontrolling Interests

The decrease in income attributable to noncontrolling interests resulted predominantly from the $4.3 million loss on the sale and leaseback of the m/v Bulk Destiny, of which the former joint venture partner in this entity absorbed 50%. This was offset by an increase in net income of NBHC.

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

The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include the Company’s estimate of future TCE rates based on current rates under existing charters and contracts. When existing contracts expire, the Company uses an estimated TCE based on actual results and extends these rates out to the end of the vessel’s useful life. TCE rates can be highly volatile, may affect the fair value of the Company’s vessels and may have a significant impact on the Company’s ability to recover the carrying amount of its fleet. Accordingly, the volatility is contemplated in the undiscounted projected net operating cash flow by using a sensitivity analysis based on percent changes in the TCE rates. The Company prepares a series of scenarios in an attempt to capture the range of possible trends and outcomes. Projected net operating cash flows are net of brokerage and address commissions and assume no revenue on scheduled offhire days. The Company uses the current vessel operating expense budget, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows. If these projected cash flows do not exceed the carrying amount of the asset group, an impairment charge equal to the difference between the carrying amount and the fair value of the group would be recognized.

During the three months ended September 30, 2017, the Company did not identify any potential triggering events. At December 31, 2016, testing for recoverability indicated that the estimated undiscounted future cash flows were higher than the carrying amount of each long-lived asset group, therefore, the Company did not recognize any loss on impairment.

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

At September 30, 2017 and December 31, 2016, the Company had working capital of $22.4 million and a working capital deficit of $9.3 million, respectively. The improvement in working capital is due to the acquisition of noncontrolling interest in a consolidated joint venture in January 2017 and the resulting reduction in related party debt, to the increase in cash from proceeds of common stock issuance, to the sale of the m/v Bulk Beothuk, and to cash generated from operations.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $13.7 million and $18.3 million in the nine months ended September 30, 2017 and 2016, respectively; $19.2 million in 2016 and $26.0 million in 2015; and its ability to procure long-term fixed contract employment (COAs) with new and longstanding customers. In addition, the Company has demonstrated its unique ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments. For more information on the results of operations, see ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

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

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at September 30, 2017 or December 31, 2016.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The international shipping industry is capital intensive, requiring significant amounts of investment provided in the form of long-term debt. Certain of the Company’s outstanding debt contain floating interest rates that fluctuate with changes in the financial markets and in particular changes in LIBOR. Increasing interest rates could increase the Company’s interest expense and adversely impact its future earnings. In the past, the Company has managed this risk by entering into interest rate swap agreements in which the Company exchanged fixed and variable interest rates based on agreed upon notional amounts. The Company has used such derivative financial instruments as risk management tools and not for speculative or trading purposes. As of September 30, 2017 and December 31, 2016, the Company did not have any open interest rate swap agreements. The Company’s net effective exposure to floating interest rate fluctuations on its outstanding debt was $52.7 million and $46.8 million, respectively, at September 30, 2017 and December 31, 2016.

The Company’s interest expense is affected by changes in the general level of interest rates, particularly LIBOR. As an indication of the extent of the Company’s sensitivity to interest rate changes, an increase in LIBOR of 1% would have decreased the Company’s net income and cash flows during the nine months ended September 30, 2017 and 2016 by approximately $0.4 million and $0.6 million, respectively, based on the debt levels at the beginning of each period. The Company expects its sensitivity to interest rate changes to increase in the future if the Company enters into additional floating rate debt agreements in connection with its acquisition of additional vessels.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of FFAs at September 30, 2017 was an asset of $0.7 million and the aggregate fair value of FFAs at December 31, 2016 was a liability of approximately $21,000.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at September 30, 2017 and December 31, 2016 were assets of approximately $38,000 and $0.3 million, respectively.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the nine months ended September 30, 2017.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed on a Current Report on Form 8-K, Pangaea Logistics Solutions Ltd. (the “Company”) entered into two stock purchase agreements, both dated June 15, 2017 (the “Agreements”), for the sale of an aggregate of approximately $15.0 million of its common shares, par value $0.0001 per share (the “Common Shares”), in private placement transactions which are exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereof, at a purchase price of $2.25 per share (the “Transaction”). One agreement was completed with certain directors, officers and employees of the Company (the “Insider Investors”) and was subject to shareholder approval pursuant to NASDAQ Listing Rule 5635(c) and the other agreement was completed with other institutional and other accredited investors. The transaction has closed and the Company issued a total of 6,533,443 Common Shares in connection with the sales under both Agreements. As of November 9, 2017 the Company has 43,795,182 Common Shares issued and outstanding.
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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2017.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni DelSignore
Gianni DelSignore
Chief Financial Officer
(Principal Financial and Accounting Officer)