Form 10-K
period 2017-12-31
Pangaea Logistics Solutions Ltd.
filed 2018-03-21
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates at June 30, 2017 was approximately $8,531,000 based on the Nasdaq closing price for such shares on that date. The registrant has no non-voting common equity.

As of March 21, 2018, there were 44,096,911 shares of Common Shares, $.0001 par value per share, outstanding.

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

All statements in this Form 10-K that are not statements of either historical or current facts are forward-looking statements. Forward-looking statements include, but are not limited to, such matters as:

•our future operating or financial results;

•	our ability to charter-in vessels and to enter into COAs, voyage charters, time charters and forward freight agreements, and the performance of our counterparties in such contracts;

•	our financial condition and liquidity, including our ability to obtain financing in the future to fund capital expenditures, acquisitions and other general corporate activities;

•	our expectations of the availability of vessels to purchase, the time it may take to construct new vessels, and vessels’ useful lives;

•	competition in the drybulk shipping industry;

•
our business strategy and expected capital spending or operating expenses, including drydocking and insurance costs and the ability to expand our presence in logistics trades and custom supply chain management;

•	global and regional economic and political conditions, including piracy; and

•	statements about shipping market trends, including charter rates and factors affecting supply and demand.

Many of these statements are based on our assumptions about factors that are beyond our ability to control or predict and are subject to risks and uncertainties that are described more fully under the “Risk Factors” section of this Form 10-K. Any of these factors or a combination of these factors could materially affect our future results of operations and the ultimate accuracy of the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following:

•	changes in governmental rules and regulations or actions taken by regulatory authorities;

•	cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption;

•	changes in economic and competitive conditions affecting our business, including market fluctuations in charter rates and charterers’ abilities to perform under existing time charters;

•	potential liability from future litigation and potential costs due to environmental damage and vessel collisions;

•	the length and number of off-hire periods; and

•	other factors discussed under the “Risk Factors” section of this Form 10-K.

You should not place undue reliance on forward-looking statements contained in this Annual Report on Form 10-K because they are statements about events that are not certain to occur as described or at all. All forward-looking statements in this Form 10-K are qualified in their entirety by the cautionary statements contained in this Form 10-K. These forward-looking statements are not guarantees of our future performance, and actual results and future developments may vary materially from those projected in the forward-looking statements.

Except to the extent required by applicable law or regulation, we undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

PART I.

ITEM 1. BUSINESS

Introduction

Pangaea Logistics Solutions Ltd. and its subsidiaries (collectively, “Pangaea” or the “Company”) provides seaborne drybulk logistics and transportation services. Pangaea utilizes its logistics expertise to service a broad base of industrial customers who require the transportation of a wide variety of drybulk cargoes, including grains, coal, iron ore, pig iron, hot briquetted iron, bauxite, alumina, cement clinker, dolomite and limestone. The Company addresses the logistics needs of its customers by undertaking a comprehensive set of services and activities, including cargo loading, cargo discharge, vessel chartering, voyage planning, and vessel technical management. Since 2016, the Company has participated in the development and expansion of a major port on the United States' east coast and has delivered approximately 3.6 million tons of construction material to the port since entering the contract.

Business

The Company provides logistics and transportation services to clients utilizing an ocean-going fleet of motor vessels ("m/v") in the Handymax, Supramax, Ultramax and Panamax segments. At any time, this fleet may be comprised of 30-50 vessels that are chartered-in on a short-term basis for operation under our contract business. In addition, the Company has invested in 18 vessels which are wholly-owned or partially-owned through joint ventures. The Company uses this fleet to transport approximately 25 million tons of cargo annually to more than 200 ports around the world, averaging approximately 53 vessels in service daily during 2017.

The Company’s ocean logistics services provide cargo loading, cargo discharge, vessel chartering, voyage planning, and technical vessel management to vessel and cargo owners. Our logistics capabilities provide a wide array of services which allow our customers to extend their own services, to more efficiently transport their cargo, and to extend relationships with their own suppliers and customers. For some customers, the Company acts as their ocean logistics department, providing scheduling, terminal operations, port services, and marketing functions. For other customers, the Company transports supplies used in mining or processing in addition to cargo transport. The Company has worked with other customers on design, construction, and operation of loading and discharge facilities.

In addition, the Company focuses on fixing cargo and cargo contracts for transportation on backhaul routes. Backhaul routes position vessels for cargo discharge in typical loading areas. Backhaul routes allow us to reduce ballast days and instead earn revenues at times and on routes that are typically traveled without paying cargo.
The Company is a leader in the high ice class sector, secured by its control of a majority of the world's large dry bulk vessels with Ice-Class 1A designation. High ice class trading includes service in ice-restricted areas during both the winter (Baltic Sea and Gulf of St. Lawrence) and summer (Arctic Ocean). Trading during the ice seasons have provided superior profit margins, rewarding the Company for its investment in the specialized ships and the expertise it has developed working in these harsh environments.

The Company derives substantially all of its revenue from contracts of affreightment, “COAs”, voyage charters, and time charters. The Company transports a wide range of fundamental global commodities including grains, coal, iron ore, pig iron, hot briquetted iron, bauxite, alumina, cement clinker, dolomite, limestone, and other minor bulk cargo.

COAs are contracts to transport multiple shipments of cargo during the term of the contract between specified load and discharge ports, at a fixed or variable price per metric ton of cargo. The Company’s COAs typically extend for a period of one to five years, although some extend for longer periods. A voyage charter is a contract for the carriage of a specific amount and type of cargo on a load port to discharge port basis, subject to various cargo handling terms. COAs and voyage charters provide voyage revenue to the Company. A time charter is a contract under which the Company is paid to provide a vessel on a per day basis for a specified period of time. Time charters provide charter revenues to the Company.

Active risk management is an important part of our business model. The Company believes its active risk management allows it to reduce the sensitivity of its revenues to market fluctuations and helps it to secure its long-term profitability and lower relative volatility of earnings. We manage market risk by chartering in vessels for periods of less than nine months on average and through a portfolio approach based upon owned vessels, chartered-in vessels, COAs, voyage charters, and time charters. The Company tries to identify routes and ports for efficient bunkering to minimize its fuel expense. The Company also seeks to hedge a portion of its exposure to changes in the price of marine fuels, or bunkers, through fuel swaps; and to fluctuating future freight rates through forward freight agreements. The Company has also entered into interest rate agreements to fix a portion of our interest rate exposure.

Business Strategy

The Company’s principal business objectives are to profitably grow its business and increase shareholder value. The Company expects to achieve these objectives through the following strategies:

•
Focus on increasing strategic COAs.  The Company intends to increase our COA business, in particular, COAs for cargo discharge in traditional loading areas (backhaul), by leveraging its relationships with existing customers and attracting new customers. The Company believes that its dedication to solving its customer’s logistics problems, and its reputation and experience in carrying a wide range of cargoes and transiting less common routes and ports, increases its likelihood of securing strategic COAs.

•
Expand capacity and flexibility by increasing its owned fleet.  The Company is continually looking to acquire additional high-quality vessels suited for its business strategy, the needs of its customers and growth opportunities the Company identifies. The Company believes that its experience as a reliable and serious counterparty in the purchase and sale market for second-hand vessels positions it as a candidate for acquisition of high quality vessels. The Company currently controls (owns or has an ownership interest in) a fleet of 18 bulk carriers. The current fleet includes six Ice-Class 1A Panamax, two Ice-Class 1C Ultramax, two Panamax, four Supramax and two Handymax Ice-Class 1A bulk carriers. The ice-class fleet has historically produced margins that are superior to the average market rate. The Company also operates two Supramax bulk carriers through bareboat charters.

•
Increase backhaul focus, expand and defend its presence in the niche ice trades and increase fleet efficiency.  The Company continues to focus on backhaul cargoes, including backhaul cargoes associated with COAs, to reduce ballast days and increase expected earnings for well-positioned vessels. In addition, the Company intends to continue to charter in vessels for periods of less than nine months, on average, to permit it to match its variable costs to demand. The Company believes that increased vessel utilization and positioning efficiency will enhance its profitability.

•
Focus on customized and complete logistics solutions within targeted dry bulk trades.  The Company intends to leverage its experience in designing custom loading and discharging systems in critical ports and optimizing vessel operations in ports to provide a complete logistics solutions to its clients.  The Company continues to look for opportunities to transport cargo for clients from, or to, rarely used or underdeveloped port facilities to expand its operations.   The Company believes this operational expertise and complete logistics solutions will enhance the services offered, strengthen our client relationships and generate increased operating margins for the Company.

Competitive Strengths

The Company believes that it possesses a number of competitive strengths in its industry, including:

•
Expertise in certain niche markets and routes.  The Company has developed expertise and a major presence in selected niche markets and less commoditized routes, especially the Baltic Sea in winter, the Northern Sea Route between Europe and Asia in summer, and the trade route between Jamaica and the United States, as well as selected ports, particularly in Newfoundland and Baffin Island. The Company believes that there is less competition to carry “minor,” as compared to traditional “major,” bulk cargoes, and, similarly, that there is less competition on less commoditized routes. The Company believes that its experience in carrying a wide range of cargoes and transiting less common routes and ports increases its likelihood of securing higher rates and margins than those available for more commoditized cargoes and routes. The Company believes it operates assets well suited to certain of these routes, including its Japanese built Ice-Class 1A Panamax and Ice-Class 1C Utramax vessels and its Korean built Ice-Class 1A Handymax vessels. The majority of its fleet is chartered in and the Company selects these vessels to match the cargo and port characteristics of their nominated voyages. The Company has experience operating in all regularly operating dry bulk loading and discharge ports globally.

•
Enhanced vessel utilization and profitability through strategic backhaul and triangulation methods.  The Company enhances vessel utilization and profitability through selecting COAs and other contracts to carry cargo on what would normally be backhaul or ballast legs. In contrast to the typical practice of incurring charter hire and bunker costs to position an empty vessel in a port or area where cargo is normally loaded, the Company instead actively works with its customers to secure cargoes for discharge in traditional loading areas (backhaul). This practice allows the Company to position vessels for loading at lower costs than it would bear if it positioned such vessels by traveling unladen or if the Company chartered in vessels in a loading area. The Company believes that this focus on backhaul cargoes permits them to benefit from ballast bonuses that are paid to position vessels for fronthaul cargoes or, alternatively, to earn a premium for delivering ships that are in position for fronthaul cargoes.

•
Strong relationships with major industrial customers.  The Company has developed strong commercial relationships with a number of major industrial customers. These customer relationships are based upon the Company’s reputation and specific history of service to these customers. The Company believes that these relationships help it generate recurring business with such customers which, in some cases, are formalized through contracts for repeat business (COAs). The Company also believes that these relationships can help create new opportunities. Although many of these relationships have extended over a period of years, there is no assurance that such relationships or business will continue in the future. The Company believes that its familiarity with local regulations and market conditions at its routinely serviced ports, particularly in Newfoundland, Baffin Island and Jamaica, provides it with a strong competitive advantage and allows it to attract new customers and secure recurring business.

•
Logistics approach to commodity business. The Company seeks employment for its vessels in a way that utilizes its expertise in enhancing productivity of clients' supply chains.  The Company focuses on movements of cargo beyond loading and discharge berths and looks for opportunities to add value in clients' supply chains.  The Company believes its additional efforts in providing complete logistics provides a competitive advantage and allows it to maintain strong client relationships and generate increased operating margins for the Company.

•
Experienced management team.  The day-to-day operations of a logistics and transportation services company requires close coordination among customers, land-based transportation providers and port authorities around the world. Its efficient operation depends on the experience and expertise of management at all levels, from vessel acquisition and financing strategy to oversight of vessel technical operations and cargo loading and discharge. The Company has a management team of senior executive officers and key employees with extensive experience and relationships in the commercial, technical, and financial areas of the drybulk shipping industry.

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

Management

The Company’s management team consists of senior executive officers and key employees with decades of experience in the commercial, technical, management and financial areas of the logistics and shipping industries. The Company’s co-founder and Chief Executive Officer, Edward Coll, has over 38 years of experience in the drybulk shipping industry. Other members of its management team and key employees, Mark Filanowski, Mads Boye Petersen, Peter Koken, Robert Seward, Fotis Doussopoulos, and Gianni Del Signore, also have extensive experience in the shipping industry. The Company believes its management team is well respected in the drybulk sector of the shipping industry and, over the years, has developed strong commercial relationships with industrial customers and lenders. The Company believes that the experience, reputation and background of its management team will continue to be key factors in its success.

The Company provides logistics services and commercially manages its fleet primarily from offices in Newport, Rhode Island, Copenhagen, Denmark and Singapore. Logistics services and commercial management include identifying cargo for transportation, voyage planning, managing relationships, identifying vessels to charter in, and operating such vessels.

The Company’s Ice-Class 1A Panamax vessels are technically managed by a third-party manager with extensive expertise managing these vessel types and with ice pilotage. The technical management of the remainder of the Company’s owned and bareboat chartered fleet is performed in-house by our 51% owned joint venture, Seamar Management, S.A.. The Company’s technical management personnel have experience in the complexities of oceangoing vessel operations, including the supervision of maintenance, repairs, improvements, drydocking and crewing. The technical management for the Company’s chartered-in vessels is performed by each respective ship owner.

Operations and Assets

The Company is a service business and our customers use the services we provide because they believe the Company adds and creates value for them. To add value, the Company works with its customers to provide a range of logistics services beyond the traditional loading, carriage and discharge of cargoes. For example, the Company works with certain customers to review their contractual delivery terms and conditions, permitting those customers to reduce costs and certain risks. The Company also has a customer that is heavily dependent upon a port that was insufficiently supported by port pilots for the approach to port. To permit a large expansion of its services for this client, the Company formed a separate pilots association to increase the number of available pilots and improve access to the port. Another example of value added services is the formation of a new port in Newfoundland, Canada to load aggregate cargo for export. As a result of efforts such as these, in some cases the Company is the de facto logistics department for certain clients.

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

To support its services, the Company operates a fleet of 18 owned or partially owned vessels and two additional vessels under bareboat charters. As of March 21, 2018, these vessels are described in the table below:

Vessel Name	Type	DWT	Year Built	Yard
m/v Bulk Endurance	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding
m/v Bulk Destiny	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding
m/v Nordic Oasis	Panamax (Ice Class 1A)	76,180	2016	Oshima Shipbuilding
m/v Nordic Olympic	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding
m/v Nordic Odin	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding
m/v Nordic Oshima	Panamax (Ice Class 1A)	76,180	2014	Oshima Shipbuilding
m/v Nordic Orion	Panamax (Ice Class 1A)	75,603	2011	Oshima Shipbuilding
m/v Nordic Odyssey	Panamax (Ice Class 1A)	75,603	2010	Oshima Shipbuilding
m/v Bulk Power(1)	Supramax	56,940	2010	COSCO (Zhoushan) Shipyard Co., Ltd.
m/v Bulk Progress(1)	Supramax	56,943	2010	COSCO (Zhoushan) Shipyard Co., Ltd.
m/v Bulk Pride	Supramax	58,749	2008	Tsuneishi Group (Zhoushan) Shipbuilding Inc.
m/v Bulk Trident	Supramax	52,514	2006	Tsuneishi Heavy Industries (Cebu)
m/v Bulk Freedom	Supramax	52,454	2005	Tsuneishi Shipbuilding Co. Ltd.
m/v Bulk Newport	Supramax	52,587	2003	Shin Kurushima Toyohashi
m/v Bulk Beothuk	Supramax	50,992	2002	Oshima Shipbuilding
m/v Bulk Juliana	Supramax	52,510	2001	Shin Kurushima Toyohashi
m/v Bulk Patriot	Panamax	73,700	1999	Sumitomo Shipbuilding
m/v Bulk Pangaea	Panamax	70,165	1996	Sumitomo Shipbuilding
m/v Nordic Bothnia	Handymax (Ice Class 1A)	43,706	1995	Daewoo
m/v Nordic Barents	Handymax (Ice Class 1A)	43,702	1995	Daewoo
(1) The Company operates this vessel under a five-year bareboat charter with the vessel owner.

The Company owns its vessels through separate wholly-owned subsidiaries and through joint venture entities with other owners, which the Company consolidates as variable interest entities in its consolidated financial statements.

The Company owns one-third of Nordic Bulk Holding Company Ltd., (“NBHC”), a corporation that was duly organized under the laws of Bermuda in October 2012. The m/v Nordic Orion (“Orion”), the m/v Nordic Odyssey (“Odyssey”), the m/v Nordic Oshima (“Oshima”), the m/v Nordic Olympic (“Olympic”), the m/v Nordic Odin (“Odin”) and the m/v Nordic Oasis (“Oasis”) are owned by wholly-owned subsidiaries of NBHC. All of these vessels are chartered to NBC at fixed rates and also have a profit share arrangement. NBC commercially operates these vessels in spot and COA trades.

At its formation in 2013, the Company owned 50% of Nordic Bulk Ventures Holding Company Ltd., (“BVH”), a corporation that was duly organized under the laws of Bermuda for the purpose of owning Bulk Nordic Five Ltd. (“Five”) and Bulk Nordic Six Ltd. (“Six”). The m/v Bulk Endurance ("Endurance") and the m/v Bulk Destiny (“Destiny”) are owned by Five and Six, respectively. In January 2017, the Company purchased its joint venture partner's 50% interest in BVH, giving the Company full control of both vessels.

In addition to its owned fleet, the Company operates chartered-in Panamax, Supramax, Handymax and Handysize drybulk carriers. The Company employed an average of 53 vessels at any one time during 2017. In 2017, the Company owned interests in 18 vessels and chartered in an additional 198 for one or more voyages. In 2016, the Company owned interests in 14 vessels and chartered in an additional 197 for one or more voyages. The Company generally charters in third-party vessels for periods of less than nine months and, in most cases, less than six months. Chartered-in contracts are negotiated through third-party brokers, who are paid commission on a percentage basis. The Company believes that shorter-term charters afford it flexibility to match its variable costs to its customers’ service requirements. The Company also believes that this combination of owned and chartered-in vessels helps it to more efficiently match its customer demand than the Company could with only owned vessels or an entirely chartered-in fleet.

Corporate Structure

The Company is a holding company incorporated under the laws of Bermuda as an exempted company on April 29, 2014. The Company’s principal executives operate from the offices of its wholly-owned subsidiary Phoenix Bulk Carriers (US) LLC, which is located at 109 Long Wharf, Newport, Rhode Island 02840.The phone number at that address is (401) 846-7790. The Company also has offices in Copenhagen, Denmark, Athens, Greece and Singapore. The Company’s corporate website address is http://www.pangaeals.com.

As of December 31, 2017, the Company’s significant subsidiaries are as follows:

Company Name	Country of Organization	Proportion of Ownership Interest
Americas Bulk Transport (BVI) Limited	British Virgin Islands	100%	(A)
Phoenix Bulk Management Bermuda Limited	Bermuda	100%	(B)
Phoenix Bulk Carriers (BVI) Limited (“PBC”)	British Virgin Islands	100%	(C)
Bulk Ocean Shipping Company (Bermuda) Ltd.	Bermuda	100%	(D)
Phoenix Bulk Carriers (US) LLC	Delaware	100%	(E)
Allseas Logistics Bermuda Ltd.	Bermuda	100%	(F)
Bulk Patriot Ltd. (“Bulk Patriot”)	Bermuda	100%	(G)
Bulk Juliana Ltd. (“Bulk Juliana”)	Bermuda	100%	(G)
Bulk Trident Ltd. (“Bulk Trident”)	Bermuda	100%	(G)
Bulk Atlantic Ltd. (“Bulk Beothuk”)	Bermuda	100%	(G)
Nordic Bulk Barents Ltd. (“Bulk Barents”)	Bermuda	100%	(G)
Nordic Bulk Bothnia Ltd. (“Bulk Bothnia”)	Bermuda	100%	(G)
Nordic Bulk Carriers A/S (“NBC”)	Denmark	100%	(H)
Nordic Bulk Holding ApS (“NBH”)	Denmark	100%	(H)
109 Long Wharf LLC (“Long Wharf”)	Delaware	100%	(I)
Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”)	Bermuda	33%	(J)
Bulk Nordic Orion Ltd. (“Bulk Orion”)	Bermuda	33%	(J)
Bulk Nordic Oshima Ltd. (“Bulk Oshima”)	Bermuda	33%	(J)
Bulk Nordic Odin Ltd. (“Bulk Odin”)	Bermuda	33%	(J)
Bulk Nordic Olympic Ltd. (“Bulk Olympic”)	Bermuda	33%	(J)
Bulk Nordic Oasis Ltd. (“Bulk Oasis”)	Bermuda	33%	(J)
Nordic Bulk Holding Company Ltd. (“NBHC”)	Bermuda	33%	(K)
Bulk Nordic Five Ltd. (“Five”)	Bermuda	100%	(G)
Bulk Nordic Six Ltd. (“Six”)	Bermuda	100%	(G)
Nordic Bulk Ventures Holding Company Ltd. (“BVH”)	Bermuda	100%	(A)
Bulk Freedom Corp. ("Bulk Freedom")	Marshall Islands	100%	(G)
Bulk Pride Corp. ("Bulk Pride")	Marshall Islands	100%	(G)
Venture Barge (U.S) Corp. ("VBC")	Delaware	50%	(L)
Flintstone Ventures Limited ("FVL")	Newfoundland and Labrador	100%	(M)
Seamar Management S.A.	Greece	51%	(N)

(A)	The primary purpose of this corporation is to manage and operate ocean going vessels.

(B)	The primary purpose of this entity is to perform certain administrative management functions that have been assigned by PBC.

(C)	The primary purpose of this corporation is to provide logistics services to customers by chartering, managing and operating ships.

(D)	The primary purpose of this corporation is to manage the fuel procurement for all vessels.

(E)	The primary purpose of this corporation is to act as the U.S. administrative agent for the Company.

(F)	The primary purpose of this corporation is to act as the treasury agent for the Company.

(G)	The primary purpose of these entities is owning bulk carriers.

(H)	The primary purpose of NBC is to provide logistics services to customers by chartering, managing and operating ships. NBH is the holding company of NBC.

(I)	Long Wharf is a limited liability company duly organized under the laws of Delaware for the purpose of holding real estate located in Newport, Rhode Island.

(J)	The primary purpose of these entities is owning bulk carriers. These companies are wholly-owned by NBHC, which is one-third owned by the Company.

(K)
The primary purpose of this entity is to own or lease bulk carriers through wholly-owned subsidiaries. The Company’s interest in Bulk Odyssey, Bulk Orion, Bulk Oshima, Bulk Olympic, Bulk Odin and Bulk Oasis is through its interest in NBHC.

(L)	The primary purpose of VBC is to own and operate the deck barge Miss Nora G. Pearl.

(M)	The primary purpose of FVL is the carriage of specialized cargo.

(N)	This entity is the technical manager of 14 vessels owned and operated by the Company.

Crewing and Employees

Each of our vessels is crewed with 20-25 independently contracted officers and crew members and, on certain vessels, directly contracted officers. Our technical managers are responsible for locating, contracting and retaining qualified officers for its vessels. The crewing agencies handle each crew member’s training, travel and payroll, and ensure that all the crew members on its vessels have the qualifications and licenses required to comply with international regulations and shipping conventions. The Company typically has more crew members on board than are required by the country of the vessel’s flag in order to allow for the performance of routine maintenance duties.

The Company employs approximately 74 shore-based personnel and had approximately 430 independently contracted seagoing personnel on its owned vessels. The shore-based personnel are employed in the United States, Athens, Copenhagen and Singapore.

Competition

The Company operates in markets that are highly competitive and based primarily on supply and demand for ocean transport of drybulk commodities. The Company competes for COAs on the basis of service, price, route history, size, age and condition of the vessel and for charters on the basis of service, price, vessel availability, size, age and condition of the vessel, as well as on its reputation as an owner and operator. The Company principally competes with owners and operators of Panamax, Supramax, Ultramax and Handymax bulk carriers. The Company attempts to differentiate itself from other owners and operators by extending its services to support more of its customers' supply chains.

Seasonality

Demand for vessel capacity has historically exhibited seasonal variations and, as a result, fluctuations in charter rates. This seasonality may result in quarter-to-quarter volatility in the Company's operating results. The dry bulk carrier market is typically stronger in the fall months in anticipation of increased consumption of coal and other raw materials in the northern hemisphere during the winter months. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and supplies of certain commodities. The Company may earn higher margins on ice-class business in winter and during severe ice trading.

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

The Company believes that the heightened level of environmental and quality concerns among insurance underwriters, regulators, the United Nations and other governments, and charterers is leading to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the dry bulk shipping industry. Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards. The Company is required to maintain operating standards for all of its vessels that emphasize operational safety, quality maintenance, continuous training of its officers and crews and compliance with United States and international regulations. The Company believes that the operation of its vessels is in substantial compliance with applicable environmental laws and regulations and that its vessels have all material permits, certificates or other approvals necessary for the conduct of its operations as of the date of this Form 10-K. However, because such laws and regulations are frequently changed and may impose increasingly strict requirements, the Company cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on the resale value or useful lives of its vessels. In addition, a future serious marine incident that results in significant oil pollution or otherwise causes significant adverse environmental impact could result in additional legislation or regulation that could negatively affect the Company’s profitability.

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

The IMO’s Marine Environment Protection Committee, or MEPC, adopted amendments to Annex VI on October 10, 2008, which amendments were entered into force on July 1, 2010. The Amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulphur contained in any fuel oil used onboard ships. As of January 1, 2012, the Amended Annex VI required that fuel oil contain no more than 3.50% sulfur (from the current cap of 4.50%). By January 1, 2020, sulfur content must not exceed 0.50%. The cost of marine fuels is expected to increase substantially when these requirements come into force, and ability of the Company to recoup these costs is uncertain.

Beginning January 1, 2015, ships operating within an emission control area ("ECA") were not permitted to use fuel with sulfur content in excess of 0.1% (from 1.0%). Amended Annex VI establishes procedures for designating new ECAs. Currently, the Baltic Sea, the North Sea, certain coastal areas of North America and areas of the United States Caribbean Sea adjacent to Puerto Rico and the U.S. Virgin Islands are designated ECAs. Ocean-going vessels in these areas are subject to stringent emissions controls, which may cause the Company to incur additional costs. If other ECAs are approved by the IMO or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (the "EPA"), or the states where the Company operates, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of operations.

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

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions. For example, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention's implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. The BWM Convention entered into force on September 8, 2017 at which time mid-ocean ballast exchange or ballast water treatment systems became mandatory. The Company’s vessels will be required to be equipped with a ballast water treatment system that meets mandatory concentration limits not later than the first intermediate or renewal survey, whichever occurs first, after the anniversary date of delivery of the vessel in 2014, for vessels with ballast water capacity of 1500 – 5000 cubic meters, or after such date in 2016, for vessels with ballast water capacity of greater than 5000 cubic meters. The cost of compliance with these requirements may be material. The Company's newer fleet of Ice-Class vessels were equipped with these systems when delivered from the shipyard.

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

International Labor Organization

The International Labor Organization (ILO) is a specialized agency of the UN with headquarters in Geneva, Switzerland. The ILO has adopted the Maritime Labor Convention 2006, or MLC 2006. A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance is required to ensure compliance with the MLC 2006 for all ships above 500 gross tons in international trade. The MLC 2006 entered into force on August 20, 2013. Amendments to MLC 2006 entered into force on January 18, 2017. Ships that are subject to the MLC will, after this date, be required to display certificates issued by an insurer or other financial security provider confirming that insurance or other financial security is in place for the cost and expense of crew repatriation, as well as up to four months contractually entitled arrears of wages and entitlements following abandonment.  Amendments also require a certificate for liabilities for contractual claims arising from seafarer personal injury, disability or death. The Company’s vessels are in full compliance with its requirements.

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

The Company expects to perform one special survey in 2018 at an aggregate total cost of approximately $1.3 million. The Company expects to perform six intermediate surveys in 2018 at an aggregate total cost of approximately $1.8 million. The Company estimates that offhire related to the surveys and related repair work is ten to twenty days per vessel, depending on the size and condition of the vessel.

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

The Company maintains hull and machinery insurance, war risks insurance, protection and indemnity cover and freight, demurrage and defense cover for its owned fleet at amounts it believes address the normal risks of its operations. The Company may not be able to maintain this level of coverage throughout a vessel’s useful life. Furthermore, while the Company believes that its current insurance coverage is adequate, not all risks can be insured, and there can be no guarantee that any specific claim will be paid, or that the Company will always be able to obtain adequate insurance coverage at reasonable rates.

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

INDUSTRY AND MARKET CONDITIONS

Market Overview

Ocean going vessels represent the most efficient and often the only means of transporting large volumes of dry cargo over long distances. Dry bulk cargo includes both major and lesser commodities such as coal, iron ore, grain, bauxite, cement clinker, and limestone. Dry bulk trade is influenced by the underlying demand for the dry bulk commodities which in turn is influenced by the level of global economic activity.

The world’s fleet of vessels dedicated to carrying dry bulk cargoes is traditionally divided into six major categories, based on a vessel’s cargo carrying capacity. These categories are: Handysize, Supramax, Ultramax, Panamax, Capesize and Very Large Ore Carrier. Certain routes and geographies are less accessible to certain vessel sizes. For example, Panamax and Supramax vessels are the main dry bulk vessel types deployed in the Baltic due to draft restrictions. Similarly, these vessels tend to be deployed on the Northern Sea Route (NSR) along the coast of Russia is Panamax.

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

The Company participates in each of these capacities with the exception of cargo owner.

The Freight Market

Dry bulk vessels are employed in the market through a number of different chartering options. The general terms typically found in these types of contracts are described below.

•
Time Charter.  A charter under which the vessel owner or operator is paid charterhire on a per-day basis for a specified period of time. Typically, the shipowner receives semi-monthly charterhire payments on a U.S. dollar-per-day basis and is responsible for providing the crew and paying vessel operating expenses, while the charterer is responsible for paying the voyage expenses and additional voyage insurance. The ship owner is also responsible for the vessel’s intermediate and special survey (heavy mandatory maintenance) costs. Under time charters, including trip charters, the charterer pays all voyage expenses including port, canal and bunker (fuel) costs.

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

•
Bareboat Charter.  A bareboat charter involves the use of a vessel, usually over longer periods of time (several years). In this case, all voyage expenses and vessel operating expenses, including maintenance, crewing and insurance, are paid for by the charterer. The owner of the vessel receives monthly charterhire payments on a U.S. dollar per day basis and is responsible only for the payment of capital costs related to the vessel. A bareboat charter is also known as a “demise charter” or a “time charter by demise.”

The Company employs its vessels under each type of contract listed above.

Rates

In the time charter (period) market, rates vary depending on the length of the charter period and vessel specific factors such as age, speed, size and fuel consumption. In the voyage charter market, rates are influenced by cargo size, commodity, port dues and canal transit fees, as well as delivery and redelivery regions. In general, a larger cargo size is quoted at a lower rate per ton than a smaller cargo size. Routes with costly ports or canals generally command higher rates. Voyages loading from a port where vessels usually discharge cargo, or discharging at a port where vessels usually load cargo, are generally quoted at lower rates. These voyages are known as “backhaul” voyages.

In some cases, charters will include an additional payment known as a ballast bonus. A ballast bonus is a lump sum payment made to a shipowner or operator (by the charterer) as compensation for delivering a ship in a particular loading region of the world. For a ship to enter a loading region, an empty (ballast) leg may be required because there are no inbound cargoes. The ballast bonus should reflect the cost of the empty ballast in terms of time and fuel. A typical fixture that involves a ballast bonus might be expressed as “freight hire of $10,000 per day, plus a ballast bonus of $100,000 lump sum”.

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

Dry Bulk Trades Requiring Ice Class Tonnage

Ice class vessels are required to serve ports accessed by routes crossing seasonal or year-round ice-covered oceans, lakes, seas or rivers. Ice class vessels are mainly deployed in the Baltic Sea, the Northern Sea Route (NSR) and the Great Lakes/St. Lawrence Seaway. These regions have experienced strong trade growth in dry bulk cargoes, driven in particular by increased mining activities supported by strong commodity demand in Asia, decreased level of ice, and technology advancement in shipping. However, the NSR experienced a steep drop in tons of cargo transported and has remained low due to low fuel prices, which made the NSR less attractive. Cargo traffic to and from Russian ports is expected to increase in the coming years, mainly representing supplies and cargo for new industrial projects.

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

Risks Relating to the Company’s Industry

The cyclical and volatile nature of the seaborne drybulk transportation industry may lead to decreases in charter and freight rates, which may have an adverse effect on the Company’s revenues, earnings and profitability and its ability to comply with its loan covenants. The market improved in 2017 due to increased demand and a slightly lower increase in the supply of tonnage. However, should supply attrition diminish, market growth may be limited in 2018.

The seaborne drybulk transportation industry is cyclical and volatile, and a lengthy downturn in the drybulk charter market severely affected the entire drybulk shipping industry. Although rates increased in 2017, there can be no assurance that drybulk charter rates will continue to increase, and rates could decline. Volatility of charter and freight rates is due to various factors, including changing crude oil prices, economic activity in the largest economies, including China, a strong U.S. Dollar and the associated weakening of other world currencies and the over-supply of available tonnage.

Although our operating fleet is primarily chartered-in on a short term basis and lower charter rates result in lower charter hire costs, changes in charter and freight rates in the drybulk market affect vessel values and earnings on our owned fleet, and may affect our cash flows, liquidity and ability to comply with the financial covenants in our loan agreements. Another extended downturn in the drybulk carrier market may have adverse consequences. The value of our common shares could be substantially reduced under these circumstances.

We employ our vessels under a mix of voyage charters and time charters and COA’s which typically extend for varying lengths of time, from one month to ten years. As a result, we are exposed to changes in market rates for drybulk carriers and such changes may affect our earnings and the value of our owned drybulk carriers at any given time. A COA relates to the carriage of multiple cargoes over the same route and enables the COA holder to nominate different vessels to perform individual voyages. We may not be able to successfully employ our vessels in the future or renew existing contracts at rates sufficient to allow us to meet our obligations. We are also exposed to volatility in the market rates we pay to charter-in vessels. Fluctuations in charter and freight rates result from changes in the supply of and demand for vessel capacity and changes in the demand for seaborne carriage of commodities. Because the factors affecting the supply of and demand for vessels are outside of our control and are unpredictable, the nature, timing, direction and degree of changes in industry conditions are also unpredictable.

Factors that influence demand for vessel capacity include:

•	supply of and demand for energy resources, commodities, semi-finished and finished consumer and industrial products;

•	changes in the exploration or production of energy resources, commodities, semi-finished and finished consumer and industrial products;

•	the location of regional and global exploration, production and manufacturing facilities;

•	the location of consuming regions for energy resources, commodities, semi-finished and finished consumer and industrial products;

•	the globalization of production and manufacturing;

•	global and regional economic and political conditions, including armed conflicts, terrorist activities, embargoes and strikes;

•	natural disasters and other disruptions in international trade;

•	developments in international trade;

•	changes in seaborne and other transportation patterns, including the distance cargo is transported by sea;

•	environmental and other regulatory developments;

•	currency exchange rates;

•	bunker (fuel) prices; and

•	weather.

The factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	port and canal congestion;

•	bunker prices;

•	the scrapping rate of older vessels;

•	vessel casualties;

•	the number of vessels that are out of service.

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

We anticipate that the future demand for our drybulk carriers and our logistics services will be dependent upon economic growth in world economies and its associated industrial production, seasonal and regional changes in demand, changes in the capacity of the global drybulk carrier fleet and the sources and supply of drybulk cargoes to be transported by sea. Total newbuilding orders increased dramatically in 2017, lead by Panamax and Kamsarmax, which order levels are the highest since 2013, while supramax orders seemed poised to drop to a 12 year low. However, the dry bulk fleet as a whole is expected to grow at a slower pace than demand.

Any change in drybulk carrier capacity in the future may result in lower charter and freight rates which, in turn, will adversely affect our profitability.

The market supply of drybulk carriers is not expected to exceed vessel demand growth in the short term, however, the dry bulk fleet is expected to grow faster than demand in 2019. Until that new supply is fully absorbed by the market, charter rates may come under pressure.

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

In addition, as vessels grow older, they generally decline in value. If the market values of our owned vessels decrease, we may not be in compliance with certain covenants in our credit facilities secured by mortgages on our drybulk vessels unless we provide additional collateral or prepay a portion of the loan to a level where we are again in compliance with our loan covenants. The Company was in compliance with all of its covenants at December 31, 2017 and 2016.

If we sell one or more of our vessels at a time when vessel prices have fallen and before we have recorded an impairment adjustment to our consolidated financial statements, the sale proceeds may be less than the vessel’s carrying amount, resulting in a loss and a reduction in earnings.

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

At March 31, 2017, June 30, 2017 and December 31, 2017, we did not identify any potential indicator of impairment and accordingly, did not compare the estimated undiscounted cash flows to the carrying amount of vessels. At December 31, 2016, we identified a potential impairment indicator by reference to industry-wide estimated market values of all vessels of the same size range and age. As a result, we evaluated each asset group for impairment by estimating the total undiscounted cash flows expected to result from the use of the asset group and its eventual disposal. At March 31, 2017, June 30, 2017 and December 31, 2016, the estimated undiscounted future cash flows were higher than the carrying amount of the vessels in the Company's fleet and as such, no loss on impairment was recognized.

The Company has relied on financial support from its founders and investors through related party loans, which may not be available to the Company in the future.

From time to time, we have obtained loans from our founders, Edward Coll, Anthony Laura, and Lagoa Investments, an entity beneficially owned by Claus Boggild, to meet vessel purchase, newbuilding deposit, and other obligations of the Company. These loans may not be available to the Company in the future. We may seek to refinance such related party loans with the net proceeds of future debt and equity offerings, but we cannot be sure that we will be able to do so on acceptable terms. If we are not able to find additional sources of financing on acceptable terms, we may have to dedicate a larger portion of our cash flow from operations to pay the principal and interest of these loans. Even if we are able to borrow money from such parties, such borrowing could create a conflict of interest of management to the extent they also act as lenders to the Company.

The state of the global financial markets and economic conditions may adversely impact our ability to obtain additional financing on acceptable terms and otherwise negatively impact our business.

Global financial markets can be volatile and contraction in available credit may happen as economic conditions change. In recent years, operating businesses in the global economy have faced weakening demand for goods and services, deteriorating international liquidity conditions, and declining markets which lead to a general decline in the willingness of banks and other financial institutions to extend credit, particularly in the shipping industry. As the shipping industry is highly dependent on the availability of credit to finance and expand operations, it may be negatively affected by such changes and volatility.

Also, as a result of concerns about the stability of financial markets generally, and the solvency of counterparties specifically, the cost of obtaining money from the credit markets may increase if lenders increase interest rates, enact tighter lending standards, refuse to refinance existing debt at all or on terms similar to current debt, and reduce, or cease to provide funding to borrowers. Due to these factors, additional financing may not be available to the extent required, on acceptable terms or at all. If additional financing is not available when needed, or is available only on unfavorable terms, we may be unable to expand or meet our obligations as they come due or we may be unable to enhance our existing business, complete additional vessel acquisitions or otherwise take advantage of business opportunities as they arise.

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

Risks associated with operating ocean-going vessels could affect our business and reputation, which could adversely affect our revenues and the price of our common shares.

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

On our charterers' instructions, notwithstanding contractual restrictions agreed with us, our vessels may call on ports or operate in countries subject to sanctions and embargoes imposed by the U.S. government and other authorities or countries identified by the U.S. government or other authorities as state sponsors of terrorism, such as Iran and Syria. The U.S. sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time.

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

In order to comply with new ballast water treatment requirements, we will have to install expensive ballast water treatment systems and modify our vessels to accommodate such systems.

The International Convention for the Control and Management of Ships’ Ballast Water and Sediments (the “BWM Convention”), adopted by the UN International Maritime Organization in February 2004, calls for the prevention, reduction or elimination of the transfer of harmful aquatic organisms and pathogens through the control and management of ships' ballast water and sediments. The BWM Convention entered into force on September 8, 2017. In order to comply with these living organism limits, vessel owners will have to install expensive ballast water treatment systems and modify existing vessels to accommodate those systems or make port facility disposal arrangements, which may have a material impact on our business, financial condition and results of operations, depending on the cost of available ballast water treatment systems and the extent to which existing vessels must be modified to accommodate such systems.

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

Fuel, or bunkers, is typically the largest expense of our operating business and therefore, changes in the price of fuel may adversely affect our profitability. When we operate vessels under COAs or voyage charters, we are responsible for all voyage costs, including bunkers. The price and supply of fuel can be unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Further, fuel may become much more expensive in the future, such as when new regulations requiring the use of low sulphur fuel go into effect in 2020. Increased fuel costs may reduce our profitability. We continually monitor the market volatility associated with bunker prices and seek to hedge our exposure to changes in the price of marine fuels with our bunker hedging program. Please see “The Company’s Management and Discussion Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures about Market Risks — Fuel Swap Contracts.”

In the highly competitive international shipping industry, we may not be able to compete successfully for chartered-in vessels or for vessel employment and, as a result, we may be unable to charter-in vessels at reasonable rates or employ our vessels profitably.

We charter-in and employ vessels in a highly competitive market that is capital intensive and highly fragmented. Competition arises primarily from other vessel owners and operators, some of whom have substantially greater resources than we do. Competition for seaborne transportation of drybulk cargo by sea is intense and depends on the charter or freight rate and on the location, size, age, condition and acceptability of a vessel and its operators. Due to the highly fragmented market, competitors with greater resources are able to operate larger fleets and may be able to offer lower charter or freight rates and higher quality vessels than we are able to offer. If we are unable to successfully compete with other drybulk shipping operators, we may be unable to retain customers or attract new customers, which would have an adverse impact on our results of operations.

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

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean, Indonesia, the Gulf of Guinea off the Coast of Nigeria and the Gulf of Aden off the coast of Somalia. Although the frequency of sea piracy continued to decrease during 2017, sea piracy incidents continue to occur, predominantly off the Southeast Asian coast. Dry bulk vessels and small tankers are particularly vulnerable to such attacks. If these piracy attacks result in regions in which our vessels are deployed being characterized as “war risk” zones by insurers, or Joint War Committee “listed areas,” premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including costs to employ onboard security guards, could increase in such circumstances. Furthermore, the obligations for charter hire payments and determination of on-hire days is unclear with respect to piracy. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, any detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

Political instability, terrorist attacks and international hostilities can affect the seaborne transportation industry, which could adversely affect our business.

We conduct most of our operations outside of the United States, and our business, results of operations, cash flows, financial condition and ability to pay dividends, if any, in the future may be adversely affected by changing economic, political and government conditions in the countries and regions where our vessels are employed or registered. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political conflicts, including the current political instability in the Middle East, Ukraine, North Africa, North Korea and other geographic areas, terrorist or other attacks, war and other international hostilities. Terrorist attacks and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks around the world, continues to cause uncertainty in the world's financial markets and may affect our business, operating results and financial condition. Continuing conflicts and recent developments in North Korea, the Middle East, Ukraine and North Africa, and the presence of U.S. or other armed forces in Iraq, Afghanistan and various other regions, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in many regions around the world. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

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

The logistics industry has its own set of risks, including infrastructure issues, operational efficiencies, lack of digital culture and training, labor relations and operational costs. We may not be able to provide logistics solutions to our customers in the face of obstacles created as a result of one of these factors.

The Company has dedicated resources to developing logistics solutions for our customers. These solutions may depend on infrastructure quality and improvement, the ability to hire qualified personnel, the ability to coordinate operations, development of digital integration and collaboration with suppliers and customers, and the ability to contain costs. If we are unable to facilitate these solutions due to any of these factors, we will not be able to continue developing such solutions.

Risks Relating to Our Company

Our business strategy includes chartering-in vessels, and we may not be able to charter-in suitable vessels.

Our business strategy depends, in large part, on our ability to charter-in vessels. If we are not able to find suitable vessels to charter-in, or to charter-in vessels at what we deem to be a reasonable rate, we may not be able to operate profitably or perform our contractual obligations. As a result, we may need to adjust our business strategy, and we may experience material adverse effects on our business, financial condition and results of operations. In addition, if we charter-in a vessel and shipping rates subsequently decrease, or we are unable to secure employment for such a vessel, our obligation under the charter may adversely affect our financial condition and results of operations.

We depend upon a few significant customers for a large part of our revenues and cash flow, and the loss of one or more of these customers could adversely affect our financial performance.

We expect to derive a significant part of our revenue and cash flow from a relatively small number of repeat customers. For the year ended December 31, 2017, five of our top ten customers, representing 26% of total revenue, are repeat customers. If one or more of our significant customers is unable to perform under one or more charters or COAs and we are not able to find a replacement charter or COA; or if a customer exercises certain rights to terminate the charter or COA, we could suffer a loss of revenues that could materially adversely affect our business, financial condition, results of operations and cash available for distribution as dividends to our shareholders.

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

We enter into various contracts that are material to the operation of our business, including COAs, time charters and voyage charters under which we employ our vessels, and charter agreements under which we charter-in vessels. We also enter into loan agreements and hedging agreements, such as interest rate swap agreements, bunker swap agreements, and forward freight agreements, or FFAs. Such agreements subject us to counterparty risks. The ability and willingness of each of our counterparties to perform its obligations under a contract with us will depend on a number of factors that are beyond our control, including, among other things, general economic conditions, the condition of the drybulk shipping industry, the overall financial condition of our counterparty, prevailing prices for drybulk cargoes, rates received for specific types of vessels and voyages, and various expenses. In addition, in depressed market conditions, our customers may no longer need us to carry a cargo that is currently under contract or may be able to obtain carriage at a lower rate. If our customers fail to meet their obligations to us or attempt to renegotiate our agreements, it may be difficult to secure suitable substitute employment for the vessel, and any new charter arrangements we secure may be at lower rates or, if our counterparties fail to deliver a vessel we have agreed to charter-in, or if a counterparty otherwise fails to honor its obligations to us under a contract, we could sustain significant losses, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends to holders of our common shares in the amounts anticipated or at all and compliance with covenants in our secured loan agreements.

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

We may be unable to comply with covenants in our credit facilities or any financial obligations that impose operating and financial restrictions on us.

Our credit facilities and capital leases, which are secured by mortgages on our vessels, impose certain operating and financial restrictions on us, mainly to ensure that the market value of the mortgaged vessel under the applicable credit facility does not fall below a certain percentage of the outstanding amount of the loan, which we refer to as the collateral maintenance or loan to value ratio. In addition, certain of our credit facilities include other financial covenants, which require us to, among other things, maintain:

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

Non-compliance with any of our financial covenants or operating restrictions contained in our credit facilities may constitute an event of default under our credit facilities, which, unless cured within the grace period set forth under the applicable credit facility, if applicable, or waived or modified by our lenders, provides our lenders with the right to, among other things, require us to post additional collateral, enhance our equity and liquidity, increase our interest payments, pay down our indebtedness to a level where we are in compliance, sell vessels in our fleet, reclassify our indebtedness as current liabilities, accelerate our indebtedness, or foreclose their liens on our vessels and the other assets securing the credit facilities, which would impair our ability to continue to conduct our business. As of December 31, 2017, we are in compliance with covenants contained in our debt agreements. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Borrowing Activities.”

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

One of our principal business strategies is to continue to expand capacity and flexibility by increasing our owned fleet as we secure additional demand for our services. Our growth strategy will depend upon a number of factors, some of which may not be within our control. These factors include our ability to:

•	enter into new contracts for the transportation of cargoes;

•	develop customized logistics solutions within targeted dry bulk trades;

•	locate and acquire suitable vessels for acquisitions at attractive prices;

•	obtain required financing for our existing and new operations;

•	integrate any acquired vessels successfully with our existing operations, including obtaining any approvals and qualifications necessary to operate vessels that we acquire;

•	enhance our customer base;

•	hire, train and retain qualified personnel and crew to manage and operate our growing business and fleet;

•	identify additional new markets; and

•	improve our operating, financial and accounting systems and controls.

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

We manage our market exposure using forward freight agreements, or FFAs, and other derivative instruments, such as bunker hedging contracts and interest rate swap agreements. FFAs are cash-settled derivative contracts based on future freight delivery rates and other derivative instruments. FFAs may be used to hedge exposure to the changing rates by providing for the purchase or sale of a contracted charter rate along a specified route or combination of routes and over a specified period of time. Upon settlement, if the contracted charter rate is less than the settlement rate, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we take positions in FFAs and do not correctly anticipate rate movements for the specified vessel route or routes and relevant time period or our assumptions regarding the relative relationships of certain vessels’ earnings, routes and other factors relevant to the FFA markets are incorrect, we could suffer losses in settling or terminating our FFAs. In addition, we normally do not designate our FFAs for special hedge accounting and, as such, our use of such derivatives may lead to material fluctuations in our results of operations.

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

A significant portion of our revenues are derived from COAs. While COAs provide a relatively stable and predictable source of revenue, they typically fix the rate we are paid for our drybulk shipping services. Once we have entered into a COA, if we have not correctly anticipated vessel rates, location and availability for our owned or chartered-in fleet to fulfill the COA, we could suffer losses. Moreover, factors beyond our control may cause a COA to become unprofitable. Nevertheless, we would be obligated to continue to perform for the term of the COA. In addition, factors beyond our control, such as vessel availability, port delays, changes in government or industry rules or regulation, industrial actions or acts of terrorism or war, could affect our ability to perform our obligations under our COAs, which could result in breach of contract or other claims by our COA counterparties. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations and financial condition.

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

Obligations associated with being a public company require significant company resources and management attention, and we incur increased costs as a result of being a public company.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations of the SEC, including Sarbanes-Oxley, and requirements of the NASDAQ Global Select Market. These requirements and rules may place a strain on our systems and resources. For example, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and Sarbanes-Oxley requires that we document and maintain effective disclosure controls and procedures and internal control over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational and accounting resources and we incur significant legal, accounting and other expenses as a result. The expenses incurred by public companies, generally, for reporting and corporate governance purposes have been increasing and the costs we incur for such purposes may strain our resources. We anticipate upgrading our accounting information systems in conjunction with the replacement of our ERP system in 2018. We may implement additional financial and management controls and procedures, reporting and business intelligence systems, create or outsource an internal audit function, or hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. In addition, our limited management resources may exacerbate the difficulties in complying with these reporting and other requirements while focusing on executing our business strategy. Our incremental general and administrative expenses as a publicly traded corporation include costs associated with preparing reports to shareholders, tax returns, investor relations, registrar and transfer agent’s fees, incremental director and officer liability insurance costs and director compensation. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, results of operations and financial condition. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common shares, fines, sanctions and other regulatory action.

We are required to comply with certain provisions of Section 404 of Sarbanes-Oxley. However, as a smaller reporting company, we are exempt from certain of its requirements for so long as we remain so. For example, Section 404 of Sarbanes-Oxley requires that the Company and its independent auditors report annually on the effectiveness of our internal control over financial reporting. However, as a smaller reporting company, we may take advantage of an exemption from the auditor attestation requirement. Once we are no longer a smaller reporting company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent auditors on the effectiveness of our internal control over financial reporting. Management, however, is not exempt from this requirement, and is required to, among other things, maintain and periodically evaluate our internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process documentation, evaluation and testing of our internal control over financial reporting to allow us to report on the effectiveness of our internal control over financial reporting.

A failure to pass inspection by classification societies could result in vessels being unemployable until they pass inspection, resulting in a loss of revenues from such vessels for that period.

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

Because we purchase and operate secondhand vessels, we may be exposed to increased operating costs which could adversely affect our earnings and, as our fleet ages, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.

As part of our current business strategy to increase our owned fleet, we may acquire new and secondhand vessels. While we inspect secondhand vessels prior to purchase, this does not provide us with the same knowledge about their condition that we would have had if these vessels had been built for and operated exclusively by us. Accordingly, we may not discover defects or other problems with secondhand vessels prior to purchasing or chartering-in, or may incur costs to terminate a purchase agreement. Any such hidden defects or problems may be expensive to repair, and if not detected, may result in accidents or other incidents for which we may become liable to third parties.

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel. Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers.

Furthermore, governmental regulations, safety or other equipment standards related to the age of vessels may require expenditures for alterations, or the addition of new equipment and may restrict the type of activities in which the vessel may engage. As our vessels age, market conditions may not justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives.

Unless we set aside reserves or are able to borrow funds for vessel replacement, we will be unable to replace the vessels in our fleet at the end of their useful lives.

We estimate the useful life of our vessels to be 25 or 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of our vessels range from 3 to 24 years, depending on the age and type of vessel. The average age of our owned drybulk carriers at the time of this filing is approximately 10 years. A portion of our cash flows and income are dependent on the revenues earned by employing our vessels. If we are unable to replace the vessels in our fleet at the end of their useful lives, our business, results of operations, financial condition and ability to pay dividends could be materially and adversely affected. We currently do not maintain reserves for vessel replacements. We intend to finance vessel replacements from internally generated cash flow, borrowings under our credit facilities or additional equity or debt offerings.

Our ability to obtain additional debt financing, or to refinance existing indebtedness, may be dependent on the performance and length of our COAs and charters, and the creditworthiness of our contract counterparties.

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

We intend to partially finance the acquisition of vessels with borrowings drawn under credit facilities or capital lease obligations. While we may refinance amounts drawn under our credit facilities with the net proceeds of future debt and equity offerings, we cannot assure you that we will be able to do so at interest rates and on terms that are acceptable to us or at all. If we are not able to refinance these amounts with the net proceeds of debt and equity offerings at an interest rate or on terms acceptable to us or at all, we will have to dedicate a larger portion of our cash flow from operations to pay the principal and interest of this indebtedness. If we are not able to satisfy these obligations, we may have to undertake alternative financing plans or sell vessels. The actual or perceived credit quality of our contract counterparties, any defaults by them and the market value of our fleet, among other things, may materially affect our ability to obtain alternative financing. In addition, debt service payments under our credit facilities, capital lease obligations or alternative financing may limit funds otherwise available for working capital, capital expenditures, the payment of dividends and other purposes. If we are unable to meet our debt obligations, or if we otherwise default under our credit facilities or alternative financing arrangements, our lenders could declare the debt, together with accrued interest and fees, to be immediately due and payable and foreclose on our fleet, which could result in the acceleration of other indebtedness that we may have at such time and the commencement of similar foreclosure proceedings by other lenders.

We depend on our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and other key employees, and the loss of their services would have a material adverse effect on our business, results and financial condition.

We depend on the efforts, knowledge, skill, reputations and business contacts of our Chief Executive Officer, Edward Coll, our Chief Financial Officer, Gianni Del Signore, our Chief Operating Officer, Mark Filanowski, and other key employees, including Mads Boye Petersen, Peter Koken, Robert Seward and Fotis Doussopoulos. Accordingly, our success will depend on the continued service of these individuals. We do not have employment agreements with our executive officers or employees. We may experience departures of senior executive officers and other key employees, and we cannot predict the impact that any of their departures would have on our ability to achieve our financial objectives. The loss of the services of any of them could have a material adverse effect on our business, results of operations and financial condition.

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

Information technology disruptions and security threats could negatively impact our business

Our information technology (IT) and related systems are critical to the operation of our business. Cybersecurity threats, including attempts to gain access to our confidential or proprietary information, malicious software, and other security breaches, continue to evolve and require highly skilled IT resources.  We are not aware of any material losses relating to cybersecurity violations, and we believe our threat detection and mitigation processes are sufficient. However, these security threats continue to evolve, and the possibility of future material incidents cannot be completely mitigated. Any future breach of data security, whether of our systems or the systems of our service providers who may have access to our data for business purposes, could compromise confidential information and disrupt our operations, exposing us to liability and increased costs. Such a breach may not be covered by insurance, may result in reputational damage and adversely affect our competitiveness and our results of operations. We may update and/or replace IT systems used by our business.  The implementation of new systems may cause temporary disruptions of business activities as existing processes are transitioned to the new systems.

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

We may, from time to time, issue additional common shares to support our growth strategy, reduce debt or provide us with capital for other purposes that our Board of Directors believes to be in our best interest.  To the extent that an existing shareholder does not purchase additional shares that we issue, that shareholder’s interest in our company will be diluted, which means that its percentage of ownership in our company will be reduced.  Following such a reduction, that shareholder’s common shares would represent a smaller percentage of the vote in our Board of Directors’ elections and other shareholder decisions.

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

Classified Board of Directors.

Our Board of Directors is divided into three classes serving staggered, three-year terms. This classified board provision could discourage a third party from making a tender offer for our shares or attempting to obtain control of us.  It could also delay shareholders who do not agree with the policies of our Board of Directors from removing a majority of our Board of Directors for up to two years.

We are incorporated in Bermuda and it may not be possible for our investors to enforce U.S. judgments against us.

We are incorporated in Bermuda and substantially all of our assets are located outside the United States. In addition, one of our directors is a non-resident of the United States, and all or a substantial portion of such director’s assets are located outside the United States. As a result, it may be difficult or impossible for U.S. investors to serve process within the United States, upon us or our directors and executive officers, or to enforce a judgment against us for civil liabilities in United States courts.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

 ITEM 2. PROPERTIES

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are traded on The Nasdaq Capital Market under the symbol PANL. The following table sets forth the high and low sales prices for our common shares for the periods indicated since our common shares began public trading (as PANL) on October 3, 2014.

2017	High	Low
Fourth Quarter	$8.40	$2.25
Third Quarter	$2.98	$2.14
Second Quarter	$3.70	$2.54
First Quarter	$3.75	$2.85
2016	High	Low
Fourth Quarter	$4.44	$2.40
Third Quarter	$3.06	$2.25
Second Quarter	$3.74	$2.22
First Quarter	$2.84	$1.89

Holders

As of March 21, 2018, there were approximately 490 holders of record of our common shares.

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

In addition, since we are a holding company with no material assets other than the shares of our subsidiaries through which we conduct our operations, our ability to pay dividends will depend on our subsidiaries’ distributing to us their earnings and cash flows. During the years ended December 31, 2017 and 2016, we did not declare any dividends on our common shares. We cannot assure you that we will be able to pay regular quarterly dividends, and our ability to pay dividends will be subject to the limitations set forth above and in the section of this Form 10-K titled “Risk Factors.” The Company has dividends payable to related parties totaling $7.2 million at December 31, 2017.

Use of Proceeds

Not applicable

Purchases of Equity Securities by Issuer and Affiliates

Not applicable

Securities Authorized for Issuance Under Equity Compensation Plan

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plan.

 ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except shipping days data) (figures may not foot due to rounding)	As of and for the years ended December 31,
	2017	2016
Selected Data from the Consolidated Statements of Operations
Voyage revenue	$337,683	$222,116
Charter revenue	47,405	15,900
Total revenue	385,088	238,016
Charter expense	160,578	103,647
Voyage expense	132,853	63,692
Vessel operating expenses	36,436	30,904
Total cost of transportation and service revenue	329,867	198,243
Net revenue (1)	55,221	39,773
Other operating expenses	30,778	26,882
Loss on sale and leaseback of vessels	9,275	—

Income from operations	15,168	12,892
Total other expense, net	(6,068)	(3,733)
Net income	9,100	9,159
Income attributable to noncontrolling interests	(1,288)	(1,702)
Net income attributable to Pangaea Logistics Solutions Ltd.	$7,812	$7,457

Selected Data from the Consolidated Balance Sheets
Cash	$34,532	$22,323
Total assets	$423,297	$362,194
Total secured debt, including obligations under capital leases	$163,396	$127,266
Total shareholders' equity	$210,656	$176,677

Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$29,223	$19,214
Net cash used in investing activities	$(64,554)	$(10,254)
Net cash provided by financing activities	$47,539	$(24,157)
Adjusted EBITDA (2)	$40,058	$27,000

Shipping Days (3)
Voyage days	15,422	11,912
Time charter days	3,924	2,033
Total shipping days	19,346	13,945

TCE Rates ($/day) (4)	$11,605	$9,636

(1)
Net revenue represents total revenue less the total direct costs of transportation and services, which includes charter hire, voyage and vessel operating expenses. Net revenue is included because it is used by management and certain investors to measure performance by comparison to other logistic service providers. Net revenue is not an item recognized by the generally accepted accounting principles in the United States of America, or U.S. GAAP, and should not be considered as an alternative to net income, operating income, or any other indicator of a company's operating performance required by U.S. GAAP. Pangaea’s definition of net revenue used here may not be comparable to an operating measure used by other companies.

(2)
Adjusted EBITDA represents operating earnings before interest expense, income taxes, depreciation and amortization, loss on sale and leaseback of vessels and other non-operating income and/or expense, if any. Adjusted EBITDA is included because it is used by management and certain investors to measure operating performance and is also reviewed periodically as a measure of financial performance by Pangaea's Board of Directors. Adjusted EBITDA is not an item recognized by the generally accepted accounting principles in the United States of America, or U.S. GAAP, and should not be considered as an alternative to net income, operating income, or any other indicator of a company's operating performance required by U.S. GAAP. Pangaea’s definition of Adjusted EBITDA used here may not be comparable to the definition of EBITDA used by other companies.

The reconciliation of income from operations to net revenue and adjusted EBITDA is as follows:

	Years Ended December 31,
	2017	2016
Net Revenue
Income from operations	$15,169	$12,892
General and administrative	$15,163	$12,774
Depreciation and amortization	15,615	14,108
Loss on sale and leaseback of vessels	9,275	—
Net Revenue	$55,222	$39,773

Adjusted EBITDA (in millions)
Income from operations	$15,169	$12,892
Depreciation and amortization	$15,615	$14,108
Loss on sale and leaseback of vessel	$9,275	$—
Adjusted EBITDA	$40,058	$27,000

(3) Shipping days are defined as the aggregate number of days in a period during which its owned or chartered-in vessels are performing either a voyage charter (voyage days) or time charter (time charter days).

(4) Pangaea defines time charter equivalent, or “TCE,” rates as total revenues less voyage expenses divided by the length of the voyage, which is consistent with industry standards. TCE rate is a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters, because rates for vessels on voyage charters are generally not expressed in per-day amounts while rates for vessels on time charters generally are expressed in such amounts.

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

Overview

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of those financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, expenses and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions and conditions. Significant estimates include the establishment of the allowance for doubtful accounts, the estimate of salvage value used in determining vessel depreciation expense and the fair value used to calculate the loss on sale and leaseback of the m/v Bulk Destiny.

Critical accounting policies are those that reflect significant judgments or uncertainties and potentially result in materially different results under different assumptions and conditions. The critical accounting policies are revenue recognition, deferred revenue, allowance for doubtful accounts, vessel depreciation and long-lived assets impairment considerations.

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

At December 31, 2017, the Company did not identify any potential impairment indicators and therefore, did not prepare an evaluation of the estimated total undiscounted cash flows expected to result from the use of the group and eventual disposal.

At June 30, 2017, March 31, 2017 and December 31, 2016, the Company identified a potential impairment indicator by reference to industry-wide estimated market values of its vessel groups. As a result, the Company evaluated each group for impairment by estimating the total undiscounted cash flows expected to result from the use of the group and its eventual disposal. The estimated undiscounted future cash flows were higher than the carrying amount of the vessels in the Company's fleet and as such, no loss on impairment was recognized.

The table set forth below indicates the purchase price of the Company’s vessels and the carrying amount of each vessel as of December 31, 2017.

(In thousands of U.S. dollars)

Vessel Name	Date Acquired	Size	Purchase Price	Carrying Amount
m/v Nordic Orion	April 2012	PMX-1A	$32,363	$26,468
m/v Nordic Odyssey	April 2012	PMX-1A	32,691	25,635
m/v Nordic Oshima	September 2014	PMX-1A	33,709	30,122
m/v Nordic Odin	February 2015	PMX-1A	32,625	30,548
m/v Nordic Olympic	February 2015	PMX-1A	32,600	30,371
m/v Nordic Oasis	January 2016	PMX-1A	32,600	31,609
m/v Bulk Pangaea	December 2009	PMX	26,500	16,399
m/v Bulk Patriot	October 2011	PMX	15,350	11,111
m/v Bulk Juliana	April 2012	SMX	14,750	11,411
m/v Bulk Trident	September 2012	SMX	17,010	14,195
m/v Bulk Beothuk	February 2013	SMX	14,197	6,840
m/v Bulk Newport	September 2013	SMX	15,546	13,139
m/v Bulk Freedom	June 2017	SMX	9,016	8,835
m/v Bulk Pride	December 2017	SMX	14,023	14,008
m/v Nordic Bothnia	January 2014	HMX-1A	7,640	4,847
m/v Nordic Barents	March 2014	HMX-1A	7,640	4,787
m/v Bulk Destiny	January 2017	UMX - 1C	24,000	23,154
m/v Bulk Endurance	January 2017	UMX - 1C	28,000	27,031
Miss Nora G. Pearl	November 2017	Deck Barge	2,695	2,695

Total			$392,955	$333,205

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

In May 2014, the FASB issued an ASU 2014-09, Accounting Standards Update for Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. The Company analyzed its contracts with customers covering each significant revenue stream, applying the provisions of the new standard. The Company determined that revenue from vessels operating on time charter will continue to be recognized under current revenue recognition policy because the services being provided to its customers currently reflect the consideration to which the entity expects to be entitled in exchange for those services, and because these arrangements qualify as single performance obligations that meet the criteria to recognize revenue over time, as the customer is simultaneously receiving and consuming the benefits of these services. The performance obligation in a voyage charter is also the transportation service provided and also meets the criteria to recognize revenue over time. Under the new standard, revenue for these voyages will be recognized over the period between load port and discharge port in contrast to the current recognition policy to recognize revenue from discharge port to discharge port. The Company will also recognize an asset representing certain costs to fulfill contracts that have not begun to load, if they meet the criteria outlined in this update. Such assets will be amortized pro rata over the period of the contract. The Company will expense costs to obtain a contract as incurred, as provided by the practical expedient, since all such costs are expected to be amortized over less than one year. The Company will apply the new revenue standard on a modified retrospective basis with a cumulative effect adjustment reducing retained earnings by approximately $2.6 million on January 1, 2018. Prior periods were not adjusted. The Company has modified its accounting information system, financial close process and internal controls in order to make the adjustments necessary to report under the new standard.

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

Net Revenue. Net revenue represents total revenue less the total direct costs of transportation and services, which includes charter hire, voyage and vessel operating expenses.

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

Overview

The seaborne drybulk transportation industry is cyclical and volatile. Demand for drybulk tonnage has increased across the board, lead by iron ore and coal volume driven by China. However, oversupply continued to be a challenge in 2017. Economic growth in Asia, Europe and the Americas has accelerated since the middle of 2016, when drybulk rates were at all time lows, but fleet growth was higher than anticipated, which limited the impact of improvements in market rates.

2017 Highlights

•	Net income of $7.8 million as the drybulk market sees improvement and market rates gradually climb up from 2016 historic lows as demand exceeds growth in available tonnage.

•	Income from operations of $15.2 million includes losses on the sale and leaseback of two vessels during the year.

•	Cash flow from operations of $29.2 million representing a significant increase over the prior year.

•	Cash and cash equivalents totaling $34.5 million at December 31, 2017.

Results of Operations

Fiscal Year Ended December 31, 2017 Compared to Fiscal Year Ended December 31, 2016

Revenues

Pangaea’s revenues are derived predominantly from voyage charters and time charters. Total revenue for the fiscal year ended December 31, 2017, was $385.1 million compared to $238.0 million, for the same period in 2016. The number of shipping days increased 39% to 19,346 in the fiscal year ended December 31, 2017, from 13,945 for the same period in 2016. The revenue increase was due to the improvement in market rates stemming from increased demand resulting in an increase in rates and shipping days, while worldwide dry bulk fleet growth increased at a lower rate. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, reached its lowest recorded level in history in February 2016, then made some improvement in the following months. In 2017, the BDI average increased approximately 64% over the average in 2016. Overcapacity of tonnage continued to put some pressure on TCE rates, but growth in supply was less than the growth in demand.

The Company's average TCE rate was up 20% to $11,605 per day in 2017 compared to $9,636 per day for the year ended December 31, 2016. This is due to the improvement in market rates.

Components of revenue are as follows:

Voyage revenues for the fiscal year ended December 31, 2017, increased 52% to $337.7 million from $222.1 million for the same period in 2016. The increase in voyage revenues was driven by the improving market for drybulk transportation and a gradual decrease in tonnage available. The BDI finished the year up 269 points from December 2016 and up 913 points over the all-time low set in the first quarter of 2016. The increase in demand drove voyage days up 29% to 15,422 from 11,912 in 2016.

Charter revenues increased 198%, to $47.4 million for the year ended December 31, 2017 up from $15.9 million for the year ended December 31, 2016. The increase in charter revenues was driven by the 93% increase in time charter days and to the improvement in market rates. The number of time charter days increased to 3,924 for the year ended December 31, 2017 from 2,033 days for the same period in 2016. The Company effectively orchestrated its strategy with respect to chartering in tonnage and capitalize on the increasing rate environment. This is done by chartering in some excess capacity which is then available to charter out at higher rates. In 2016, the Company stayed focused on limiting its exposure to decreasing rates by chartering in vessels only to meet the demands of specific COAs and voyage contracts, which reduced the days available to produce time-charter revenue but also reduced the risk that this additional capacity would result in operating losses in the more turbulent market.

Voyage Expenses

Voyage expenses for the fiscal year ended December 31, 2017 were $160.6 million compared to $103.6 million for the year ended 2016, an increase of approximately 55%. The increase in voyage expenses was due to the $32.0 million (69%) increase in bunker fuel expenses that resulted from the 29% increase in voyage days and an increase in oil prices. The bunker cost per voyage day increased approximately 31% following a 15% increase in the average price per ton of IFO and an 18% increase in the average price per ton of MDO. Port expenses increased $11.7 million due to the increase in the number of voyages and port calls. In addition, there was a $10.0 million increase in cargo relet expense which is incurred when the Company employs another operator to conduct a voyage instead of using a vessel in its own operating fleet.

Charter Expenses

The Company charters in vessels from other shipowners to supplement its owned fleet. Charter expenses paid to third party shipowners increased to $132.9 million for the fiscal year ended December 31, 2017 from $63.7 million for the year ended December 31, 2016. The 109% increase in charter expenses was due to the improvement in market rates, as discussed above, and to a 51% increase in the number of chartered-in days. As demand increases, the Company will extend these charters to take advantage of opportunities in a rising rate market.

Vessel Operating Expenses

Vessel operating expenses increased 18%, from $30.9 million in the year ended December 31, 2016 to $36.4 million for the year ended December 31, 2017. The increase is due to the acquisition of two vessels in January, one in June and another in December. The total number of ownership days was 6,767 in 2017 versus 5,464 in 2016, including vessels hired under bareboat charters for which the Company pays the operating expenses.Vessel operating expenses expressed on a per day basis decreased 5%, to $5,384, down from $5,656 in the prior year. These operating expenses include costs to operate and maintain specialized tonnage, including additional equipment required to transport certain cargoes and increased maintenance costs that result from carriage of these cargoes under difficult circumstances.

General and Administrative Expenses

General and administrative expenses increased $2.4 million from $12.8 million for the year ended December 31, 2016, to $15.2 million for the year ended December 31, 2017. This is predominantly due to an increase in compensation expense, primarily for additional staff, and to an increase in bonus compensation.

Depreciation and Amortization

Depreciation and amortization expense increased $1.4 million (10.8%) due to the 24% increase in ownership days to 6,767 up from 5,464 in 2016. These additional days are for new vessels, as noted above, which were acquired for fleet operations.

Loss on sale and charter-back of vessels

The Company sold the m/v Bulk Destiny, one of two ultramax newbuildings delivered on January 7, 2017, and simultaneously chartered-back the vessel under a capital lease financing arrangement with the buyer. At inception of the lease, the Company recognized a loss of $4.3 million representing the difference between the delivered cost and the fair value of the vessel, as determined by independent shipbrokers. The Company's joint venture partner absorbed 50% of this loss, which is allocated to non-controlling interests to arrive at net income attributable to Pangaea.

The Company also sold the m/v Bulk Beothuk on June 6, 2017 and simultaneously chartered-back the vessel under a capital lease. At inception of the lease, the Company recognized a loss of $4.9 million representing the difference between the selling price and the carrying amount of the vessel.

Interest expense

Interest expense increased 47% for the year ended December 31, 2017 compared to the same period in 2016. The increase is due to the two sale and leaseback arrangements accounted for as capital leases, and to the acquisition of three other vessels under traditional financing arrangements. The Company has fixed interest rates on 67% of its outstanding debt.

Income from Operations

Income from operations was up 18% for the year ended December 31, 2017, to $15.2 million from $12.9 million for the year ended December 31, 2016. The increase came even after the Company recorded losses on the sale and leaseback of two vessels totaling $9.3 million. Total revenue was up approximately 62% due to the market improvement discussed previously and to the increase in total shipping days. The operating margin was down slightly due to the fact that chartered-in days were higher, which is consistent with the Company's strategy to charter in on a more speculative basis in an improving market.

Unrealized Gain on Derivative Instruments

For the year ended December 31, 2016, unrealized gain on derivative instruments represented the increase in value of fuel swaps resulting from the increase in fuel prices after the contracts were executed. In 2017, bunker prices remained relatively stable throughout the year, minimizing the impact of using swaps, and there was minimal change in the fair value of these instruments at December 31, 2017 compared to December 31, 2016.

Other income

Other income includes the $0.5 million settlement related to the litigation action that was reserved at the time the action was initiated. In addition, other income includes the $1.0 million settlement of a non-performance claim relating to the cancellation of a contract and $0.3 million of income from an unconsolidated subsidiary.

Liquidity and Capital Resources

Liquidity and Cash Needs

The Company has historically financed its capital requirements with cash flow from operations, the issuance of preferred and common stock, proceeds from related party debt, and proceeds from long-term debt and capital lease financing arrangements. The Company has used its funds primarily to fund its operations, vessel acquisitions, and the repayment of debt and the associated interest expense. In 2017, the Company took advantage of sale-leaseback financing arrangements to generate $28.0 million of cash for operating and investment activities. The Company may consider debt or additional equity financing alternatives from time to time. However, if market conditions are negative, the Company may be unable to raise additional debt or equity financing on acceptable terms or at all. As a result, the Company may be unable to pursue opportunities to expand its business.

At December 31, 2017 and 2016, the Company has working capital of $13.0 million and a working capital deficit of $9.3 million, respectively. Current liabilities include dividends payable to the Founders and their affiliated entities of $7.2 million and $12.6 million, respectively, at December 31, 2017 and 2016. In 2017, the Company issued approximately 1.9 million shares of its common stock as in-kind payment of accrued dividends totaling $4.4 million. Cash payment of accrued dividends is subject to approval by the independent members of our board of directors, and will only be paid when cash flow is sufficiently in excess of normal operating requirements.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $29.2 million in 2017, $19.2 million in 2016 and $26.0 million in 2015; its excess of cash and cash restricted by facility agents over the current portion of secured long-term debt and capital lease obligations, and its focus on contract employment (COAs). In addition, the Company has demonstrated its ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments. For more information on the results of operations, see Part II. ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, and to capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned and controlled fleet includes: eight Panamax drybulk carriers (six of which are Ice-Class 1A); six Supramax drybulk carriers, two Handymax drybulk carriers (both of which are Ice-Class 1A); and two Ultramax drybulk carriers (both of which are Ice-Class IC), which were delivered by the shipbuilder in January 2017.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. This includes installation of ballast water treatment systems required under new regulations, the cost of which is expected to be approximately $0.5 million per vessel. The Company has some flexibility regarding the timing of drydocking, but the total cost is unpredictable. Funding of these requirements is anticipated to be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period.

The following table summarizes Pangaea’s net cash flows from operating, investing and financing activities for the fiscal years ended December 31, 2017 and 2016:

(In millions of U.S. dollars)	2017	2016
Net cash provided by operating activities	$29.2	$19.2
Net cash used in investing activities	$(64.6)	$(10.3)
Net cash provided by (used in) financing activities	$47.5	$(24.2)

Net Cash Provided by Operating Activities.  Net cash provided by operating activities during the year ended December 31, 2017 was $29.2 million, compared to net cash provided by operating activities of $19.2 million during the year ended December 31, 2016. The increase is due to changes in operating assets and liabilities, predominantly a decrease in advance hire, prepaid expenses and other current assets, which was offset by an increase in accounts payable, accrued expenses and other current liabilities. Fluctuations in these accounts stem from changes in market rates and to the timing of voyages that are in progress at the balance sheet date.

Net Cash Used in Investing Activities.  Net cash used in investing activities during the year ended December 31, 2017 was $64.6 million compared to $10.3 million for the year ended December 31, 2016. In 2017, the Company invested $64.0 million to acquire vessels, including $37.1 million on newbuildings delivered in January 2017. In 2016, the Company invested $9.6 million in deposits on newbuildings.

Net Cash (Used in) Provided by Financing Activities.  Net cash provided by financing activities during the year ended December 31, 2017 was $47.5 million, compared to net cash used for financing activities of $24.2 million for the year ended December 31, 2016. In 2017, cash provided through long-term debt was approximately $34.0 million, net of financing fees. During the years ended December 31, 2017 and 2016, net cash used to repay long-term debt was $25.3 million and $23.7 million, respectively. Cash provided by capital lease financing arrangements totaled $28.0 million in 2017 and the Company raised $9.6 million through the private placement of 6,533,443 common shares in June 2017.

Borrowing Activities

Long-term debt consists of the following:

	December 31,
	2017	2016

Bulk Pangaea Secured Note	$—	$1,040,625
Bulk Patriot Secured Note	—	1,087,500
Bulk Trident Secured Note (1)	3,452,500	5,737,500
Bulk Juliana Secured Note (1)	1,521,095	3,042,186
Bulk Phoenix Secured Note (1)	4,473,805	6,816,685
Bulk Atlantic Secured Note	—	5,350,000
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	69,825,000	77,325,001
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	5,793,460	7,097,820
Bulk Nordic Oasis Ltd. Loan Agreement (2)	18,500,000	20,000,000
The Amended Senior Facility - Dated December 21, 2017 (3)	28,803,333	—
Bulk Freedom Loan Agreement	5,150,000	—
109 Long Wharf Commercial Term Loan	922,466	1,032,067
Phoenix Bulk Carriers (US) LLC Automobile Loan	23,090	28,582
Phoenix Bulk Carriers (US) LLC Master Loan	—	236,242
Total	138,464,749	128,794,208
Less: unamortized bank fees	(1,869,780)	(1,528,511)
	136,594,969	127,265,697
Less: current portion	(18,979,335)	(19,627,846)
Secured long-term debt, net	$117,615,634	$107,637,851

(1)
The Bulk Trident Secured Note, the Bulk Juliana Secured Note and the Bulk Phoenix Secured Note are cross-collateralized by the vessels m/v Bulk Trident, m/v Bulk Juliana, and m/v Bulk Newport, and are guaranteed by the Company.

(2)
The borrower under this facility is NBHC, of which the Company and its joint venture partners, STST and ASO2020, each own one-third. NBHC is consolidated in accordance with ASC 810-10 and as such, amounts pertaining to the non-controlling ownership held by these third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets.

(3)
Bulk Nordic Six Ltd. Loan Agreement was amended to support the financing of the m/v Bulk Pride. The facility is cross-collateralized by the vessels m/v Bulk Endurance and m/v Bulk Pride, and is guaranteed by the Company.

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

Bulk Trident Secured Note

Initial amount of $10,200,000, entered into in April 2012, for the acquisition of the m/v Bulk Trident. The Fourth Amendment extends the final maturity date and modifies the repayment schedule. The first and second quarterly installments following the amendment were increased to $650,000 and the third and fourth installments were increased to $435,000. These are followed by two installments of $327,500 and three of $300,000. A balloon payment of $1,462,500 is payable on July 19, 2019. The interest rate was fixed at 4.29% through April 19, 2017 and is floating at LIBOR plus 3.50% (5.19% at December 31, 2017), since April 19, 2017.

Bulk Juliana Secured Note

Initial amount of $8,112,500, entered into in April 2012, for the acquisition of the m/v Bulk Juliana. The Fourth Amendment did not change this tranche, the balance of which is payable in six quarterly installments of $507,031. The final payment is due on July 19, 2018. The interest rate is fixed at 4.38%.

Bulk Phoenix Secured Note

Initial amount of $10,000,000, entered into in May 2013, for the acquisition of m/v Bulk Newport. The Fourth Amendment did not change this tranche, the balance of which is payable in two installments of $700,000 and seven installments of $442,858. A balloon payment of $1,816,659 is payable on July 19, 2019. The interest rate is fixed at 5.09%.

The agreement contains financial covenants that require the Company to maintain a minimum net worth and minimum liquidity, on a consolidated basis. The facility also contains a consolidated leverage ratio and a consolidated debt service coverage ratio. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of December 31, 2017 and December 31, 2016, the Company was in compliance with these covenants.

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

Interest on 50% of the advances to Odyssey and Orion was fixed at 4.24% in March 2017. Interest on the remaining advances to Odyssey and Orion is floating at LIBOR plus 2.40% (4.09% at December 31, 2017). Interest on 50% of the advances to Odin and Olympic was fixed at 3.95% in January 2017. Interest on the remaining advances to Odin and Olympic was floating at LIBOR plus 2.0% and was fixed at 4.07% on April 27, 2017. Interest on 50% of the advance to Oshima was fixed at 4.16% in January 2017. Interest on the remaining advance to Oshima is floating at LIBOR plus 2.25% (3.94% at December 31, 2017).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At December 31, 2017 and December 31, 2016, the Company was in compliance with this clause.

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

The facility bears interest at LIBOR plus 2.50% (4.19% at December 31, 2017). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $1,755,415 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel and a minimum value clause ("MVC"). The Company was in compliance with this covenant at December 31, 2017 and December 31, 2016.

The Bulk Nordic Oasis Ltd. - Loan Agreement - Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment in March 2022. Interest on this advance is fixed at 4.30%.

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of December 31, 2017 and December 31, 2016, the Company was in compliance with this covenant.

The Amended Senior Facility - Dated December 21, 2017 (previously identified as Bulk Nordic Six Ltd. - Loan Agreement - Dated December 21, 2016)

The agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017, in two tranches. The agreement requires repayment of Tranche A, totaling $16,000,000, in 3 equal quarterly installments of $100,000 beginning on April 7, 2017 and, thereafter, 17 equal quarterly installments of $266,667 and a balloon payment of $11,667,667 due with the final installment in March 2022. Interest on this advance was fixed at 4.74% on March 27, 2017. The agreement also advanced $3,500,000 under Tranche B, which is payable in 18 equal quarterly installments of $65,000 beginning on October 7, 2017, and a balloon payment of $2,330,000 due with the final installment in March 2022. Interest on this advance is floating at LIBOR plus 6.00% (7.69% at December 31, 2017).

The amended agreement advanced $10,000,000 in respect of the m/v Bulk Pride on December 21, 2017, in two tranches. The agreement requires repayment of Tranche C, totaling $8,500,000, in 16 equal quarterly installments of $275,000 beginning in March 2018 and a balloon payment of $4,100,000 due with the final installment in December 2021. Interest on this advance is floating at LIBOR plus 2.75% (4.44% at December 31, 2017). The agreement also advanced $1,500,000 under Tranche D, which is payable in 4 equal quarterly installments of $375,000 beginning on August 21, 2018. Interest on this advance is floating at LIBOR plus 6.00% (7.69% at December 31, 2017).

The loan is secured by first preferred mortgages on the m/v Bulk Endurance and the m/v Bulk Pride, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2017, the Company was in compliance with these covenants. At September 30, 2017, the lender provided a waiver for non-compliance with the minimum liquidity requirement.

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due with the final installment. Interest is floating at LIBOR plus 3.75% (5.44% at December 31, 2017).

The loan is secured by a first preferred mortgage on the m/v Bulk Freedom, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2017, the Company was in compliance with these covenants.

109 Long Wharf Commercial Term Loan

Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00% (3.69% at December 31, 2017). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At December 31, 2017 and December 31, 2016, the Company was in compliance with these covenants.

Phoenix Bulk Carriers (US) LLC Automobile Loan

The Company purchased a commercial vehicle for use at the site of a port on the United States' East Coast. The total loan amount of $29,435 is payable in 60 equal monthly installments of $539. Interest is fixed at 3.74%.

Phoenix Bulk Carriers (US) LLC Master Equipment Loan

The Company purchased commercial equipment for use at the site of a port on the United States' East Coast. The total loan amount of $250,536 is payable in 48 equal monthly installments of $5,741. Interest is fixed at 4.75%.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,

2018	18,979,335
2019	22,196,164
2020	21,996,837
2021	37,242,047
2022	37,675,900
Thereafter	374,466
$138,464,749

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

Related Party Transactions

Amounts and notes payable to related parties consist of the following:

	December 31, 2016	Activity	December 31, 2017
Included in accounts payable and accrued expenses on the consolidated balance sheets:
Trade payables due to Seamar (iii)	$1,254,985	$166,935	$1,421,920

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$4,325,000	$—	$4,325,000
Interest payable – 2011 Founders Note (i)	368,347	316,250	684,597
Promissory Note	2,000,000	—	2,000,000
Loan payable – BVH shareholder (STST) (ii)	9,278,800	(9,278,800)	—
Total current related party debt	$15,972,147	$(8,962,550)	$7,009,597

i.	Net of cash paid

ii.	ST Shipping and Transport Pte. Ltd. ("STST")

iii.	Seamar Management S.A. ("Seamar")

In November 2014, the Company entered into a $5 million Promissory Note (the “Note”) with Bulk Invest Ltd., a company controlled by the Founders. The Note was amended in 2015 and is payable on demand. Interest on the Note is 5%. The balance of the Note at December 31, 2016 and 2015 was $2.0 million and $4.0 million, respectively.

BVH entered into an agreement for the construction of two new ultramax newbuildings in 2013. STST provided loans totaling $9,278,800 used to make deposits on the contracts. The loans were extinguished in conjunction with the acquisition of the 50% noncontrolling interest in BVH on January 27, 2017. BVH is a wholly-owned subsidiary of the Company after the acquisition.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The outstanding balance of the note was $4,325,000 at December 31, 2017 and 2016.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operation of some of the Company’s owned vessels. During the years ended December 31, 2017 and 2016, the Company incurred technical management fees of $2,746,200 and $1,963,200 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at December 31, 2017 and 2016, (including amounts due for vessel operating expenses), were $1,421,920 and $1,254,985, respectively.

Accrued dividends payable are all currently payable to related parties. Accrued dividends consist of the following:

	2008 common stock dividend	2012 common stock special dividend	2013 common stock dividend	2013 Odyssey and Orion dividend	Total
Balance at December 31, 2015	2,474,125	2,934,357	6,411,540	904,803	12,724,825
Paid in cash	(100,000)	—	—	—	(100,000)
Balance at December 31, 2016	2,374,125	2,934,357	6,411,540	904,803	12,624,825
Converted to common shares	(2,374,125)	(2,010,875)			(4,385,000)
Paid in cash	—	(1,001,424)	—	—	(1,001,424)
Balance at December 31, 2017	$—	$(77,942)	$6,411,540	$904,803	$7,238,401

Contractual Obligations

The following sets forth the Company's long-term contractual obligations as of December 31, 2017.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Secured long-term debt	138,464,749	18,979,335	81,435,048	37,785,500	264,866
Capital lease obligations	33,379,343	3,278,295	9,887,385	20,213,663	—
Operating lease obligation	1,509,845	585,717	924,128	—	—

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition in the past two years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2017 or 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The international shipping industry is capital intensive, requiring significant amounts of investment provided in the form of long-term debt and capital lease obligations. Certain of the Company’s outstanding debt facilities are at floating interest rates that fluctuate with changes in the financial markets and in particular changes in LIBOR. Increasing interest rates could increase the Company’s interest expense and adversely impact its future earnings. At December 31, 2017 and 2016, the Company had exposure to interest rate fluctuation on $46.4 and $46.8 million, respectively, of its outstanding debt. As an indication of the extent of the Company’s sensitivity to interest rate changes, an increase in LIBOR of 1% would have decreased the Company’s net income and cash flows during the years ended December 31, 2017 and 2016 by approximately $0.4 million and $1.2 million, respectively. The Company expects its sensitivity to interest rate changes to increase in the future if the Company enters into additional floating rate debt agreements in connection with any acquisition of additional vessels.

The Company may manage interest rate risk by entering into interest rate swap agreements or other fixed rate arranements in which the Company exchanges fixed and variable interest rates based on agreed upon notional amounts. The Company has used such derivative financial instruments as risk management tools and not for speculative or trading purposes. The counterparties to the Company’s derivative financial instruments are major financial institutions, which helps it manage its exposure to nonperformance of its counterparties under the Company’s debt agreements. As of December 31, 2016, the Company was a party to one interest rate swap agreement which had an approximate fair value of $(0.1) million. This swap was cancelled in conjunction with the repayment of the Long Wharf Construction to Term Loan in May 2016.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, actively hedges identified economic risk related to long-term cargo contracts with forward freight agreements, or FFAs. The usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. During the years ended December 31, 2017 and 2016, the Company entered into FFAs that were not designated for hedge accounting. The aggregate fair value of these FFAs at December 31, 2017 was an asset of approximately $0.3 million. The aggregate fair value of these FFAs at December 31, 2016 was a liability of approximately $21,000.

Fuel Swap Contracts

The Company monitors the market volatility associated with bunker prices and its impact on long-term contracts; and seeks to reduce the risk of such volatility through a bunker hedging program. During the years ended December 31, 2017 and 2016, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at December 31, 2017 and 2016 were assets of approximately $0.4 million and $0.3 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer; of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, we have concluded that Pangaea Logistics Solutions Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017.

This annual report does not include an attestation report of the Company’s registered independent accounting firm due to reduced requirements for smaller reporting companies under the Securities Exchange Act.

Cybersecurity

The Company utilizes information technology for internal and external communications with brokers, customers, banks, technical managers and its vessels. It also uses customized software as part of its management and reporting systems. Loss, disruption or compromise of these systems could significantly impact operations and results.

The Company is not aware of any material cybersecurity violation or occurrence. We believe our efforts toward prevention of such violation or occurrence, including system design, user training and monitoring of system access, limit, but may not prevent unauthorized access to our systems.

Other than temporary disruption to operations that may be caused by a cybersecurity breach, the Company considers cash transactions to be the primary risk for potential loss. The Company and its financial institutions take steps to minimize the risk by requiring multiple levels of authorization, encryption and other controls.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Edward Coll	61	Chairman of the Board and Chief Executive Officer
Mark L. Filanowski	63	Chief Operating Officer and Director
Gianni Del Signore	35	Chief Financial Officer
Carl Claus Boggild	61	President and Director
Anthony Laura	65	Director
Richard T. du Moulin	71	Director
Paul Hong	48	Director
Nam Trinh	36	Director
Eric S. Rosenfeld	60	Director
David D. Sgro	41	Director

Class I Directors with Terms Expiring in 2018

Eric S. Rosenfeld. Mr. Rosenfeld serves as a director of the Company. He has been the President and Chief Executive Officer of Crescendo Partners, L.P., a New York based investment firm, since its formation in November 1998. Prior to forming Crescendo Partners, he held the position of Managing Director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. for 14 years. Mr. Rosenfeld currently serves as a director for CPI Aerostructures Inc., a company engaged in the contract production of structural aircraft parts, for which he also serves as Chairman, Absolute Software Corp., a leader in firmware-embedded endpoint security and management for computers and ultraportable devices and Aecon Group Inc., a Toronto based construction company. Mr. Rosenfeld also is the lead independent director of the Cott Coporation, a manufacturer and distributor of beverages. Currently Mr. Rosenfeld serves as the Chairman and CEO of Harmony Merger Corp., a blank-check company. He was Chairman and CEO of Quartet Merger Corp., a blank-check company that merged with Pangaea.  Mr. Rosenfeld has also served as a director for numerous companies, including Arpeggio Acquisition Corporation, Rhapsody Acquisition Corporation and Trio Merger Corp., all blank check companies that later merged with Hill International, Primoris Services Corporation and SAExploration Holdings Inc., respectively. He also served on the board of directors of Sierra Systems Group Inc., an information technology, management consulting and systems integration firm, SAExploration Holdings Inc., a seismic data services company, Emergis Inc., an electronic commerce company, Hill International, a construction management firm, Matrikon Inc., a company that provides industrial intelligence solutions, DALSA Corp., a digital imaging and semiconductor firm, GEAC Computer, a software company, and Computer Horizons Corp., an IT services company.  Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a senior faculty member at the Director’s College. He has also been a regular guest host on CNBC. Mr. Rosenfeld received an A.B. in economics from Brown University and an M.B.A. from the Harvard Business School.  The board nominated Mr. Rosenfeld to be a director because he has extensive experience serving on the boards of multinational public companies and in capital markets and mergers and acquisitions transactions. Mr. Rosenfeld also has valuable experience in the operation of a worldwide business faced with a myriad of international business issues. Mr. Rosenfeld’s leadership and consensus-building skills, together with his experience as senior independent director of all boards on which he currently serves, make him an effective board member.

Richard T. du Moulin. Mr. du Moulin is currently the President of Intrepid Shipping LLC, a position he has held since he founded Intrepid in 2002. From 1974, he spent 15 years with OMI Corporation, where he served as Executive Vice President, Chief Operating Officer, and as a member of the company's Board of Directors. From 1998 to 2002, Mr. du Moulin served as Chairman and Chief Executive Officer of Marine Transport Corporation. From 1989 to 1998, Mr. du Moulin served as Chairman and CEO of Marine Transport Lines. Mr. du Moulin is a member of the Board of Trustees and Chairman of the Seamens Church Institute of New York and New Jersey. He currently serves as a Director of Teekay Tankers and an advisor to Hudson Structured Capital Management. Mr. du Moulin served as Chairman of Intertanko, the leading trade organization for the tanker industry, from 1996 to 1999. Mr. du Moulin served in the US Navy and is a recipient of the US Coast Guard's Distinguished Service Medal. He received a BA from Dartmouth College and an MBA from Harvard University. Mr. du Moulin’s qualifications to sit on our board include his operational experience and deep knowledge of the shipping industry.

Mark L. Filanowski. Mr. Filanowski was appointed to the position of Chief Operating Officer of the Company in January 2017, prior to which time he served as a consultant to the Company from 2014 to 2016. He has been a board member of the Company since 2014.  Mr. Filanowski formed Intrepid Shipping LLC with another board member, Richard du Moulin, in 2002;  Intrepid Shipping operates a small fleet of chemical tankers and handy bulkers.  Mr. Filanowski started his career at Ernst & Young, and worked as a Certified Public Accountant at EY from 1976 to 1984. Mr. Filanowski spent 4 years at Armtek Corporation, where he served as Vice President and Controller. From 1989 to 2002, he served as Chief Financial Officer and Senior Vice President at Marine Transport Corporation, and he is  a member of the American Bureau of Shipping. He has served as the Chairman of the Board at Arvak and at Shoreline Mutual (Bermuda) Ltd., both marine insurance companies. He earned a BS from University of Connecticut and an MBA from New York University. Mr. Filanowski’s experience in many aspects of the shipping industry, his participation as a director on other independent company boards, and his financial background, qualifications, and experience, make him a valuable part of the Company’s board.

Anthony Laura. Mr. Laura is a founder of Pangaea and served as its Chief Financial Officer from the Company's inception until his retirement in April 2017. Prior to co-founding Bulk Partners Ltd., the predecessor to Pangaea, in 1996, Mr. Laura spent 10 years as CFO of Commodity Ocean Transport Corporation (COTCO). Mr. Laura also served as Chief Financial Officer at Navinvest Marine Services from 1986 to 2002. Mr. Laura is a graduate of Fordham University.

Class II Directors with Terms Expiring in 2019

Paul Hong. Mr. Hong serves as a director of the Company. Mr. Hong is a Senior Managing Director at Cartesian Capital Group. Prior to joining Cartesian, Paul served as Senior Vice President and General Counsel of AIG Capital Partners. Paul was previously an attorney in the corporate and tax departments of Kirkland & Ellis where he specialized in private equity transactions. Paul holds an AB in Economics from Columbia College, a JD from Columbia Law School, and an LLM in Taxation from New York University Law School. Mr. Hong’s qualifications to sit on our board include his substantial experience in the areas of business management and financial and investment expertise.

Carl Claus Boggild. Mr. Boggild is a founder of Pangaea and served as its President (Brazil) from the Company's inception until his retirement in 2016. Prior to co-founding Bulk Partners Ltd., the predecessor company to Pangaea, in 1996, Mr. Boggild was Director of Chartering and Operations at the Korf Group of Germany. He also was a partner at Trasafra Ltd., a Brazilian agent for the largest independent grain parcel operator from Argentina and Brazil to Europe. He worked for Hudson Trading and Chartering where he was responsible for Brazilian related transportation services. As President of COTCO, he was responsible for the operations of its affiliate Handy Bulk Carriers Corporation. Prior to becoming President of COTCO, Mr. Boggild was an Executive Vice President and was responsible for its Latin American operations. Mr. Boggild holds a diploma in International Maritime Law. Mr. Boggild’s qualifications to sit on our board include his operational experience and deep knowledge of the shipping industry.

David D. Sgro. David D. Sgro serves as a director of the Company. Mr. Sgro served as Quartet’s chief financial officer, secretary and a member of its Board of Directors. He has been the Head of Research of Jamarant Capital Mgmt. since its inception in 2015. Mr. Sgro has been a Senior Managing Director of Crescendo from December 2013 to the present and has held various positions with Crescendo since May 2005. Mr. Sgro presently serves or has served on the board of directors of NextDecade Corporation, Trio, Primoris, Bridgewater Systems, Inc., SAExploration Holdings, Harmony Merger Corp., Imvescor Restaurant Group, Hill Intl., BSM Technologies and COM DEV International Ltd. Mr. Sgro attended Columbia Business School and prior to that, Mr. Sgro worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate. From June 2004 to August 2004, Mr. Sgro worked as an analyst intern at Brandes Investment Partners. Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. In 2001, he became a Chartered Financial Analyst (CFA®) Charterholder. Mr. Sgro is a regular guest lecturer at the College of New Jersey and Columbia Business School.

Class III Directors with Terms Expiring in 2020

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

Nam H. Trinh.  Mr. Nam H. Trinh is a Director at Cartesian Capital Group.  Prior to joining Cartesian, Mr. Trinh worked at a Wall Street investment bank as an associate providing mergers and acquisitions advisory services.  Previously, Nam served in the assurance and advisory practice at Deloitte.  Nam graduated cum laude from the University of Pennsylvania, where he received a BS in economics with concentrations in finance, accounting and statistics from The Wharton School and a BSE in computer science and engineering from The School of Engineering and Applied Science.  Mr. Trinh is a CFA® charterholder.  Mr. Trinh's qualifications to serve on the board include his substantial experience in the areas of business management and financial and investment expertise.

Messrs. Rosenfeld, Trinh and Sgro serve on the Registrant’s audit committee. Messrs. du Moulin, Rosenfeld and Hong serve on the Registrant’s compensation committee and nominating committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2017, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

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

Corporate Governance

Audit Committee

Effective October 2014, we established an audit committee of the board of directors, which is comprised of Eric Rosenfeld, David Sgro and, effective August 14, 2017, Nam Trinh who replaced Paul Hong. Each member of the audit committee is an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

•	review and evaluate cybersecurity risks, related systems and controls, and reporting any material breach.

Financial Experts on Audit Committee

The audit committee is composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that David Sgro and Nam Trinh qualify as “audit committee financial experts,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective October 2014, we established a nominating committee of the board of directors, which consists of Richard du Moulin, Eric Rosenfeld and effective August 14, 2017, Paul Hong, who replaced Peter Yu. Each member of the nominating committee is an independent director. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

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

Compensation Committee

Effective October 2014, we established a Compensation Committee which is comprised of independent directors Richard du Moulin, Eric Rosenfeld and Paul Hong, who replaced Peter Yu on August 14, 2017. The Compensation Committee reviews and approves compensation paid to the Company’s officers and directors and administers the Company’s incentive compensation plans, including authority to make and modify awards under such plans. The Compensation Committee Charter is available on the Company’s website at www.pangaeals.com.

Compensation Committee Interlocks and Insider Participations

As of December 31, 2017, none of the members of our compensation committee will be, or will have at any time during the past year been, one of our officers or employees. None of our executive officers currently serves or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

ITEM 11. EXECUTIVE COMPENSATION

The Company’s senior executives are generally awarded merit increases and annual incentive compensation in December of each year, following completion of annual performance review cycle.

The Company does not have employment agreements with any of its senior executives, including its executive officers, with the exception of the Managing Director of NBC.

Summary Compensation Table of the Company’s Named Executive Officers

Smaller reporting companies meet the Regulation S-K Item 402 disclosure requirements by providing the shorter disclosures required under the Securities Act of 1934, specifically, the total compensation of the Company’s named executive officer’s which consists of (i) the Company’s Chief Executive Officer, (ii) each of the Company’s next two most highly compensated executive officers, other than its Chief Executive Officer, who served as an executive officer at December 31, 2017 and whose total compensation exceeded $100,000, and (iii) two individuals for whom disclosure would have been required but who were not serving as executive officers of the Company at December 31, 2017. The following table sets forth the total compensation for the fiscal years ended December 31, 2017 and 2016:

Name and Principal Position	Year	Salary and Compensation	Bonus	All Other Compensation(1)	Total
Edward Coll	2017	$250,000	$700,000	$6,000	$956,000
Chief Executive Officer	2016	$250,000	$450,000	$6,000	$706,000
(Principal Executive Officer)

Mark L. Filanowski	2017	$200,000	$250,000	$6,000	$456,000
Chief Operating Officer

Gianni Del Signore	2017	$166,667	$150,000	$4,500	$321,167
Chief Financial Officer
(Principal Financial Officer)

Anthony Laura	2017	$133,338	$120,000	$6,000	$259,338
Former Chief Financial Officer	2016	$200,000	$150,000	$6,000	$356,000

(1)	All other compensation includes employer matching contribution to the 401(k) plan.

Narrative Disclosure to Summary Compensation Table

The Company does not have employment agreements with any of its named executive officers. Bonuses paid to our named executive officers are purely discretionary, as determined by our Compensation Committee, and may be paid in the year following the calendar year to which they relate.

The Company maintains, and the named executive officers participate in, a 401(k) retirement savings plan. Each participant who is a United States employee may contribute to the 401(k) plan, through payroll deductions, up to 90% of his or her salary limited to the maximum allowed by the Internal Revenue Service regulations. All amounts contributed by employee participants and earnings on these contributions are fully vested at all times and are not taxable to participants until withdrawn. Employee participants may elect to invest their contributions in various established funds. The Company also makes matching contributions to the accounts of all plan participants.

Except as set forth above, the Company’s named executive officers generally participate in the same programs as its other employees.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2017, the Company’s named executive officers held the following outstanding equity or equity-based awards, all of which are earned:

	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Mark Filanowski Chief Operating Officer	01/06/17	22,523	$82,885
Gianni DelSignore Chief Financial Officer	01/06/17	17,000	$62,560
	12/31/15	15,000	$55,200
	05/01/15	20,833	$76,665

Retirement Benefits, Termination, Severance and Change in Control Payments

As of December 31, 2017, none of the Company’s officers, including its named executive officers, have any retirement benefits (other than their right to participate in the Company’s 401(k) retirement plan, as described above) or have any rights to severance payments.

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

The following table sets forth compensation paid to or earned by our non-employee directors during 2017:

Name (1)	Fees Earned or Paid in Cash	Stock Awards(2)	Total
Richard DuMoulin	$25,000	$75,000	$100,000
Peter Yu	$25,000	$—	$25,000
Paul Hong	$25,000	$—	$25,000
Eric Rosenfeld	$25,000	$75,000	$100,000
David Sgro	$25,000	$75,000	$100,000

(1)
Information for Messrs. Coll, Boggild, Filanowski and Laura, who served as a members of our board of directors in 2017, is not included in this table because they did not receive additional compensation for services rendered as members of our board of directors.

(2)
This column represents the grant date fair value of 22,866 shares of our common stock granted to each of our non-employee directors on January 10, 2017. The grant date fair value was determined under FASB ASC Topic 718 utilizing the assumptions contained in Note 10 of our financial statements contained herein, excluding the effect of service-based forfeitures. As of December 31, 2017, Messrs. Du Moulin, Rosenfeld and Sgro each held a total of 74,956 shares of our common stock of which 40,393 were vested and 22,866 were unrestricted. Messrs. Yu and Hong, who declined share grants in 2017, entered into transfer agreements through which shares issued to them in prior years were transferred to Pangaea One Acquisition Holdings XIV, LLC ("POAH"). As of December 31, 2017, POAH held a total of 104,180 shares granted under the Plan, of which 80,786 were vested. Mr. Filanowski, who was not eligible to receive shares in 2017, holds 52,090 shares issued in prior years under the Plan of which 40,393 were vested.

We also reimburse our directors for reasonable and necessary out-of-pocket expenses incurred in attending Board and committee meetings or performing other services for us in their capacities as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	—	—	835,241
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	835,241

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

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 21, 2018 by:

•each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•each of our officers and directors; and

•all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Beneficial Ownership (2)
Directors and Executive Officers:
Edward Coll (3) 41 Sigourney Road Portsmouth, RI 02871	8,349,971	19.00%
Lagoa Investments (4) c/o Phoenix Bulk Carriers (US) LLC 109 Long Wharf Newport, RI 02840	8,259,999	18.80%
Gianni DelSignore* 257 Wickham Rd. North Kingstown, RI 02852	84,555	—%
Richard T. du Moulin* 52 Elm Avenue Larchmont, NY 10538	104,573	—%
Mark L. Filanowski* 71 Arrowhead Way Darien, CT 06820-5507	140,382	—%
Paul Hong c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	—	—%
Eric S. Rosenfeld (5) 777 Third Ave, 37th Floor New York, NY 10017	816,705	1.86%
David D. Sgro* (6) 777 Third Ave, 37th Floor New York, NY 10017	252,782	—%
Nam Trinh* c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	29,617	—%
All Directors and Officers as a Group	18,038,584	40.91%

Five Percent Holders:
Edward Coll	8,349,971	19.00%
Lagoa Investments	8,259,999	18.80%
Peter Yu (7) c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	14,075,014	31.92%
Pangaea One (Cayman), L.P. c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	3,297,254	7.48%
Pangaea One Parallel Fund, L.P. c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	3,081,156	6.99%
 *Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Phoenix Bulk Carriers (US) LLC, 109 Long Wharf, Newport, Rhode Island 02840.

(2)
The beneficial ownership of the common shares by the shareholders set forth in the table is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any common shares as to which the shareholder has sole or shared voting power or investment power and also any common shares that the shareholder has the right to acquire within 60 days. The percentage of beneficial ownership is calculated based on 44,096,911 outstanding common shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.

(3)
Shares owned by Edward Coll include 5,120,000 common shares held by three irrevocable trusts for the benefit of his children, all as to which Mr. Coll has sole or shared voting power or investment power. Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Coll may be deemed to be the beneficial owner of these shares.

(4)
Shares owned by Lagoa Investments. Mr. Boggild is the Managing Director of Lagoa Investments and solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Boggild may be deemed to be the beneficial owner of the shares held by Lagoa Investments.

(5)
Shares owned by Eric Rosenfeld include 355,556 shares owned by Crescendo Partners III, L.P. Mr. Rosenfeld is the Managing Member of Crescendo Investments III, LLC which is the General Partner of Crescendo Partners III, L.P. Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Rosenfeld may be deemed to be the beneficial owner of the shares held by Crescendo Partners III, L.P.

(6)
Shares owned by David Sgro include 66,667 shares owned by Jamarant Capital L.P. of which Mr. Sgro is the Managing Member. Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Sgro may be deemed to be the beneficial owner of the shares held by Jamarant Capital L.P.

(7)
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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Director Independence

We have determined that Nam Trinh, Paul Hong, Richard du Moulin, Eric Rosenfeld and David Sgro are “independent directors” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Grant Thornton LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Grant Thornton LLP for services rendered.

Audit Fees

Audit fees consist of the fees and expenses for professional services rendered in connection with the audit of the Company’s consolidated financial statements, reviews of the consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-Q and fees for services related to the Company’s registration statements, consents, and assistance with and review of documents filed with the SEC. During the years ended December 31, 2017 and 2016, the Company incurred an aggregate of $672,367 and $602,721 in audit fees, respectively.

Audit-related fees

During each of the years ended December 31, 2017 and 2016, the Company incurred audit-related fees of $46,800, consisting of the fees and expenses for the audit of Nordic Bulk Holding Company Ltd., a subsidiary of the Company.

Tax Fees

During the years ended December 31, 2017 and 2016, our independent registered public accounting firm did not render any tax services to us.

All Other Fees

During the years ended December 31, 2017 and 2016, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Pangaea Logistics Solutions Ltd.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Pangaea Logistics Solutions Ltd. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2013.

Hartford, Connecticut
March 21, 2018

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$34,531,812	$22,322,949
Accounts receivable (net of allowance of $2,135,877 and $4,752,265 at December 31, 2017 and 2016, respectively)	21,089,425	15,990,219
Bunker inventory	15,356,712	13,202,937
Advance hire, prepaid expenses and other current assets	12,032,272	10,928,161
Total current assets	83,010,221	62,444,266

Restricted cash	4,000,000	6,100,000
Fixed assets, net	306,292,655	275,265,672
Investment in newbuildings in-process	—	18,383,964
Vessels under capital lease	29,994,212	—
Total assets	$423,297,088	$362,193,902

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$29,181,276	$23,231,179
Related party debt	7,009,597	15,972,147
Deferred revenue	5,815,924	6,422,982
Current portion of long-term debt	18,979,335	19,627,846
Current portion of capital lease obligation	1,785,620	—
Dividends payable	7,238,401	12,624,825
Total current liabilities	70,010,153	77,878,979

Secured long-term debt, net	117,615,634	107,637,851
Obligations under capital lease	25,015,659	—

Commitments and contingencies - Note 10

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no share issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 43,794,526 and 36,590,417 shares issued and outstanding at December 31, 2017 and 2016, respectively	4,379	3,659
Additional paid-in capital	154,943,728	133,677,321
Accumulated deficit	(9,596,785)	(17,409,579)
Total Pangaea Logistics Solutions Ltd. equity	145,351,322	116,271,401
Non-controlling interests	65,304,320	60,405,671
Total stockholders' equity	210,655,642	176,677,072
Total liabilities and stockholders' equity	$423,297,088	$362,193,902

The accompanying notes are an integral part of these consolidated financial statements

	Years ended December 31,
	2017	2016
Revenues:
Voyage revenue	$337,683,383	$222,116,152
Charter revenue	47,404,826	15,900,346
Total revenue	385,088,209	238,016,498

Expenses:
Voyage expense	160,577,816	103,647,127
Charter hire expense	132,852,712	63,691,892
Vessel operating expenses	36,435,959	30,904,039
General and administrative	15,163,352	12,773,781
Depreciation and amortization	15,614,571	14,107,822
Loss on sale and leaseback of vessels	9,275,042	—
Total expenses	369,919,452	225,124,661

Income from operations	15,168,757	12,891,837

Other (expense) income:
Interest expense, net	(7,954,126)	(5,423,057)
Interest expense, related party	(316,250)	(314,925)
Unrealized gain on derivative instruments	360,316	2,163,484
Other income (expense)	1,841,958	(158,528)
Total other expense, net	(6,068,102)	(3,733,026)

Net income	9,100,655	9,158,811
Income attributable to noncontrolling interests	(1,287,861)	(1,701,856)
Net income attributable to Pangaea Logistics Solutions Ltd.	$7,812,794	$7,456,955

Earnings per common share:
Basic	$0.20	$0.21
Diluted	$0.20	$0.21

Weighted average shares used to compute earnings per common share
Basic	38,414,383	35,158,917
Diluted	38,925,745	35,376,950

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd. Consolidated Statements of Changes in Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	—	$—	36,503,837	$3,650	$133,075,409	$(24,866,534)	$108,212,525	$57,103,815	$165,316,340
Recognized cost for restricted stock issued as compensation	—	—	—	—	601,921	—	601,921	—	601,921
Contribution from noncontrolling interest	—	—	—	—	—	—	—	1,600,000	1,600,000
Issuance of restricted shares, net of forfeitures	—	—	86,580	9	(9)	—	—	—	—
Net income	—	—	—	—	—	7,456,955	7,456,955	1,701,856	9,158,811
Balance at December 31, 2016	—	$—	36,590,417	$3,659	$133,677,321	$(17,409,579)	$116,271,401	$60,405,671	$176,677,072

Recognized cost for restricted stock issued as compensation	—	—	—	—	1,074,038	—	1,074,038	—	1,074,038
Issuance of restricted shares, net of forfeitures	—	—	670,666	66	(66)	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	6,197,096	—	6,197,096	(7,028,002)	(830,906)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	1,359,990	1,359,990
Conversion of related party debt to noncontrolling interest	—	—	—	—	—	—	—	9,278,800	9,278,800
Issuance of common shares, net of fees	—	—	6,533,443	654	13,995,339	—	13,995,993	—	13,995,993
Net income	—	—	—	—	—	7,812,794	7,812,794	1,287,861	9,100,655
Balance at December 31, 2017	—	$—	43,794,526	$4,379	$154,943,728	$(9,596,785)	$145,351,322	$65,304,320	$210,655,642

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2017	2016
Operating activities
Net income	$9,100,655	$9,158,811
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	15,614,571	14,107,822
Amortization of deferred financing costs	681,279	662,724
Amortization of prepaid rent	121,938	—
Unrealized gain on derivative instruments	(360,316)	(2,163,484)
Income from equity method investee	(256,478)	—
Provision for doubtful accounts	543,621	922,414
Loss on sales of vessels	9,275,042	—
Drydocking costs	(3,775,393)	(42,478)
Recognized cost for restricted stock issued as compensation	1,074,038	601,921
Change in operating assets and liabilities:
Restricted cash	—	1,503,341
Accounts receivable	(5,642,755)	(1,781,268)
Bunker inventory	(2,153,775)	(5,712,347)
Advance hire, prepaid expenses and other current assets	(1,368,584)	(3,708,549)
Accounts payable, accrued expenses and other current liabilities	6,976,446	3,690,569
Deferred revenue	(607,058)	1,974,187
Net cash provided by operating activities	29,223,231	19,213,663

Investing activities
Purchase of vessels	(64,029,798)	(319,433)
Deposits on newbuildings in-process	—	(9,618,964)
Purchase of building and equipment	—	(315,918)
Proceeds from sale of building and equipment	306,968	—
Acquisition of noncontrolling interest in consolidated subsidiary	(830,906)	—
Net cash used in investing activities	(64,553,736)	(10,254,315)

Financing activities
Proceeds of related party debt	—	4,836,300
Payments on related party debt	—	(2,500,497)
Proceeds from long-term debt	35,000,000	1,375,971
Payments of financing and issuance costs	(1,022,549)	(45,755)
Payments on long-term debt	(25,329,458)	(23,722,658)
Proceeds from sale and leaseback of vessels	28,000,000	—
Payments on capital lease obligation	(1,198,721)	—
Common stock accrued dividends paid	(1,001,424)	(100,000)
Decrease (increase) in restricted cash	2,100,000	(5,600,000)
Contributions from noncontrolling interests	1,359,990	1,600,000
Proceeds from private placement of common stock	9,631,530	—
Net cash provided by (used in) financing activities	47,539,368	(24,156,639)

Net increase (decrease) in cash and cash equivalents	12,208,863	(15,197,291)
Cash and cash equivalents at beginning of period	22,322,949	37,520,240
Cash and cash equivalents at end of period	$34,531,812	$22,322,949

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows (continued)

	Years ended December 31,
	2017	2016
Disclosure of noncash items
Conversion of related party debt to noncontrolling interest	$9,278,800	$—
Conversion of dividend into common stock	$4,285,000	$—
Cash paid for interest	$6,978,754	$4,659,015

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 - GENERAL INFORMATION

Pangaea Logistics Solutions Ltd. and its subsidiaries (collectively, the “Company” or “Pangaea”) provides seaborne drybulk logistics and transportation services. Pangaea utilizes its logistics expertise to service a broad base of industrial customers who require the transportation of a wide variety of drybulk cargoes, including grains, pig iron, hot briquetted iron, bauxite, alumina, cement clinker, dolomite and limestone. The Company addresses the logistics needs of its customers by undertaking a comprehensive set of services and activities, including cargo loading, cargo discharge, vessel chartering, voyage planning, and technical vessel management.

The Company owns two Panamax, two Ultramax Ice Class 1C, six Supramax, and two Handymax Ice Class 1A drybulk vessels, which includes two vessels financed under capital lease obligations. The Company also owns one-third of Nordic Bulk Holding Company Ltd. (“NBHC”), a consolidated joint venture with a fleet of six Panamax Ice Class 1A drybulk vessels which are time-chartered to the Company for operations. The Company acquired a 50% interest in a deck barge in November 2017. The Company operates two Supramax drybulk vessels under five-year bareboat charters that commenced on July 13, 2016.

On January 27, 2017, the Company acquired its consolidated joint venture partner's interest in Nordic Bulk Ventures Holding Company Ltd. (“BVH”). BVH owns m/v Bulk Destiny and m/v Bulk Endurance through wholly-owned subsidiaries. BVH is wholly-owned by the Company after the acquisition.

On March 21, 2017, the Company's Board of Directors (the “Board”) approved, and on June 27, 2017 the shareholders holding a majority of the issued and outstanding shares of our Common Stock approved, by unanimous written consent, the issuance of shares of our Common Stock in connection with two stock purchase agreements, both dated as of June 15, 2017, (the “Agreements”).

Shares of common stock sold under the Agreements totaled 6,533,443. These shares were issued on June 29, 2017 and August 9, 2017 for aggregate net proceeds of $14.1 million of which approximately $4.3 million was issued as in-kind payment of accrued dividends.

NOTE 2 – NATURE OF ORGANIZATION

The consolidated financial statements include the operations of Pangaea Logistics Solutions Ltd. and its wholly-owned subsidiaries (collectively referred to as “the Company”), as well as other entities consolidated pursuant to Accounting Standards Codification (“ASC”) 810, Consolidation. A summary of the Company’s consolidation policy is provided in Note 3. A summary of the Company’s variable interest entities is provided at Note 4. At December 31, 2017 and 2016, entities that are consolidated pursuant to ASC 810-10 include the following wholly-owned subsidiaries:

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

•
Nordic Bulk Ventures Holding Company Ltd. (“BVH”) – a corporation that was duly organized under the laws of Bermuda. BVH was established in August 2013 for the purpose of owning Bulk Nordic Five Ltd. (“Five”) and Bulk Nordic Six Ltd. (“Six”). Five and Six are corporations that were duly organized under the laws of Bermuda in November 2013 for the purpose of owning m/v Bulk Destiny and m/v Bulk Endurance, new ultramax newbuildings delivered in January 2017. The Company acquired its joint venture partner's 50% interest in January 2017 for $0.8 million after which BVH is a wholly-owned subsidiary of the Company.

•
Bulk Freedom Corp. (“Bulk Freedom”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Freedom was established in May 2017 for the purpose of acquiring the m/v Bulk Freedom.

•
Bulk Pride Corp. (“Bulk Pride”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Pride was established in October 2017 for the purpose of acquiring the m/v Bulk Pride.

•	Flintstone Ventures Limited ("FVL") - a corporation that was duly organized under the laws of the Province of Nova Scotia on March 17, 2017. FVL specializes in carriage of specialized cargo.

At December 31, 2017 and 2016, entities that are consolidated pursuant to ASC 810-10, but which are not wholly-owned, include the following:

•
Nordic Bulk Holding Company Ltd. (“NBHC”) - a corporation that was duly organized under the laws of Bermuda. NBHC was established in October 2012, for the purpose of owning Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”) and Bulk Nordic Orion Ltd. (“Bulk Orion”) and to invest in additional vessels through its wholly-owned subsidiaries. At December 31, 2017 and 2016 the Company had one-third ownership interest in NBHC, the remainder of which is owned by third-parties. The Company determined that NBHC is a VIE and that it is the primary beneficiary of NBHC, as it has the power to direct its activities as a result of these time charter arrangements. Accordingly, the Company has consolidated NBHC for the years ended December 31, 2017 and 2016. Bulk Bulk Odyssey, Bulk Orion, Bulk Nordic Oshima Ltd. (“Bulk Oshima”), Bulk Nordic Olympic Ltd. (“Bulk Olympic”), Bulk Nordic Odin Ltd. (“Bulk Odin”) and Bulk Nordic Oasis Ltd. (“Bulk Oasis”), corporations duly organized under the laws of Bermuda between March 2012 and February 2015, are owned by NBHC. These entities were established for the purpose of owning m/v Nordic

Odyssey, m/v Nordic Orion, m/v Nordic Oshima, m/v Nordic Olympic, m/v Nordic Odin and m/v Nordic Oasis, respectively.

•	Venture Barge (US) Corp. ("VBC") - a corporation that was duly organized in the State of Delaware, USA on October 26, 2017. VBC was established for the purpose of owning and operating a deck barge.

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

Costs incurred in fulfillment of a contract that meet certain criteria are deferred and recognized when or as the related performance obligations are satisfied.

Deferred Revenue

Billings for services for which revenue is not recognized in the current period are recorded as deferred revenue. Deferred revenue recognized in the accompanying consolidated balance sheets is expected to be realized within twelve months of the balance sheet date.

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

At December 31, 2017, two customers accounted for 32% of the Company’s trade accounts receivable. At December 31, 2016, there were two customers that accounted for 29% of the Company’s trade accounts receivable.

At December 31, 2017, fourteen customers in the United States and five customers in Canada accounted for 26% of accounts receivable. At December 31, 2016, customers in each of the following countries accounted for at least 10% of the Company’s accounts receivable; the United States (eleven representing 30%), Canada (four representing 20%) and Switzerland (seven representing 11%).

For the year ended December 31, 2017, revenue from customers in each of the following countries accounted for at least 10% of total revenue; the United States (eighteen representing 20%) and Canada (four representing 20%). For the year ended December 31, 2016, revenue from customers in each of the following countries accounted for at least 10% of total revenue; the United States (sixteen representing 21%) and Canada (four representing 21%).

For the year ended December 31, 2017 one customer accounted for 12% of total revenue. For the year ended December 31, 2016, two customers accounted for 22% of total revenue.

Cash and Cash Equivalents

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. Cash and cash equivalents by type were as follows:

	December 31,
	2017	2016
Money market accounts – cash equivalents	$21,009,821	$6,540,489
Cash (1)	13,521,991	15,782,460
Total	$34,531,812	$22,322,949
(1) Consists of cash deposits at various major banks.

Restricted Cash

Restricted cash at December 31, 2017 consists of $1.5 million held by the facility agent as required by the The Senior Secured Post-Delivery Term Loan Facility and $2.5 million held by the facility agent as required by the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. – Dated September 28, 2015 - Amended and Restated Loan Agreement (See Note 8).

Restricted cash at December 31, 2016 consists of $1.1 million held by a facility agent as required by the Bulk Atlantic Secured Note, $2.5 million held by the facility agent as required by the The Senior Secured Post-Delivery Term Loan Facility and $2.5 million held by the facility agent as required by the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. And Bulk Nordic Oshima Ltd. – Dated September 28, 2015 - Amended and Restated Loan Agreement (See Note 8).

Allowance for Doubtful Accounts

The Company provides a specific reserve for significant outstanding accounts that are considered potentially uncollectible in whole or in part. In addition, the Company’s policy based on experience is to establish a reserve equal to approximately 25% of accounts receivable balances that are 30-180 days past due and approximately 50% of accounts receivable balances that are 180 or more days past due, and which are not otherwise reserved. The reserve estimates are adjusted as additional information becomes available, or as payments are made. At December 31, 2017 and 2016, the Company has provided an allowance for doubtful accounts of $2,135,877 and $4,752,265 respectively, for amounts that are not expected to be fully collected. The provision for doubtful accounts was approximately $544,000 in 2017 and $922,000 in 2016. The Company wrote off approximately $3,160,000 and $1,237,000 during 2017 and 2016, respectively, which amounts were previously included in the allowance, because these amounts were determined to be uncollectible.

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

At December 31, advance hire, prepaid expenses and other current assets were comprised of the following:

	2017	2016
Advance hire	$3,628,417	$2,232,444
Prepaid expenses	460,445	1,844,522
Accrued receivables	6,153,212	5,805,798
Other current assets	1,790,198	1,045,397
Total	$12,032,272	$10,928,161

Vessels and Depreciation

Vessels are stated at cost, which includes contract price and acquisition costs. Significant improvements to vessels are capitalized; maintenance and repairs that do not improve or extend the lives of the vessels are expensed as incurred. Depreciation is provided using the straight-line method over the remaining estimated useful lives of the vessels (excluding the time a vessel in is dry dock), based on cost less salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $300 per ton, which was determined by reference to quoted rates and is reviewed annually. The Company estimates the useful life of its vessels to be 25 years to 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of the current fleet are 3 - 24 years. The Company does not incur depreciation expense when vessels are taken out of service for dry docking.

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

Long-lived Assets Impairment Considerations

The carrying values of the Company’s vessels may not represent their fair market value or the amount that could be obtained by selling the vessel at any point in time, since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of new vessels. Historically, both charter rates and vessel values tend to be cyclical. The carrying amounts of vessels held and used by the Company are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel’s carrying amount. This assessment is made at the asset group level which represents the lowest level for which identifiable cash flows are largely independent of other groups of assets. The asset groups established by the Company are defined by vessel size, age and classification. At December 31, 2017, the Company did not identify any potential impairment indicator. At June 30, 2017, March 31, 2017 and December 31, 2016, the Company identified a potential impairment indicator based on the estimated market value of its vessels. As a result, the Company evaluated each asset group for impairment by estimating the total undiscounted cash flows expected to result from the use of the asset group and its eventual disposal.

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

At June 30, 2017, March 31, 2017 and December 31, 2016, the estimated undiscounted future cash flows were higher than the carrying amount of the vessels in the Company's fleet and as such, no loss on impairment was recognized.

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

  In connection with the Company’s new and amended secured term loans executed in 2017, the Company incurred financing costs of approximately $1,022,500. In connection with the Company’s new and amended secured term loans executed in 2016, the Company incurred financing costs of approximately $46,000.

Amortization of the debt issuance costs is included as a component of interest expense in the consolidated statements of income. Unamortized debt issuance costs of approximately $274,000 were written off in conjunction with the the repayment of the loan by Bulk Beothuk in June 2017, when the ship was sold and leased back from the buyer.

The components of net debt issuance costs and bank fees, which are included in secured long-term debt on the consolidated balance sheets are as follows:

	December 31,
	2017	2016
Debt issuance costs and bank fees paid to financial institutions	$6,068,806	$5,321,206
Less: accumulated amortization	(4,199,026)	(3,792,695)
Unamortized debt issuance costs and bank fees	$1,869,780	$1,528,511

Amortization included in interest expense	$681,279	$662,724

Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	December 31,
	2017	2016
Accounts payable	$15,686,235	$15,435,179
Accrued expenses	11,923,445	6,955,389
Accrued interest	611,406	412,984
Other accrued liabilities	960,190	427,627
Total	$29,181,276	$23,231,179

Taxation

The Company is not subject to corporate income taxes on its profits in Bermuda because Bermuda does not impose an income tax.

NBC, a wholly-owned subsidiary of the Company, is subject to a Danish tonnage tax. NBC is not taxed on the basis of their actual income derived from their business but on an alternative income determination based on the net tons carrying capability of their fleet. As the tax is not determined based on taxable income, NBC’s tax expense of approximately $428,000 and $198,000 is included within voyage expenses in the accompanying consolidated statements of operations as of December 31, 2017 and 2016, respectively.

Shipping income derived from sources outside the United States is not subject to any Unites States federal income tax. U.S. sourced income from the international operation of ships that is considered qualified income and earned by a qualified foreign corporation can also be considered exempt from U.S. federal income taxation. The exemption requires a number of tests be met including qualifying income earned subject to an equivalent exemption in a qualified country and a qualified foreign corporation meeting the qualified foreign country, qualified income, stock ownership tests and substantiation requirements.  The Company believes it meets all of the tests to qualified for an exemption from income under Internal Revenue Code section 883.  To the extent the Company is unable to qualify for the exemption, the Company would be subject to U.S. federal income taxation of 4% of its U.S. shipping income on a gross basis without deductions.  If certain other conditions are present, as defined in the Code, U.S. source shipping income, net of applicable deductions, may be subject to federal income tax of up to 35% and a 30% branch profits tax.  The company believes that none of its U.S. source shipping income is effectively connected with the conduct of a U.S. trade or business.

Since earnings from shipping operations of the Company are not subject to U.S. or foreign income taxation, the Company has not recorded income tax expense, deferred tax assets or liabilities for the years ending December 31, 2017 and 2016.

On December 22, 2017, the Tax Cuts and Jobs Act was passed which, among other things, reduces the federal corporate tax rate to 21.0% effective January 1, 2018.  Recent guidance allows for a measurement period approach for the income tax effects of tax reform for which the accounting is incomplete, but the Company is able to provide a provisional estimate for various changes in the law.  As a result of the Company’s income qualifying for exemption from US taxation under Internal Revenue Code section 883, there was no federal income tax impact to the year ended December 31, 2017.   As long as the Company continues to meet the exemption for its qualifying income and the U.S. and foreign laws do not change regarding the application of this exemption, the Company does not believe the impact for tax reform to have a material impact on the company.  The Company will continue to monitor guidance regarding these changes for how it may impact the financial statements in later periods.

Where required, the Company complies with income tax filings in its various jurisdictions of operations. As of December 31, 2017 and 2016, the Company is not subject to U.S. federal or foreign examinations by tax authorities for years before 2013.

Restricted Common Share Awards

Compensation cost of restricted share awards is measured using the grant date fair value of the Company's common shares, as quoted on the Nasdaq Capital Market, multiplied by the total number of shares granted. Compensation cost is amortized according to the vesting period indicated in the grant agreement. Total compensation cost recognized during the years ended December 31, 2017 and 2016 is approximately $1,074,038 and $601,921, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

Dividends

Dividends on common stock are recorded when declared by the Board of Directors. Refer to Note 9 for a discussion regarding common stock dividends.

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

Segment Reporting

Operating segments are components of a business that are evaluated regularly by the chief operating decision maker ("CODM") for the purpose of assessing performance and allocating resources. Based on the information that the CODM uses, including consideration of whether discrete financial information is available for the business activities, the Company has identified multiple operating segments which have been aggregated based on considerations such as the nature of its services, customers, operations and economic characteristics. The Company has determined that it operates under one reportable segment.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short-term maturities of these instruments. The carrying amount of the Company’s floating rate long-term debt approximates its fair value due to the variable interest rates associated with these related credit facilities.

At December 31, 2017, the Company has seven fully fixed rate debt facilities and three facilities of which fifty percent are fixed. At December 31, 2016, the Company had nine fully fixed rate debt facilities and one facility of which fifty percent is fixed. The aggregate carrying amounts and fair values of the long-term debt associated with the fixed rate borrowing arrangements are as follows:

	December 31,
	2017	2016
Carrying amount of fixed rate long-term debt	$92,096,979	$82,001,821
Fair value of fixed rate long-term debt	$93,417,008	$82,224,170

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

In May 2014, the FASB issued an ASU 2014-09, Accounting Standards Update for Revenue from Contracts with Customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017. The Company analyzed its contracts with customers covering each significant revenue stream, applying the provisions of the new standard. The Company determined that revenue from vessels operating on time charter will continue to be recognized under current revenue recognition policy because the services being provided to its customers currently reflect the consideration to which the entity expects to be entitled in exchange for those services, and because these arrangements qualify as single performance obligations that meet the criteria to recognize revenue over time, as the customer is simultaneously receiving and consuming the benefits of these services. The performance obligation in a voyage charter is also the transportation service provided and also meets the criteria to recognize revenue over time. Under the new standard, revenue for these voyages will be recognized over the period between load port and discharge port in contrast to the current recognition policy to recognize revenue from discharge port to discharge port. The Company will also recognize an asset representing certain costs to fulfill contracts that have not begun to load, if they meet the criteria outlined in this update. Such assets will be amortized pro rata over the period of the contract. The Company will expense costs to obtain a contract as incurred, as provided by the practical expedient, since all such costs are expected to be amortized over less than one year. The Company will apply the new revenue standard on a modified retrospective basis with a cumulative effect adjustment reducing retained earnings by approximately $2.6 million on January 1, 2018. Prior periods will not be adjusted. The Company has modified its accounting information system, financial close process and internal controls in order to make the adjustments necessary to report under the new standard.

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

NOTE 4 - VARIABLE INTEREST ENTITIES

The Company has evaluated all of its wholly and partially-owned entities, as well as entities with common ownership or other relationships, pursuant to ASC 810. A summary of the Company’s consolidation policy is provided in Note 3. The Company has concluded that Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Atlantic, Bulk Trident, Bulk Phoenix, Bulk Barents, Bulk Bothnia, Bulk Freedom, Bulk Pride, NBH, Long Wharf, NBHC, BVH, FVL and VBC should be consolidated as VIEs at December 31, 2017 and 2016.

Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Atlantic, Bulk Trident, Bulk Phoenix, Bulk Barents, Bulk Bothnia, BVH, Bulk Freedom and Bulk Pride are wholly-owned subsidiaries that were established for the purpose of acquiring bulk carriers. The Company has concluded that these entities are VIEs due to the existence of corporate guarantees and to the cross-collateralization on outstanding debt, which is indicative of an inability to finance the entities’ activities without additional subordinated financial support. Accordingly, the Company has consolidated these subsidiaries for the years ended December 31, 2017 and 2016. The consolidation of all of these entities increased total assets by approximately $50.4 million and increased total liabilities by approximately $47.7 million at December 31, 2017. Total shareholders’ equity increased by approximately $2.7 million. The consolidation of all of these entities increased total assets by approximately $46.2 million and increased total liabilities by approximately $46.0 million at December 31, 2016. Total shareholders’ equity increased by approximately $0.2 million.

NBH is a wholly-owned subsidiary of the Company. The Company determined that NBH is a VIE due to the fact that NBH’s total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support. Furthermore, the Company determined that it is NBH’s primary beneficiary, as it has the power to direct the activities of the entity. Accordingly, the Company has consolidated NBH for the years ended December 31, 2017 and 2016. The consolidation of NBH increased total assets by approximately $22.6 million and $5.5 million and increased total liabilities by approximately $21.3 million and $5.1 million at December 31, 2017 and 2016, respectively. Total shareholders’ equity increased by approximately $1.3 million and $0.4 million at December 31, 2017 and 2016, respectively.

Long Wharf was established in 2009 for the purpose of buying a new office building. Ownership of Long Wharf was transferred to the Company on October 1, 2014. The Company determined that Long Wharf is a VIE as Long Wharf’s total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support. The Company determined that the entities/individuals that had a variable interest in Long Wharf prior to the transfer were also related parties, and that none of those entities individually met the criteria to be the primary beneficiary, as none had the obligation to absorb the entity’s losses; therefore, since the Company represented the party within the related party group that was most closely associated with the VIE, the Company concluded it was the primary beneficiary. Accordingly, the Company has consolidated Long Wharf for the years ended December 31, 2017 and 2016. The consolidation of Long Wharf increased total assets by approximately $2.2 million and $0.7 million and increased total liabilities by approximately $2.4 million and $1.0 million at December 31, 2017 and 2016, respectively. Total shareholders’ equity decreased by approximately $0.2 million and $0.3 million at December 31, 2017 and 2016, respectively.

NBHC was established in March 2012, for the purpose of acquiring the m/v Nordic Odyssey, the m/v Nordic Orion and to invest in additional vessels, all through wholly-owned subsidiaries. Each of the ship owning companies owned by NBHC is chartered to NBC under fixed price, time charter arrangements. The Company determined that NBHC is a VIE and that it is the primary beneficiary of NBHC, as it has the power to direct its activities as a result of these time charter arrangements. Accordingly, the Company has consolidated NBHC for the years ended December 31, 2017 and 2016. The consolidation of NBHC increased total assets by approximately $154.6 million and $161.3 million and increased total liabilities by approximately $86.2 million and $98.1 million at December 31, 2017 and 2016, respectively. Total shareholders’ equity increased by approximately $4.5 million and $2.8 million at December 31, 2017 and 2016. Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of NBHC are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to NBHC amounts to approximately $63.9 million and $60.4 million at December 31, 2017 and 2016.

BVH was established in August 2013, together with a third-party, for the purpose of owning Five and Six. Five and Six were established for the purpose of owning new ultramax newbuildings that were delivered in January 2017 at which time the Company acquired its joint venture partner's 50% interest in BVH. The Company determined that BVH is a VIE and is the primary beneficiary of BVH, as it has the power to direct its activities. Accordingly, the Company has consolidated BVH and its wholly-owned subsidiaries for the years ended December 31, 2017 and 2016. The consolidation of BVH increased total assets by approximately $42.6 million and $9.5 million and increased total liabilities by approximately $38.0 million and $9.6 million at December 31, 2017 and 2016, respectively. Total shareholders’ equity increased by approximately $4.6 million at December 31, 2017 and decreased by approximately $47,000 at December 31, 2016. The Company acquired the remaining 50% of BVH from its joint venture partner in January 2017. Prior to the acquisition, amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of BVH were reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to BVH was an accumulated deficit of approximately $42,000 at December 31, 2016.

FVL and VBC are VIEs due to the fact that the Company has the power to direct the activities of these entities, neither of which had any revenue in 2017. The consolidation of these entities increased assets by approximately $1.4 million, increased shareholders' equity by $1.3 million and increased non-controlling interest by approximately $1.4 million at December 31, 2017.

NOTE 5 - FIXED ASSETS

At December 31, fixed assets consisted of the following:

	2017	2016
Vessels and vessel upgrades	$352,874,660	$313,102,479
Capitalized dry docking	10,230,173	7,142,445
	363,104,833	320,244,924
Accumulated depreciation and amortization	(59,893,556)	(47,862,126)
Vessels, vessel upgrades and capitalized dry docking, net	303,211,277	272,382,798

Land and building	2,541,085	2,541,085
Internal use software	1,922,140	1,518,409
Other fixed assets	4,463,225	4,059,494
Accumulated depreciation	(1,381,847)	(1,176,620)
Other fixed assets, net	3,081,378	2,882,874

Total fixed assets, net	$306,292,655	$275,265,672

The net carrying value of the Company’s fleet consists of the following:

	December 31,
	2017	2016
Owned vessels
m/v BULK PANGAEA	$16,398,650	$17,879,380
m/v BULK PATRIOT	11,111,437	12,391,724
m/v BULK JULIANA	11,411,052	12,252,733
m/v NORDIC ODYSSEY	25,634,743	27,021,211
m/v NORDIC ORION	26,467,928	27,874,584
m/v BULK TRIDENT	14,195,098	14,962,163
m/v BULK BEOTHUK (1)	—	12,006,270
m/v BULK NEWPORT	13,139,242	13,473,429
m/v NORDIC BARENTS	4,846,522	3,517,151
m/v NORDIC BOTHNIA	4,787,388	3,520,616
m/v NORDIC OSHIMA	30,122,172	31,346,414
m/v NORDIC OLYMPIC	30,371,285	31,560,965
m/v NORDIC ODIN	30,548,435	31,741,658
m/v NORDIC OASIS	31,608,785	32,834,500
m/v BULK ENDURANCE (2)	27,030,918	—
m/v BULK FREEDOM (3)	8,834,746	—
m/v BULK PRIDE (4)	14,007,731	—
MISS NORA G. PEARL (5)	2,695,145	—
	303,211,277	272,382,798
Other fixed assets, net	3,081,378	2,882,874
Total fixed assets, net	$306,292,655	$275,265,672

Vessels under capital lease
m/v BULK DESTINY (6)	$23,153,850	$—
m/v BULK BEOTHUK (1)	$6,840,362	$—
	$29,994,212	$—

(1)	The m/v Bulk Beothuk was sold on June 15, 2017 and simultaneously chartered back under a bareboat charter accounted for as a capital lease, the terms of which are discussed in Note 10.

(2)	The m/v Bulk Endurance was delivered to the Company on January 7, 2017.

(3)	The Company acquired the m/v Bulk Freedom on June 14, 2017.

(4)	The Company acquired the m/v Bulk Pride on December 21, 2017.

(5)	The Company acquired the deck barge Miss Nora G. Pearl on November 3, 2017 through its 50% owned joint venture VBC.

(6)	The Company took delivery of the m/v Bulk Destiny on January 7, 2017 and simultaneously entered into a sale and leaseback financing agreement, the terms of which are discussed in Note 10.

At December 31, 2016, BVH had deposits on the Ultramax Ice Class 1C newbuildings of approximately $18,400,000 which was included in investment in newbuildings in process on the consolidated balance sheets. These vessels were delivered to the Company in January 2017.

On July 5, 2016, the Company entered into five-year bareboat charter agreements with the owner of two vessels (which were then renamed the m/v Bulk Power and the m/v Bulk Progress). Under a bareboat charter, the charterer is responsible for all of the vessel operating expenses in addition to the charter hire. The agreement also contains a profit sharing arrangement. Scheduled increases in charter hire are included in minimum rental payments and recognized on a straight-line basis over the lease term. Profit sharing will be excluded from minimum lease payments and recognized as incurred. The minimum rent expense under these bareboat charters (which are classified as operating leases) totals approximately $365,000 per annum.

The Company capitalized dry-docking costs on three vessels in 2017. The 5 year amortization period of the capitalized dry docking costs is within the remaining useful life of these vessels. The Company did not capitalize any dry-docking costs in 2016.

NOTE 6 - MARGIN ACCOUNTS, DERIVATIVES AND FAIR VALUE MEASURES

Margin Accounts

During December 31, 2017 and 2016, the Company was party to forward freight agreements and fuel swap contracts in order to mitigate the risk associated with volatile freight rates and fuel prices. Under the terms of these contracts, the Company is required to deposit funds in margin accounts if the market value of the hedged item declines. See Note 7 for a complete discussion of these and other derivatives. The Company had approximately $913,000 on deposit in one margin account at December 31, 2017 due to the decline in market value of its FFAs. The Company had $488,000 on deposit in one margin account at December 31, 2016, due to the decline in market value of its fuel swaps. The funds are required to remain in margin accounts as collateral until the market value of the items being hedged return to preset limits. The margin accounts are included in advance hire, prepaid expenses and other current assets in the consolidated balance sheets at December 31, 2017 and 2016.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. In 2017 and 2016, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at December 31, 2017 and 2016 are assets of approximately $377,000 and $304,000, respectively, which are included in other current assets on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the years ended December 31, 2017 and 2016 resulted in gains of approximately $74,000 and $2,081,000, which are included in unrealized gain on derivative instruments in the accompanying consolidated statements of income.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, actively hedges identified economic risk related to long-term cargo contracts with forward freight agreements, or FFAs. The usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. During the years ended December 31, 2017 and 2016, the Company entered into FFAs that were not designated for hedge accounting. The aggregate fair value of these FFAs at December 31, 2017 were assets of approximately $266,000. The aggregate fair value of these FFAs at December 31, 2016 were liabilities of approximately $21,000. The change in the aggregate fair value of the FFAs during the years ended December 31, 2017 and 2016 resulted in a gain of approximately$287,000 and a loss of approximately $21,000, respectively, which are included in unrealized gain on derivative instruments in the accompanying consolidated statements of income.

Fair Value Hierarchy

The three levels of the fair value hierarchy established by ASC 820, in order of priority, are as follows:

Level 1 –     quoted prices in active markets for identical assets or liabilities

Level 2 –     observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 –     unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

	Balance at December 31, 2017	Level 1	Level 2	Level 3
Margin accounts	$912,981	$912,981	$—	$—
Fuel swap contracts	$377,273	$—	$377,273	$—
Forward freight agreements	$265,768	$—	$265,768	$—

	Balance at December 31, 2016	Level 1	Level 2	Level 3
Margin accounts	$488,084	$488,084	$—	$—
Fuel swap contracts	$303,675	—	$303,675	—
Forward freight agreements	$(20,950)	—	$(20,950)	—

The estimated fair values of the Company’s interest rate swap instruments and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.

NOTE 7 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2016	Activity	December 31, 2017
Included in accounts payable and accrued expenses on the consolidated balance sheets:
Trade payables due to Seamar (iii)	$1,254,985	$166,935	$1,421,920

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$4,325,000	$—	$4,325,000
Interest payable – 2011 Founders Note (i)	368,347	316,250	684,597
Promissory Note	2,000,000	—	2,000,000
Loan payable – BVH shareholder (STST) (ii)	9,278,800	(9,278,800)	—
Total current related party debt	$15,972,147	$(8,962,550)	$7,009,597

i.	Paid in cash

ii.	ST Shipping and Transport Pte. Ltd. ("STST")

iii.	Seamar Management S.A. ("Seamar")

In November 2014, the Company entered into a $5 million Promissory Note (the “Note”) with Bulk Invest Ltd., a company controlled by shareholders collectively referred to as the Founders. The Note was amended in 2015 and is payable on demand. Interest on the Note is 5%. The balance of the Note at December 31, 2017 and 2016 was $2 million.

BVH entered into an agreement for the construction of two new Ultramax newbuildings in 2013. STST has provided loans totaling $9,278,800 used to make deposits on the contracts. The loans were extinguished in conjunction with the acquisition of the noncontrolling interest in BVH on January 27, 2017. BVH is a wholly-owned subsidiary of the Company after the acquisition.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The outstanding balance of the note was $4,325,000 at December 31, 2017 and 2016.

Dividends payable, all of which are currently payable to related parties, are shown in Note 9.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operation of some of the Company’s owned vessels. During the years ended December 31, 2017 and 2016, the Company incurred technical management fees of $2,746,200 and $1,963,200 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at December 31, 2017 and 2016, (including amounts due for vessel operating expenses), were $1,421,920 and $1,254,985, respectively.

NOTE 8 - SECURED LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2017	2016

Bulk Pangaea Secured Note	$—	$1,040,625
Bulk Patriot Secured Note	—	1,087,500
Bulk Trident Secured Note (1)	3,452,500	5,737,500
Bulk Juliana Secured Note (1)	1,521,095	3,042,186
Bulk Phoenix Secured Note (1)	4,473,805	6,816,685
Bulk Atlantic Secured Note	—	5,350,000
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	69,825,000	77,325,001
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	5,793,460	7,097,820
Bulk Nordic Oasis Ltd. Loan Agreement (2)	18,500,000	20,000,000
The Amended Senior Facility - Dated December 21, 2017 (3)	28,803,333	—
Bulk Freedom Loan Agreement	5,150,000	—
109 Long Wharf Commercial Term Loan	922,466	1,032,067
Phoenix Bulk Carriers (US) LLC Automobile Loan	23,090	28,582
Phoenix Bulk Carriers (US) LLC Master Loan	—	236,242
Total	138,464,749	128,794,208
Less: unamortized bank fees	(1,869,780)	(1,528,511)
	136,594,969	127,265,697
Less: current portion	(18,979,335)	(19,627,846)
Secured long-term debt, net	$117,615,634	$107,637,851

(1)
The Bulk Trident Secured Note, the Bulk Juliana Secured Note and the Bulk Phoenix Secured Note are cross-collateralized by the vessels m/v Bulk Trident, m/v Bulk Juliana, and m/v Bulk Newport, and are guaranteed by the Company.

(2)
The borrower under this facility is NBHC, of which the Company and its joint venture partners, STST and ASO2020, each own one-third. NBHC is consolidated in accordance with ASC 810-10 and as such, amounts pertaining to the non-controlling ownership held by these third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets.

(3)
Bulk Nordic Six Ltd. Loan Agreement was amended to support the financing of the m/v Bulk Pride. The facility is cross-collateralized by the vessels m/v Bulk Endurance and m/v Bulk Pride, and is guaranteed by the Company.

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

Bulk Trident Secured Note

Initial amount of $10,200,000, entered into in April 2012, for the acquisition of the m/v Bulk Trident. The Fourth Amendment extends the final maturity date and modifies the repayment schedule. The first and second quarterly installments following the amendment were increased to $650,000 and the third and fourth installments were increased to $435,000. These are followed by two installments of $327,500 and three of $300,000. A balloon payment of $1,462,500 is payable on July 19, 2019. The interest rate was fixed at 4.29% through April 19, 2017 and is floating at LIBOR plus 3.50% (5.19% at December 31, 2017), since April 19, 2017.

Bulk Juliana Secured Note

Initial amount of $8,112,500, entered into in April 2012, for the acquisition of the m/v Bulk Juliana. The Fourth Amendment did not change this tranche, the balance of which is payable in six quarterly installments of $507,031. The final payment is due on July 19, 2018. The interest rate is fixed at 4.38%.

Bulk Phoenix Secured Note

Initial amount of $10,000,000, entered into in May 2013, for the acquisition of m/v Bulk Newport. The Fourth Amendment did not change this tranche, the balance of which is payable in two installments of $700,000 and seven installments of $442,858. A balloon payment of $1,816,659 is payable on July 19, 2019. The interest rate is fixed at 5.09%.

The agreement contains financial covenants that require the Company to maintain a minimum net worth and minimum liquidity, on a consolidated basis. The facility also contains a consolidated leverage ratio and a consolidated debt service coverage ratio. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of December 31, 2017 and December 31, 2016, the Company was in compliance with these covenants.

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

Interest on 50% of the advances to Odyssey and Orion was fixed at 4.24% in March 2017. Interest on the remaining advances to Odyssey and Orion is floating at LIBOR plus 2.40% (4.09% at December 31, 2017). Interest on 50% of the advances to Odin and Olympic was fixed at 3.95% in January 2017. Interest on the remaining advances to Odin and Olympic was floating at LIBOR plus 2.0% and was fixed at 4.07% on April 27, 2017. Interest on 50% of the advance to Oshima was fixed at 4.16% in January 2017. Interest on the remaining advance to Oshima is floating at LIBOR plus 2.25% (3.94% at December 31, 2017).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At December 31, 2017 and December 31, 2016, the Company was in compliance with this clause.

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

The facility bears interest at LIBOR plus 2.50% (4.19% at December 31, 2017). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $1,755,415 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel and a minimum value clause ("MVC"). The Company was in compliance with this covenant at December 31, 2017 and December 31, 2016.

The Bulk Nordic Oasis Ltd. - Loan Agreement - Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment in March 2022. Interest on this advance is fixed at 4.30%.

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of December 31, 2017 and December 31, 2016, the Company was in compliance with this covenant.

The Amended Senior Facility - Dated December 21, 2017 (previously identified as Bulk Nordic Six Ltd. - Loan Agreement - Dated December 21, 2016)

The agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017, divided into two tranches. The agreement requires repayment of Tranche A, totaling $16,000,000, in three equal quarterly installments of $100,000 beginning on April 7, 2017 and, thereafter, 17 equal quarterly installments of $266,667 and a balloon payment of $11,667,667 due with the final installment in March 2022. Interest on this advance was fixed at 4.74% on March 27, 2017. The agreement also advanced $3,500,000 under Tranche B, which is payable in 18 equal quarterly installments of $65,000 beginning on October 7, 2017, and a balloon payment of $2,330,000 due with the final installment in March 2022. Interest on this advance is floating at LIBOR plus 6.00% (7.69% at December 31, 2017).

The amended agreement advanced $10,000,000 in respect of the m/v Bulk Pride on December 21, 2017, which was divided into two additional tranches. The agreement requires repayment of Tranche C, totaling $8,500,000, in 16 equal quarterly installments of $275,000 beginning in March 2018 and a balloon payment of $4,100,000 due with the final installment in

December 2021. Interest on this advance is floating at LIBOR plus 2.75% (4.44% at December 31, 2017). The agreement also advanced $1,500,000 under Tranche D, which is payable in 4 equal quarterly installments of $375,000 beginning on August 21, 2018. Interest on this advance is floating at LIBOR plus 6.00% (7.69% at December 31, 2017).

The loan is secured by a first preferred mortgages on the m/v Bulk Endurance and the m/v Bulk Pride, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2017, the Company was in compliance with these covenants. At September 30, 2017, the lender provided a waiver for non-compliance with the minimum liquidity requirement.

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due with the final installment. Interest is floating at LIBOR plus 3.75% (5.44% at December 31, 2017).

The loan is secured by a first preferred mortgage on the m/v Bulk Freedom, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2017, the Company was in compliance with these covenants.

109 Long Wharf Commercial Term Loan

Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00% (3.69% at December 31, 2017). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At December 31, 2017 and December 31, 2016, the Company was in compliance with these covenants.

Phoenix Bulk Carriers (US) LLC Automobile Loan

In September 2016, the Company purchased a commercial vehicle for use at the site of a port on the United States' East Coast. The total loan amount of $29,435 is payable in 60 equal monthly installments of $539. Interest is fixed at 3.74%. The vehicle was sold in the first quarter of 2018 after the project was completed.

Phoenix Bulk Carriers (US) LLC Master Equipment Loan

In September 2016, the Company purchased commercial equipment for use at the site of a port on the United States' East Coast. The total loan amount of $250,536 is payable in 48 equal monthly installments of $5,741. Interest is fixed at 4.75%. This equipment was sold in the fourth quarter of 2017 after the project was completed.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,

2018	18,979,335
2019	22,196,164
2020	21,996,837
2021	37,242,047
2022	37,675,900
Thereafter	374,466
$138,464,749

NOTE 9 - COMMON STOCK AND NON-CONTROLLING INTEREST

Common stock

The Company has 100,000,000 shares of common stock ($0.0001 par value) authorized, of which 43,794,526 were issued as of December 31, 2017.

On August 9, 2016, the Company's shareholders approved an amendment and restatement of the 2014 Plan that was adopted by the Board on May 9, 2016. The PANGAEA LOGISTICS SOLUTIONS LTD. 2014 SHARE INCENTIVE PLAN (as amended and restated by the Board of Directors on May 9, 2016), (the "Amended Plan"), increased the aggregate number of common shares with respect to which awards may be granted under the Amended Plan, such that the total number of shares made available for grant is 3,000,000. This was a net increase of 1,500,000 new shares.

At December 31, 2017, shares issued to members of our board of directors who are not our employees totaled 312,540 restricted and 68,598 unrestricted shares of our common stock pursuant to the Amended Plan. The restricted shares vest at the rate of 50% after one year and the remaining 50% after two years. Vested shares at December 31, 2017 total 242,358. There were 86,088 shares vested at December 31, 2016.

At December 31, 2017, shares issued to employees under the Amended Plan totaled 1,782,965 after forfeitures. These restricted shares vest at the rate of one-third of the total granted on each of the third, fourth and fifth anniversaries of the vesting commencement date. Vested shares at December 31, 2017 and 2016 totaled 16,000.

Total non-cash compensation cost recognized during the years ended December 31, 2017 and 2016 is approximately $1,074,038 and $601,921, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

	Shares awarded pursuant to the Amended Plan
	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested shares at December 31, 2016	1,361,349	$2.46
Granted	693,489	3.33
Vested	(194,868)	2.93
Forfeited	(22,823)	2.39

Nonvested at December 31, 2017	1,837,147	$2.74

	Fiscal Years Ended December 31,
	2017	2016
Fair value of restricted shares vested	$570,011	$336,364
Unrecognized compensation cost for restricted shares	$3,909,212	$2,768,484
Weighted average remaining period to expense for restricted shares (years)	3.03	3.30

Dividends

Dividends on common stock are recorded when declared by the Board of Directors.

Dividends payable consist of the following, all of which are payable to related parties:

	2008 common stock dividend	2012 common stock special dividend	2013 common stock dividend	2013 Odyssey and Orion dividend	Total
Balance at December 31, 2015	$2,474,125	$2,934,357	$6,411,540	$904,803	$12,724,825
Paid in cash	(100,000)	—	—	—	(100,000)
Balance at December 31, 2016	2,374,125	2,934,357	6,411,540	904,803	12,624,825
Converted to common shares	(1,372,701)	(2,834,357)	(77,942)	—	(4,285,000)
Paid in cash	(1,001,424)	(100,000)	—	—	(1,101,424)
Balance at December 31, 2017	$—	$—	$6,333,598	$904,803	$7,238,401

Non-controlling interest

Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to NBHC and its wholly-owned shipowning subsidiaries amounts to approximately $63,953,000 and $60,449,000 at December 31, 2017 and 2016, respectively. Non-controlling interest attributable to BVH was approximately $(42,000) at December 31, 2016. The Company acquired the 50% non-controlling interest in BVH in January 2017. The transaction resulted in a $6,197,096 increase in additional paid-in capital and a $7,028,002 reduction in non-controlling interest.

Non-controlling interest attributable to VBC was approximately $1,352,000 at December 31, 2017.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Vessel Sales and Leasebacks Accounted for as Capital Leases

The Company's fleet includes one vessel financed under a sale and leaseback financing arrangement accounted for as a capital lease. The selling price of the vessel to the new owner (lessor) was $21.0 million and the fair value of the vessel at the inception of the lease was $24.0 million. The difference between the selling price and the fair value of the vessel was recorded as prepaid rent and is being amortized over the 25 year estimated useful life of the vessel. Prepaid rent is included in vessel under capital lease on the consolidated balance sheet at December 31, 2017. The difference between the carrying amount of the deposit on newbuildings in process and the fair value of the vessel of $4.3 million was recorded as loss on sale and leaseback of vessel in the consolidated statements of income at December 31, 2017. Minimum lease payments fluctuate based on three-month LIBOR and are payable quarterly over the seven year lease term, with a balloon payment of $11,200,000 due with the final lease payment in January 2024. Interest is floating at LIBOR plus 2.75% (4.44% including the margin, at December 31, 2017). The Company will own this vessel at the end of the lease term.

The Company's fleet also includes one vessel financed under a sale and leaseback (bareboat charter) accounted for as a capital lease. The selling price was $7,000,000 and the fair value is estimated to be the same. The difference between the selling price and the vessels carrying amount of $4.9 million was recorded as loss on sale and leaseback of vessels in the consolidated statements of income at December 31, 2017. The lease is payable at $3,500 per day every fifteen days over the five year lease term, and a balloon payment of $4,000,000 is due with the final lease payment in June 2022. Interest is fixed at 11.83%. The Company will own this vessel at the end of the lease term.

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

Future minimum lease payments under capital leases and operating leases with initial or remaining terms in excess of one year at December 31, 2017 were:

	Capital Lease	Operating Leases
2018	$3,278,295	$585,717
2019	3,278,295	365,446
2020	3,278,295	365,446
2021	3,330,795	193,236
2022	6,490,795	—
Thereafter	13,722,868	—
Total minimum lease payments	$33,379,343	$1,509,845
Less amount representing interest	6,578,064
Present value of minimum lease payments	26,801,279
Less current portion	1,785,620
Long-term portion	$25,015,659

Quarterly Data

(Unaudited)	2017				2016
(Dollars in millions, except per share amounts. Figures may not foot due to rounding)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues:
Voyage revenue	$77.7	$80.2	$93.7	$86.1	$42.0	$53.5	$66.0	$60.6
Charter revenue	6.8	11.2	13.3	16.1	2.0	3.4	4.8	5.7
	84.5	91.4	107.0	102.2	43.9	57.0	70.8	66.3
Expenses:
Voyage expense	41.3	38.6	44.3	39.2	18.5	26.8	29.2	29.2
Charter hire expense	23.2	33.2	34.8	38.9	8.5	15.0	19.7	20.5
Vessel operating expenses	8.6	9.1	9.1	9.6	6.9	7.9	7.5	8.6
General and administrative	3.5	3.1	4.8	3.7	3.0	2.9	3.2	3.6
Depreciation and amortization	3.9	3.7	3.9	4.0	3.5	3.5	3.5	3.5
Loss on sale and leaseback of vessels	4.3	4.9	0.1	—	—	—	—	—
Total expenses	84.8	92.6	97.0	95.4	40.4	56.2	63.0	65.5

Income from operations	(0.3)	(1.2)	10.0	6.8	3.5	0.8	7.8	0.8

Other income (expense):
Interest expense, net	(1.6)	(2.2)	(2.1)	(2.0)	(1.4)	(1.5)	(1.3)	(1.3)
Interest expense related party debt	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)
Unrealized (loss) gain on derivative instruments	2.0	(1.5)	(0.1)	(0.1)	(0.3)	1.4	0.2	1.0
Other expense	0.1	0.8	1.0	—	(0.1)	0.1	—	(0.1)
Total other expense, net	0.4	(3.0)	(1.3)	(2.2)	(1.9)	(0.2)	(1.2)	(0.5)

Net income	0.1	(4.2)	8.7	4.6	1.6	0.6	6.6	0.3
(Income) loss attributable to noncontrolling interests	1.4	(0.6)	(1.6)	(0.5)	(0.4)	(0.5)	(0.5)	(0.3)
Net income attributable to Pangaea Logistics Solutions Ltd.	$1.5	$(4.8)	$7.1	$4.1	$1.2	$0.1	$6.1	$0.1

Quarterly Data (continued)

(Unaudited)	2017				2016
(Dollars in millions, except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Earnings (loss) per common share:
Basic	$0.04	$(0.13)	$0.18	$0.10	$0.03	$—	$0.17	$0.002
Diluted	$0.04	$(0.13)	$0.17	$0.09	$0.03	$—	$0.17	$0.002

Weighted average shares used to compute earnings per common share
Basic	35,280,806	35,539,186	40,796,867	41,941,300	35,130,211	35,150,453	35,165,532	35,189,068
Diluted	35,805,205	35,539,186	41,074,592	42,619,933	35,201,307	35,337,290	35,347,403	35,581,897

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2018.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
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

Signature	Title	Date

/s/ Edward Coll	Chairman of the Board and Chief	March 21, 2018
Edward Coll	Executive Officer

/s/ Carl Claus Boggild	President (Brazil) and Director	March 21, 2018
Carl Claus Boggild

/s/ Gianni DelSignore	Chief Financial Officer, Principal	March 21, 2018
Gianni DelSignore	Accounting Officer and Director

/s/ Anthony Laura	Director	March 21, 2018
Anthony Laura

/s/ Nam Trinh	Director	March 21, 2018
Nam Trinh

/s/ Paul Hong	Director	March 21, 2018
Paul Hong

/s/ Richard T. du Moulin	Director	March 21, 2018
Richard T. du Moulin

/s/ Mark L. Filanowski	Chief Operating Officer and Director	March 21, 2018
Mark L. Filanowski

/s/ Eric S. Rosenfeld	Director	March 21, 2018
Eric S. Rosenfeld

/s/ David D. Sgro	Director	March 21, 2018
David D. Sgro

Exhibit no.	Description	Incorporated By Reference		Filed herewith
		Form	Date
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
		S-1	2/4/2015
10.2	Form of Lock-Up Agreement.	S-1	2/4/2015
10.3	Form of Registration Rights Agreement between Quartet Holdco Ltd. and certain holders identified therein.	S-1	2/4/2015
10.4	$1.048 Million Secured Construction Loan Agreement	S-1	2/4/2015
10.5	$9.12 Million Secured Term Loan	S-1	2/4/2015
10.6	$4.55 Million Secured Term Loan	S-1	2/4/2015
10.7	$40.0 Million Secured Loan Facility	S-1	2/4/2015
10.8	$8.52 Million Term Loan	S-1	2/4/2015
10.9	$5.685 Million Secured Loan Facility	S-1	2/4/2015
10.10	Post-Delivery Facility	S-1	2/4/2015
10.11	$10.0 Million Loan from Shareholder	S-1	2/4/2015
10.12	January 10, 2013 Related Party Loan with ASO 2020 Maritime S.A.	S-1	2/4/2015
10.13	March 18, 2013 Related Party Loan with ASO 2020 Maritime S.A.	S-1	2/4/2015
10.14	June 18, 2013 Related Party Loan with ASO 2020 Maritime S.A.	S-1	2/4/2015
10.15	Related Party Loan with ST Shipping and Transport Pte. Ltd.	S-1	2/4/2015
10.16	$5.0 million Loan Agreement from Bulk Partners (Bermuda) Ltd. to Nordic Bulk Carriers AS	S-1	2/4/2015
10.17	Lease of 109 Long Wharf, Newport, RI 02840	S-1	2/4/2015
10.18	$13.0 Million Term Loan	S-1	2/4/2015
10.19	Nordic Bulk Holding Company Ltd. Shareholders Agreement	S-1	2/4/2015
10.20	Nordic Bulk Ventures Holding Company Shareholders Agreement	S-1	2/4/2015
10.25	Loan Agreement (Revolving Line of Credit) by and between Phoenix Bulk Carriers (US) LLC and Rockland Trust Company	S-4	5/13/2014
10.26	Pangaea Logistics Solutions Ltd. 2014 Share Incentive Plan (as amended and restated by the Board of Directors on August 7, 2015)	S-1/A	9/16/2015
10.27	Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd., Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement	10-Q	11/13/2015
10.28	Bulk Nordic Oasis Ltd. Loan Agreement	10-K	3/23/2016
10.29	Amendment No. 2 to Shareholders Agreement dated January 10, 2013, as amended by Amendment No. 1 dated July 31, 2013 regarding Nordic Bulk Holding Company Ltd.	10-K	3/23/2016
10.30	THIRD AMENDATORY AGREEMENT	10-Q	8/15/2016
10.31	Purchase Agreement by and between Bulk Nordic Five Ltd. and Nicole Navigation S.A. dated October 27, 2016	10-K	3/22/2017
10.32	Bareboat Charter Party by and between Nicole Navigation S.A and Bulk Nordic Five Ltd. dated October 27, 2016	10-K	3/22/2017
10.33	Nordic Bulk Six Ltd. Loan Agreement	10-K	3/22/2017

10.34	Stock Purchase Agreement Nordic Bulk Ventures Holding Company Ltd. by and between Bulk Fleet Bermuda Holding Company Ltd. and ST Shipping and Transport Pte. Ltd.	10-K	3/22/2017
10.35	Purchase Agreement Addendum by and between Bulk Nordic Five Ltd. and Nicole Navigation S.A. dated October 27, 2016	10-K	3/22/2017
10.36	Fourth Amendatory Agreement dated April 14, 2017	10-Q	5/10/2017
10.37	Stock Purchase Agreement - Insiders dated June 15, 2017	10-Q	6/22/2017
10.38	Stock Purchase Agreement - Insiders dated June 15, 2017	10-Q	6/22/2017
10.39	Bulk Freedom Corp. Loan Agreement dated 14 June 2017	10-Q	8/14/2017
10.40	Americas Bulk Transport (BVI) Limited Barecon dated 6 June 2017.	10-Q	8/14/2017
10.41	Americas Bulk Transport (BVI) Limited Barecon Riders dated 6 June 2017	10-Q	8/14/2017
10.42	The Amended Senior Facility - Dated December 21, 2017			X
14.1	Code of Ethics	8-K	10/8/2014
23.1	Consent of Independent Registered Public Accounting Firm			X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
EX-101.INS	XBRL Instance Document			X
EX-101.SCH	XBRL Taxonomy Extension Schema			X
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase			X
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase			X
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase			X
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase			X