Form 10-Q
period 2018-03-31
Pangaea Logistics Solutions Ltd.
filed 2018-05-10
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Common Stock, par value $0.01 per share, 44,096,911 shares outstanding as of May 10, 2018.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$28,205,463	$34,531,812
Accounts receivable (net of allowance of $2,135,877 at March 31, 2018 and December 31, 2017)	21,682,912	21,089,425
Bunker inventory	14,293,347	15,356,712
Advance hire, prepaid expenses and other current assets	9,797,784	12,032,272
Total current assets	73,979,506	83,010,221

Restricted cash	4,000,000	4,000,000
Fixed assets, net	304,114,813	306,292,655
Vessels under capital lease	29,704,830	29,994,212
Total assets	$411,799,149	$423,297,088

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$21,793,353	$29,181,276
Related party debt	4,468,457	7,009,597
Deferred revenue	6,581,760	5,815,924
Current portion of secured long-term debt	18,706,122	18,979,335
Current portion of capital lease obligations	1,812,475	1,785,620
Dividend payable	6,333,598	7,238,401
Total current liabilities	59,695,765	70,010,153

Secured long-term debt, net	113,170,604	117,615,634
Obligations under capital lease	24,552,298	25,015,659

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 44,096,911 shares issued and outstanding at March 31, 2018; 43,794,526 shares issued and outstanding at December 31, 2017	4,410	4,379
Additional paid-in capital	155,556,362	154,943,728
Accumulated deficit	(7,694,827)	(9,596,785)
Total Pangaea Logistics Solutions Ltd. equity	147,865,945	145,351,322
Non-controlling interests	66,514,537	65,304,320
Total stockholders' equity	214,380,482	210,655,642
Total liabilities and stockholders' equity	$411,799,149	$423,297,088

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues:
Voyage revenue	$70,319,194	$77,688,449
Charter revenue	8,654,099	6,766,672
	78,973,293	84,455,121
Expenses:
Voyage expense	30,168,028	41,271,919
Charter hire expense	22,695,935	23,201,155
Vessel operating expense	9,849,165	8,591,243
General and administrative	4,128,298	3,514,764
Depreciation and amortization	4,338,188	3,941,795
Loss on sale and leaseback of vessels	—	4,289,998
Total expenses	71,179,614	84,810,874

Income (loss) from operations	7,793,679	(355,753)

Other (expense) income:
Interest expense, net	(2,060,736)	(1,630,988)
Interest expense on related party debt	(63,459)	(77,979)
Unrealized (loss) gain on derivative instruments, net	(562,605)	1,966,387
Other income	428,332	94,650
Total other (expense) income, net	(2,258,468)	352,070

Net income (loss)	5,535,211	(3,683)
(Income) loss attributable to non-controlling interests	(1,210,217)	1,350,525
Net income attributable to Pangaea Logistics Solutions Ltd.	$4,324,994	$1,346,842

Earnings per common share:
Basic	$0.10	$0.04
Diluted	$0.10	$0.04

Weighted average shares used to compute earnings
per common share
Basic	42,019,779	35,280,806
Diluted	42,655,038	35,805,205

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income (loss)	$5,535,211	$(3,683)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	4,338,188	3,941,795
Amortization of deferred financing costs	166,221	174,342
Amortization of prepaid rent	30,484	30,485
Unrealized loss (gain) on derivative instruments	562,605	(1,966,387)
Gain from equity method investee	(90,000)	(80,681)
Provision for doubtful accounts	—	147,745
Loss on sale of vessel	—	4,289,998
Drydocking costs	(1,497,979)	(63,808)
Recognized cost for restricted stock issued as compensation	612,665	446,978
Change in operating assets and liabilities:
Accounts receivable	(593,487)	(2,324,202)
Bunker inventory	1,063,365	(2,166,797)
Advance hire, prepaid expenses and other current assets	4,026,194	(69,870)
Accounts payable, accrued expenses and other current liabilities	(7,400,141)	(838,732)
Deferred revenue	(3,962,909)	913,854
Net cash provided by operating activities	2,790,417	2,431,037

Investing activities
Purchase of vessels and vessel improvements	(298,418)	(37,902,753)
Purchase of building and equipment	(110,417)	(7,245)
Proceeds from sale of equipment	31,594	—
Purchase of non-controlling interest in consolidated subsidiary	—	(799,289)
Net cash used in investing activities	(377,241)	(38,709,287)

Financing activities
Payments of related party debt	(2,541,140)	—
Proceeds from long-term debt	—	19,500,000
Payments of financing and issuance costs	(91,329)	(763,381)
Payments of long-term debt	(4,765,747)	(4,059,488)
Proceeds from sale and leaseback of vessel	—	21,000,000
Payments of capital lease obligations	(436,506)	—
Dividends paid to non-controlling interests	(904,803)	—
Net cash (used in) provided by financing activities	(8,739,525)	35,677,131

Net decrease in cash, cash equivalents and restricted cash	(6,326,349)	(601,119)
Cash, cash equivalents and restricted cash at beginning of period	38,531,812	28,422,949
Cash, cash equivalents and restricted cash at end of period	$32,205,463	$27,821,830

Supplemental cash flow information and disclosure of noncash items
Cash paid for interest	$1,758,934	$1,420,287

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

The Company owns two Panamax, two Ultramax Ice Class 1C, six Supramax, and two Handymax Ice Class 1A drybulk vessels. The Company also owns one-third of Nordic Bulk Holding Company Ltd. (“NBHC”), a consolidated joint venture with a fleet of six Panamax Ice Class 1A drybulk vessels.

On January 27, 2017, the Company acquired its consolidated joint venture partner's interest in Nordic Bulk Ventures Holding Company Ltd. (“BVH”). BVH owns m/v Bulk Destiny and m/v Bulk Endurance through wholly-owned subsidiaries. BVH is wholly-owned by the Company after the acquisition.

Note 2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated balance sheet as of March 31, 2018, the consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2018 and December 31, 2017, and its results of operations and cash flows for the three months ended March 31, 2018 and 2017. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three month periods are unaudited. Certain information and disclosures included in the annual consolidated financial statements have been omitted for the interim periods pursuant to the rules and regulations of the SEC. The results for the three months ended March 31, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or for any other interim period or future years.

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

Advance hire, prepaid expenses and other current assets were comprised of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Advance hire	$4,578,681	$3,628,417
Prepaid expenses	304,402	460,445
Accrued receivables	4,397,325	6,153,212
Other current assets	517,376	1,790,198
	$9,797,784	$12,032,272

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Accounts payable	$14,776,185	$15,686,235
Accrued voyage expenses	5,322,131	11,923,445
Accrued interest	571,549	611,406
Other accrued liabilities	1,123,488	960,190
	$21,793,353	$29,181,276

Significant Accounting Policies Update

Our significant accounting policies are included in Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2017.  On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As the Company’s performance obligations are transportation services which are received and consumed by its customers as it performs such services, revenues are recognized over time using the input method, proportionate to the days elapsed since the service commencement compared to the total days anticipated to complete the service. The Company believes that this method provides a faithful depiction of the satisfaction of its performance obligation. After analyzing its contracts with customers for each significant revenue stream, the Company determined that revenue from vessels operating on time charter will not change significantly from previous practice, which is to recognize revenue ratably over the periods of such charters. Payment on time charters is made in advance.Under the new standard, voyage revenue is recognized over the period between load port and discharge port. In addition, certain costs to fulfill contracts for voyages for which loading has not commenced are recognized as assets and amortized pro rata over the period between load and discharge. The payment terms on voyage charters is within five days of cargo loading. Costs to obtain a contract are expensed as incurred, as provided by a practical expedient, since all such costs are expected to be amortized over less than one year. The Company adopted ASC 606 using the modified retrospective transition method applied to voyage contracts that were not substantially complete at the end of 2017.  The Company recorded a $2.4 million adjustment to decrease retained earnings at the beginning of 2018, which reflects the cumulative impact of adopting this standard. Comparative financial statements have not been restated and are reported under the accounting standards in effect for those periods.

A reconciliation as of and for the three months ended March 31, 2018 under ASC 606 to the prior accounting standards, for each of the financial statement line items impacted, is provided below:

Consolidated Balance Sheets	As Reported	Effect of ASC 606 Adoption	Under Prior Accounting
Advance hire, prepaid expenses and other current assets	9,797,784	1,359,317	8,438,467
Total current assets	73,979,506	1,359,317	72,620,189
Total assets	411,799,149	1,359,317	410,439,832
Deferred revenue	6,581,760	2,124,830	4,456,930
Total current liabilities	59,695,765	2,124,830	57,570,935
Accumulated deficit	(7,694,827)	(765,513)	(6,929,314)
Total liabilities and stockholders' equity	411,799,149	1,359,317	410,439,832

Consolidated Statements of Operations	As Reported	Effect of ASC 606 Adoption	Under Prior Accounting
Voyage revenue	70,319,194	2,603,925	67,715,269
Total revenues	78,973,293	2,603,925	76,369,368
Voyage expense	30,168,028	256,325	29,911,703
Charter hire expense	22,695,935	690,078	22,005,857
Total Expenses	71,179,614	946,403	70,233,211
Income from Operations	7,793,679	1,657,522	6,136,157
Net Income	5,535,211	1,657,522	3,877,689
Net income attributable to Pangaea Logistics Solutions Ltd.	4,324,994	1,657,522	2,667,472
Earnings per common share, basic	0.10	0.04	0.06
Earnings per common share, diluted	0.10	0.04	0.06

Consolidated Statements of Cash Flows	As Reported	Effect of ASC 606 Adoption	Under Prior Accounting
Net Income	5,535,211	1,657,522	3,877,689
Change in operating assets and liabilities:
Advance hire, prepaid expenses and other current assets	4,026,194	946,403	3,079,791
Deferred Revenue	(3,962,909)	(2,603,925)	(1,358,984)

Assets and liabilities related to our voyage contracts with customers are reported on a contract-by-contract basis at the end of each reporting period.  Accounts receivable represent amounts billed and currently due from customers which are reported at their net estimated realizable value. The Company maintains reserves against its accounts receivable for potential credit losses. Credit losses recognized on accounts receivable were immaterial for the three-month periods ended March 31, 2018 and 2017, respectively. Other contract assets include unbilled revenue which arises when revenue is recognized in advance of billing for certain voyage contracts. Contract liabilities consist of deferred revenue which arises when amounts are billed to or collected from customers in advance of revenue recognition.

At March 31, 2018, unbilled revenue and deferred revenue totaled $1.4 million and $2.1 million, respectively.  Upon adoption of ASC 606 on January 1, 2018, unbilled revenue and deferred revenue totaled $2.3 million and $4.7 million, respectively.  All voyages that were not substantially complete on January 1, 2018 were completed during the three months ended March 31, 2018, therefore, all related voyage contract liabilities were recognized as revenue in the quarter.

On January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (ASC 230). The amendments in this update provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing the diversity in practice. Specifically, this update addresses how to classify and present changes in restricted cash or restricted cash equivalents that occur when there are transfers between cash, cash equivalents, and restricted cash or restricted cash equivalents and when there are direct cash receipts into restricted cash or restricted cash equivalents or direct cash payments made from restricted cash or restricted cash equivalents. The new standard became effective for the Company on January 1, 2018. The amendments in this update were applied using a retrospective transition method to each period presented.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$28,205,463	$34,531,812
Restricted cash	4,000,000	4,000,000
Total cash, cash equivalents and restricted cash	$32,205,463	$38,531,812

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. Restricted cash at March 31, 2018 and December 31, 2017 consists of $1.5 million held by the facility agent as required by the The Senior Secured Post-Delivery Term Loan Facility and $2.5 million held by the facility agent as required by the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. – Dated September 28, 2015 - Amended and Restated Loan Agreement.

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

Note 3. Fixed Assets

At March 31, 2018, the Company owned eighteen dry bulk vessels including two financed under capital leases and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	March 31,	December 31,
	2018	2017
Owned vessels	(unaudited)
m/v BULK PANGAEA	$16,034,826	$16,398,650
m/v BULK PATRIOT	10,790,200	11,111,437
m/v BULK JULIANA	11,205,266	11,411,052
m/v NORDIC ODYSSEY	25,296,932	25,634,743
m/v NORDIC ORION	26,124,812	26,467,928
m/v BULK TRIDENT	14,003,332	14,195,098
m/v BULK NEWPORT	14,720,293	13,139,242
m/v NORDIC BARENTS	4,731,668	4,846,522
m/v NORDIC BOTHNIA	4,678,480	4,787,388
m/v NORDIC OSHIMA	29,816,112	30,122,172
m/v NORDIC ODIN	30,241,726	30,548,435
m/v NORDIC OLYMPIC	30,066,346	30,371,285
m/v NORDIC OASIS	31,301,751	31,608,785
m/v BULK ENDURANCE	26,778,315	27,030,918
m/v BULK FREEDOM	8,742,824	8,834,746
m/v BULK PRIDE	13,871,047	14,007,731
MISS NORA G PEARL	2,639,360	2,695,145
	301,043,290	303,211,277
Other fixed assets, net	3,071,523	3,081,378
Total fixed assets, net	$304,114,813	$306,292,655

Vessels under capital lease
m/v BULK DESTINY	$22,942,313	$23,153,850
m/v BULK BEOTHUK	6,762,517	6,840,362
	$29,704,830	$29,994,212

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

During the three months ended March 31, 2018, the Company did not identify any potential triggering events and therefore, in accordance with authoritative guidance, did not perform tests of recoverability.

During the three months ended March 31, 2017, the Company identified a potential impairment indicator based on the estimated market value of its vessels. As a result, the Company evaluated each asset group for impairment by estimating the total undiscounted cash flows expected to result from the use of the asset group and its eventual disposal. The estimated undiscounted future cash flows were higher than the carrying amount of the vessels in the Company's fleet and as such, no loss on impairment was recognized.

Note 4. Debt

Long-term debt consists of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Bulk Trident Secured Note (1)	$3,017,500	$3,452,500
Bulk Juliana Secured Note (1)	1,014,064	1,521,095
Bulk Phoenix Secured Note (1)	4,030,947	4,473,805
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	67,950,000	69,825,000
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	5,467,370	5,793,460
Bulk Nordic Oasis Ltd. Loan Agreement (2)	18,125,000	18,500,000
Bulk Nordic Six Ltd. Loan Agreement	28,196,666	28,803,333
Bulk Freedom Loan Agreement	4,975,000	5,150,000
109 Long Wharf Commercial Term Loan	895,067	922,466
Phoenix Bulk Carriers (US) LLC Automobile Loan	—	23,090
Total	133,671,614	138,464,749
Less: unamortized bank fees	(1,794,888)	(1,869,780)
	131,876,726	136,594,969
Less: current portion	(18,706,122)	(18,979,335)
Secured long-term debt, net	$113,170,604	$117,615,634

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

Bulk Trident Secured Note

Initial amount of $10,200,000, entered into in April 2012, for the acquisition of the m/v Bulk Trident. The Fourth Amendment extends the final maturity date and modifies the repayment schedule. The first and second quarterly installments following the amendment were increased to $650,000 and the third and fourth installments were increased to $435,000. These are followed by two installments of $327,500 and three of $300,000. A balloon payment of $1,462,500 is payable on July 19, 2019. The interest rate was fixed at 4.29% through April 19, 2017 and is floating at LIBOR plus 3.50% (5.81% at March 31, 2018), since April 19, 2017.

On April 19, 2018, the Company entered into a sale-leaseback financing arrangement whereby the m/v Bulk Trident will be sold and simultaneously leased back under a bareboat charter for a period of eight years. Proceeds from the sale will be used to repay the Bulk Trident Secured Note (see Note 8. - Subsequent Events)

Bulk Juliana Secured Note

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

The agreement contains financial covenants that require the Company to maintain a minimum net worth and minimum liquidity, on a consolidated basis. The facility also contains a consolidated leverage ratio and a consolidated debt service coverage ratio. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of March 31, 2018 and December 31, 2017, the Company was in compliance with these covenants.

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

Interest on 50% of the advances to Odyssey and Orion was fixed at 4.24% in March 2017. Interest on the remaining advances to Odyssey and Orion is floating at LIBOR plus 2.40% (4.71% at March 31, 2018). Interest on 50% of the advances to Odin and Olympic was fixed at 3.95% in January 2017. Interest on the remaining advances to Odin and Olympic was floating at LIBOR plus 2.0% and was fixed at 4.07% on April 27, 2017. Interest on 50% of the advance to Oshima was fixed at 4.16% in January 2017. Interest on the remaining advance to Oshima is floating at LIBOR plus 2.25% (4.56% at March 31, 2018).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At March 31, 2018 and December 31, 2017, the Company was in compliance with this covenant.

The Bulk Nordic Oasis Ltd. - Loan Agreement - Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment in March 2022. Interest on this advance is fixed at 4.30%.

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of March 31, 2018 and December 31, 2017, the Company was in compliance with this covenant.

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

The facility bears interest at LIBOR plus 2.50% (4.81% at March 31, 2018). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $1,755,415 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel and a minimum value clause ("MVC"). The Company was in compliance with this covenant at March 31, 2018 and December 31, 2017.

The Amended Senior Facility - Dated December 21, 2017 (previously identified as Bulk Nordic Six Ltd. - Loan Agreement - Dated December 21, 2016)

The agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017, in two tranches. The agreement requires repayment of Tranche A, totaling $16,000,000, in three equal quarterly installments of $100,000 beginning on April 7, 2017 and, thereafter, 17 equal quarterly installments of $266,667 and a balloon payment of $11,667,667 due with the final installment in March 2022. Interest on this advance was fixed at 4.74% on March 27, 2017. The agreement also advanced $3,500,000 under Tranche B, which is payable in 18 equal quarterly installments of $65,000 beginning on October 7, 2017, and a balloon payment of $2,330,000 due with the final installment in March 2022. Interest on this advance is floating at LIBOR plus 6.00% (8.31% at March 31, 2018).

The amended agreement advanced $10,000,000 in respect of the m/v Bulk Pride on December 21, 2017, in two tranches. The agreement requires repayment of Tranche C, totaling $8,500,000, in 16 equal quarterly installments of $275,000 beginning in March 2018 and a balloon payment of $4,100,000 due with the final installment in December 2021. Interest on this advance is floating at LIBOR plus 2.75% (5.06% at March 31, 2018). The agreement also advanced $1,500,000 under Tranche D, which is payable in 4 equal quarterly installments of $375,000 beginning on August 21, 2018. Interest on this advance is floating at LIBOR plus 6.00% (8.31% at March 31, 2018).

The loan is secured by a first preferred mortgage on the m/v Bulk Endurance, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At March 31, 2018 and December 31, 2017, the Company was in compliance with these covenants.

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due with the final installment. Interest is floating at LIBOR plus 3.75% (6.06% at March 31, 2018).

The loan is secured by a first preferred mortgage on the m/v Bulk Freedom, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At March 31, 2018 and December 31, 2017, the Company was in compliance with these covenants.

109 Long Wharf Commercial Term Loan

Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.0% (4.31% at March 31, 2018). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At March 31, 2018 and December 31, 2017, the Company was in compliance with these covenants.

Phoenix Bulk Carriers (US) LLC Automobile Loan

The Company purchased a commercial vehicle for use at the site of its port project on the United States' East Coast. The total loan amount of $29,435 is payable in 60 equal monthly installments of $539. Interest is fixed at 3.74%. The vehicle was sold in January 2018 and the loan was repaid.

The future minimum annual payments (excluding unamortized bank fees) under the debt agreements are as follows:

Years ending
March 31,
(unaudited)
2019	$18,706,122
2020	20,721,295
2021	21,240,674
2022	70,096,857
2023	2,559,600
Thereafter	347,066
$133,671,614

Note 5. Derivative Instruments and Fair Value Measurements

Forward freight agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. Between November 2016 and March 31, 2018, the Company entered into FFAs that were not designated for hedge accounting. The aggregate fair value of these FFAs at March 31, 2018 were liabilities of approximately $49,000, which are included in other current liabilities on the consolidated balance sheets. The aggregate fair value of FFAs at December 31, 2017 were assets of approximately $266,000, which are included in other current assets on the consolidated balance sheets. The change in the aggregate fair value of the FFAs during the three months ended March 31, 2018 and 2017 are a loss of approximately $314,000 and a gain of approximately $2,728,000, respectively, which are included in unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of operations.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During 2017 and 2016, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at March 31, 2018 and December 31, 2017 are assets of approximately $129,000 and $377,000, respectively, which are included in other current assets on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the three months ended March 31, 2018 and 2017 are losses of approximately $248,000 and $758,000, respectively, which are included in unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of operations.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

	Balance at
	March 31, 2018	Level 1	Level 2	Level 3
	(unaudited)
Margin accounts	$579,299	$579,299	$—	$—
Fuel swaps	$129,037	$—	$129,037	$—
Freight forward agreements	$(48,600)	$—	$(48,600)	$—

	Balance at December 31, 2017	Level 1	Level 2	Level 3
Margin accounts	$912,981	$912,981	$—	$—
Fuel swaps	$377,273	$—	$377,273	$—
Freight forward agreements	$265,768	$—	$265,768	$—

The estimated fair values of the Company’s forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist based on published indexes. Such quotes represent the estimated amounts the Company would receive or pay to terminate the contracts.

Note 6. Related Party Transactions

	December 31, 2017	Activity	March 31, 2018
			(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables)	$1,421,920	(203,479)	$1,218,441

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$4,325,000	—	$4,325,000
Interest payable in-kind - 2011 Founders Note (i)	684,597	(541,140)	143,457
Promissory Note to Bulk Invest, Ltd.	2,000,000	(2,000,000)	—
Total current related party debt	$7,009,597	$(2,541,140)	$4,468,457
 (i)    Paid in cash

 In November 2014, the Company entered into a $5,000,000 Promissory Note (the “Note”) with Bulk Invest, Ltd., a company controlled by the Founders. The outstanding balance on the Note was repaid on February 6, 2018.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The balance of the 2011 Founders Note was $4,325,000 at March 31, 2018 and December 31, 2017.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels and the two vessels operating under bareboat charters. During the three-month periods ended March 31, 2018 and 2017, the Company incurred technical management fees of approximately $756,000 and $642,000, respectively, under this arrangement. These fees are included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at March 31, 2018 and December 31, 2017 were approximately $1,218,000 and $1,422,000, respectively.

Dividends payable consist of the following, all of which are payable to related parties:

	2013 common stock dividend	2013 Odyssey and Orion dividend (1)	Total
Balance at December 31, 2017	6,333,598	904,803	7,238,401
Payments	—	(904,803)	(904,803)
Balance at March 31, 2018	$6,333,598	$—	$6,333,598
(1) Paid on February 13, 2018

Note 7. Commitments and Contingencies

Vessel Sales and Leasebacks Accounted for as Capital Leases

The Company's fleet includes two vessels financed under sale and leaseback financing arrangements accounted for as capital leases. The selling price of the m/v Bulk Destiny to the new owner (lessor) was $21.0 million and the fair value of the vessel at the inception of the lease was $24.0 million. The difference between the selling price and the fair value of the vessel was recorded as prepaid rent and is being amortized over the 25 year estimated useful life of the vessel. Prepaid rent is included in vessel under capital lease on the consolidated balance sheet at March 31, 2018. Minimum lease payments fluctuate based on three-month LIBOR and are payable quarterly over the seven year lease term, with a purchase obligation of $11,200,000 due with the final lease payment in January 2024. Interest is floating at LIBOR plus 2.75% (5.06% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

The selling price of the m/v Bulk Beothuk was $7,000,000 and the fair value was estimated to be the same. The lease is payable at $3,500 per day every fifteen days over the five year lease term, and a balloon payment of $4,000,000 is due with the final lease payment in June 2022. Interest is fixed at 11.83%. The Company will own this vessel at the end of the lease term.

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

The Company leases office space for its Copenhagen operations. The lease can be terminated with six months prior notice after June 30, 2018.

Future minimum lease payments under capital leases and operating leases with initial or remaining terms in excess of one year at March 31, 2018 were:

	Capital Lease	Operating Leases
2019	$3,278,295	$530,649
2020	3,278,295	365,446
2021	3,278,295	365,446
2022	3,330,795	103,126
2023	6,175,795	—
Thereafter	13,218,293	—
Total minimum lease payments	$32,559,768	$1,364,667
Less amount representing interest	6,194,995
Present value of minimum lease payments	26,364,773
Less current portion	1,812,475
Long-term portion	$24,552,298

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

Note 8. Subsequent Events

On April 12, 2018, the Company, through a wholly-owned subsidiary, signed a Memorandum of Agreement to purchase a Panamax bulk carrier built in 2006 for approximately $14.3 million. The vessel is expected to be delivered in the second quarter of 2018.

On April 19, 2018, the Company entered into a sale-leaseback financing arrangement whereby the m/v Bulk Trident will be sold for $15.0 million and simultaneously leased back under a bareboat charter for a period of eight years. The agreement requires a $2.0 million bareboat charter hire down payment to be deducted from the selling price at the time of delivery to the buyer. The lease is payable monthly at a rate of $4,845 per day over the eight year lease term. Interest is floating at LIBOR plus 1.7% (approximately 4.8% including the margin, at inception of the lease).

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

Selected Financial Information

(in thousands, except shipping days data) (figures may not foot due to rounding)	For the three months ended March 31,
	2018	2017
Selected Data from the Consolidated Statements of Operations
Voyage revenue	$70,319	$77,688
Charter revenue	$8,654	$6,767
Total revenue	78,973	84,455
Voyage expense	30,168	41,272
Charter expense	22,696	23,201
Vessel operating expenses	9,849	8,591
Total cost of transportation and service revenue	62,713	73,064
Net revenue (1)	16,260	11,391
Other operating expenses	8,466	7,457
Loss on sale and leaseback of vessels	—	4,290
Income from operations	7,794	(356)
Total other expense, net	(2,258)	352
Net income	5,536	(4)
Income attributable to noncontrolling interests	(1,210)	1,351
Net income attributable to Pangaea Logistics Solutions Ltd.	$4,326	$1,347

	March 31, 2018	December 31, 2017
Selected Data from the Consolidated Balance Sheets
Cash	$28,205	$34,532
Total assets	$411,799	$423,297
Total secured debt, including obligations under capital leases	$158,241	$163,396
Total liabilities and stockholders' equity	$411,799	$423,297

	For the three months ended March 31,
	2018	2017
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$2,790	$2,431
Net cash used in investing activities	$(377)	$(38,709)
Net cash (used in) provided by financing activities	$(8,740)	$35,677
Adjusted EBITDA (2)	$12,132	$7,876

Shipping Days (3)
Voyage days	2,945	3,668
Time charter days	579	674
Total shipping days	3,524	4,342

TCE Rates ($/day) (4)	$13,849	$9,945

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

The reconciliation of income from operations to net revenue and adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2018	2017
Net Revenue
Income from operations	$7,794	$(356)
General and administrative	$4,128	$3,515
Depreciation and amortization	4,338	3,942
Loss on sale and leaseback of vessels	—	4,290
Net Revenue	$16,260	$11,391

Adjusted EBITDA (in millions)
Income from operations	$7,794	$(356)
Depreciation and amortization	$4,338	$3,942
Loss on sale and leaseback of vessel	$—	$4,290
Adjusted EBITDA	$12,132	$7,876

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

Industry Overview

The seaborne drybulk transportation industry is cyclical and can be volatile. The industry has seen steady improvement over the last year, with rates and demand for dry bulk tonnage up significantly since the historic low in February of 2016 and average published market rates have improved more than 86% since that time. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 1,146 for the first quarter of 2018, up from an average of 996 for the comparable quarter of 2017. The Company's TCE rates have climbed consistently since the first quarter of 2017 and have exceeded average published market rates by 10% to 25% over this period.

1st Quarter 2018 Highlights

•	Income from operations of $7.8 million for the three months ended March 31, 2018, as opposed to a loss from operations of $0.4 million for the same period of 2017.

•	Net income attributable to Pangaea Logistics Solutions Ltd. of $4.3 million as compared to $1.3 million for the three months ended March 31, 2017.

•
Pangaea's TCE rates increased 39% to $13,849 from $9,945 in the first quarter of 2017 while the market average for the first quarter was approximately $11,100, giving the Company an overall average premium over market rates of approximately $2,800 or 25%. The market rate increase is due to the consistent improvement in the drybulk market over the last year.

•
The Company completed two long-term COAs during 2017 and as a result, total shipping days decreased in the first quarter as compared to the first quarter of 2017. This decrease was matched with a corresponding decrease in voyage revenue, however, net revenue increased to $16.3 million for the three months ended March 31, 2018, due to the relative strength of the market as reflected in higher freight rates. Net revenue was $11.4 million for the three months ended March 31, 2017.

•	At the end of the quarter, Pangaea had $28.2 million in unrestricted cash and cash equivalents.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the three months ended March 31, 2018 was $79.0 million, compared to $84.5 million for the same period in 2017, a 6% decrease. The total number of shipping days decreased 19% to 3,524 in the three months ended March 31, 2018, compared to 4,342 for the same period in 2017. The average TCE rate was $13,849 per day for the three months ended March 31, 2018, compared to $9,945 per day for same period in 2017. The revenue decrease is predominantly due to the decrease in total shipping days, even as rates improved dramatically.

Components of revenue are as follows:

Voyage revenues decreased by 9% for the three months ended March 31, 2018 to $70.3 million compared to $77.7 million for the same period in 2017. The decrease in voyage revenues was predominantly driven by the 20% decrease in the number of voyage days, which were 2,945 in the first quarter of 2018 as compared to 3,668 in the first quarter of 2017. The decrease in voyage days was due in large part to COAs that began in the three months ended March 31, 2017 and were completed prior to the first quarter of 2018. However, market improvement from the three months ended March 31, 2017 to the three months ended March 31, 2018 translated into better net results for the current period, as highlighted above. Voyage revenues were also impacted by the adoption of ASC 606 which resulted in a net increase of approximately $2.6 million or $739 per day of TCE revenue for the three months ended March 31, 2018.

Charter revenues increased to $8.7 million from $6.8 million, or 28%, for the three months ended March 31, 2018 compared to the same period in 2017. The increase in charter revenues was due to improvement in drybulk market rates. Time charter days were down 14% to 579 in the first quarter of 2018 from 674 in the first quarter of 2017.

Voyage Expenses

Voyage expenses for the three months ended March 31, 2018 were $30.2 million, compared to $41.3 million for the same period in 2017, a decrease of approximately 27%. The decrease in voyage expense was due to the 20% decrease in voyage days, as discussed above. In addition, the Company incurred relet expenses of $3.4 million in the first quarter of 2017, but incurred only minimal relet expense in the same period of 2018. The Company will opportunistically relet a cargo depending on market conditions and as a risk management tool. Voyage expenses were also impacted by the adoption of ASC 606 which resulted in a net increase in voyage expenses of approximately $0.9 million.

Charter Hire Expenses

Charter hire expenses for the three months ended March 31, 2018 were $22.7 million, compared to $23.2 million for the same period in 2017. The number of chartered-in days decreased 33% from 2,916 days in the three months ended March 31, 2017 to 1,959 days for the three months ended March 31, 2018. However, the improving dry bulk market pushed average charter-hire rates paid by the Company up 46% for the three months ended March 31, 2018 as compared to the same period of 2017. Charter hire expense as a percentage of total revenue remained fairly consistent at 27% in the three months ended March 31, 2017 compared to 29% in the three months ended March 31, 2018. The Company continues to operate under its successful strategy of chartering-in primarily for committed contracts. Increasing charter hire rates in the first quarter kept the Company from taking longer positions, thereby avoiding potential losses as these increases in hire rates outpaced improvements in freight rates.

Vessel Operating Expenses

Vessel operating expenses for the three months ended March 31, 2018 were $9.8 million, compared to $8.6 million in the comparable period in 2017, an increase of approximately 15%. The increase in vessel operating expenses is due to the 12% increase in owned and bareboat charter days, which were 1,800 in the three months ended March 31, 2018 as compared to 1,608 in the three months ended March 31, 2017. This increase is due to the addition of two vessels acquired on June 14, 2017 and December 21, 2017. Vessel operating expenses per day were $5,472 for the three months ended March 31, 2018 and $5,343 for the three months ended March 31, 2017.

General and Administrative Expenses

General and administrative expenses increased from $3.5 million in the three months ended March 31, 2017 to $4.1 million in the three months ended March 31, 2018. This is due to an increase in accrued bonus compensation and director fees.

Depreciation and amortization

The increase in depreciation and amortization is due to the increase in the number of vessels owned and operated under bareboat charters. Ownership days increased 12% due to acquisitions in June and December of 2017, as noted above.

Loss on sale and leaseback of vessels

The Company incurred a $4.3 million loss on the sale and subsequent leaseback of the m/v Bulk Destiny in three months ended March 31, 2017 but did not incur any such losses for the corresponding period of 2018.

Income from Operations

The Company had income from operations of $7.8 million for the three months ended March 31, 2018 as compared to $0.4 million for the three months ended March 31, 2017. This is primarily due to the loss on sale and leaseback in January 2017, discussed above, and to improvement in the dry bulk market rates over the same period of 2017.

Interest Expense

The increase in interest expense is predominantly due to financing of the m/v Bulk Freedom in June 2017 and the m/v Bulk Pride in December 2017.

Unrealized (loss) gain on derivative instruments

The Company incurred losses on FFAs of approximately $314,000 and losses on bunker swaps of approximately $248,000 in the three months ended March 31, 2018 as compared to gains on FFAs of approximately $2,728,000 and losses on bunker swaps of approximately $758,000 in the three months ended March 31, 2017. These result from changes in the fair value of the derivatives at the respective balance sheet dates.

Significant accounting estimates

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

Long-lived Assets Impairment Considerations

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

During the three months ended March 31, 2018, the Company did not identify any potential triggering events and therefore, in accordance with authoritative guidance, did not perform tests of recoverability.

During the three months ended March 31, 2017, the Company identified a potential impairment indicator based on the estimated market value of its vessels. As a result, the Company evaluated each asset group for impairment by estimating the total undiscounted cash flows expected to result from the use of the asset group and its eventual disposal. The estimated undiscounted future cash flows were higher than the carrying amount of the vessels in the Company's fleet and as such, no loss on impairment was recognized.

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

At March 31, 2018 and December 31, 2017, the Company had working capital of $14.3 million and $13.0 million, respectively.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $2.8 million and $2.4 million in the three months ended March 31, 2018 and 2017, respectively; $29.2 million in 2017 and $19.2 million in 2016; and its ability to procure long-term fixed contract employment (COAs) with new and longstanding customers. In addition, the Company has demonstrated its unique ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments. For more information on the results of operations, see ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

Capital Expenditures

The Company’s capital expenditures relate to the purchase and lease of interests in vessels, and capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned and leased fleet includes two Panamax drybulk carriers, six Supramax drybulk carriers, two Ultramax Ice-Class 1C, two Handymax drybulk carriers (both of which are Ice-Class 1A) and one barge. The Company also has a one-third interest in a consolidated joint venture which owns six Panamax Ice-Class 1A drybulk carriers.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $1.5 million and $64,000 and expensed drydocking costs of approximately $34,000 and $58,000 in the three months ended March 31, 2018 and 2017, respectively.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at March 31, 2018 or December 31, 2017.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The international shipping industry is capital intensive, requiring significant amounts of investment provided in the form of long-term debt. Certain of the Company’s outstanding debt contain floating interest rates that fluctuate with changes in the financial markets and in particular changes in LIBOR. Increasing interest rates could increase the Company’s interest expense and adversely impact its future earnings. The Company’s net effective exposure to floating interest rate fluctuations on its outstanding debt was $64.3 million and $66.5 million, respectively, at March 31, 2018 and December 31, 2017.

The Company’s interest expense is affected by changes in the general level of interest rates, particularly LIBOR. As an indication of the extent of the Company’s sensitivity to interest rate changes, an increase in LIBOR of 1% would have decreased the Company’s net income and cash flows during each of the three month periods ended March 31, 2018 and 2017 by approximately $0.1 million, based on the debt levels at the beginning of each period. The Company expects its sensitivity to interest rate changes to increase in the future if the Company enters into additional floating rate debt agreements in connection with its acquisition of additional vessels.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of FFAs at March 31, 2018 was a liability of $49,000. The aggregate fair value of FFAs at December 31, 2017 was an asset of $266,000.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During the three months ended March 31, 2018 and the year ended December 31, 2017, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at March 31, 2018 and December 31, 2017 were assets of $129,000 and $377,000, respectively.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the three months ended March 31, 2018.

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

Item 1A – Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 21, 2018.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2018.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni DelSignore
Gianni DelSignore
Chief Financial Officer
(Principal Financial and Accounting Officer)