Form 10-Q
period 2018-06-30
Pangaea Logistics Solutions Ltd.
filed 2018-08-07
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Common Stock, par value $0.01 per share, 44,063,986 shares outstanding as of August 7, 2018.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$48,919,920	$34,531,812
Accounts receivable (net of allowance of $1,705,439 at June 30, 2018 and $2,135,877 December 31, 2017)	18,382,716	21,089,425
Bunker inventory	17,390,678	15,356,712
Advance hire, prepaid expenses and other current assets	15,162,115	12,032,272
Total current assets	99,855,429	83,010,221

Restricted cash	3,500,000	4,000,000
Fixed assets, net	288,646,672	306,292,655
Vessels under capital lease	42,376,967	29,994,212
Total assets	$434,379,068	$423,297,088

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$29,967,379	$29,181,276
Related party debt	4,522,371	7,009,597
Deferred revenue	9,028,015	5,815,924
Current portion of secured long-term debt	17,319,091	18,979,335
Current portion of capital lease obligations	3,464,880	1,785,620
Dividend payable	6,333,598	7,238,401
Total current liabilities	70,635,334	70,010,153

Secured long-term debt, net	107,094,208	117,615,634
Obligations under capital lease	35,321,460	25,015,659

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 44,063,986 shares issued and outstanding at June 30, 2018; 43,794,526 shares issued and outstanding at December 31, 2017	4,406	4,379
Additional paid-in capital	155,631,206	154,943,728
Accumulated deficit	(1,921,804)	(9,596,785)
Total Pangaea Logistics Solutions Ltd. equity	153,713,808	145,351,322
Non-controlling interests	67,614,258	65,304,320
Total stockholders' equity	221,328,066	210,655,642
Total liabilities and stockholders' equity	$434,379,068	$423,297,088

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Voyage revenue	$81,847,649	$80,231,015	$152,166,843	$157,919,464
Charter revenue	14,975,553	11,192,763	23,629,652	17,959,435
	96,823,202	91,423,778	175,796,495	175,878,899
Expenses:
Voyage expense	38,027,489	38,597,148	68,195,517	79,869,067
Charter hire expense	30,683,892	33,174,063	53,379,827	56,375,218
Vessel operating expense	10,046,709	9,074,357	19,895,874	17,665,599
General and administrative	4,378,671	3,141,276	8,506,969	6,656,040
Depreciation and amortization	4,391,069	3,711,712	8,729,257	7,653,507
Loss on sale and leaseback of vessels	860,426	4,915,044	860,426	9,205,042
Total expenses	88,388,256	92,613,600	159,567,870	177,424,473

Income (loss) from operations	8,434,946	(1,189,822)	16,228,625	(1,545,574)

Other (expense) income:
Interest expense, net	(2,091,989)	(2,244,110)	(4,152,725)	(3,875,098)
Interest expense on related party debt	(53,914)	(78,846)	(117,373)	(156,825)
Unrealized gain (loss) on derivative instruments, net	553,701	(1,476,380)	(8,904)	490,007
Other income	30,000	813,356	458,332	908,006
Total other expense, net	(1,562,202)	(2,985,980)	(3,820,670)	(2,633,910)

Net income (loss)	6,872,744	(4,175,802)	12,407,955	(4,179,484)
(Income) loss attributable to non-controlling interests	(1,099,721)	(561,379)	(2,309,938)	789,146
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$5,773,023	$(4,737,181)	$10,098,017	$(3,390,338)

Earnings per common share:
Basic	$0.14	$(0.13)	$0.24	$(0.10)
Diluted	$0.13	$(0.13)	$0.24	$(0.10)

Weighted average shares used to compute earnings per common share:
Basic	42,252,552	35,539,186	42,259,594	35,411,060
Diluted	42,763,925	35,539,186	42,632,688	35,411,060

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income (loss)	$12,407,955	$(4,179,484)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization expense	8,729,257	7,653,507
Amortization of deferred financing costs	331,061	368,387
Amortization of prepaid rent	60,968	60,969
Unrealized loss (gain) on derivative instruments	8,904	(490,007)
Gain from equity method investee	(90,000)	(194,612)
Provision for doubtful accounts	(148,458)	(10,356)
Loss on sale of vessel	860,426	9,134,908
Drydocking costs	(1,497,979)	(754,120)
Recognized cost for restricted stock issued as compensation	839,396	677,936
Change in operating assets and liabilities:
Accounts receivable	2,855,167	(6,166,383)
Bunker inventory	(2,033,966)	(1,741,848)
Advance hire, prepaid expenses and other current assets	(844,650)	(3,343,536)
Accounts payable, accrued expenses and other current liabilities	844,340	6,853,566
Deferred revenue	(1,516,665)	482,485
Net cash provided by operating activities	20,805,756	8,351,412

Investing activities
Purchase of vessels and vessel improvements	(2,517,355)	(46,846,313)
Purchase of building and equipment	(360,286)	(16,775)
Proceeds from sale of equipment	31,594	—
Purchase of non-controlling interest in consolidated subsidiary	—	(832,572)
Net cash used in investing activities	(2,846,047)	(47,695,660)

Financing activities
Payments of related party debt	(2,487,226)	—
Proceeds from long-term debt	—	25,000,000
Payments of financing and issuance costs	(367,052)	(876,542)
Payments of long-term debt	(12,145,694)	(15,723,929)
Proceeds from sale and leaseback of vessel	13,000,000	28,000,000
Payments of capital lease obligations	(1,014,939)	(344,733)
Dividends paid to non-controlling interests	(904,803)	—
Cash paid for incentive compensation shares relinquished	(101,075)	—
Proceeds from private placement of common stock, net of issuance costs	(50,812)	8,302,985
Net cash (used in) provided by financing activities	(4,071,601)	44,357,781

Net increase in cash, cash equivalents and restricted cash	13,888,108	5,013,533
Cash, cash equivalents and restricted cash at beginning of period	38,531,812	28,422,949
Cash, cash equivalents and restricted cash at end of period	$52,419,920	$33,436,482

Supplemental cash flow information and disclosure of noncash items
Cash paid for interest	$3,809,699	$3,022,756
Conversion of related party debt to noncontrolling interest	$—	$9,278,800

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

The Company owns two Panamax, two Ultramax Ice Class 1C, six Supramax, and two Handymax Ice Class 1A drybulk vessels. The Company also owns one-third of Nordic Bulk Holding Company Ltd. (“NBHC”), a consolidated joint venture with a fleet of six Panamax Ice Class 1A drybulk vessels and has a 50% interest in the owner of a deck barge. The Company made a deposit on and expects to take delivery of a Panamax in the third quarter of 2018.

Note 2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated balance sheets as of June 30, 2018 and 2017, the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 and the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2018 and December 31, 2017, and its results of operations and cash flows for the three and six months ended June 30, 2018 and 2017. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three and six month periods are unaudited. Certain information and disclosures included in the annual consolidated financial statements have been omitted for the interim periods pursuant to the rules and regulations of the SEC. The results for three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results for the year ending December 31, 2018 or for any other interim period or future years.

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

Advance hire, prepaid expenses and other current assets were comprised of the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Advance hire	$8,294,453	$3,628,417
Prepaid expenses	835,423	460,445
Accrued receivables	4,429,108	6,153,212
Other current assets	1,603,131	1,790,198
	$15,162,115	$12,032,272

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Accounts payable	$21,555,260	$15,686,235
Accrued voyage expenses	6,482,350	11,923,445
Accrued interest	560,740	611,406
Other accrued liabilities	1,369,029	960,190
	$29,967,379	$29,181,276

Significant Accounting Policies Update

Our significant accounting policies are included in Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2017.  On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As the Company’s performance obligations are transportation services which are received and consumed by its customers as it performs such services, revenues are recognized over time using the input method, proportionate to the days elapsed since the service commencement compared to the total days anticipated to complete the service. The Company believes that this method provides a faithful depiction of the satisfaction of its performance obligation. After analyzing its contracts with customers for each significant revenue stream, the Company determined that revenue from vessels operating on time charter will not change significantly from previous practice, which is to recognize revenue ratably over the periods of such charters. Payment on time charters is made in advance. Under the new standard, voyage revenue is recognized over the period between load port and discharge port. In addition, certain costs to fulfill contracts for voyages for which loading has not commenced are recognized as assets and amortized pro rata over the period between load and discharge. The payment terms on voyage charters is within five days of cargo loading. Costs to obtain a contract are expensed as incurred, as provided by a practical expedient, since all such costs are expected to be amortized over less than one year. The Company adopted ASC 606 using the modified retrospective transition method applied to voyage contracts that were not substantially complete at the end of 2017.  The Company recorded a $2.4 million adjustment to decrease retained earnings at the beginning of 2018, which reflects the cumulative impact of adopting this standard. Comparative financial statements have not been restated and are reported under the accounting standards in effect for those periods.

A reconciliation as of and for the six months ended June 30, 2018 under ASC 606 to the prior accounting standards, for each of the financial statement line items impacted, is provided below:

	As of June 30, 2018
Consolidated Balance Sheets	As Reported	Effect of ASC 606 Adoption	Under Prior Accounting
Advance hire, prepaid expenses and other current assets	15,162,115	1,668,595	13,493,520
Total current assets	99,855,429	1,668,595	98,186,834
Total assets	434,379,068	1,668,595	432,710,473
Deferred revenue	9,028,015	2,026,544	7,001,471
Total current liabilities	70,635,334	2,026,544	68,608,790
Accumulated deficit	(1,921,804)	(357,949)	(1,563,855)
Total liabilities and stockholders' equity	434,379,068	1,668,595	432,710,473

	For the Six Months Ended June 30, 2018
Consolidated Statements of Cash Flows	As Reported	Effect of ASC 606 Adoption	Under Prior Accounting
Net Income	12,407,955	2,065,086	10,342,869
Change in operating assets and liabilities:
Advance hire, prepaid expenses and other current assets	(844,650)	637,125	(1,481,775)
Deferred Revenue	(1,516,665)	(2,702,211)	1,185,546

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
Consolidated Statements of Operations	As Reported	Effect of ASC 606 Adoption	Under Prior Accounting	As Reported	Effect of ASC 606 Adoption	Under Prior Accounting
Voyage revenue	81,847,649	98,286	81,749,363	152,166,843	2,702,211	149,464,632
Total revenues	96,823,202	98,286	96,724,916	175,796,495	2,702,211	173,094,284
Voyage expense	38,027,489	(170,093)	38,197,582	68,195,517	86,233	68,109,284
Charter hire expense	30,683,892	(139,186)	30,823,078	53,379,827	550,892	52,828,935
Total Expenses	88,388,256	(309,279)	88,697,535	159,567,870	637,125	158,930,745
Income from Operations	8,434,946	407,565	8,027,381	16,228,625	2,065,086	14,163,539
Net Income	6,872,744	407,565	6,465,179	12,407,955	2,065,086	10,342,869
Net income attributable to Pangaea Logistics Solutions Ltd.	5,773,023	407,565	5,365,458	10,098,017	2,065,086	8,032,931
Earnings per common share, basic	0.14	0.01	0.13	0.24	0.05	0.19
Earnings per common share, diluted	0.13	0.01	0.12	0.24	0.05	0.19

Assets and liabilities related to our voyage contracts with customers are reported on a contract-by-contract basis at the end of each reporting period.  Accounts receivable represent amounts billed and currently due from customers which are reported at their net estimated realizable value. The Company maintains reserves against its accounts receivable for potential credit losses. Credit losses recognized on accounts receivable were immaterial for the three and six-month periods ended June 30, 2018 and 2017, respectively. Other contract assets include unbilled revenue which arises when revenue is recognized in advance of billing for certain voyage contracts. Contract liabilities consist of deferred revenue which arises when amounts are billed to or collected from customers in advance of revenue recognition.

ASC 606 requires the recognition of an asset for costs to fulfill contracts that: (1) relate directly to the contract; (2) are expected to generate resources that will be used to satisfy our performance obligation under the contract; and (3) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed to voyage expenses as we satisfy our performance obligations. These costs consist primarily of bunker and charter hire costs incurred prior to loading and are amortized pro rata over the period between load and discharge.  At June 30, 2018 and January 1, 2018 deferred contract fulfillment costs amounted to $1.7 million and $2.3 million, respectively, and are classified within advance hire, prepaid expenses and other current assets on the consolidated balance sheets.  For the three and six months ended June 30, 2018, we recognized expense of $1.4 million and $3.7 million, respectively, associated with the amortization of deferred contract costs.

Under ASC 606, deferred revenue represents the consideration received for undelivered performance obligations. The Company recorded an additional $4.7 million and $2.0 million of deferred revenue on voyages in progress as of January 1, 2018 and June 30, 2018, respectively, due to the adoption of ASC 606.

All voyages that were not substantially complete on March 31, 2018 were completed during the three months ended June 30, 2018, therefore, all related voyage contract liabilities were recognized as revenue in the quarter.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$48,919,920	$34,531,812
Restricted cash	3,500,000	4,000,000
Total cash, cash equivalents and restricted cash	$52,419,920	$38,531,812

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. Restricted cash at June 30, 2018 and December 31, 2017 consists of $1.0 million and $1.5 million, respectively, held by the facility agent as required by the The Senior Secured Post-Delivery Term Loan Facility and $2.5 million held by the facility agent as required by the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. – Dated September 28, 2015 - Amended and Restated Loan Agreement.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued an ASU 2016-02, Accounting Standards Update for Leases. The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company does not typically enter into charters for terms exceeding six months. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial statements as it will apply the practical expedient for leases less than one year in duration, which accounts for substantially all of its leases.

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

Note 3. Fixed Assets

At June 30, 2018, the Company owned eighteen dry bulk vessels including three financed under capital leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	June 30,	December 31,
	2018	2017
Owned vessels	(unaudited)
m/v BULK PANGAEA	$15,670,750	$16,398,650
m/v BULK PATRIOT	10,468,963	11,111,437
m/v BULK JULIANA	10,999,480	11,411,052
m/v NORDIC ODYSSEY	24,959,120	25,634,743
m/v NORDIC ORION	25,781,699	26,467,928
m/v BULK TRIDENT	—	14,195,098
m/v BULK NEWPORT	14,475,047	13,139,242
m/v NORDIC BARENTS	4,611,450	4,846,522
m/v NORDIC BOTHNIA	4,559,934	4,787,388
m/v NORDIC OSHIMA	29,510,052	30,122,172
m/v NORDIC ODIN	29,935,017	30,548,435
m/v NORDIC OLYMPIC	29,761,407	30,371,285
m/v NORDIC OASIS	30,994,718	31,608,785
m/v BULK ENDURANCE	26,525,712	27,030,918
m/v BULK FREEDOM	8,650,902	8,834,746
m/v BULK PRIDE	13,806,726	14,007,731
m/v BULK PODS (1)	2,137,500	—
MISS NORA G PEARL	2,583,577	2,695,145
	285,432,054	303,211,277
Other fixed assets, net	3,214,618	3,081,378
Total fixed assets, net	$288,646,672	$306,292,655

Vessels under capital lease
m/v BULK DESTINY	$22,730,776	$23,153,850
m/v BULK BEOTHUK	6,684,671	6,840,362
m/v BULK TRIDENT	$12,961,520	—
	$42,376,967	$29,994,212

(1) The Company had a deposit on a 2006 built Panamax (renamed m/v Bulk PODS) which was delivered on August 1, 2018.

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

At June 30, 2018 and June 30, 2017, the Company identified potential triggering events that resulted from sale and leaseback financing arrangements transacted in those periods. As a result, the Company evaluated each asset group for impairment by estimating the total undiscounted cash flows expected to result from the use of the asset group and its eventual disposal. The estimated undiscounted future cash flows were higher than the carrying amount of the vessels in the Company's fleet and as such, no loss on impairment was recognized.

The Company did not identify and therefore, did not test for recoverability as of March 31, 2018 or December 31, 2017.

Note 4. Debt

Long-term debt consists of the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Bulk Trident Secured Note	$—	$3,452,500
Bulk Juliana Secured Note (1)	507,033	1,521,095
Bulk Phoenix Secured Note (1)	3,588,089	4,473,805
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	66,075,000	69,825,000
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	5,141,280	5,793,460
Bulk Nordic Oasis Ltd. Loan Agreement (2)	17,750,000	18,500,000
Bulk Nordic Six Ltd. Loan Agreement	27,590,000	28,803,333
Bulk Freedom Loan Agreement	4,800,000	5,150,000
109 Long Wharf Commercial Term Loan	867,666	922,466
Phoenix Bulk Carriers (US) LLC Automobile Loan	—	23,090
Total	126,319,068	138,464,749
Less: unamortized bank fees	(1,905,769)	(1,869,780)
	124,413,299	136,594,969
Less: current portion	(17,319,091)	(18,979,335)
Secured long-term debt, net	$107,094,208	$117,615,634

(1)	The Bulk Juliana Secured Note and the Bulk Phoenix Secured Note are cross-collateralized by the m/v Bulk Juliana and the m/v Bulk Newport and are guaranteed by the Company.

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

The Senior Secured Post-Delivery Term Loan Facility

On April 14, 2017, the Company, through its wholly owned subsidiaries, Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Trident and Bulk Phoenix, entered into the Fourth Amendatory Agreement, (the "Fourth Amendment"), amending and supplementing the Loan Agreement dated April 15, 2013, as amended by a First Amendatory Agreement dated May 16, 2013, the Second Amendatory Agreement dated August 28, 2013 and the Third Amendatory Agreement dated July 14, 2016. The Fourth Amendment advanced the final repayment dates for Bulk Pangaea and Bulk Patriot, which have since been repaid, and extended the final maturity date and modified the repayment schedules, as follows:

Bulk Trident Secured Note

Initial amount of $10,200,000, entered into in April 2012, for the acquisition of the m/v Bulk Trident. The Fourth Amendment extends the final maturity date and modifies the repayment schedule. The first and second quarterly installments following the amendment were increased to $650,000 and the third and fourth installments were increased to $435,000. These are followed by two installments of $327,500 and three of $300,000. A balloon payment of $1,462,500 is payable on July 19, 2019. The interest rate was fixed at 4.29% through April 19, 2017 and is floating at LIBOR plus 3.50% (5.81% at June 30, 2018), since April 19, 2017.

In June, 2018, the Company sold the m/v Bulk Trident and simultaneously leased the vessel back under a bareboat charter for a period of eight years (see Note 7). Approximately $2,700,000 of proceeds from the sale were used to repay the Bulk Trident Secured Note.

Bulk Juliana Secured Note

Initial amount of $8,112,500, entered into in April 2012, for the acquisition of the m/v Bulk Juliana. The Fourth Amendment did not change this tranche, the balance of which was payable in six quarterly installments of $507,031. The final payment was made on July 19, 2018. The interest rate was fixed at 4.38%.

Bulk Phoenix Secured Note

Initial amount of $10,000,000, entered into in May 2013, for the acquisition of m/v Bulk Newport. The Fourth Amendment did not change this tranche, the balance of which is payable in two installments of $700,000 and seven installments of $442,858. A balloon payment of $1,816,659 is payable on July 19, 2019. The interest rate is fixed at 5.09%.

The agreement contains financial covenants that require the Company to maintain a minimum net worth and minimum liquidity, on a consolidated basis. The facility also contains a consolidated leverage ratio and a consolidated debt service coverage ratio. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of June 30, 2018 and December 31, 2017, the Company was in compliance with these covenants.

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

Interest on 50% of the advances to Odyssey and Orion was fixed at 4.24% in March 2017. Interest on the remaining advances to Odyssey and Orion is floating at LIBOR plus 2.40% (4.71% at June 30, 2018). Interest on 50% of the advances to Odin and Olympic was fixed at 3.95% in January 2017. Interest on the remaining advances to Odin and Olympic was floating at LIBOR plus 2.0% and was fixed at 4.07% on April 27, 2017. Interest on 50% of the advance to Oshima was fixed at 4.16% in January 2017. Interest on the remaining advance to Oshima is floating at LIBOR plus 2.25% (4.56% at June 30, 2018).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At June 30, 2018 and December 31, 2017, the Company was in compliance with this covenant.

The Bulk Nordic Oasis Ltd. - Loan Agreement - Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment in March 2022. Interest on this advance is fixed at 4.30%.

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of June 30, 2018 and December 31, 2017, the Company was in compliance with this covenant.

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

The facility bears interest at LIBOR plus 2.50% (4.81% at June 30, 2018). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $1,755,415 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel and a minimum value clause ("MVC"). The Company was in compliance with this covenant at June 30, 2018 and December 31, 2017.

The Amended Senior Facility - Dated December 21, 2017 (previously identified as Bulk Nordic Six Ltd. - Loan Agreement - Dated December 21, 2016)

The agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017, in two tranches. The agreement requires repayment of Tranche A, totaling $16,000,000, in three equal quarterly installments of $100,000 beginning on April 7, 2017 and, thereafter, 17 equal quarterly installments of $266,667 and a balloon payment of $11,667,667 due with the final installment in March 2022. Interest on this advance was fixed at 4.74% on March 27, 2017. The agreement also advanced $3,500,000 under Tranche B, which is payable in 18 equal quarterly installments of $65,000 beginning on October 7, 2017, and a balloon payment of $2,330,000 due with the final installment in March 2022. Interest on this advance is floating at LIBOR plus 6.00% (8.31% at June 30, 2018).

The amended agreement advanced $10,000,000 in respect of the m/v Bulk Pride on December 21, 2017, in two tranches. The agreement requires repayment of Tranche C, totaling $8,500,000, in 16 equal quarterly installments of $275,000 beginning in March 2018 and a balloon payment of $4,100,000 due with the final installment in December 2021. Interest on this advance was fixed at 5.74% as of May 2018. The agreement also advanced $1,500,000 under Tranche D, which is payable in 4 equal quarterly installments of $375,000 beginning on August 21, 2018. Interest on this advance is floating at LIBOR plus 6.00% (8.31% at June 30, 2018).

The loan is secured by a first preferred mortgages on the m/v Bulk Endurance and the m/v Bulk Pride, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At June 30, 2018 and December 31, 2017, the Company was in compliance with these covenants.

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due with the final installment. The facility bears interest at LIBOR plus a margin of 3.75%. On June 14, 2018, the Company elected to fix rates for the following four quarterly periods. The rate at June 30, 2018 is 6.09%, increasing quarterly to 6.51% for the installment due June 14, 2019.

The loan is secured by a first preferred mortgage on the m/v Bulk Freedom, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At June 30, 2018 and December 31, 2017, the Company was in compliance with these covenants.

109 Long Wharf Commercial Term Loan

Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.0% (4.31% at June 30, 2018). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At June 30, 2018 and December 31, 2017, the Company was in compliance with these covenants.

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

The future minimum annual payments (excluding unamortized bank fees) under the debt agreements are as follows:

Years ending
June 30,
(unaudited)
2019	$17,319,091
2020	17,789,847
2021	20,490,674
2022	70,290,190
2023	109,600
Thereafter	319,666
$126,319,068

Note 5. Derivative Instruments and Fair Value Measurements

Forward freight agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). These economic hedges do not usually qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of FFAs at June 30, 2018 and December 31, 2017 were assets of approximately $12,000 and $266,000, which are included in other current assets on the consolidated balance sheets. The change in the aggregate fair value of the FFAs during the three months ended June 30, 2018 and 2017 are gains of approximately $60,000 and losses of approximately $1,650,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of operations. The change in the aggregate fair value of the FFAs during the six months ended June 30, 2018 and 2017 are a loss of approximately $254,000 and a gain of approximately $1,075,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of operations.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During 2018 and 2017, the Company entered into fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at June 30, 2018 and December 31, 2017 are assets of approximately $623,000 and $377,000, respectively, which are included in other current assets on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the three months ended June 30, 2018 and 2017 are gains of approximately    $493,000 and $173,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of operations. The change in the aggregate fair value of the fuel swaps during the six months ended June 30, 2018 and 2017 are gains of approximately $245,000 and losses of approximately $585,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of operations.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

	Balance at
	June 30, 2018	Level 1	Level 2	Level 3
	(unaudited)
Margin accounts	$340,664	$340,664	$—	$—
Fuel swaps	$622,512	$—	$622,512	$—
Freight forward agreements	$11,625	$—	$11,625	$—

	Balance at December 31, 2017	Level 1	Level 2	Level 3
Margin accounts	$912,981	$912,981	$—	$—
Fuel swaps	$377,273	$—	$377,273	$—
Freight forward agreements	$265,768	$—	$265,768	$—

The estimated fair values of the Company’s forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist based on published indexes. Such quotes represent the estimated amounts the Company would receive or pay to terminate the contracts.

Note 6. Related Party Transactions

	December 31, 2017	Activity	June 30, 2018
			(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables)	$1,421,920	90,289	$1,512,209

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$4,325,000	—	$4,325,000
Interest payable in-kind - 2011 Founders Note (i)	684,597	(487,226)	197,371
Promissory Note to Bulk Invest, Ltd.	2,000,000	(2,000,000)	—
Total current related party debt	$7,009,597	$(2,487,226)	$4,522,371
 (i)    Paid in cash

 In November 2014, the Company entered into a $5,000,000 Promissory Note (the “Note”) with Bulk Invest, Ltd., a company controlled by the Founders. The $2,000,000 outstanding balance on the Note was repaid on February 6, 2018.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The balance of the 2011 Founders Note was $4,325,000 at June 30, 2018 and December 31, 2017.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels and the two vessels operating under bareboat charters. During the three months ended June 30, 2018 and 2017, the Company incurred technical management fees of approximately $764,400 and $662,400, respectively, under this arrangement. During the six-month periods ended June 30, 2018 and 2017, the Company incurred technical management fees of approximately $1,520,400 and $1,304,400, respectively, under this arrangement. These fees are included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at June 30, 2018 and December 31, 2017 were approximately $1,512,000 and $1,422,000, respectively.

Dividends payable consist of the following, all of which are payable to related parties:

	2013 common stock dividend	2013 Odyssey and Orion dividend (1)	Total
Balance at December 31, 2017	6,333,598	904,803	7,238,401
Payments	—	(904,803)	(904,803)
Balance at June 30, 2018	$6,333,598	$—	$6,333,598
(1) Paid on February 13, 2018

Note 7. Commitments and Contingencies

Vessel Sales and Leasebacks Accounted for as Capital Leases

The Company's fleet includes three vessels financed under sale and leaseback financing arrangements accounted for as capital leases. The selling price of the m/v Bulk Destiny to the new owner (lessor) was $21.0 million and the fair value of the vessel at the inception of the lease was $24.0 million. The difference between the selling price and the fair value of the vessel was recorded as prepaid rent and is being amortized over the 25 year estimated useful life of the vessel. Prepaid rent is included in vessel under capital lease on the consolidated balance sheet at June 30, 2018. Minimum lease payments fluctuate based on three-month LIBOR and are payable quarterly over the seven year lease term, with a purchase obligation of $11,200,000 due with the final lease payment in January 2024. Interest is floating at LIBOR plus 2.75% (5.06% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

The selling price of the m/v Bulk Beothuk was $7,000,000 and the fair value was estimated to be the same. The lease is payable at $3,500 per day every fifteen days over the five year lease term, and a balloon payment of $4,000,000 is due with the final lease payment in June 2022. Interest is fixed at 11.83%. The Company will own this vessel at the end of the lease term.

The selling price of the m/v Bulk Trident was $13,000,000 and the Company has the option to repurchase the asset for this amount under a capital lease. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (4.02% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

Long-term Contracts Accounted for as Operating Leases

On July 5, 2016, the Company entered into five-year bareboat charter agreements with the owner of two vessels (which were then renamed the m/v Bulk Power and the m/v Bulk Progress). Under a bareboat charter, the charterer is responsible for all of the vessel operating expenses in addition to the charter hire. The agreement also contains a profit sharing arrangement. Scheduled increases in charter hire are included in minimum rental payments and recognized on a straight-line basis over the lease term. Profit sharing is excluded from minimum lease payments and recognized as incurred. The rent expense under these bareboat charters (which are classified as operating leases) totals approximately $365,000 per annum. The vessels' owner has entered in to a memorandum of agreement to sell the vessels. The Company has agreed to release the owner from its commitment under the bareboat charter and will be compensated in the form of commission on the vessel sales.

The Company leases office space for its Copenhagen operations. The lease can be terminated with six months prior notice after June 30, 2018.

Future minimum lease payments under capital leases and operating leases with initial or remaining terms in excess of one year at June 30, 2018 were:

	Capital Lease	Operating Leases
2019	$5,672,988	$475,582
2020	5,606,526	365,446
2021	5,514,521	365,446
2022	9,323,848	12,015
2023	4,083,174	—
Thereafter	18,254,360	—
Total minimum lease payments	$48,455,417	$1,218,489
Less amount representing interest	9,669,077
Present value of minimum lease payments	38,786,340
Less current portion	3,464,880
Long-term portion	$35,321,460

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

Note 8. Subsequent Events

On August 2, 2018, the Company entered into a sale-leaseback financing arrangement whereby the m/v Bulk PODS, which was delivered on August 1, 2018, will be sold for $16.8 million and simultaneously leased back under a bareboat charter for a period of eight years. The agreement requires a $2.0 million bareboat charter hire down payment to be deducted from the selling price at the time of delivery to the buyer. The lease is payable monthly at a rate of $5,510 per day. Interest if floating at LIBOR plus 1.7% (approximately 4.1% including the margin, at inception of the lease).

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

Charter Revenue. Charter revenue is earned when the Company lets a vessel it owns or operates to a charterer for a specified period of time. Charter revenue is based on the agreed rate per day.

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

Selected Financial Information

(in thousands, except shipping days data) (figures may not foot due to rounding)	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2018	2017	2018	2017
Selected Data from the Consolidated Statements of Operations
Voyage revenue	$81,848	$80,231	$152,167	$157,919
Charter revenue	14,976	11,193	23,630	17,959
Total revenue	96,824	91,424	175,796	175,879
Voyage expense	38,028	38,597	68,196	79,869
Charter expense	30,684	33,174	53,380	56,375
Vessel operating expenses	10,047	9,075	19,896	17,666
Total cost of transportation and service revenue	78,759	80,846	141,471	153,910
Net revenue (1)	18,065	10,578	34,325	21,969
Other operating expenses	8,770	6,853	17,236	14,310
Loss on sale and leaseback of vessels	860	4,915	860	9,205
Income (loss) from operations	8,435	(1,190)	16,229	(1,546)
Total other expense, net	(1,562)	(2,986)	(3,821)	(2,634)
Net income (loss)	6,873	(4,176)	12,408	(4,179)
(Income) loss attributable to noncontrolling interests	(1,100)	(561)	(2,310)	789
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$5,773	$(4,737)	$10,098	$(3,390)

Adjusted EBITDA (2)	13,686	7,437	25,818	15,313

Shipping Days (3)
Voyage days	3,228	3,719	6,173	7,387
Time charter days	1,055	943	1,634	1,617
Total shipping days	4,283	4,662	7,807	9,004

TCE Rates ($/day) (4)	$13,728	$11,333	$13,783	$10,665

	June 30, 2018	December 31, 2017
Selected Data from the Consolidated Balance Sheets
Cash	$48,920	$34,532
Total assets	$434,379	$423,297
Total secured debt, including obligations under capital leases	$163,200	$163,396
Total liabilities and stockholders' equity	$434,379	$423,297

	For the six months ended June 30,
	2018	2017
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$20,806	$8,351
Net cash used in investing activities	$(2,846)	$(47,696)
Net cash (used in) provided by financing activities	$(4,072)	$44,358

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

The reconciliation of income (loss) from operations to net revenue and adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Revenue
Income (loss) from operations	$8,435	$(1,190)	$16,229	$(1,546)
General and administrative	4,379	3,141	8,507	6,656
Depreciation and amortization	4,391	3,712	8,729	7,654
Loss on sale and leaseback of vessels	860	4,915	860	9,205
Net Revenue	$18,065	$10,578	$34,325	$21,969

Adjusted EBITDA (in millions)
Income (loss) from operations	$8,435	$(1,190)	$16,229	$(1,546)
Depreciation and amortization	4,391	3,712	8,729	7,654
Loss on sale and leaseback of vessel	860	4,915	860	9,205
Adjusted EBITDA	$13,686	$7,437	$25,818	$15,313

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

Industry Overview

The seaborne drybulk transportation industry is cyclical and can be volatile. The industry continues to see improvement because demand continues to outpace fleet growth and ordering is at an unexpected low. Scrapping rates are down from record levels, but remain higher than historic norms. The market for coal, iron ore and grains are leading the way to improving industry fundamentals and tightening credit during the recent downturn means new tonnage is not being built now. Average published market rates have increased 24% quarter to quarter and the Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 1,146 for the second quarter of 2018, up from an average of 947 for the comparable quarter of 2017. The Company's TCE rates have climbed consistently since the second quarter of 2017 and have exceeded average published market rates by 10% to 28% over this period.

2nd Quarter 2018 Highlights

•	Income from operations of $8.4 million for the three months ended June 30, 2018, as opposed to a loss from operations of $1.2 million for the same period of 2017.

•	Net income attributable to Pangaea Logistics Solutions Ltd. of $5.8 million as compared to a net loss of $4.7 million for the three months ended June 30, 2017.

•
Pangaea's TCE rates increased 21% to $13,728 from $11,333 in the second quarter of 2017 while the market average for the second quarter was approximately $10,777, giving the Company an overall average premium over market rates of approximately $2,951 or 27%.

•
The Company completed two long-term COAs during 2017 and as a result, total shipping days decreased in the second quarter as compared to the second quarter of 2017. However, this decrease was met with higher TCE rates, resulting in an increase in revenue and in net revenue, the latter of which increased 71% to $18.1 million for the three months ended June 30, 2018, up from $10.6 million for the three months ended June 30, 2017.

•	At the end of the quarter, Pangaea had $52.4 million in cash, restricted cash and cash equivalents.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the three months ended June 30, 2018 was $96.8 million, compared to $91.4 million for the same period in 2017, a 6% increase. The total number of shipping days decreased 8% to 4,283 in the three months ended June 30, 2018, compared to 4,661 for the same period in 2017.

Components of revenue are as follows:

Voyage revenues increased by 2% for the three months ended June 30, 2018 to $81.8 million compared to $80.2 million for the same period in 2017. The increase in voyage revenues was predominantly driven by the improvement in the market, as evidenced by the published market rates and the BDI, both discussed above. There was a 13% decrease in the number of voyage days, which were 3,228 in the second quarter of 2018 as compared to 3,719 in the second quarter of 2017. The decrease in voyage days was due in large part to COAs that began in 2017 and were completed prior to the first quarter of 2018. However, market improvement from the three months ended June 30, 2017 to the three months ended June 30, 2018 translated into higher voyage revenues for the current period, as highlighted above.

Charter revenues increased to $15.0 million from $11.2 million, or 34%, for the three months ended June 30, 2018 compared to the same period in 2017. The increase in charter revenues was due to improvement in drybulk market rates. Time charter days were up 12% to 1,055 in the second quarter of 2018 from 943 in the second quarter of 2017.

Voyage Expenses

Voyage expenses for the three months ended June 30, 2018 were $38.0 million, compared to $38.6 million for the same period in 2017, a decrease of approximately 1%. The decrease in voyage expense was due to the decrease in voyage days, as discussed above the effect of which was offset by an increase in the average cost of bunkers, quarter to quarter. The bunker cost per day increased 18% from the three months ended June 30, 2018 to the three months ended June 30, 2017.

Charter Hire Expenses

Charter hire expenses for the three months ended June 30, 2018 were $30.7 million, compared to $33.2 million for the same period in 2017. The number of chartered-in days decreased 18% from 3,254 days in the three months ended June 30, 2017 to 2,680 days for the three months ended June 30, 2018. However, the improving dry bulk market pushed average charter-hire rates paid by the Company up 12% for the three months ended June 30, 2018 as compared to the same period of 2017. Charter hire expense as a percentage of total revenue dropped to 32% in the three months ended June 30, 2018 compared to 36% in the three months ended June 30, 2017, mostly due to the increase in owned days, which is discussed below.

Vessel Operating Expenses

Vessel operating expenses for the three months ended June 30, 2018 were $10.0 million, compared to $9.1 million in the comparable period in 2017, an increase of approximately 11%. The increase in vessel operating expenses is due to the 10% increase in owned and bareboat charter days, which were 1,820 in the three months ended June 30, 2018 as compared to 1,650 in the three months ended June 30, 2017. This increase is due to the addition of vessels acquired on June 14, 2017 and December 21, 2017. Vessel operating expenses per day were $5,520 for the three months ended June 30, 2018 and $5,500 for the three months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses increased from $3.1 million in the three months ended June 30, 2017 to $4.4 million in the three months ended June 30, 2018. This is due to an increase in accrued bonus compensation of $0.5 million, to the timing of recognition of audit fees and to the reversal of legal fees that impacted the second quarter of 2017.

Depreciation and amortization

The increase in depreciation and amortization is due to the increase in the number of vessels owned and operated under bareboat charters. Ownership days increased 10% due to acquisitions in June and December of 2017, as noted above. In addition, there were capitalized drydock expenses for three of the Company's owned vessels since the second quarter of 2017, which increased the amortization expense by approximately $250,000.

Loss on sale and leaseback of vessels

The Company incurred a loss of $0.9 million on the sale and leaseback of the m/v Bulk Trident in the three months ended June 30, 2018 and a loss of $4.9 million on the sale and subsequent leaseback of the m/v Bulk Beothuk in the three months ended June 30, 2017.

Income from Operations

The Company had income from operations of $8.4 million for the three months ended June 30, 2018 as compared to a loss from operations of $1.2 million for the three months ended June 30, 2017. This is primarily due to the improving market fundamentals demonstrated by the 71% increase in net revenue and to the reduction in losses on sale and leaseback financing transactions.

Unrealized (loss) gain on derivative instruments

The Company incurred gains on FFAs of approximately $60,000 and $493,000 on bunker swaps in the three months ended June 30, 2018 as compared to losses on FFAs of approximately $1,650,000 and gains on bunker swaps of approximately $173,000 in the three months ended June 30, 2017. These result from changes in the fair value of the derivatives at the respective balance sheet dates.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues

Total revenue for the six months ended June 30, 2018 was $175.8 million, compared to $175.9 million for the same period in 2017. The total number of shipping days decreased 13% to 7,807 in the three months ended June 30, 2018, compared to 9,004 for the same period in 2017, however the average TCE rate increased 29% to $13,783 per day for the six months ended June 30, 2018, compared to $10,663 per day for same period in 2017.

Components of revenue are as follows:

Voyage revenues were $152.2 million for the six months ended June 30, 2018 compared to $157.9 million for the same period in 2017. The decrease in voyage revenues was predominantly driven by the 16% decrease in the number of voyage days, which were 6,173 in the six months ended June 30, 2018 as compared to 7,387 in the six months ended June 30, 2017. The decrease in voyage days was due in large part to COAs that began in the six months ended June 30, 2017 and were completed within the year. However, market improvement from the six months ended June 30, 2017 to the six months ended June 30, 2018 translated into better net results for the current period, as highlighted above. Voyage revenues were also impacted by the adoption of ASC 606 which resulted in a net increase of approximately $2.7 million or $346 per day of TCE revenue for the six months ended June 30, 2018.

Charter revenues increased to $23.6 million from $18.0 million, or 32%, for the six months ended June 30, 2018 compared to the same period in 2017. The increase in charter revenues was due to improvement in drybulk market rates which are discussed above. Time charter days were up slightly to 1,634 in the six months ended June 30, 2018 from 1,617 in the six months ended June 30, 2017.

Voyage Expenses

Voyage expenses for the six months ended June 30, 2018 were $68.2 million, compared to $79.9 million for the same period in 2017, a decrease of approximately 15%. The decrease in voyage expense was due to the 16% decrease in voyage days, as discussed above. In addition, the Company incurred relet expenses of $3.9 million in the six months ended June 30, 2017, but incurred only minimal relet expense in the same period of 2018. The Company will opportunistically relet a cargo depending on market conditions and as a risk management tool.

Charter Hire Expenses

Charter hire expenses for the six months ended June 30, 2018 were $53.4 million, compared to $56.4 million for the same period in 2017. The number of chartered-in days decreased 25% from 6,170 days in the six months ended June 30, 2017 to 4,639 days for the six months ended June 30, 2018 due in part to the increase in owned days. However, the improving dry bulk market pushed average charter-hire rates paid by the Company up 26% for the six months ended June 30, 2018 as compared to the same period of 2017. Charter hire expense as a percentage of total revenue remained fairly consistent at 30% in the six months ended June 30, 2017 compared to 32% in the six months ended June 30, 2018. The Company continues to operate under its successful strategy of chartering-in primarily for committed contracts.

Vessel Operating Expenses

Vessel operating expenses for the six months ended June 30, 2018 were $19.9 million, compared to $17.7 million in the comparable period in 2017, an increase of approximately 13%. The increase in vessel operating expenses is due to the 11% increase in owned and bareboat charter days, which were 3,620 in the six months ended June 30, 2018 as compared to 3,258 in the six months ended June 30, 2017. This increase is due to the addition of two vessels acquired on June 14, 2017 and December 21, 2017. Vessel operating expenses per day were 5,496 for the six months ended June 30, 2018 and 5,422 for the six months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses increased from $6.7 million in the six months ended June 30, 2017 to $8.5 million in the six months ended June 30, 2018. This is due to an increase in accrued bonus compensation of $1.0 million and increases in director fees, salary related expenses and other expenses of $0.2 million, $0.3 million and $0.3 million, respectively.

Depreciation and amortization

The increase in depreciation and amortization is due to the increase in the number of owned vessels after acquisitions in June and December of 2017, as noted above and to amortization of capitalized drydocking expenses incurred in 2017 and 2018.

Loss on sale and leaseback of vessels

The Company incurred losses of $9.2 million on the sales and subsequent leasebacks of the m/v Bulk Destiny and the m/v Bulk Beothuk in the six months ended June 30, 2017 and $0.9 million of loss on the sale and leaseback of the m/v Bulk Trident in the six months ended June 30, 2018.
Income from Operations

The Company had income from operations of $16.2 million for the six months ended June 30, 2018 as compared to a loss from operations of $1.5 million for the six months ended June 30, 2017. The change reflects the 56% increase in net revenue resulting from improvement in market fundamentals and the losses on sale and leaseback transactions incurred in the six months ended June 30, 2017, discussed above.

Unrealized (loss) gain on derivative instruments

The Company incurred losses on FFAs of approximately $0.3 million and gains on bunker swaps of approximately $0.2 million in the six months ended June 30, 2018 as compared to losses on FFAs of approximately $585,000 and on bunker swaps of approximately $1.1 million in the six months ended June 30, 2017. These result from changes in the fair value of the derivatives at the respective balance sheet dates.

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

At June 30, 2018 and June 30, 2017, the Company identified potential triggering events that resulted from sale and leaseback financing arrangements transacted in those periods. As a result, the Company evaluated each asset group for impairment by estimating the total undiscounted cash flows expected to result from the use of the asset group and its eventual disposal. The estimated undiscounted future cash flows were higher than the carrying amount of the vessels in the Company's fleet and as such, no loss on impairment was recognized.

The Company did not identify and potential triggering events and therefore, did not test for recoverability as of March 31, 2018 or December 31, 2017.

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

At June 30, 2018 and December 31, 2017, the Company had working capital of $29.2 million and $13.0 million, respectively.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $20.8 million and $8.4 million in the six months ended June 30, 2018 and 2017, respectively; $29.2 million in 2017 and $19.2 million in 2016; and its ability to procure long-term fixed contract employment (COAs) with new and longstanding customers. In addition, the Company has demonstrated its unique ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments. For more information on the results of operations, see ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

Capital Expenditures

The Company’s capital expenditures relate to the purchase and lease of interests in vessels, and capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned and leased fleet includes two Panamax drybulk carriers, six Supramax drybulk carriers, two Ultramax Ice-Class 1C, two Handymax drybulk carriers (both of which are Ice-Class 1A) and one barge. The Company also has a one-third interest in a consolidated joint venture which owns six Panamax Ice-Class 1A drybulk carriers. A Memorandum of Agreement for the purchase of a third Panamax drybulk carrier was signed in April 2018.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $690,000 in the three months ended June 30, 2017 and expensed drydocking costs of approximately $8,000 and $645,000 in the three months ended June 30, 2018 and 2017, respectively. The Company capitalized drydocking costs totaling approximately $1.5 million and $754,000 and expensed drydocking costs of approximately $42,000 and $767,000 in the six months ended June 30, 2018 and 2017 , respectively.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at June 30, 2018 or December 31, 2017.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The international shipping industry is capital intensive, requiring significant amounts of investment provided in the form of long-term debt. Certain of the Company’s outstanding debt contain floating interest rates that fluctuate with changes in the financial markets and in particular changes in LIBOR. Increasing interest rates could increase the Company’s interest expense and adversely impact its future earnings. The Company’s net effective exposure to floating interest rate fluctuations on its outstanding debt was $52.3 million and $66.5 million, respectively, at June 30, 2018 and December 31, 2017.

The Company’s interest expense is affected by changes in the general level of interest rates, particularly LIBOR. As an indication of the extent of the Company’s sensitivity to interest rate changes, an increase in LIBOR of 1% would have decreased the Company’s net income and cash flows during each of the three month periods ended June 30, 2018 and 2017 by approximately $0.1 million, based on the debt levels at the beginning of each period. The Company expects its sensitivity to interest rate changes to increase in the future if the Company enters into additional floating rate debt agreements in connection with its acquisition of additional vessels.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of FFAs at June 30, 2018 was an asset of $12,000. The aggregate fair value of FFAs at December 31, 2017 was an asset of $266,000.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During the six months ended June 30, 2018 and the year ended December 31, 2017, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at June 30, 2018 and December 31, 2017 were assets of $623,000 and $377,000, respectively.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the six months ended June 30, 2018.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit no.	Description	Incorporated By Reference			Filed herewith
		Form	Date	Exhibit

10.43	Bareboat Charter Party Dated 23 May 2018				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

EX-101.INS	XBRL Instance Document				X

EX-101.SCH	XBRL Taxonomy Extension Schema				X

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase				X

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2018.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni DelSignore
Gianni DelSignore
Chief Financial Officer
(Principal Financial and Accounting Officer)