Form 10-Q
period 2018-09-30
Pangaea Logistics Solutions Ltd.
filed 2018-11-08
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

YES       ☐              NO     ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, par value $0.01 per share, 44,048,541 shares outstanding as of November 8, 2018.

Pangaea Logistics Solutions Ltd. Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$50,765,165	$34,531,812
Accounts receivable (net of allowance of $1,974,989 at September 30, 2018 and $2,135,877 December 31, 2017)	26,826,310	21,089,425
Bunker inventory	20,863,555	15,356,712
Advance hire, prepaid expenses and other current assets	14,101,854	12,032,272
Total current assets	112,556,884	83,010,221

Restricted cash	2,500,000	4,000,000
Fixed assets, net	282,643,142	306,292,655
Vessels under capital lease	56,146,928	29,994,212
Total assets	$453,846,954	$423,297,088

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$30,058,749	$29,181,276
Related party debt	3,701,332	7,009,597
Deferred revenue	11,013,013	5,815,924
Current portion of secured long-term debt	17,785,860	18,979,335
Current portion of capital lease obligations	5,336,417	1,785,620
Dividend payable	5,198,598	7,238,401
Total current liabilities	73,093,969	70,010,153

Secured long-term debt, net	101,765,760	117,615,634
Obligations under capital lease	47,036,903	25,015,659

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 44,048,541 shares issued and outstanding at September 30, 2018; 43,794,526 shares issued and outstanding at December 31, 2017	4,405	4,379
Additional paid-in capital	155,856,330	154,943,728
Accumulated deficit	6,355,147	(9,596,785)
Total Pangaea Logistics Solutions Ltd. equity	162,215,882	145,351,322
Non-controlling interests	69,734,440	65,304,320
Total stockholders' equity	231,950,322	210,655,642
Total liabilities and stockholders' equity	$453,846,954	$423,297,088

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues:
Voyage revenue	$81,812,543	$93,688,834	$233,979,386	$251,608,298
Charter revenue	13,532,296	13,334,202	37,161,948	31,293,637
	95,344,839	107,023,036	271,141,334	282,901,935
Expenses:
Voyage expense	36,684,994	44,305,446	104,880,511	124,174,513
Charter hire expense	28,532,774	34,764,942	81,912,601	91,140,160
Vessel operating expense	9,863,944	9,144,472	29,759,818	26,810,071
General and administrative	3,704,360	4,762,860	12,211,329	11,418,900
Depreciation and amortization	4,410,977	3,950,661	13,140,234	11,604,168
Loss on sale and leaseback of vessels	—	70,000	860,426	9,275,042
Total expenses	83,197,049	96,998,381	242,764,919	274,422,854

Income from operations	12,147,790	10,024,655	28,376,415	8,479,081

Other (expense) income:
Interest expense, net	(2,231,589)	(2,106,139)	(6,384,314)	(5,981,237)
Interest expense on related party debt	(43,961)	(79,713)	(161,334)	(236,538)
Unrealized gain (loss) on derivative instruments, net	486,412	(59,138)	477,508	430,869
Other income	38,481	977,795	496,813	1,885,801
Total other expense, net	(1,750,657)	(1,267,195)	(5,571,327)	(3,901,105)

Net income	10,397,133	8,757,460	22,805,088	4,577,976
Income attributable to non-controlling interests	(2,120,182)	(1,576,209)	(4,430,120)	(787,063)
Net income attributable to Pangaea Logistics Solutions Ltd.	$8,276,951	$7,181,251	$18,374,968	$3,790,913

Earnings per common share:
Basic	$0.20	$0.18	$0.44	$0.10
Diluted	$0.19	$0.17	$0.43	$0.10

Weighted average shares used to compute earnings per common share:
Basic	42,348,175	40,796,867	42,208,038	37,225,825
Diluted	42,878,449	41,074,592	42,727,481	37,647,123

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$22,805,088	$4,577,976
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	13,140,234	11,604,168
Amortization of deferred financing costs	517,085	527,348
Amortization of prepaid rent	91,453	91,453
Unrealized loss (gain) on derivative instruments	(477,508)	(430,869)
Gain from equity method investee	(90,000)	(282,362)
Provision for doubtful accounts	(104,288)	(10,356)
Loss on sale of vessel	860,426	9,134,908
Drydocking costs	(1,497,979)	(1,043,164)
Recognized cost for restricted stock issued as compensation	1,064,520	878,759
Change in operating assets and liabilities:
Accounts receivable	(5,632,597)	(10,428,305)
Bunker inventory	(5,506,843)	(3,267,454)
Advance hire, prepaid expenses and other current assets	713,646	(7,118,526)
Accounts payable, accrued expenses and other current liabilities	873,337	8,021,053
Deferred revenue	468,333	1,490,536
Net cash provided by operating activities	27,224,907	13,745,165

Investing activities
Purchase of vessels and vessel improvements	(14,695,391)	(47,328,517)
Purchase of building and equipment	(341,439)	—
Proceeds from sale of equipment	31,594	—
Purchase of non-controlling interest in consolidated subsidiary	—	(832,572)
Net cash used in investing activities	(15,005,236)	(48,161,089)

Financing activities
Proceeds from long-term debt	—	25,000,000
Payments of related party debt	(3,308,265)	—
Payments of financing fees and issuance costs	(702,666)	(896,175)
Payments of long-term debt	(16,855,738)	(20,635,670)
Proceeds from sale and leaseback of vessel	27,750,000	28,000,000
Dividends paid to non-controlling interests	(904,803)	—
Payments of capital lease obligations	(2,177,959)	(768,599)
Cash paid for incentive compensation shares relinquished	(101,075)	—
Proceeds from private placement of common stock, net of issuance costs	(50,812)	9,631,530
Accrued common stock dividends paid	(1,135,000)	(1,001,424)
Net cash provided by financing activities	2,513,682	39,329,662

Net increase in cash, cash equivalents and restricted cash	14,733,353	4,913,738
Cash, cash equivalents and restricted cash at beginning of period	38,531,812	28,422,949
Cash, cash equivalents and restricted cash at end of period	$53,265,165	$33,336,687

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

Supplemental cash flow information and disclosure of noncash items
Cash paid for interest	$5,959,189	$5,052,102
Conversion of dividend to common stock	$—	$4,385,000
Conversion of related party debt to noncontrolling interest	$—	$9,278,800

Cash and cash equivalents	$50,765,165	$33,336,687
Restricted cash	2,500,000	4,000,000
	$53,265,165	$33,336,687
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

The Company owns three Panamax, two Ultramax Ice Class 1C, six Supramax, and two Handymax Ice Class 1A drybulk vessels. The Company also owns one-third of Nordic Bulk Holding Company Ltd. (“NBHC”), a consolidated joint venture with a fleet of six Panamax Ice Class 1A drybulk vessels and has a 50% interest in the owner of a deck barge.

Note 2. Basis of Presentation and Significant Accounting Policies

The accompanying consolidated balance sheets as of September 30, 2018 and 2017, the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 and the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2018 and December 31, 2017, and its results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three and nine month periods are unaudited. Certain information and disclosures included in the annual consolidated financial statements have been omitted for the interim periods pursuant to the rules and regulations of the SEC. The results for three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results for the year ending December 31, 2018 or for any other interim period or future years.

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

Advance hire, prepaid expenses and other current assets were comprised of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Advance hire	$6,770,721	$3,628,417
Prepaid expenses	511,984	460,445
Unbilled receivables	4,265,182	6,153,212
Other current assets	2,553,967	1,790,198
	$14,101,854	$12,032,272

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Accounts payable	$18,692,321	$15,686,235
Accrued voyage expenses	10,103,609	11,923,445
Accrued interest	528,163	611,406
Other accrued liabilities	734,656	960,190
	$30,058,749	$29,181,276

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

A reconciliation as of and for the nine months ended September 30, 2018 under ASC 606 to the prior accounting standards, for each of the financial statement line items impacted, is provided below:

	As of September 30, 2018
Consolidated Balance Sheets	As Reported	Effect of ASC 606 Adoption	Under Prior Accounting
Advance hire, prepaid expenses and other current assets	14,101,854	2,724,360	11,377,494
Total current assets	112,556,884	2,724,360	109,832,524
Total assets	453,846,954	2,724,360	451,122,594
Deferred revenue	11,013,013	3,676,640	7,336,373
Total current liabilities	73,093,969	3,676,640	69,417,329
Accumulated deficit	6,355,147	(952,280)	7,307,427
Total liabilities and stockholders' equity	453,846,954	2,724,360	451,122,594

	For the Nine Months Ended September 30, 2018
Consolidated Statements of Cash Flows	As Reported	Effect of ASC 606 Adoption	Under Prior Accounting
Net Income	22,805,088	1,470,754	21,334,334
Change in operating assets and liabilities:
Advance hire, prepaid expenses and other current assets	713,646	(418,639)	1,132,285
Deferred Revenue	468,333	(1,052,115)	1,520,448

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
Consolidated Statements of Operations	As Reported	Effect of ASC 606 Adoption	Under Prior Accounting	As Reported	Effect of ASC 606 Adoption	Under Prior Accounting
Voyage revenue	$81,812,543	$(1,650,096)	$83,462,639	$233,979,386	$1,052,115	$232,927,271
Total revenues	95,344,839	(1,650,096)	96,994,935	271,141,334	1,052,115	270,089,219
Voyage expense	36,684,994	(519,726)	37,204,720	104,880,511	(433,493)	105,314,004
Charter hire expense	28,532,774	(536,038)	29,068,812	81,912,601	14,854	81,897,747
Total Expenses	83,197,049	(1,055,764)	84,252,813	242,764,919	(418,639)	243,183,558
Income from Operations	12,147,790	(594,332)	12,742,122	28,376,415	1,470,754	26,905,661
Net Income	10,397,133	(594,332)	10,991,465	22,805,088	1,470,754	21,334,334
Net income attributable to Pangaea Logistics Solutions Ltd.	$8,276,951	$(594,332)	$8,871,283	$18,374,968	$1,470,754	$16,904,214
Earnings per common share, basic	$0.20	$(0.01)	$0.21	$0.44	$0.03	$0.41
Earnings per common share, diluted	$0.19	$(0.02)	$0.21	$0.43	$0.03	$0.40

Assets and liabilities related to our voyage contracts with customers are reported on a contract-by-contract basis at the end of each reporting period.  Contract assets include accounts receivable for amounts billed and currently due from customers which are reported at their net estimated realizable value. The Company maintains reserves against its accounts receivable for potential credit losses, which were immaterial for the three and nine month periods ended September 30, 2018 and 2017, respectively. Other contract assets include unbilled revenue which arises when revenue is recognized in advance of billing for certain voyage contracts and hire paid to shipowners in advance. Contract liabilities consist of deferred revenue which arises when amounts are billed to or collected from customers in advance of revenue recognition.

ASC 606 requires the recognition of an asset for costs to fulfill contracts that: (1) relate directly to the contract; (2) are expected to generate resources that will be used to satisfy our performance obligation under the contract; and (3) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed to voyage expenses as we satisfy our performance obligations. These costs consist primarily of bunker and charter hire costs incurred prior to loading and are amortized pro rata over the period between load and discharge.  At September 30, 2018 and January 1, 2018 deferred contract fulfillment costs amounted to $2.7 million and $2.3 million, respectively, and are included in advance hire, prepaid expenses and other current assets on the consolidated balance sheets.  For the three and nine month periods ended September 30, 2018, we recognized expense of $1.7 million and $5.3 million, respectively, associated with the amortization of deferred contract costs.

Under ASC 606, deferred revenue represents the consideration received for undelivered performance obligations. The Company recorded an additional $4.7 million and $3.7 million of deferred revenue on voyages in progress as of January 1, 2018 and September 30, 2018, respectively, due to the adoption of ASC 606 because this revenue can no longer be recognized until the vessel arrives in the load port.

All voyages that were not substantially complete on June 30, 2018 were completed during the three months ended September 30, 2018, therefore, all related voyage contract liabilities were recognized as revenue in the quarter.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$50,765,165	$34,531,812
Restricted cash	2,500,000	4,000,000
Total cash, cash equivalents and restricted cash	$53,265,165	$38,531,812

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. Restricted cash at September 30, 2018 and December 31, 2017 consists of $2.5 million held by the facility agent as required by the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. – Dated September 28, 2015 - Amended and Restated Loan Agreement and an additional $1.5 million at December 31, 2017 held by the facility agent as required by the The Senior Secured Post-Delivery Term Loan Facility.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued an ASU 2016-02, Accounting Standards Update for Leases. The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. As allowed by a practical expedient under ASC 842, a lessee is permitted to make an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not expect the adoption of this guidance pertaining to leases to have a material impact on its consolidated financial statements because the Company rarely charters-in vessels (lessee) for longer than one year and the Company intends to apply the practical expedient. Although the Company is continuing to evaluate the applicability of the lessor guidance to its contracts, the adoption of the lessor provisions under ASC 842 are not expected to have a material impact on the Company’s financial statements. The Company expects to complete its evaluation of ASC 842 and its impact on the financial statements during the fourth quarter 2018. The Company will implement the new guidance effective January 1, 2019.

In July 2018, the Financial Accounting Standards Board issued ASU 2018-11 to amend ASU 2016-02 and provided an additional (and optional) transition method to adopt the new lease standard. This transition method allows entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption instead of using the original modified retrospective transition method of adoption which required the restatement of all prior period financial statements. Under this new transition method, the comparative periods presented in the financial statements will continue to be in accordance with current GAAP (Topic 840, Leases). Management will adopt the new lease standard using this new transition method under ASU 2018-11.

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

Note 3. Fixed Assets

At September 30, 2018, the Company owned nineteen dry bulk vessels including four financed under capital leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	September 30,	December 31,
	2018	2017
Owned vessels	(unaudited)
m/v BULK PANGAEA	$15,313,987	$16,398,650
m/v BULK PATRIOT	10,147,727	11,111,437
m/v BULK JULIANA	10,815,532	11,411,052
m/v NORDIC ODYSSEY	24,621,308	25,634,743
m/v NORDIC ORION	25,438,584	26,467,928
m/v BULK TRIDENT	—	14,195,098
m/v BULK NEWPORT	14,222,621	13,139,242
m/v NORDIC BARENTS	4,491,134	4,846,522
m/v NORDIC BOTHNIA	4,441,211	4,787,388
m/v NORDIC OSHIMA	29,203,992	30,122,172
m/v NORDIC ODIN	29,628,308	30,548,435
m/v NORDIC OLYMPIC	29,456,468	30,371,285
m/v NORDIC OASIS	30,687,684	31,608,785
m/v BULK ENDURANCE	26,273,108	27,030,918
m/v BULK FREEDOM	8,558,980	8,834,746
m/v BULK PRIDE	13,669,143	14,007,731
MISS NORA G PEARL	2,527,793	2,695,145
	279,497,580	303,211,277
Other fixed assets, net	3,145,562	3,081,378
Total fixed assets, net	$282,643,142	$306,292,655

Vessels under capital lease
m/v BULK DESTINY	$22,519,238	$23,153,850
m/v BULK BEOTHUK	6,606,826	6,840,362
m/v BULK TRIDENT	12,813,213	—
m/v BULK PODS (1)	$14,207,651	$—
	$56,146,928	$29,994,212

(1) The Company acquired the 2006 built Panamax (m/v Bulk PODS) on August 1, 2018. The m/v Bulk PODS was sold on August 21, 2018 and simultaneously chartered back under a bareboat charter accounted for as a capital lease, the terms of which are discussed in Note 7.

The Company also operated two dry bulk vessels under bareboat charters accounted for as operating leases, as discussed in Note 7.

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

At June 30, 2018 and 2017, the Company identified potential triggering events that resulted from sale and leaseback financing arrangements transacted in those periods. As a result, the Company evaluated each asset group for impairment by estimating the total undiscounted cash flows expected to result from the use of the asset group and its eventual disposal. The estimated undiscounted future cash flows were higher than the carrying amount of the vessels in the Company's fleet and as such, no loss on impairment was recognized.

The Company did not identify, and therefore did not test for, recoverability, as of September 30, 2018, March 31, 2018 or December 31, 2017.

Note 4. Debt

Long-term debt consists of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Bulk Trident Secured Note	$—	$3,452,500
Bulk Juliana Secured Note (1)	—	1,521,095
Bulk Phoenix Secured Note (1)	3,145,232	4,473,805
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	64,200,000	69,825,000
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	4,815,190	5,793,460
Bulk Nordic Oasis Ltd. Loan Agreement (2)	17,375,000	18,500,000
The Amended Senior Facility (formerly Bulk Nordic Six Ltd. - Loan Agreement)	26,608,332	28,803,333
Bulk Freedom Loan Agreement	4,625,000	5,150,000
109 Long Wharf Commercial Term Loan	840,266	922,466
Phoenix Bulk Carriers (US) LLC Automobile Loan	—	23,090
Total	121,609,020	138,464,749
Less: unamortized bank fees	(2,057,401)	(1,869,780)
	119,551,619	136,594,969
Less: current portion	(17,785,859)	(18,979,335)
Secured long-term debt, net	$101,765,760	$117,615,634

(1)	The Bulk Phoenix Secured Note is collateralized by the m/v Bulk Newport and is guaranteed by the Company.

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

Bulk Trident Secured Note

Initial amount of $10,200,000, entered into in April 2012, for the acquisition of the m/v Bulk Trident. The Fourth Amendment extends the final maturity date and modifies the repayment schedule. The first and second quarterly installments following the amendment were increased to $650,000 and the third and fourth installments were increased to $435,000. These are followed by two installments of $327,500 and three of $300,000. A balloon payment of $1,462,500 is payable on July 19, 2019. The interest rate was fixed at 4.29% through April 19, 2017 and was floating at LIBOR plus 3.50% since April 19, 2017.

On June 7, 2018, the Company sold the m/v Bulk Trident and simultaneously leased the vessel back under a bareboat charter for a period of eight years (see Note 7). Approximately $2,700,000 of proceeds from the sale were used to repay the Bulk Trident Secured Note.

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

The agreement contains financial covenants that require the Company to maintain a minimum net worth and minimum liquidity, on a consolidated basis. The facility also contains a consolidated leverage ratio and a consolidated debt service coverage ratio. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of September 30, 2018 and December 31, 2017, the Company was in compliance with these covenants.

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

Interest on 50% of the advances to Odyssey and Orion was fixed at 4.24% in March 2017. Interest on the remaining advances to Odyssey and Orion is floating at LIBOR plus 2.40% (4.80% at September 30, 2018). Interest on 50% of the advances to Odin and Olympic was fixed at 3.95% in January 2017. Interest on the remaining advances to Odin and Olympic was floating at LIBOR plus 2.0% and was fixed at 4.07% on April 27, 2017. Interest on 50% of the advance to Oshima was fixed at 4.16% in January 2017. Interest on the remaining advance to Oshima is floating at LIBOR plus 2.25% (4.65% at September 30, 2018).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At September 30, 2018 and December 31, 2017, the Company was in compliance with this covenant.

The Bulk Nordic Oasis Ltd. - Loan Agreement - Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment in March 2022. Interest on this advance is fixed at 4.30%.

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of September 30, 2018 and December 31, 2017, the Company was in compliance with this covenant.

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

The facility bears interest at LIBOR plus 2.50% (4.90% at September 30, 2018). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $1,755,415 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel and a minimum value clause ("MVC"). The Company was in compliance with this covenant at September 30, 2018 and December 31, 2017.

The Amended Senior Facility - Dated December 21, 2017 (previously identified as Bulk Nordic Six Ltd. - Loan Agreement - Dated December 21, 2016)

The agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017, in two tranches. The agreement requires repayment of Tranche A, totaling $16,000,000, in three equal quarterly installments of $100,000 beginning on April 7, 2017 and, thereafter, 17 equal quarterly installments of $266,667 and a balloon payment of $11,667,667 due with the final installment in March 2022. Interest on this advance was fixed at 4.74% on March 27, 2017. The agreement also advanced $3,500,000 under Tranche B, which is payable in 18 equal quarterly installments of $65,000 beginning on October 7, 2017, and a balloon payment of $2,330,000 due with the final installment in March 2022. Interest on this advance is floating at LIBOR plus 6.00% (8.40% at September 30, 2018).

The amended agreement advanced $10,000,000 in respect of the m/v Bulk Pride on December 21, 2017, in two tranches. The agreement requires repayment of Tranche C, totaling $8,500,000, in 16 equal quarterly installments of $275,000 beginning in March 2018 and a balloon payment of $4,100,000 due with the final installment in December 2021. Interest on this advance was fixed at 5.74% as of May 2018. The agreement also advanced $1,500,000 under Tranche D, which is payable in 4 equal quarterly installments of $375,000 beginning on August 21, 2018. Interest on this advance is floating at LIBOR plus 6.00% (8.40% at September 30, 2018).

The loan is secured by a first preferred mortgages on the m/v Bulk Endurance and the m/v Bulk Pride, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At September 30, 2018 and December 31, 2017, the Company was in compliance with these covenants.

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due with the final installment. The facility bears interest at LIBOR plus a margin of 3.75%. On June 14, 2018, the Company elected to fix rates for the following four quarterly periods. The rate at September 30, 2018 is 6.09%, increasing quarterly to 6.51% for the installment due June 14, 2019.

The loan is secured by a first preferred mortgage on the m/v Bulk Freedom, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At September 30, 2018 and December 31, 2017, the Company was in compliance with these covenants.

109 Long Wharf Commercial Term Loan

Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.0% (4.40% at September 30, 2018). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At September 30, 2018 and December 31, 2017, the Company was in compliance with these covenants.

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

The future minimum annual payments (excluding unamortized bank fees) under the debt agreements are as follows:

Years ending
September 30,
(unaudited)
2019	$17,785,859
2020	26,251,504
2021	20,015,563
2022	57,154,228
2023	109,600
Thereafter	292,266
$121,609,020

Note 5. Derivative Instruments and Fair Value Measurements

Forward freight agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). These economic hedges do not usually qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of FFAs at September 30, 2018 and December 31, 2017 were assets of approximately $3,000 and $266,000, which are included in other current assets on the consolidated balance sheets. The change in the aggregate fair value of the FFAs during the three months ended September 30, 2018 and 2017 are gains of approximately $9,000 and losses of approximately $379,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of operations. The change in the aggregate fair value of the FFAs during the nine months ended September 30, 2018 and 2017 are a loss of approximately $263,000 and a gain of approximately $1,075,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of operations.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During 2018 and 2017, the Company entered into fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at September 30, 2018 and December 31, 2017 are assets of approximately $1,118,000 and $377,000, respectively, which are included in other current assets on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the three months ended September 30, 2018 and 2017 are gains of approximately $495,000 and $319,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of operations. The change in the aggregate fair value of the fuel swaps during the nine months ended September 30, 2018 and 2017 are gains of approximately $740,000 and losses of approximately $265,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of operations.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

	Balance at
	September 30, 2018	Level 1	Level 2	Level 3
	(unaudited)
Margin accounts	$384,168	$384,168	$—	$—
Fuel swaps	$1,117,609	$—	$1,117,609	$—
Freight forward agreements	$2,940	$—	$2,940	$—

	Balance at December 31, 2017	Level 1	Level 2	Level 3
Margin accounts	$912,981	$912,981	$—	$—
Fuel swaps	$377,273	$—	$377,273	$—
Freight forward agreements	$265,768	$—	$265,768	$—

The estimated fair values of the Company’s forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist based on published indexes. Such quotes represent the estimated amounts the Company would receive or pay to terminate the contracts.

Note 6. Related Party Transactions

	December 31, 2017	Activity	September 30, 2018
			(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables)	$1,421,920	261,684	$1,683,604

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$4,325,000	(865,000)	$3,460,000
Interest payable in-kind - 2011 Founders Note	684,597	(443,265)	241,332
Promissory Note to Bulk Invest, Ltd.	2,000,000	(2,000,000)	—
Total current related party debt	$7,009,597	$(3,308,265)	$3,701,332

 In November 2014, the Company entered into a $5,000,000 Promissory Note (the “Note”) with Bulk Invest, Ltd., a company controlled by the Founders. The $2,000,000 outstanding balance on the Note was repaid on February 6, 2018.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The balance of the 2011 Founders Note was $3,460,000 and $4,325,000 at September 30, 2018 and December 31, 2017, respectively.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels and the two vessels operating under bareboat charters. During the three months ended September 30, 2018 and 2017, the Company incurred technical management fees of approximately $777,600 and $717,600, respectively, under this arrangement. During the nine-month periods ended September 30, 2018 and 2017, the Company incurred technical management fees of approximately $2,298,000 and $2,022,000, respectively, under this arrangement. These fees are included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at September 30, 2018 and December 31, 2017 were approximately $1,684,000 and $1,422,000, respectively.

Dividends payable consist of the following, all of which are payable to related parties:

	2013 common stock dividend	2013 Odyssey and Orion dividend (1)	Total
Balance at December 31, 2017	6,333,598	904,803	7,238,401
Payments	(1,135,000)	(904,803)	(2,039,803)
Balance at September 30, 2018	$5,198,598	$—	$5,198,598
(1) Paid on February 13, 2018

Note 7. Commitments and Contingencies

Vessel Sales and Leasebacks Accounted for as Capital Leases

The Company's fleet includes four vessels financed under sale and leaseback financing arrangements accounted for as capital leases. The selling price of the m/v Bulk Destiny to the new owner (lessor) was $21.0 million and the fair value of the vessel at the inception of the lease was $24.0 million. The difference between the selling price and the fair value of the vessel was recorded as prepaid rent and is being amortized over the 25 year estimated useful life of the vessel. Prepaid rent is included in vessel under capital lease on the consolidated balance sheet at September 30, 2018. Minimum lease payments fluctuate based on three-month LIBOR and are payable quarterly over the seven year lease term, with a purchase obligation of $11,200,000 due with the final lease payment in January 2024. Interest is floating at LIBOR plus 2.75% (5.06% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

The selling price of the m/v Bulk Beothuk was $7,000,000 and the fair value was estimated to be the same. The lease is payable at $3,500 per day every fifteen days over the five year lease term, and a balloon payment of $4,000,000 is due with the final lease payment in June 2022. Interest is fixed at 11.83%. The Company will own this vessel at the end of the lease term.

The selling price of the m/v Bulk Trident was $13,000,000 and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (4.02% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

The selling price of the m/v Bulk PODS was $14,750,000 and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (4.02% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

Long-term Contracts Accounted for as Operating Leases

On July 5, 2016, the Company entered into five-year bareboat charter agreements with the owner of two vessels (which were then renamed the m/v Bulk Power and the m/v Bulk Progress). Under a bareboat charter, the charterer is responsible for all of the vessel operating expenses in addition to the charter hire. The agreement also contains a profit sharing arrangement. Scheduled increases in charter hire are included in minimum rental payments and recognized on a straight-line basis over the lease term. Profit sharing is excluded from minimum lease payments and recognized as incurred. The rent expense under these bareboat charters (which are classified as operating leases) totals approximately $365,000 per annum. The vessels' owner sold the m/v Bulk Progress on August 22, 2018 and the m/v Bulk Power on September 17, 2018. The Company agreed to release the owner from its commitment under the bareboat charters and has been compensated in the form of commission for the sales.

The Company leases office space for its Copenhagen operations. The lease can be terminated with six months prior notice after June 30, 2018.

Future minimum lease payments under capital leases and operating leases with initial or remaining terms in excess of one year at September 30, 2018 were:

	Capital Lease	Operating Leases
2019	$8,392,312	$110,136
2020	8,223,004	—
2021	8,237,265	—
2022	11,610,676	—
2023	6,577,371	—
Thereafter	22,773,669	—
Total minimum lease payments	$65,814,297	$110,136
Less amount representing interest	13,440,977
Present value of minimum lease payments	52,373,320
Less current portion	5,336,417
Long-term portion	$47,036,903

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

Note 8. Subsequent Events

On October 26, 2018, the Company, through a wholly-owned subsidiary, signed a Memorandum of Agreement to purchase a Supramax bulk carrier built in 2009 for approximately $13 million. The vessel is expected to be delivered in the first quarter of 2019.

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

Selected Financial Information

(in thousands, except shipping days data) (figures may not foot due to rounding)	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2018	2017	2018	2017
Selected Data from the Consolidated Statements of Operations
Voyage revenue	$81,813	$93,689	$233,979	$251,608
Charter revenue	13,532	13,334	37,162	31,294
Total revenue	95,345	107,023	271,141	282,902
Voyage expense	36,685	44,305	104,881	124,175
Charter expense	28,533	34,765	81,913	91,140
Vessel operating expenses	9,864	9,144	29,760	26,810
Total cost of transportation and service revenue	75,082	88,215	216,553	242,125
Net revenue (1)	20,263	18,808	54,588	40,777
Other operating expenses	8,115	8,714	25,352	23,023
Loss on sale and leaseback of vessels	—	70	860	9,275
Income from operations	12,148	10,025	28,376	8,479
Total other expense, net	(1,751)	(1,267)	(5,571)	(3,901)
Net income	10,397	8,757	22,805	4,578
Income attributable to noncontrolling interests	(2,120)	(1,576)	(4,430)	(787)
Net income attributable to Pangaea Logistics Solutions Ltd.	$8,277	$7,181	$18,375	$3,791

Adjusted EBITDA (2)	16,559	14,045	42,377	29,358

Shipping Days (3)
Voyage days	3,276	4,133	9,449	11,519
Time charter days	964	1,172	2,598	2,790
Total shipping days	4,240	5,305	12,047	14,309

TCE Rates ($/day) (4)	$13,835	$11,822	$13,801	$11,093

	September 30, 2018	December 31, 2017
Selected Data from the Consolidated Balance Sheets
Cash, restricted cash and cash equivalents	$53,265	$38,532
Total assets	$453,847	$423,297
Total secured debt, including obligations under capital leases	$171,925	$163,396
Total liabilities and stockholders' equity	$453,847	$423,297

	For the nine months ended September 30,
	2018	2017
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$27,225	$13,745
Net cash used in investing activities	$(15,005)	$(48,161)
Net cash (used in) provided by financing activities	$2,514	$39,330

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

The reconciliation of income (loss) from operations to net revenue and adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Revenue
Income from operations	$12,147,790	$10,024,655	$28,376,415	$8,479,081
General and administrative	3,704,360	4,762,860	12,211,329	11,418,900
Depreciation and amortization	4,410,977	3,950,661	13,140,234	11,604,168
Loss on sale and leaseback of vessels	—	70,000	860,426	9,275,042
Net Revenue	$20,263,127	$18,808,176	$54,588,404	$40,777,191

Adjusted EBITDA
Income from operations	$12,147,790	$10,024,655	$28,376,415	$8,479,081
Depreciation and amortization	4,410,977	3,950,661	13,140,234	11,604,168
Loss on sale and leaseback of vessel	—	70,000	860,426	9,275,042
Adjusted EBITDA	$16,558,767	$14,045,316	$42,377,075	$29,358,291

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

Industry Overview

The seaborne drybulk transportation industry is cyclical and can be volatile, however strong demand from China and fewer newbuilding deliveries have lead to higher rates, after several difficult years. The rising protectionism and uncertain trade war over tariffs may dampen growth in demand for some products, but analysts predict volumes will not change and may increase tonne-miles by disrupting historical trade patterns. Average published market rates have increased 22% quarter to quarter and the Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 1,627 for the third quarter of 2018, up from an average of 1,162 for the comparable quarter of 2017. The Company's TCE rates have climbed consistently since the third quarter of 2017 and have exceeded average published market rates by an average of 20% over this period.

3rd Quarter 2018 Highlights

•	Income from operations of $12.1 million for the three months ended September 30, 2018, compared to $10.0 million for the same period of 2017.

•	Net income attributable to Pangaea Logistics Solutions Ltd. of $8.3 million as compared to $7.2 million for the three months ended September 30, 2017.

•
Pangaea's TCE rates increased 17% to $13,835 from $11,822 in the third quarter of 2017 while the market average for the third quarter was approximately $11,395, giving the Company an overall average premium over market rates of approximately $2,440 or 21%.

•
The Company completed two long-term COAs during 2017 and as a result, total shipping days decreased in the third quarter as compared to the third quarter of 2017. However, this decrease was met with higher TCE rates, resulting in an increase in revenue and in net revenue, the latter of which increased 8% to $20.3 million for the three months ended September 30, 2018, up from $18.8 million for the three months ended September 30, 2017.

•	At the end of the quarter, Pangaea had $53.3 million in cash, restricted cash and cash equivalents.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the three months ended September 30, 2018 was $95.3 million, compared to $107.0 million for the same period in 2017, an 11% decrease. The total number of shipping days decreased 20% to 4,240 in the three months ended September 30, 2018, compared to 5,305 for the same period in 2017.

Components of revenue are as follows:

Voyage revenues decreased by 13% for the three months ended September 30, 2018 to $81.8 million compared to $93.7 million for the same period in 2017. The decrease in voyage revenues was predominantly driven by a 21% decrease in the number of voyage days, which were 3,276 in the third quarter of 2018 as compared to 4,133 in the third quarter of 2017. The decrease in voyage days was due in large part to COAs that began in 2017 and were completed prior to the first quarter of 2018. However, market improvement from the three months ended September 30, 2017 to the three months ended September 30, 2018 translated into higher voyage revenues for the current period, as highlighted above.

Charter revenues increased to $13.5 million from $13.3 million, or 1%, for the three months ended September 30, 2018 compared to the same period in 2017. The increase in charter revenues was due to improvement in drybulk market rates offset by a decrease in time charter days which were down 10% to 964 in the third quarter of 2018 from 1,172 in the third quarter of 2017.

Voyage Expenses

Voyage expenses for the three months ended September 30, 2018 were $36.7 million, compared to $44.3 million for the same period in 2017, a decrease of approximately 17%. The decrease in voyage expense was due to the decrease in voyage days, as discussed above the effect of which was offset by an increase in the average cost of bunkers, quarter to quarter. The bunker cost per day increased 13% from the three months ended September 30, 2018 to the three months ended September 30, 2017.

Charter Hire Expenses

Charter hire expenses for the three months ended September 30, 2018 were $28.5 million, compared to $34.8 million for the same period in 2017. The number of chartered-in days decreased 33% from 3,762 days in the three months ended September 30, 2017 to 2,537 days for the three months ended September 30, 2018. However, the improving dry bulk market pushed average charter-hire rates paid by the Company up 22% for the three months ended September 30, 2018 as compared to the same period of 2017. Charter hire expense as a percentage of total revenue dropped to 30% in the three months ended September 30, 2018 compared to 32% in the three months ended September 30, 2017, mostly due to the increase in owned days, which is discussed below.

Vessel Operating Expenses

Vessel operating expenses for the three months ended September 30, 2018 were $9.9 million, compared to $9.1 million in the comparable period in 2017, an increase of approximately 8%. The increase in vessel operating expenses is due to the 6% increase in owned and bareboat charter days, which were 1,848 in the three months ended September 30, 2018 as compared to 1,748 in the three months ended September 30, 2017. This increase is due to the addition of vessels acquired on December 2017 and August 2018. Vessel operating expenses per day, including technical management fees, were $5,338 for the three months ended September 30, 2018 and $5,231 for the three months ended September 30, 2017.

General and Administrative Expenses

General and administrative expenses decreased from $4.8 million in the three months ended September 30, 2017 to $3.7 million in the three months ended September 30, 2018. This is due to timing of recognition of incentive compensation resulting in a decrease in accrued bonus compensation of $1million.

Depreciation and amortization

The increase in depreciation and amortization is due to the increase in the number of vessels owned and operated under bareboat charters. Ownership days increased 6% due to acquisitions in December of 2017 and August 2018, as noted above. In addition, there were capitalized drydock expenses for three of the Company's owned vessels since the third quarter of 2017, which increased the amortization expense by approximately $155,000.

Loss on sale and leaseback of vessels

The Company incurred a loss of $0.1 million on the sale and subsequent leaseback of the m/v Bulk Beothuk in the three months ended September 30, 2017.

Income from Operations

The Company had income from operations of $12.1 million for the three months ended September 30, 2018 as compared to income from operations of $10.0 million for the three months ended September 30, 2017. This is primarily due to the improving market fundamentals demonstrated by the 8% increase in net revenue.

Unrealized (loss) gain on derivative instruments

The Company incurred gains on FFAs of approximately $9,000 and $495,000 on bunker swaps in the three months ended September 30, 2018 as compared to losses on FFAs of approximately $379,000 and gains on bunker swaps of approximately $319,000 in the three months ended September 30, 2017. These result from changes in the fair value of the derivatives at the respective balance sheet dates.

Other Income (Expense)
In the three months ended September 30, 2017 the Company recognized other income of $0.9 million from a non-performance settlement that had not previously been recognized.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

Total revenue for the nine months ended September 30, 2018 was $271.1 million, compared to $282.9 million for the same period in 2017. The total number of shipping days decreased 16% to 12,047 in the three months ended September 30, 2018, compared to 14,309 for the same period in 2017, however the average TCE rate increased 24% to $13,801 per day for the nine months ended September 30, 2018, compared to $11,093 per day for same period in 2017.

Components of revenue are as follows:

Voyage revenues were $234.0 million for the nine months ended September 30, 2018 compared to $251.6 million for the same period in 2017. The decrease in voyage revenues was predominantly driven by the 18% decrease in the number of voyage days, which were 9,449 in the nine months ended September 30, 2018 as compared to 11,519 in the nine months ended September 30, 2017. The decrease in voyage days was due in large part to COAs that began in the nine months ended September 30, 2017 and were completed within the year. However, market improvement from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 translated into better net results for the current period, as highlighted above. Voyage revenues were also impacted by the adoption of ASC 606 which resulted in a net increase of approximately $1.1 million or $87 per day of TCE revenue for the nine months ended September 30, 2018.

Charter revenues increased to $37.2 million from $31.3 million, or 19%, for the nine months ended September 30, 2018 compared to the same period in 2017. The increase in charter revenues was due to improvement in drybulk market rates which are discussed above, offset by a slight reduction in time charter days which were down slightly to 2,598 in the nine months ended September 30, 2018 from 2,790 in the nine months ended September 30, 2017.

Voyage Expenses

Voyage expenses for the nine months ended September 30, 2018 were $104.9 million, compared to $124.2 million for the same period in 2017, a decrease of approximately 16%. The decrease in voyage expense was due to the 18% decrease in voyage days, as discussed above.

Charter Hire Expenses

Charter hire expenses for the nine months ended September 30, 2018 were $81.9 million, compared to $91.1 million for the same period in 2017. The number of chartered-in days decreased 28% from 9,932 days in the nine months ended September 30, 2017 to 7,176 days for the nine months ended September 30, 2018 due in part to the increase in owned days. However, the improving dry bulk market pushed average charter-hire rates paid by the Company up 24% for the nine months ended September 30, 2018 as compared to the same period of 2017. Charter hire expense as a percentage of total revenue remained fairly consistent at 32% in the nine months ended September 30, 2017 compared to 30% in the nine months ended September 30, 2018. The Company continues to operate under its successful strategy of chartering-in primarily for committed contracts.

Vessel Operating Expenses

Vessel operating expenses for the nine months ended September 30, 2018 were $29.8 million, compared to $26.8 million in the comparable period in 2017, an increase of approximately 11%. The increase in vessel operating expenses is due to the 9% increase in owned and bareboat charter days, which were 5,468 in the nine months ended September 30, 2018 as compared to 5,008 in the nine months ended September 30, 2017. This increase is due to the addition of two vessels acquired in December 2017 and August 2018. Vessel operating expenses per day, including technical management fees, were $5,443 for the nine months ended September 30, 2018 and $5,353 for the nine months ended September 30, 2017.

General and Administrative Expenses

General and administrative expenses increased from $11.4 million in the nine months ended September 30, 2017 to $12.2 million in the nine months ended September 30, 2018. This is due to an increase non cash stock based compensation, salary related expenses and other expenses of $0.2 million, $0.3 million and $0.3 million, respectively.

Depreciation and amortization

The increase in depreciation and amortization is due to the increase in the number of owned vessels after acquisitions in December of 2017 and August of 2018, as noted above and to an increase in amortization of capitalized drydocking expenses incurred in 2018 compared to 2017.

Loss on sale and leaseback of vessels

The Company incurred losses of $9.3 million on the sales and subsequent leasebacks of the m/v Bulk Destiny and the m/v Bulk Beothuk in the nine months ended September 30, 2017 and $0.9 million of loss on the sale and leaseback of the m/v Bulk Trident in the nine months ended September 30, 2018.

Income from Operations

The Company had income from operations of $28.4 million for the nine months ended September 30, 2018 as compared to income from operations of $8.5 million for the nine months ended September 30, 2017. The change reflects the 34% increase in net revenue resulting from improvement in market fundamentals and the losses on sale and leaseback transactions incurred in the nine months ended September 30, 2017, discussed above.

Unrealized (loss) gain on derivative instruments

The Company incurred losses on FFAs of approximately $0.3 million and gains on bunker swaps of approximately $0.7 million in the nine months ended September 30, 2018 as compared to a gain on FFAs of approximately $0.7 million and a loss on bunker swaps of approximately $0.3 million in the nine months ended September 30, 2017. These result from changes in the fair value of the derivatives at the respective balance sheet dates.

Other Income (Expense)

Other income represents a recovery $0.4 million of expenses reserved for claims that have been fully settled, and to income from an unconsolidated subsidiary of $0.1 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2017 other income represents $0.9 million settlement of a non-performance claim that had not previously been recognized, to the recovery of $0.5 million of expenses incurred in a litigation action that was indemnified by third parties, and to income from an unconsolidated subsidiary of $0.3 million.

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

At June 30, 2018 and 2017, and , the Company identified potential triggering events that resulted from sale and leaseback financing arrangements transacted in those periods. As a result, the Company evaluated each asset group for impairment by estimating the total undiscounted cash flows expected to result from the use of the asset group and its eventual disposal. The estimated undiscounted future cash flows were higher than the carrying amount of the vessels in the Company's fleet and as such, no loss on impairment was recognized.

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

At September 30, 2018 and December 31, 2017, the Company had working capital of $39.5 million and $13.0 million, respectively.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $27.2 million and $13.7 million in the nine months ended September 30, 2018 and 2017, respectively; $29.2 million in 2017 and $19.2 million in 2016; and its ability to procure long-term fixed contract employment (COAs) with new and longstanding customers. In addition, the Company has demonstrated its unique ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments. For more information on the results of operations, see ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

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

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $289,000 in the three months ended September 30, 2017 and expensed drydocking costs of approximately $29,000 and $20,000 in the three months ended September 30, 2018 and 2017, respectively. The Company capitalized drydocking costs totaling approximately $1.5 million and $1.0 million and expensed drydocking costs of approximately $71,000 and $787,000 in the nine months ended September 30, 2018 and 2017, respectively.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at September 30, 2018 or December 31, 2017.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The international shipping industry is capital intensive, requiring significant amounts of investment provided in the form of long-term debt. Certain of the Company’s outstanding debt contain floating interest rates that fluctuate with changes in the financial markets and in particular changes in LIBOR. Increasing interest rates could increase the Company’s interest expense and adversely impact its future earnings. The Company’s net effective exposure to floating interest rate fluctuations on its outstanding debt was $83.6 million and $66.5 million, respectively, at September 30, 2018 and December 31, 2017.

The Company’s interest expense is affected by changes in the general level of interest rates, particularly LIBOR. As an indication of the extent of the Company’s sensitivity to interest rate changes, an increase in LIBOR of 1% would have decreased the Company’s net income and cash flows during each of the three month periods ended September 30, 2018 and 2017 by approximately $0.2 million, based on the debt levels at the beginning of each period. The Company expects its sensitivity to interest rate changes to increase in the future if the Company enters into additional floating rate debt agreements in connection with its acquisition of additional vessels.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). Such economic hedges do not always qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of FFAs at September 30, 2018 was an asset of $3,000. The aggregate fair value of FFAs at December 31, 2017 was an asset of $266,000.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. During the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at September 30, 2018 and December 31, 2017 were assets of $1,118,000 and $377,000, respectively.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the nine months ended September 30, 2018.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit no.	Description	Incorporated By Reference			Filed herewith
		Form	Date	Exhibit

10.43	Bareboat Charter Party Dated 17 August 2018				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

EX-101.INS	XBRL Instance Document				X

EX-101.SCH	XBRL Taxonomy Extension Schema				X

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase				X

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2018.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)