Form 10-K
period 2018-12-31
Pangaea Logistics Solutions Ltd.
filed 2019-03-20
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☐

The aggregate market value of the registrant's Common Stock held by non-affiliates at June 30, 2018 was approximately $22.5 million based on the Nasdaq closing price for such shares on that date. The registrant has no non-voting common equity.

As of March 20, 2019, there were 44,504,090 shares of Common Shares, $.0001 par value per share, outstanding.

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

PART I.

ITEM 1. BUSINESS

Introduction

Pangaea Logistics Solutions Ltd. and its subsidiaries (collectively, “Pangaea” or the “Company”) provides seaborne drybulk logistics and transportation services. Pangaea utilizes its logistics expertise to service a broad base of industrial customers who require the transportation of a wide variety of drybulk cargoes, including grains, coal, iron ore, pig iron, hot briquetted iron, bauxite, alumina, cement clinker, dolomite and limestone. The Company addresses the logistics needs of its customers by undertaking a comprehensive set of services and activities, including cargo loading, cargo discharge, vessel chartering, voyage planning, and vessel technical management. The Company participated in the development and expansion of a major port on the United States' east coast and delivered approximately 3.6 million tons of construction material to the port under the contract.

Business

The Company provides logistics and transportation services to clients utilizing an ocean-going fleet of motor vessels ("m/v") in the Handymax, Supramax, Ultramax and Panamax segments. At any time, this fleet may be comprised of 30-50 vessels that are chartered-in on a short-term basis for operation under our contract business. In addition, the Company has invested in 20 vessels which are wholly-owned or partially-owned through joint ventures. The Company uses this fleet to transport approximately 26 million tons of cargo annually to nearly 250 ports around the world, averaging approximately 45 vessels in service daily in 2018 and 53 during 2017.

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

•
Expand capacity and flexibility by increasing its owned fleet.  The Company is continually looking to acquire additional high-quality vessels suited for its business strategy, the needs of its customers and growth opportunities the Company identifies. The Company believes that its experience as a reliable and serious counterparty in the purchase and sale market for second-hand vessels positions it as a candidate for acquisition of high quality vessels. The Company currently controls (owns or has an ownership interest in) a fleet of 20 bulk carriers. The current fleet includes six Ice-Class 1A Panamax, two Ice-Class 1C Ultramax, three Panamax, seven Supramax and two Handymax Ice-Class 1A bulk carriers. The Company took delivery of the seventh Supramax in February 2019.

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

•
Focus on customized and complete logistics solutions within targeted dry bulk trades.  The Company intends to leverage its experience in designing custom loading and discharging systems in critical ports and optimizing vessel operations in ports to provide complete logistics solutions to its clients.  The Company continues to look for opportunities to transport cargo for clients from, or to, rarely used or underdeveloped port facilities to expand its operations.   The Company believes this operational expertise and complete logistics solutions will enhance the services offered, strengthen our client relationships and generate increased operating margins for the Company.

Competitive Strengths

The Company believes that it possesses a number of competitive strengths in its industry, including:

•
Expertise in certain niche markets and routes.  The Company has developed expertise and a major presence in selected niche markets and less commoditized routes, especially the Baltic Sea in winter, the Northern Sea Route between Europe and Asia in summer, and the trade route between Jamaica and the United States, as well as selected ports, particularly in Newfoundland and Baffin Island. The Company believes that there is less competition to carry “minor,” as compared to traditional “major,” bulk cargoes, and, similarly, that there is less competition on less commoditized routes. The Company believes that its experience in carrying a wide range of cargoes and transiting less common routes and ports increases its likelihood of securing higher rates and margins than those available for more commoditized cargoes and routes. The Company believes it operates assets well suited to certain of these routes, including its Japanese built Ice-Class 1A Panamax and Ice-Class 1C Utramax vessels and its Korean built Ice-Class 1A Handymax vessels. The ice-class fleet has historically produced margins that are superior to the average market rate. More than half of its fleet is chartered in and the Company selects these vessels to match the cargo and port characteristics of their nominated voyages. The Company has experience operating in all regularly operating dry bulk loading and discharge ports globally.

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

•
Strong Alignment and Transparency.  The Company observes that many publicly traded shipping companies rely on service providers affiliated with senior management or dominant shareholders for fundamental activities. Beyond the operational benefits to its customers of integrated commercial and technical management, the Company believes that its shareholders are benefited by its strategy of performing many of those activities in-house. Related to these efforts to maximize alignment of interest, the Company believes that the associated transparency of ownership and authority will be attractive to current and prospective shareholders. Consistent with the foregoing, the Company’s only related party transactions with senior management are principal and interest obligations for loans provided by its Founders, on terms approved by the independent members of the Board of Directors.

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

Management

The Company’s management team consists of senior executive officers and key employees with decades of experience in the commercial, technical, management and financial areas of the logistics and shipping industries. The Company’s co-founder and Chief Executive Officer, Edward Coll, has over 39 years of experience in the drybulk shipping industry. Other members of its management team and key employees, Mark Filanowski, Mads Boye Petersen, Peter Koken, Robert Seward, Fotis Doussopoulos, and Gianni Del Signore, also have extensive experience in the shipping industry. The Company believes its management team is well respected in the drybulk sector of the shipping industry and, over the years, has developed strong commercial relationships with industrial customers and lenders. The Company believes that the experience, reputation and background of its management team will continue to be key factors in its success.

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

As of March 20, 2019, the Company operates its fleet of 20 owned or partially owned vessels, which are described in the table below:

Vessel Name	Type	DWT	Year Built	Yard
m/v Bulk Endurance	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding
m/v Bulk Destiny	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding
m/v Nordic Oasis	Panamax (Ice Class 1A)	76,180	2016	Oshima Shipbuilding
m/v Nordic Olympic	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding
m/v Nordic Odin	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding
m/v Nordic Oshima	Panamax (Ice Class 1A)	76,180	2014	Oshima Shipbuilding
m/v Nordic Orion	Panamax (Ice Class 1A)	75,603	2011	Oshima Shipbuilding
m/v Nordic Odyssey	Panamax (Ice Class 1A)	75,603	2010	Oshima Shipbuilding
m/v Bulk Pride	Supramax	58,749	2008	Tsuneishi Group (Zhoushan) Shipbuilding Inc.
m/v Bulk Trident	Supramax	52,514	2006	Tsuneishi Heavy Industries (Cebu)
m/v Bulk Freedom	Supramax	52,454	2005	Tsuneishi Shipbuilding Co. Ltd.
m/v Bulk Newport	Supramax	52,587	2003	Shin Kurushima Toyohashi
m/v Bulk Beothuk	Supramax	50,992	2002	Oshima Shipbuilding
m/v Bulk Juliana	Supramax	52,510	2001	Shin Kurushima Toyohashi
m/v Bulk Spirit (1)	Supramax	52,950	2009	Oshima Shipbuilding
m/v Bulk Patriot	Panamax	73,700	1999	Sumitomo Shipbuilding
m/v Bulk Pangaea	Panamax	70,165	1996	Sumitomo Shipbuilding
m/v Bulk PODS	Panamax	76,561	2006	Imabari SB Marugame
m/v Nordic Bothnia	Handymax (Ice Class 1A)	43,706	1995	Daewoo
m/v Nordic Barents	Handymax (Ice Class 1A)	43,702	1995	Daewoo

(1) The Company took delivery of this vessel in February 2019.

The Company owns its vessels through separate wholly-owned subsidiaries and through joint venture entities with other owners, which the Company consolidates as variable interest entities in its consolidated financial statements.

The Company owns one-third of Nordic Bulk Holding Company Ltd., (“NBHC”), a corporation that was duly organized under the laws of Bermuda in October 2012. The m/v Nordic Orion (“Orion”), the m/v Nordic Odyssey (“Odyssey”), the m/v Nordic Oshima (“Oshima”), the m/v Nordic Olympic (“Olympic”), the m/v Nordic Odin (“Odin”) and the m/v Nordic Oasis (“Oasis”) are owned by wholly-owned subsidiaries of NBHC. All of these vessels are chartered to NBC, a wholly-owned subsidiary of the Company, at fixed rates and also have a profit share arrangement. NBC commercially operates these vessels in spot and COA trades.

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

In addition to its owned fleet, the Company operates chartered-in Panamax, Supramax, Handymax and Handysize drybulk carriers. The Company employed an average of 45 vessels at any one time during 2018 and 53 in 2017. In 2018, the Company owned interests in 20 vessels and chartered in another 159 for one or more voyages. In 2017, the Company owned interests in 18 vessels and chartered in another 198 for one or more voyages. The Company generally charters in third-party vessels for periods of less than nine months and, in most cases, less than six months. Chartered-in contracts are negotiated through third-party brokers, who are paid commission on a percentage basis. The Company believes that shorter-term charters afford it flexibility to match its variable costs to its customers’ service requirements. The Company also believes that this combination of owned and chartered-in vessels helps it to more efficiently match its customer demand than the Company could with only owned vessels or an entirely chartered-in fleet.

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

As of March 20, 2019, the Company’s significant subsidiaries are as follows:

Company Name	Country of Organization	Proportion of Ownership Interest
Americas Bulk Transport (BVI) Limited	British Virgin Islands	100%	(A)
Phoenix Bulk Management Bermuda Limited	Bermuda	100%	(B)
Phoenix Bulk Carriers (BVI) Limited (“PBC”)	British Virgin Islands	100%	(C)
Bulk Ocean Shipping Company (Bermuda) Ltd.	Bermuda	100%	(D)
Phoenix Bulk Carriers (US) LLC	Delaware	100%	(E)
Allseas Logistics Bermuda Ltd.	Bermuda	100%	(F)
Bulk Patriot Ltd. (“Bulk Patriot”)	Bermuda	100%	(G)
Bulk Juliana Ltd. (“Bulk Juliana”)	Bermuda	100%	(G)
Bulk Trident Ltd. (“Bulk Trident”)	Bermuda	100%	(G)
Bulk Atlantic Ltd. (“Bulk Beothuk”)	Bermuda	100%	(G)
Nordic Bulk Barents Ltd. (“Bulk Barents”)	Bermuda	100%	(G)
Nordic Bulk Bothnia Ltd. (“Bulk Bothnia”)	Bermuda	100%	(G)
Nordic Bulk Carriers A/S (“NBC”)	Denmark	100%	(H)
Nordic Bulk Ventures (Cyprus) Limited ("NBV")	Cyprus	100%	(H)
109 Long Wharf LLC (“Long Wharf”)	Delaware	100%	(I)
Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”)	Bermuda	33%	(J)
Bulk Nordic Orion Ltd. (“Bulk Orion”)	Bermuda	33%	(J)
Bulk Nordic Oshima Ltd. (“Bulk Oshima”)	Bermuda	33%	(J)
Bulk Nordic Odin Ltd. (“Bulk Odin”)	Bermuda	33%	(J)
Bulk Nordic Olympic Ltd. (“Bulk Olympic”)	Bermuda	33%	(J)
Bulk Nordic Oasis Ltd. (“Bulk Oasis”)	Bermuda	33%	(J)
Nordic Bulk Holding Company Ltd. (“NBHC”)	Bermuda	33%	(K)
Bulk Nordic Five Ltd. (“Five”)	Bermuda	100%	(G)
Bulk Nordic Six Ltd. (“Six”)	Bermuda	100%	(G)
Nordic Bulk Ventures Holding Company Ltd. (“BVH”)	Bermuda	100%	(A)
Bulk Freedom Corp. ("Bulk Freedom")	Marshall Islands	100%	(G)
Bulk Pride Corp. ("Bulk Pride")	Marshall Islands	100%	(G)
Venture Barge (U.S) Corp. ("VBC")	Delaware	50%	(L)
Flintstone Ventures Limited ("FVL")	Newfoundland and Labrador	100%	(M)
Seamar Management S.A.	Greece	51%	(N)
Bulk PODS Ltd. (Bulk PODS")	Marshall Islands	100%	(G)
Bulk Spirit Ltd. ("Bulk Spirit")	Marshall Islands	100%	(G)
Nordic Bulk Carriers Singapore Pte. Ltd.	Singapore	100%	(H)
Narragansett Bulk Carriers (US) Corp.	Rhode Island	100%	(H)

(A)	The primary purpose of this corporation is to manage and operate ocean going vessels.

(B)	The primary purpose of this entity is to perform certain administrative management functions that have been assigned by PBC.

(C)	The primary purpose of this corporation is to provide logistics services to customers by chartering, managing and operating ships.

(D)	The primary purpose of this corporation is to manage the fuel procurement for all vessels.

(E)	The primary purpose of this corporation is to act as the U.S. administrative agent for the Company.

(F)	The primary purpose of this corporation is to act as the treasury agent for the Company.

(G)	The primary purpose of these entities is owning bulk carriers.

(H)	The primary purpose of these entities is to provide logistics services to customers by chartering, managing and operating ships. NBV is the holding company of NBC.

(I)	Long Wharf is a limited liability company duly organized under the laws of Delaware for the purpose of holding real estate located in Newport, Rhode Island.

(J)	The primary purpose of these entities is owning bulk carriers. These companies are wholly-owned by NBHC, which is one-third owned by the Company.

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

The world’s fleet of vessels dedicated to carrying dry bulk cargoes is traditionally divided into six major categories, based on a vessel’s cargo carrying capacity. These categories are: Handysize, Supramax, Ultramax, Panamax, Capesize and Very Large Ore Carrier. Certain routes and geographies are less accessible to certain vessel sizes. For example, Panamax and Supramax vessels are the main dry bulk vessel types deployed in the Baltic due to draft restrictions. Similarly, these vessels tend to be deployed on the Northern Sea Route (NSR) along the coast of Russia.

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

Within the dry bulk shipping industry, the freight rate indices issued by the Baltic Exchange in London are the references most likely to be monitored. These references are based on actual charter hire rates under charters entered into by market participants as well as daily assessments provided to the Baltic Exchange by a panel of major shipbrokers. The Baltic Exchange, an independent organization comprised of shipbrokers, shipping companies and other shipping players, provides daily independent shipping market information and has created freight rate indices reflecting the average freight rates for the major bulk vessel trading routes. The Baltic Dry Index ("BDI"), is a composite of the Capesize, Panamax and Supramax timecharter averages. It is considered a proxy for dry bulk shipping stocks as well as a general shipping market bellwether.

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

Risks Relating to the Company’s Industry

The cyclical and volatile nature of the seaborne drybulk transportation industry may lead to decreases in charter and freight rates, which may have an adverse effect on the Company’s revenues, earnings and profitability and its ability to comply with its loan covenants. The market improved in 2018 due to increased demand from China and a fewer newbuilding deliveries, which constrict the supply of tonnage and inflate rates. Going forward, rising protectionism and uncertainty concerning a trade war over tariffs may dampen growth in demand for some products, however, some analysts predict volumes will not change and may increase tonne-miles by disrupting historical trade patterns.

The seaborne drybulk transportation industry is cyclical and volatile, and a lengthy downturn in the drybulk charter market severely affected the entire drybulk shipping industry. Although rates increased in 2018, there can be no assurance that drybulk charter rates will continue to increase, and rates could decline. Volatility of charter and freight rates is due to various factors, including changing crude oil prices, economic activity in the largest economies, including China, a strong U.S. Dollar and the associated weakening of other world currencies and the supply of available tonnage.

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

Newbuilding activity increased dramatically in 2017 and over $10 billion was committed in the first quarter of 2018, but enthusiasm for newbuild orders began to wane in the second quarter. The recent increase in scrapping of vintage tonnage suggests the dry bulk fleet as a whole may grow at a slower pace than demand.

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

In addition, as vessels grow older, they generally decline in value. If the market values of our owned vessels decrease, we may not be in compliance with certain covenants in our credit facilities secured by mortgages on our drybulk vessels unless we provide additional collateral or prepay a portion of the loan to a level where we are again in compliance with our loan covenants. The Company was in compliance with all of its covenants for the years ended December 31, 2018 and 2017.

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

In the quarters ended March 31, 2017, June 30, 2017 and June 30, 2018, we identified potential impairment indicators by reference to industry-wide estimated market values of all vessels of the same size range and age. As a result, we evaluated each asset group for impairment by estimating the total undiscounted cash flows expected to result from the use of the asset group and its eventual disposal. The estimated undiscounted future cash flows were higher than the carrying amount of the vessels in the Company's fleet and as such, no loss on impairment was recognized at these dates.

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

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean, Indonesia, the Gulf of Guinea off the Coast of Nigeria and the Gulf of Aden off the coast of Somalia. Although the frequency of sea piracy has decrease since the height of Somali piracy in 2010, sea piracy incidents continue to occur, predominantly in the Gulf of Guinea on Sub-Saharan Africa’s west coast. Dry bulk vessels and small tankers are particularly vulnerable to such attacks. If these piracy attacks result in regions in which our vessels are deployed being characterized as “war risk” zones by insurers, or Joint War Committee “listed areas,” premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs, including costs to employ onboard security guards, could increase in such circumstances. Furthermore, the obligations for charter hire payments and determination of on-hire days is unclear with respect to piracy. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, any detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, financial condition and results of operations.

Political instability, terrorist attacks and international hostilities can affect the seaborne transportation industry, which could adversely affect our business.

We conduct most of our operations outside of the United States, and our business, results of operations, cash flows, financial condition and ability to pay dividends, if any, in the future may be adversely affected by changing economic, political and government conditions in the countries and regions where our vessels are employed or registered. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political conflicts, including the current political instability in Venezuela, the Middle East, Ukraine, North Korea and other geographic areas, terrorist or other attacks, war and other international hostilities. Terrorist attacks and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks around the world, continues to cause uncertainty in the world's financial markets and may affect our business, operating results and financial condition. Continuing conflicts and recent developments in Venezuela, North Korea and the Middle East and the presence of U.S. or other armed forces in Iraq, Afghanistan and various other regions, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in many regions around the world. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

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

We expect to derive a significant part of our revenue and cash flow from a relatively small number of repeat customers. For the year ended December 31, 2018, two customers accounted for 19% of total revenue and all of our top ten customers, representing 38% of total revenue, are repeat customers. If one or more of our significant customers is unable to perform under one or more charters or COAs and we are not able to find a replacement charter or COA; or if a customer exercises certain rights to terminate the charter or COA, we could suffer a loss of revenues that could materially adversely affect our business, financial condition, results of operations and cash available for distribution as dividends to our shareholders.

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

Non-compliance with any of our financial covenants or operating restrictions contained in our credit facilities may constitute an event of default under our credit facilities, which, unless cured within the grace period set forth under the applicable credit facility, if applicable, or waived or modified by our lenders, provides our lenders with the right to, among other things, require us to post additional collateral, enhance our equity and liquidity, increase our interest payments, pay down our indebtedness to a level where we are in compliance, sell vessels in our fleet, reclassify our indebtedness as current liabilities, accelerate our indebtedness, or foreclose their liens on our vessels and the other assets securing the credit facilities, which would impair our ability to continue to conduct our business. As of December 31, 2018, we are in compliance with covenants contained in our debt agreements. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Borrowing Activities.”

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

We are a “smaller reporting company” and a "non-accelerated filer" and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common shares less attractive to investors.

We are a “smaller reporting company,” as defined in the Securities Act of 1934, and may choose to rely on scaled disclosure requirements available to smaller reporting companies. On June 28, 2018, the Commission adopted amendments to the definition of “smaller reporting company” that became effective on September 10, 2018.  Under the new definition, generally, a company qualifies as a “smaller reporting company” if it has public float of less than $250 million; or it has less than $100 million in annual revenues and no public float or public float of less than $700 million.

The scaled disclosure requirements for smaller reporting companies permit us to include less extensive narrative disclosure than required of other reporting companies, particularly in the description of executive compensation and to provide audited financial statements for two fiscal years, in contrast to other reporting companies, which must provide audited financial statements for three fiscal years.

In addition to the accommodations that are available to smaller reporting companies, there are also different requirements that apply to “non-accelerated filers” and “accelerated filers.”  Generally, if a smaller reporting company has no public float or public float of less than $75 million, it will be a non-accelerated filer. A non-accelerated filer is not required to provide an auditor attestation of management's assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Sarbanes-Oxley Act Section 404(b), and, in contrast to other reporting companies, has more time to file its periodic reports. If a smaller reporting company has public float of $75 million or more, it will be an accelerated filer. Among other requirements, accelerated filers are required to provide an auditor’s attestation of management’s assessment of internal control over financial reporting required under Sarbanes-Oxley Act Section 404(b).

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

We are required to comply with certain provisions of Section 404 of Sarbanes-Oxley. However, as a smaller reporting company that is also a non-accelerated filer, we are exempt from certain of its requirements for so long as we remain so. For example, Section 404 of Sarbanes-Oxley requires that the Company and its independent auditors report annually on the effectiveness of our internal control over financial reporting. However, as a smaller reporting company and non-accelerated filer, we may take advantage of an exemption from the auditor attestation requirement. Once we are no longer a smaller reporting company and non-accelerated filer, or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent auditors on the effectiveness of our internal control over financial reporting. Management, however, is not exempt from this requirement, and is required to, among other things, maintain and periodically evaluate our internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process documentation, evaluation and testing of our internal control over financial reporting to allow us to report on the effectiveness of our internal control over financial reporting.

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

We estimate the useful life of our vessels to be 25 or 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of our vessels range from 2 to 23 years, depending on the age and type of vessel. The average age of our owned drybulk carriers at the time of this filing is approximately 11 years. A portion of our cash flows and income are dependent on the revenues earned by employing our vessels. If we are unable to replace the vessels in our fleet at the end of their useful lives, our business, results of operations, financial condition and ability to pay dividends could be materially and adversely affected. We currently do not maintain reserves for vessel replacements. We intend to finance vessel replacements from internally generated cash flow, borrowings under our credit facilities or additional equity or debt offerings.

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

We depend on the efforts, knowledge, skill, reputations and business contacts of our Chief Executive Officer, Edward Coll, our Chief Financial Officer, Gianni Del Signore, our Chief Operating Officer, Mark Filanowski, and other key employees, including Mads Boye Petersen, Peter Koken, Robert Seward, Neil McLaughlin and Fotis Doussopoulos. Accordingly, our success will depend on the continued service of these individuals. We do not have employment agreements with our executive officers or employees. We may experience departures of senior executive officers and other key employees, and we cannot predict the impact that any of their departures would have on our ability to achieve our financial objectives. The loss of the services of any of them could have a material adverse effect on our business, results of operations and financial condition.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares have been traded on The Nasdaq Capital Market under the symbol PANLsince our common shares began public trading on October 3, 2014.The Company's internet address is www.pangaeals.com.

Holders

As of March 20, 2019, the Company estimates that there were approximately 490 holders of record of our common shares.

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

In addition, since we are a holding company with no material assets other than the shares of our subsidiaries through which we conduct our operations, our ability to pay dividends will depend on our subsidiaries’ distributing to us their earnings and cash flows. During the years ended December 31, 2018 and 2017, we did not declare any dividends on our common shares. We cannot assure you that we will be able to pay regular quarterly dividends, and our ability to pay dividends will be subject to the limitations set forth above and in the section of this Form 10-K titled “Risk Factors.” The Company has dividends payable to related parties totaling $4.1 million at December 31, 2018.

Use of Proceeds

Not applicable

Purchases of Equity Securities by Issuer and Affiliates

Not applicable

Securities Authorized for Issuance Under Equity Compensation Plan

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plan.

 ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except shipping days data) (figures may not foot due to rounding)	As of and for the years ended December 31,
	2018	2017
Selected Data from the Consolidated Statements of Operations
Voyage revenue	$319,753	$337,683
Charter revenue	53,217	47,405
Total revenue	372,970	385,088
Charter expense	145,146	160,578
Voyage expense	116,958	132,853
Vessel operating expenses	39,830	36,436
Total cost of transportation and service revenue	301,934	329,867
Net revenue (1)	71,036	55,221
Other operating expenses	34,105	30,778
Loss on sale and leaseback of vessels	860	9,275

Income from operations	36,071	15,168
Total other expense, net	(12,089)	(6,068)
Net income	23,982	9,100
Income attributable to noncontrolling interests	(6,225)	(1,288)
Net income attributable to Pangaea Logistics Solutions Ltd.	$17,757	$7,812

Selected Data from the Consolidated Balance Sheets
Cash	$53,615	$34,532
Total assets	$453,475	$423,297
Total secured debt, including obligations under capital leases	$166,552	$163,396
Total shareholders' equity	$233,367	$210,656

Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$40,135	$29,223
Net cash used in investing activities	$(17,510)	$(64,554)
Net cash provided by financing activities	$(5,042)	$47,539
Adjusted EBITDA (2)	$54,552	$40,058

Shipping Days (3)
Voyage days	12,708	15,422
Time charter days	3,543	3,924
Total shipping days	16,251	19,346

TCE Rates ($/day) (4)	$14,019	$11,605

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

The reconciliation of income from operations to net revenue and adjusted EBITDA is as follows:

	Years Ended December 31,
	2018	2017
Net Revenue
Income from operations	$36,071	$15,169
General and administrative	16,484	15,163
Depreciation and amortization	17,621	15,615
Loss on sale and leaseback of vessels	860	9,275
Net Revenue	$71,036	$55,222

Adjusted EBITDA (in millions)
Income from operations	$36,071	$15,169
Depreciation and amortization	17,621	15,615
Loss on sale and leaseback of vessel	860	9,275
Adjusted EBITDA	$54,552	$40,059

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

Overview

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of those financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, expenses and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions and conditions. Significant estimates include the establishment of the allowance for doubtful accounts, the estimate of salvage value used in determining vessel depreciation expense, the fair value of derivative instruments and the fair value used to calculate the loss on sale and leaseback transactions..

Critical accounting policies are those that reflect significant judgments or uncertainties and potentially result in materially different results under different assumptions and conditions. The critical accounting policies are revenue recognition, deferred revenue, allowance for doubtful accounts, vessel depreciation and long-lived assets impairment considerations.

Revenue Recognition. Voyage revenues represent revenues earned by the Company, principally from providing transportation services under voyage charters. A voyage charter involves the carriage of a specific amount and type of cargo on a load port to discharge port basis, subject to various cargo handling terms. Under a voyage charter, the service revenues are earned and recognized ratably over the duration of the voyage. A contract is accounted for when it has approval and commitment from both parties, the rights and payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
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

During the quarters ended June 30, 2018 and 2017 and at March 31, 2017, the Company identified a potential impairment indicator by reference to industry-wide estimated market values of its vessel groups. As a result, the Company evaluated each group for impairment by estimating the total undiscounted cash flows expected to result from the use of the group and its eventual disposal. The estimated undiscounted future cash flows were higher than the carrying amount of the vessels in the Company's fleet and as such, no loss on impairment was recognized in these periods.

The table set forth below indicates the purchase price of the Company’s vessels and the carrying amount of each vessel as of December 31, 2018.

(In thousands of U.S. dollars)

Vessel Name	Date Acquired	Size	Purchase Price	Carrying Amount
m/v Nordic Orion	April 2012	PMX-1A	$32,363	$25,095
m/v Nordic Odyssey	April 2012	PMX-1A	32,691	24,283
m/v Nordic Oshima	September 2014	PMX-1A	33,709	28,898
m/v Nordic Odin	February 2015	PMX-1A	32,625	29,322
m/v Nordic Olympic	February 2015	PMX-1A	32,600	29,152
m/v Nordic Oasis	January 2016	PMX-1A	32,600	30,417
m/v Bulk Pangaea	December 2009	PMX	26,500	15,231
m/v Bulk Patriot	October 2011	PMX	15,350	10,131
m/v Bulk Juliana	April 2012	SMX	14,750	10,651
m/v Bulk Trident	September 2012	SMX	17,010	12,665
m/v Bulk Beothuk	February 2013	SMX	14,197	6,529
m/v Bulk Newport	September 2013	SMX	15,546	13,965
m/v Bulk Freedom	June 2017	SMX	9,016	8,467
m/v Bulk Pride	December 2017	SMX	14,023	13,532
m/v Nordic Bothnia	January 2014	HMX-1A	7,640	4,371
m/v Nordic Barents	March 2014	HMX-1A	7,640	4,322
m/v Bulk Destiny	January 2017	UMX - 1C	24,000	22,308
m/v Bulk Endurance	January 2017	UMX - 1C	28,000	26,021
Miss Nora G. Pearl	November 2017	Deck Barge	2,695	2,995
m/v Bulk PODS	August 2018	PMX	$14,010	$14,075
m/v Bulk Spirit (1)	February 2019	SMX	$13,000	$1,950

Total			$419,965	$334,380
(1) On October 26, 2018, the Company entered into an agreement to purchase a 2009 built Supramax (m/v Bulk Spirit) for $13 million. The Carrying Amount represents the deposit placed on the vessel prior to delivery.The vessel was delivered in February 2019.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued an ASU 2016-02, Accounting Standards Update for Leases. The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. As allowed by a practical expedient under ASC 842, a lessee is permitted to make an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. In determining the estimated value of right-use assets and lease liabilities, the Company will consider the noncancelable period of the lease as well as periods for which it is reasonably certain that renewal options will be exercised. The Company will discount the estimated lease liability using the portfolio approach, the composition of which is its secured long-term debt facilities.

The Company expects to elect the "package of practical expedients" in the new standard, under which we are not required to reassess our prior conclusions regarding lease identification, classification and initial direct costs. We do not expect to elect the use-of-hindsight practical expedient; and the practical expedient pertaining to land easements will not apply to the Company.

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

The amendments in this Update also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met:

1. The timing and pattern of transfer of the nonlease component(s) and associated lease component are the same.
2. The lease component, if accounted for separately, would be classified as an operating lease.

The Company intends to elect this practical expedient when it adopts the lessor provisions of this Update. As a result, time charter arrangements using the Company's owned vessels will account for the operating lease component of charter-hire revenue and the vessel operating expense nonlease component as a single component. Accordingly, the lessor provisions under ASC 842 are not expected to have a material impact on the Company’s financial statements.

    The Company does not expect the adoption of the lessee provisions of this guidance to have a material impact on its consolidated financial statements because the Company rarely charters-in vessels (lessee) for longer than one year and the Company intends to apply the practical expedient relating to leases with terms of 12 months or less. Furthermore, the Company has only one noncancelable office lease for which the noncancelable period is less than eight months and noncancelable office equipment leases which are not expected to create significant right to use assets or lease liabilities.

The Company will implement the new guidance effective January 1, 2019 and will provide the required disclosures under the standard in its Form 10-Q filing for the quarterly period ending March 31, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. For most financial assets, such as trade and other receivables, loans and other instruments, this standard changes the current incurred loss model to a forward-looking expected credit loss model, which generally will result in the earlier recognition of allowances for losses.  The new standard is effective for our company at the beginning of 2020.  Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date.  We are currently evaluating the impact of the standard on our consolidated financial statements.

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

Overview

The seaborne drybulk transportation industry is cyclical and can be volatile. However 2018 benefited from steady demand from China, an increase in coal activity, and continued demand for minor bulks. In addition the market saw fewer newbuilding deliveries which led to higher rates in the dry bulk market, after several challenging years. Average published market rates increased 18% year over year and the Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 1,345 for 2018, up from an average of 1,137 for 2017. The Company's average TCE rates increased 22% in 2018 over the average for 2017, and exceeded the published market rates by an average of 25% over the two year period.

2018 Highlights

•	Net income attributable to Pangaea Logistics Solutions Ltd. of $17.8 million as compared to $7.8 million for the year ended December 31, 2017.

•	Income from operations of $36.1 million, up from $16.0 million for 2017.

•	Cash flow from operations of $40.1 million, compared to $29.2 million for the prior year.

•	Pangaea's TCE rates increased 20% to $14,019 from $11,649 in 2017 while the market average for the year was approximately $10,997.

•	At December 31, 2018, Pangaea had $56.1 million in cash, restricted cash and cash equivalents.

Results of Operations

Fiscal Year Ended December 31, 2018 Compared to Fiscal Year Ended December 31, 2017

Revenues

Pangaea’s revenues are derived predominantly from voyage charters and time charters. Total revenue for the fiscal year ended December 31, 2018, was $373.0 million compared to $385.9 million, for the same period in 2017. The number of shipping days decreased 16% to 16,251 in the fiscal year ended December 31, 2018, from 19,346 for the same period in 2017. The revenue decrease was due to a reduction in the number of total shipping days after two long-term contracts completed in 2017. The reduction was offset by the improvement in market rates stemming from increased demand while worldwide dry bulk fleet growth increased at a lower rate, which has the result of pushing up market rates. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, reached its highest level in five years in the second quarter of 2018.

Components of revenue are as follows:

Voyage revenues for the fiscal year ended December 31, 2018, decreased 6% to $319.8 million from $338.5 million for the same period in 2017. The decrease in voyage revenues was driven by an 18% decrease in voyage days, following the completion of two long-term contracts in 2017, however, the decrease in days was offset by higher TCE rates, minimizing the impact of the reduction. Voyage days were 12,708 in the year ended December 31, 2018 and 15,422 in the same period last year. TCE rates were up 20%, as noted above.

Charter revenues increased 12%, to $53.2 million for the year ended December 31, 2018 up from $47.4 million for the year ended December 31, 2017. The increase in charter revenues was driven by the increase in market rates, as measured by published rates and the BDI, which both increased by approximately 18% year over year. The number of time charter days decreased to 3,543 for the year ended December 31, 2018 from 3,924 for the same period in 2017. The Company effectively orchestrated its strategy with respect to chartering in tonnage and capitalize on the increasing rate environment. This is done by chartering in some excess capacity which is then available to charter out at higher rates.

Voyage Expenses

Voyage expenses for the fiscal year ended December 31, 2018 were $145.1 million compared to $160.6 million for the year ended 2017, a decrease of approximately 10%. The decrease in voyage expenses was due in part to the 18% decrease in voyage days, which was offset by an increase in oil prices in the first three quarters of 2018. The total cost of bunkers consumed in the year ended December 31, 2018 increased approximately 6% from the same period of 2017.

Charter Expenses

The Company charters in vessels from other shipowners to supplement its owned fleet. Charter expenses paid to third party shipowners decreased to $117.0 million for the fiscal year ended December 31, 2018 from $132.9 million for the year ended December 31, 2017. The 12% decrease in charter expenses was due to the 29% decrease in chartered in days, which were 9,650 in 2018 as compared to 13,505 in 2017. This was offset by an increase in charter hire market rates, as measured by published rates and the BDI, which increased by approximately 18% year over year. The decrease in expenses caused by the reduction in days was offset by the increase in market rates, as discussed above, which increases the Company's cost to charter in vessels from other owners.

Vessel Operating Expenses

Vessel operating expenses increased 9%, from $36.4 million in the year ended December 31, 2017 to $39.8 million for the year ended December 31, 2018. The increase is due to the acquisition of one vessel in June 2017 and another in December 2017, which were owned the full year in 2018, and to the vessel purchased in August 2018. The total number of owned days was 7,216 in 2018 versus 6,767 in 2017. This includes 493 days for two vessels hired under bareboat charters for which the Company paid the operating expenses. Vessel operating expenses expressed on a per day basis increased slightly to $5,520 in 2018, from $5,384 in the prior year. These operating expenses include management fees paid to third party technical managers for ice-class vessels and to the Company's joint venture technical manager for the other vessels. Vessel operating expenses also include costs to operate and maintain specialized tonnage, including additional equipment required to transport certain cargoes and increased maintenance costs that result from carriage of these cargoes under difficult circumstances and expensed drydocking costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses increased from $15.2 million for the year ended December 31, 2017 to $16.5 million for the year ended December 31, 2018. This is primarily due to an increase in salary and related expenses incurred for additional staff in all three of the Company's offices and to non-cash compensation expense of $1.2 million, which was up from $1.1 million in 2017.

Depreciation and Amortization

Depreciation and amortization expense increased $2.0 million (12.8%) due to the 7% increase in ownership days to 6,767 up from 7,216 in 2017. These additional days are for new vessels, as noted above, which were acquired for fleet operations. In addition, approximately $0.8 million of unamortized drydocking costs were written off during the period.

Loss on sale and charter-back of vessels

The Company incurred losses of $9.3 million on the sales and subsequent leasebacks of the m/v Bulk Destiny and the m/v Bulk Beothuk in the year ended December 31, 2017 and $0.9 million of loss on the sale and leaseback of the m/v Bulk Trident in the the year ended December 31, 2018.

Income from Operations

Income from operations was up 125% for the year ended December 31, 2018, to $36.1 million from $16.0 million for the year ended December 31, 2017. This is predominantly due to the improvement in market rates, as discussed above, and to the reduction in losses associated with sale and leaseback transactions of approximately $8.4 million. Net revenue was up 27% over that of the same period in 2017 and both gross and operating margins increased by more than 5%.

Unrealized (Loss) Gain on Derivative Instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts with forward freight agreements or bunker swaps. The usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. For the year ended December 31, 2018, the company recorded an unrealized loss on derivative instruments of $3.9 million, representing the unrealized loss in value of open fuel swaps due to a drastic drop in fuel prices at the end of the fourth quarter of 2018. In 2017, bunker prices remained relatively stable throughout the year, minimizing the impact of using swaps, and there was minimal change in the fair value of these instruments during the period.

Liquidity and Capital Resources

Liquidity and Cash Needs

The Company has historically financed its capital requirements with cash flow from operations, the issuance of preferred and common stock, proceeds from related party debt, and proceeds from long-term debt and capital lease financing arrangements. The Company has used its capital primarily to fund operations, vessel acquisitions, and the repayment of debt and the associated interest expense. In 2018 and 2017, the Company took advantage of sale-leaseback financing arrangements to generate $27.8 million and $28.0 million, respectively, of cash for operating and investment activities. The Company may consider debt or additional equity financing alternatives from time to time. However, if market conditions deteriorate, the Company may be unable to raise additional debt or equity financing on acceptable terms or at all. As a result, the Company may be unable to pursue opportunities to expand its business.

At December 31, 2018 and 2017, the Company had working capital of $34.5 million and $13.0 million, respectively. Current liabilities include dividends payable to the Founders and their affiliated entities of $4.1 million and $7.2 million, respectively, at December 31, 2018 and 2017. In 2017, the Company issued approximately 1.9 million shares of its common stock as in-kind payment of accrued dividends totaling $4.4 million. Cash payment of accrued dividends is subject to approval by the independent members of our board of directors, and will only be paid when cash flow is sufficiently in excess of normal operating requirements.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $40.1 million in 2018, $29.2 million in 2017 and $19.2 million in 2016; its excess of cash and cash restricted by facility agents over the current portion of secured long-term debt and capital lease obligations, and its focus on contract employment (COAs). In addition, the Company has demonstrated its ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments. The Company believes that future operating cash flows together with cash on hand and availability of borrowings will be sufficient to meet our future operating and capital expenditure cash requirements for the next 12 months and the foreseeable future. For more information on the results of operations, see Part II. ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, and to capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned and controlled fleet includes: nine Panamax drybulk carriers (six of which are Ice-Class 1A); six Supramax drybulk carriers, two Handymax drybulk carriers (both of which are Ice-Class 1A); and two Ultramax drybulk carriers (both of which are Ice-Class IC).

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. This includes installation of ballast water treatment systems required under new regulations, the cost of which will be $0.5 million to $0.7 million per vessel. The Company has some flexibility regarding the timing of drydocking, but the total cost is unpredictable. Funding of these requirements is anticipated to be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period.

The following table summarizes Pangaea’s net cash flows from operating, investing and financing activities for the fiscal years ended December 31, 2018 and 2017:

(In millions of U.S. dollars)	2018	2017
Net cash provided by operating activities	$40.1	$29.2
Net cash used in investing activities	$(17.5)	$(64.6)
Net cash provided by (used in) financing activities	$(5.0)	$45.4

Net Cash Provided by Operating Activities.  Net cash provided by operating activities during the year ended December 31, 2018 was $40.1 million, compared to net cash provided by operating activities of $29.2 million during the year ended December 31, 2017. The increase is predominantly due to the increase in net income, and to changes in operating assets and liabilities. Fluctuations in these accounts stem from changes in market rates and to the timing of voyages that are in progress at the balance sheet date.

Net Cash Used in Investing Activities.  Net cash used in investing activities during the year ended December 31, 2018 was $17.5 million compared to $64.6 million for the year ended December 31, 2017. In 2018, the Company invested $17.1 million to acquire vessels. In 2017, the Company invested $64.0 million to acquire vessels, including $37.1 million on newbuildings delivered in January 2017.

Net Cash (Used in) Provided by Financing Activities.  Net cash used in financing activities during the year ended December 31, 2018 was $5.0 million, compared to net cash provided by financing activities of $45.4 million for the year ended December 31, 2017. In 2017, cash provided through long-term debt was approximately $34.0 million, net of financing fees. During the years ended December 31, 2018 and 2017, net cash used to repay long-term debt was $21.1 million and $25.3 million, respectively. Cash provided by capital lease financing arrangements totaled $27.8 million in 2018 and $28.0 million in 2017. The Company raised $9.6 million through the private placement of 6,533,443 common shares in June 2017.

Borrowing Activities

Long-term debt consists of the following:

	December 31,
	2018	2017

Bulk Trident Secured Note(1)	$—	$3,452,500
Bulk Juliana Secured Note(1)	—	1,521,095
Bulk Phoenix Secured Note	2,702,374	4,473,805
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	62,325,000	69,825,000
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	4,489,100	5,793,460
Bulk Nordic Oasis Ltd. Loan Agreement (2)	17,000,000	18,500,000
The Amended Senior Facility - Dated December 21, 2017 (3)	25,626,665	28,803,333
Bulk Freedom Loan Agreement	4,450,000	5,150,000
109 Long Wharf Commercial Term Loan	812,867	922,466
Phoenix Bulk Carriers (US) LLC Automobile Loan	—	23,090
Total	117,406,006	138,464,749
Less: unamortized bank fees	(1,903,994)	(1,869,780)
	115,502,012	136,594,969
Less: current portion	(20,127,742)	(18,979,335)
Secured long-term debt, net	$95,374,270	$117,615,634

(1)	See Senior Secured Post-Delivery Term Loan Facility below.

(2)
The borrower under this facility is NBHC, of which the Company and its joint venture partners, STST and ASO2020, each own one-third. NBHC is consolidated in accordance with ASC 810-10 and as such, amounts pertaining to the non-controlling ownership held by these third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets.

(3)	This facility is cross-collateralized by the vessels m/v Bulk Endurance and m/v Bulk Pride, and is guaranteed by the Company.

The Senior Secured Post-Delivery Term Loan Facility

On April 14, 2017, the Company, through its wholly owned subsidiaries, Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Trident and Bulk Phoenix, entered into the Fourth Amendatory Agreement, (the "Fourth Amendment"), amending and supplementing the Loan Agreement dated April 15, 2013, as amended by a First Amendatory Agreement dated May 16, 2013, the Second Amendatory Agreement dated August 28, 2013 and the Third Amendatory Agreement dated July 14, 2016. The Fourth Amendment advanced the final repayment dates for Bulk Pangaea and Bulk Patriot, which have since been repaid. Final payment on the Bulk Juliana Secured Note was made on July 19, 2018. The Bulk Trident Secured Note was repaid on June 7, 2018 in conjunction with the sale and leaseback of the vessel (Note 10).

Bulk Phoenix Secured Note

Initial amount of $10,000,000, entered into in May 2013, for the acquisition of m/v Bulk Newport. The Fourth Amendment did not change this tranche, the balance of which is payable in two installments of $700,000 and seven installments of $442,858. A balloon payment of $1,816,659 is payable on July 19, 2019. The interest rate is fixed at 5.09%.

The agreement contains financial covenants that require the Company to maintain a minimum net worth and minimum liquidity, on a consolidated basis. The facility also contains a consolidated leverage ratio and a consolidated debt service coverage ratio. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of December 31, 2018 and December 31, 2017, the Company was in compliance with these covenants.

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

Interest on 50% of the advances to Odyssey and Orion was fixed at 4.24% in March 2017. Interest on the remaining advances to Odyssey and Orion is floating at LIBOR plus 2.40% (5.19% at December 31, 2018). Interest on 50% of the advances to Odin and Olympic was fixed at 3.95% in January 2017. Interest on the remaining advances to Odin and Olympic was floating at LIBOR plus 2.0% and was fixed at 4.07% on April 27, 2017. Interest on 50% of the advance to Oshima was fixed at 4.16% in January 2017. Interest on the remaining advance to Oshima is floating at LIBOR plus 2.25% (5.04% at December 31, 2018).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At December 31, 2018 and December 31, 2017, the Company was in compliance with this clause.

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

The facility bears interest at LIBOR plus 2.50% (5.29% at December 31, 2018). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $1,755,415 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel and a minimum value clause ("MVC"). The Company was in compliance with this covenant at December 31, 2018 and December 31, 2017.

The Bulk Nordic Oasis Ltd. - Loan Agreement - Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment in March 2022. Interest on this advance is fixed at 4.30%.

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of December 31, 2018 and December 31, 2017, the Company was in compliance with this covenant.

The Amended Senior Facility - Dated December 21, 2017 (previously identified as Bulk Nordic Six Ltd. - Loan Agreement - Dated December 21, 2016)

The agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017, divided into two tranches. The agreement requires repayment of Tranche A, totaling $16,000,000, in three equal quarterly installments of $100,000 beginning on April 7, 2017 and, thereafter, 17 equal quarterly installments of $266,667 and a balloon payment of $11,667,667 due with the final installment in March 2022. Interest on this advance was fixed at 4.74% on March 27, 2017. The agreement also advanced $3,500,000 under Tranche B, which is payable in 18 equal quarterly installments of $65,000 beginning on October 7, 2017, and a balloon payment of $2,330,000 due with the final installment in March 2022. Interest on this advance is floating at LIBOR plus 6.00% (8.79% at December 31, 2018).

The amended agreement advanced $10,000,000 in respect of the m/v Bulk Pride on December 21, 2017, which was divided into two additional tranches. The agreement requires repayment of Tranche C, totaling $8,500,000, in 16 equal quarterly installments of $275,000 beginning in March 2018 and a balloon payment of $4,100,000 due with the final installment in December 2021. Interest on this advance is floating at LIBOR plus 2.75% (5.54% at December 31, 2018). The agreement also advanced $1,500,000 under Tranche D, which is payable in 4 equal quarterly installments of $375,000 beginning on August 21, 2018. Interest on this advance is floating at LIBOR plus 6.00% (8.79% at December 31, 2018).

The loan is secured by a first preferred mortgages on the m/v Bulk Endurance and the m/v Bulk Pride, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2018 and December 31, 2017, the Company was in compliance with these covenants.

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due with the final installment. Interest is floating at LIBOR plus 3.75%. On June 14, 2018, the Company elected to fix rates for the following four quarterly periods. The rate at December 31, 2018 is 6.09%, increasing quarterly to 6.51% for the installment due June 14, 2019.

The loan is secured by a first preferred mortgage on the m/v Bulk Freedom, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2018, the Company was in compliance with these covenants.

109 Long Wharf Commercial Term Loan

Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00% (4.79% at December 31, 2018). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At December 31, 2018 and December 31, 2017, the Company was in compliance with these covenants.

Phoenix Bulk Carriers (US) LLC Automobile Loan

In September 2016, the Company purchased a commercial vehicle for use at the site of a port on the United States' East Coast. The total loan amount of $29,435 is payable in 60 equal monthly installments of $539. Interest is fixed at 3.74%. The vehicle was sold in January 2018 and the loan was repaid.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,

2019	$20,127,742
2020	21,990,674
2021	37,237,224
2022	37,675,900
2023	109,600
Thereafter	264,866
$117,406,006

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

Related Party Transactions

Amounts and notes payable to related parties consist of the following:

	December 31, 2017	Activity	December 31, 2018
Included in trade accounts receivable on the consolidated balance sheets:
Trade receivables due from King George Slag(i)	$—	$627,629	$627,629

Included in accounts payable and accrued expenses on the consolidated balance sheets:
Trade payables due to Seamar (ii)	$1,421,920	$550,015	$1,971,935

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$4,325,000	$(1,730,000)	$2,595,000
Interest payable – 2011 Founders Note (iii)	684,597	(401,851)	282,746
Promissory Note	2,000,000	(2,000,000)	—
Total current related party debt	$7,009,597	$(4,131,851)	$2,877,746

i.	King George Slag LLC is a joint venture of which the Company owns 25%.

ii.	Seamar Management S.A. ("Seamar")

iii.	Paid in cash

In November 2014, the Company entered into a $5 million Promissory Note (the “Note”) with Bulk Invest Ltd., a company controlled by shareholders collectively referred to as the Founders. The $2 million outstanding balance on the Note was repaid on February 6, 2018.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The outstanding balance of the note was $2,595,000 and $4,325,000 at December 31, 2018 and 2017, respectively.

Dividends payable, all of which are currently payable to related parties, are shown in Note 9.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operation of some of the Company’s owned vessels. During the years ended December 31, 2018 and 2017, the Company incurred technical management fees of $3,015,600 and $2,746,200 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at December 31, 2018 and 2017, (including amounts due for vessel operating expenses), were $1,971,935 and $1,421,920, respectively.

Accrued dividends payable are all currently payable to related parties. Accrued dividends consist of the following:

	2013 common stock dividend	2013 Odyssey and Orion dividend	Total
Balance at December 31, 2016	$6,411,540	$904,803	$7,316,343
Converted to common shares	(77,942)	—	(77,942)
Balance at December 31, 2017	6,333,598	904,803	7,238,401
Paid in cash	(2,270,000)	(904,803)	(3,174,803)
Balance at December 31, 2018	$4,063,598	$—	$4,063,598

Contractual Obligations

The following sets forth the Company's long-term contractual obligations as of December 31, 2018.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Secured long-term debt	$117,406,006	$20,127,742	$96,903,798	$219,200	$155,266
Capital lease obligations	$63,688,418	$8,346,216	$27,219,938	$28,122,264	$—

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition in the past two years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2018 or 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The international shipping industry is capital intensive, requiring significant amounts of investment provided in the form of long-term debt and capital lease obligations. Certain of the Company’s outstanding debt facilities are at floating interest rates that fluctuate with changes in the financial markets and in particular changes in LIBOR. Increasing interest rates could increase the Company’s interest expense and adversely impact its future earnings. At December 31, 2018 and 2017, the Company had exposure to interest rate fluctuation on $36.4 and $46.4 million, respectively, of its outstanding debt. As an indication of the extent of the Company’s sensitivity to interest rate changes, an increase in LIBOR of 1% would have decreased the Company’s net income and cash flows during the years ended December 31, 2018 and 2017 by approximately $0.4 million.. The Company expects its sensitivity to interest rate changes to increase in the future if the Company enters into additional floating rate debt agreements in connection with any acquisition of additional vessels.

The Company may manage interest rate risk by entering into interest rate swap agreements or other fixed rate arrangements in which the Company exchanges fixed and variable interest rates based on agreed upon notional amounts. The Company has used such derivative financial instruments as risk management tools and not for speculative or trading purposes. The counterparties to the Company’s derivative financial instruments are major financial institutions, which helps it manage its exposure to nonperformance of its counterparties under the Company’s debt agreements. There were no interest rate swaps outstanding as of December 31, 2018 or 2017.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, actively hedges identified economic risk related to long-term cargo contracts with forward freight agreements, or FFAs. The usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. During the years ended December 31, 2018 and 2017, the Company entered into FFAs that were not designated for hedge accounting. The aggregate fair value of these FFAs at December 31, 2018 was a liability of approximately $0.1 million. The aggregate fair value of these FFAs at December 31, 2017 was an asset of approximately $0.3 million.

Fuel Swap Contracts

The Company monitors the market volatility associated with bunker prices and its impact on long-term contracts; and seeks to reduce the risk of such volatility through a bunker hedging program. During the years ended December 31, 2018 and 2017, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at December 31, 2018 was a liability of approximately $3.2 million. The aggregate fair value of these fuel swaps were assets of approximately $0.4 million at December 31, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer; of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, we have concluded that Pangaea Logistics Solutions Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Edward Coll	62	Chairman of the Board and Chief Executive Officer
Mark L. Filanowski	64	Chief Operating Officer and Director
Gianni Del Signore	36	Chief Financial Officer
Carl Claus Boggild	62	President and Director
Anthony Laura	66	Director
Richard T. du Moulin	72	Director
Paul Hong	49	Director
Nam Trinh	37	Director
Eric S. Rosenfeld	61	Director
David D. Sgro	42	Director

Class I Directors with Terms Expiring in 2021

Eric S. Rosenfeld. Mr. Rosenfeld serves as a director of the Company. He has been the President and Chief Executive Officer of Crescendo Partners, L.P., a New York based investment firm, since its formation in November 1998. Prior to forming Crescendo Partners, he held the position of Managing Director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. for 14 years. Mr. Rosenfeld currently serves as a director for CPI Aerostructures Inc., a company engaged in the contract production of structural aircraft parts, for which he also serves as Chairman, Absolute Software Corp., a leader in firmware-embedded endpoint security and management for computers and ultraportable devices and Aecon Group Inc., a Toronto based construction company. Mr. Rosenfeld also is the lead independent director of the Cott Corporation, a manufacturer and distributor of beverages. Currently Mr. Rosenfeld serves as the Chairman and CEO of Harmony Merger Corp., a blank-check company. He was Chairman and CEO of Quartet Merger Corp., a blank-check company that merged with Pangaea.  Mr. Rosenfeld has also served as a director for numerous companies, including Arpeggio Acquisition Corporation, Rhapsody Acquisition Corporation and Trio Merger Corp., all blank check companies that later merged with Hill International, Primoris Services Corporation and SAExploration Holdings Inc., respectively. He also served on the board of directors of Sierra Systems Group Inc., an information technology, management consulting and systems integration firm, SAExploration Holdings Inc., a seismic data services company, Emergis Inc., an electronic commerce company, Hill International, a construction management firm, Matrikon Inc., a company that provides industrial intelligence solutions, DALSA Corp., a digital imaging and semiconductor firm, GEAC Computer, a software company, and Computer Horizons Corp., an IT services company.  Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a senior faculty member at the Director’s College. He has also been a regular guest host on CNBC. Mr. Rosenfeld received an A.B. in economics from Brown University and an M.B.A. from the Harvard Business School.  The board nominated Mr. Rosenfeld to be a director because he has extensive experience serving on the boards of multinational public companies and in capital markets and mergers and acquisitions transactions. Mr. Rosenfeld also has valuable experience in the operation of a worldwide business faced with a myriad of international business issues. Mr. Rosenfeld’s leadership and consensus-building skills, together with his experience as senior independent director of all boards on which he currently serves, make him an effective board member.

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

David D. Sgro. Mr. Sgro serves as a director of the Company. Mr. Sgro served as Quartet’s chief financial officer, secretary and a member of its Board of Directors. He has been the Head of Research of Jamarant Capital Mgmt. since its inception in 2015. Mr. Sgro has been a Senior Managing Director of Crescendo from December 2013 to the present and has held various positions with Crescendo since May 2005. Mr. Sgro presently serves or has served on the board of directors of NextDecade Corporation, Trio, Primoris, Bridgewater Systems, Inc., SAExploration Holdings, Harmony Merger Corp., Imvescor Restaurant Group, Hill Intl., BSM Technologies and COM DEV International Ltd. Mr. Sgro attended Columbia Business School and prior to that, Mr. Sgro worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate. From June 2004 to August 2004, Mr. Sgro worked as an analyst intern at Brandes Investment Partners. Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. In 2001, he became a Chartered Financial Analyst (CFA®) Charterholder. Mr. Sgro is a regular guest lecturer at the College of New Jersey and Columbia Business School.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2018, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

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

•
review and approve all changes in the selection or application of accounting principles other than those changes in accounting principles mandated by newly-adopted authoritative accounting pronouncements; and

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

Compensation Committee Interlocks and Insider Participations

As of December 31, 2018, none of the members of our compensation committee will be, or will have at any time during the past year been, one of our officers or employees. None of our executive officers currently serves or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

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

Summary Compensation Table of the Company’s Named Executive Officers

Smaller reporting companies meet the Regulation S-K Item 402 disclosure requirements by providing the shorter disclosures required under the Securities Act of 1934, specifically, the total compensation of the Company’s named executive officer’s which consists of (i) the Company’s Chief Executive Officer, (ii) each of the Company’s next two most highly compensated executive officers, other than its Chief Executive Officer, who served as an executive officer at December 31, 2018 and whose total compensation exceeded $100,000, and (iii) two individuals for whom disclosure would have been required but who were not serving as executive officers of the Company at December 31, 2018. The following table sets forth the total compensation for the fiscal years ended December 31, 2018 and 2017:

Name and Principal Position	Year	Salary and Compensation	Bonus	All Other Compensation(1)	Total
Edward Coll	2018	$250,000	$1,000,000	$6,000	$1,256,000
Chief Executive Officer	2017	$250,000	$700,000	$6,000	$956,000
(Principal Executive Officer)

Mark L. Filanowski	2018	$200,000	$350,000	$6,000	$556,000
Chief Operating Officer	2017	$200,000	$250,000	$6,000	$456,000

Gianni Del Signore	2018	$175,000	$200,000	$40,969	$415,969
Chief Financial Officer	2017	$166,667	$150,000	$4,500	$321,167
(Principal Financial Officer)

Anthony Laura	2017	$133,338	$120,000	$6,000	$259,338
Former Chief Financial Officer

(1)	All other compensation includes employer matching contribution to the 401(k) plan and vesting of restricted share grants.

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

Except as set forth above, the Company’s named executive officers generally participate in the same programs as its other employees.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2018, the Company’s named executive officers held the following outstanding equity or equity-based awards, all of which are earned:

	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Mark Filanowski Chief Operating Officer	01/02/18	15,825	$47,950
	01/06/17	22,523	$68,245
		38,348	$116,195

Gianni DelSignore Chief Financial Officer	01/02/18	9,500	$28,785
	01/06/17	17,000	$51,510
	12/31/15	10,000	$30,300
	05/01/15	13,889	$30,834
		50,389	$141,429

Retirement Benefits, Termination, Severance and Change in Control Payments

As of December 31, 2018, none of the Company’s officers, including its named executive officers, have any retirement benefits (other than their right to participate in the Company’s 401(k) retirement plan, as described above) or have any rights to severance payments.

Compensation of Non-Employee Directors.

During the fiscal year ending December 31, 2014, our board of directors established a compensation program for our non-employee directors. Under this program, non-employee directors received a combination of cash compensation and restricted shares of our common stock, pursuant to the 2014 Long-Term Incentive Plan (the "2014 Plan"), as payment for services rendered as such members. See ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - Equity Compensation Plan Information for additional information on the 2014 Plan.

The following table sets forth compensation paid to or earned by our non-employee directors during 2018:

Name (1)	Fees Earned or Paid in Cash	Stock Awards(2)	Total
Richard DuMoulin	$50,000	$85,000	$135,000
Nam Trinh(3)	$50,000	$85,000	$135,000
Paul Hong(3)	$—	$85,000	$85,000
Eric Rosenfeld	$50,000	$85,000	$135,000
David Sgro	$50,000	$85,000	$135,000

(1)
Information for Messrs. Coll, Boggild, Filanowski and Laura, who served as a members of our board of directors in 2018, is not included in this table because they did not receive additional compensation for services rendered as members of our board of directors.

(2)
This column represents the grant date fair value of 29,617 shares of our common stock granted to each of our non-employee directors on February 16, 2018. The grant date fair value was determined under FASB ASC Topic 718 utilizing the assumptions contained in Note 10 of our financial statements contained herein, excluding the effect of service-based forfeitures. As of December 31, 2018, Messrs. Du Moulin, Rosenfeld and Sgro each held a total of 104,573 shares of our common stock all of which were vested and unrestricted.

(3)
Messrs. Trinh and Hong entered into transfer agreements through which shares issued to them were transferred to Pangaea One Acquisition Holdings XIV, LLC ("POAH"). As of December 31, 2018, POAH held a total of 163,414 shares granted under the Plan, all of which were vested and unrestricted.

We also reimburse our directors for reasonable and necessary out-of-pocket expenses incurred in attending Board and committee meetings or performing other services for us in their capacities as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	—	—	793,692
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	793,692

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

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2019 by:

•each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•each of our officers and directors; and

•all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Beneficial Ownership (2)
Directors and Executive Officers:
Edward Coll (3) 41 Sigourney Road Portsmouth, RI 02871	8,349,971	18.91%
Lagoa Investments (4) c/o Phoenix Bulk Carriers (US) LLC 109 Long Wharf Newport, RI 02840	8,259,999	18.71%
Gianni DelSignore* 257 Wickham Rd. North Kingstown, RI 02852	134,555	—%
Richard T. du Moulin* 52 Elm Avenue Larchmont, NY 10538	130,409	—%
Mark L. Filanowski* 71 Arrowhead Way Darien, CT 06820-5507	160,882	—%
Paul Hong c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	—	—%
Eric S. Rosenfeld (5) 777 Third Ave, 37th Floor New York, NY 10017	842,541	1.91%
David D. Sgro* (6) 777 Third Ave, 37th Floor New York, NY 10017	278,618	—%
Nam Trinh* c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	—	—%
All Directors and Officers as a Group	18,156,975	41.13%

Five Percent Holders:
Edward Coll	8,349,971	18.91%
Lagoa Investments	8,259,999	18.71%
Peter Yu (7) c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	14,156,303	32.06%
Pangaea One (Cayman), L.P. c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	3,297,254	7.47%
Pangaea One Parallel Fund, L.P. c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	3,081,156	6.98%
 *Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Phoenix Bulk Carriers (US) LLC, 109 Long Wharf, Newport, Rhode Island 02840.

(2)
The beneficial ownership of the common shares by the shareholders set forth in the table is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any common shares as to which the shareholder has sole or shared voting power or investment power and also any common shares that the shareholder has the right to acquire within 60 days. The percentage of beneficial ownership is calculated based on 44,149,254 outstanding common shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.

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

Audit Fees

Audit fees consist of the fees and expenses for professional services rendered in connection with the audit of the Company’s consolidated financial statements, reviews of the consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-Q and fees for services related to the Company’s registration statements, consents, and assistance with and review of documents filed with the SEC. During the years ended December 31, 2018 and 2017, the Company incurred an aggregate of $649,036 and $672,367 in audit fees, respectively.

Audit-related fees

During each of the years ended December 31, 2018 and 2017, the Company incurred audit-related fees of $46,800, consisting of the fees and expenses for the audit of Nordic Bulk Holding Company Ltd., a subsidiary of the Company.

Tax Fees

During the years ended December 31, 2018 and 2017, our independent registered public accounting firm did not render any tax services to us.

All Other Fees

During the years ended December 31, 2018 and 2017, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Pangaea Logistic Solutions Ltd.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Pangaea Logistics Solutions Ltd. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

Hartford, Connecticut
March 20, 2019

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$53,614,735	$34,531,812
Accounts receivable (net of allowance of $2,357,130 and $2,135,877 at December 31, 2018 and 2017, respectively)	28,481,787	21,089,425
Bunker inventory	19,222,087	15,356,712
Advance hire, prepaid expenses and other current assets	12,187,551	12,032,272
Total current assets	113,506,160	83,010,221

Restricted cash	2,500,000	4,000,000
Fixed assets, net	281,891,685	306,292,655
Vessels under capital lease	55,576,777	29,994,212
Total assets	$453,474,622	$423,297,088

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$31,897,507	$29,181,276
Related party debt	2,877,746	7,009,597
Deferred revenue	14,717,072	5,815,924
Current portion of long-term debt	20,127,742	18,979,335
Current portion of capital lease obligation	5,364,963	1,785,620
Dividends payable	4,063,598	7,238,401
Total current liabilities	79,048,628	70,010,153

Secured long-term debt, net	95,374,270	117,615,634
Obligations under capital lease	45,684,727	25,015,659

Commitments and contingencies - Note 10

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no share issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 43,998,560 and 43,794,526 shares issued and outstanding at December 31, 2018 and 2017, respectively	4,400	4,379
Additional paid-in capital	155,946,452	154,943,728
Retained Earnings (Accumulated deficit)	5,737,199	(9,596,785)
Total Pangaea Logistics Solutions Ltd. equity	161,688,051	145,351,322
Non-controlling interests	71,678,946	65,304,320
Total stockholders' equity	233,366,997	210,655,642
Total liabilities and stockholders' equity	$453,474,622	$423,297,088

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Income

	Years ended December 31,
	2018	2017
Revenues:
Voyage revenue	$319,753,056	$338,540,738
Charter revenue	53,217,317	47,404,826
Total revenue	372,970,373	385,945,564

Expenses:
Voyage expense	145,146,359	160,577,816
Charter hire expense	116,958,024	132,852,712
Vessel operating expenses	39,830,110	36,435,959
General and administrative	16,483,991	15,163,352
Depreciation and amortization	17,620,725	15,614,571
Loss on sale and leaseback of vessels	860,426	9,275,042
Total expenses	336,899,635	369,919,452

Income from operations	36,070,738	16,026,112

Other (expense) income:
Interest expense, net	(8,694,481)	(7,954,126)
Interest expense, related party	(202,748)	(316,250)
Unrealized (loss) gain on derivative instruments	(3,868,948)	360,316
Other income	677,085	984,603
Total other expense, net	(12,089,092)	(6,925,457)

Net income	23,981,646	9,100,655
Income attributable to noncontrolling interests	(6,224,626)	(1,287,861)
Net income attributable to Pangaea Logistics Solutions Ltd.	$17,757,020	$7,812,794

Earnings per common share:
Basic	$0.42	$0.20
Diluted	$0.42	$0.20

Weighted average shares used to compute earnings per common share
Basic	42,248,776	38,414,383
Diluted	42,783,586	38,925,745

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd. Consolidated Statements of Changes in Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	—	$—	36,590,417	$3,659	$133,677,321	$(17,409,579)	$116,271,401	$60,405,671	$176,677,072
Recognized cost for restricted stock issued as compensation	—	—	—	—	1,074,038	—	1,074,038	—	1,074,038
Issuance of restricted shares, net of forfeitures	—	—	670,666	66	(66)	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	6,197,096	—	6,197,096	(7,028,002)	(830,906)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	1,359,990	1,359,990
Conversion of related party debt to noncontrolling interest	—	—	—	—	—	—	—	9,278,800	9,278,800
Issuance of common shares, net of fees	—	—	6,533,443	654	13,995,339	—	13,995,993	—	13,995,993
Net income	—	—	—	—	—	7,812,794	7,812,794	1,287,861	9,100,655
Balance at December 31, 2017	—	$—	43,794,526	$4,379	$154,943,728	$(9,596,785)	$145,351,322	$65,304,320	$210,655,642

Recognized cost for restricted stock issued as compensation	—	—	—	—	1,200,214	—	1,200,214	—	1,200,214
Issuance of restricted shares, net of forfeitures	—	—	204,034	21	(146,678)	—	(146,657)	—	(146,657)
Change in accounting pronouncement (Note 3)	—	—	—	—	—	(2,423,036)	(2,423,036)	—	(2,423,036)
Contribution from noncontrolling interest	—	—	—	—	—	—	—	150,000	150,000
Fees incurred for issuance of common shares	—	—	—	—	(50,812)	—	(50,812)	—	(50,812)
Net income	—	—	—	—	—	17,757,020	17,757,020	6,224,626	23,981,646
Balance at December 31, 2018	—	$—	43,998,560	$4,400	$155,946,452	$5,737,199	$161,688,051	$71,678,946	$233,366,997

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows (continued)

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2018	2017
Operating activities
Net income	$23,981,646	$9,100,655
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	17,620,725	15,614,571
Amortization of deferred financing costs	693,788	681,279
Amortization of prepaid rent	121,937	121,938
Unrealized loss (gain) on derivative instruments	3,868,948	(360,316)
Income from equity method investee	(224,001)	(256,478)
Provision for doubtful accounts	268,990	543,621
Loss on sale and leaseback of vessels	860,426	9,275,042
Drydocking costs	(2,135,670)	(3,775,393)
Recognized cost for restricted stock issued as compensation	1,200,214	1,074,038
Change in operating assets and liabilities:
Accounts receivable	(7,661,352)	(5,642,755)
Bunker inventory	(3,865,375)	(2,153,775)
Advance hire, prepaid expenses and other current assets	1,624,441	(1,368,584)
Accounts payable, accrued expenses and other current liabilities	(392,160)	6,976,446
Deferred revenue	4,172,392	(607,058)
Net cash provided by operating activities	40,134,949	29,223,231

Investing activities
Purchase of vessels and vessel improvements	(17,126,213)	(64,029,798)
Purchase of building and equipment	(414,922)	—
Proceeds from sale of equipment	31,594	306,968
Purchase of non-controlling interest in consolidated subsidiary	—	(830,906)
Net cash used in investing activities	(17,509,541)	(64,553,736)

Financing activities
Payments on related party debt	(4,131,851)	—
Proceeds from long-term debt	—	35,000,000
Payments of financing and issuance costs	(728,041)	(1,022,549)
Payments of long-term debt	(21,058,742)	(25,329,458)
Proceeds from sale and leaseback of vessels	27,750,000	28,000,000
Payments on capital lease obligation	(3,501,589)	(1,198,721)
Dividends paid to non-controlling interests	(904,803)	—
Common stock accrued dividends paid	(2,270,000)	(1,001,424)
Cash paid for incentive compensation shares relinquished	(146,647)	—
Contributions from noncontrolling interests	—	1,359,990
Proceeds from private placement of common stock, net of issuance costs	(50,812)	9,631,530
Net cash (used in) provided by financing activities	(5,042,485)	45,439,368

Net increase in cash, cash equivalents and restricted cash	17,582,923	10,108,863
Cash, cash equivalents and restricted cash at beginning of period	38,531,812	28,422,949
Cash, cash equivalents and restricted cash at end of period	$56,114,735	$38,531,812

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows (continued)

	Years ended December 31,
	2018	2017
Disclosure of noncash items
Conversion of related party debt to noncontrolling interest	$—	$9,278,800
Conversion of dividend into common stock	$—	$4,285,000
Cash paid for interest	$8,636,458	$6,978,754

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

The Company owns three Panamax, two Ultramax Ice Class 1C, six Supramax, and two Handymax Ice Class 1A drybulk vessels, which includes four vessels financed under capital lease obligations. The Company also owns one-third of Nordic Bulk Holding Company Ltd. (“NBHC”), a consolidated joint venture with a fleet of six Panamax Ice Class 1A drybulk vessels which are time-chartered to the Company for operations. The Company acquired a 50% interest in a deck barge in November 2017. The Company had a deposit on a Supramax at December 31, 2018. This vessel was delivered in February 2019.

On January 27, 2017, the Company acquired its consolidated joint venture partner's interest in Nordic Bulk Ventures Holding Company Ltd. (“BVH”). BVH owns m/v Bulk Destiny and m/v Bulk Endurance through wholly-owned subsidiaries. BVH is wholly-owned by the Company after the acquisition.

On March 21, 2017, the Company's Board of Directors (the “Board”) approved, and on June 27, 2017 the shareholders holding a majority of the issued and outstanding shares of our Common Stock approved, by unanimous written consent, the issuance of shares of our Common Stock in connection with two stock purchase agreements, both dated as of June 15, 2017 (the “Agreements”).

Shares of common stock sold under the Agreements totaled 6,533,443. These shares were issued on June 29, 2017 and August 9, 2017 for aggregate net proceeds of $14.1 million of which approximately $4.3 million was issued as in-kind payment of accrued dividends.

NOTE 2 – NATURE OF ORGANIZATION

The consolidated financial statements include the operations of Pangaea Logistics Solutions Ltd. and its wholly-owned subsidiaries (collectively referred to as “the Company”), as well as other entities consolidated pursuant to Accounting Standards Codification (“ASC”) 810, Consolidation. A summary of the Company’s consolidation policy is provided in Note 3. A summary of the Company’s variable interest entities is provided at Note 4. At December 31, 2018 and 2017, entities that are consolidated pursuant to ASC 810-10 include the following wholly-owned subsidiaries:

•	Bulk Partners (Bermuda) Ltd. (“Bulk Partners”) – a corporation that was duly organized under the laws of Bermuda. The primary purpose of this corporation is a holding company.

•
Phoenix Bulk Carriers (BVI) Limited (“PBC”) – a corporation that was duly organized under the laws of the British Virgin Islands. The primary purpose of this corporation is to provide logistics services to its customers, and to manage and operate ocean-going vessels.

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

•	Phoenix Bulk Carriers (US) LLC – a corporation that duly organized under the laws of Delaware. The primary purpose of this corporation is to act as the U.S. administrative agent for the Company.

•	Allseas Logistics Bermuda Ltd. – a corporation that was duly organized under the laws of Bermuda. The primary purpose of this corporation is the Treasury Agent for the group of Companies.

•	Narragansett Bulk Carriers (US) Corp. - a corporation organized in July 2012 under the laws of Rhode Island. The primary purpose of this corporation is to manage and operate ocean-going vessels.

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

•
Nordic Bulk Ventures (Cyprus) Limited (“NBV”) – a corporation that was duly organized in April 2009 under the laws of Cyprus. NBV is the holding company of Nordic Bulk Carriers AS (“NBC”). NBC specializes in ice trading, as well as the carriage of a wide range of commodities, including cement clinker, steel scrap, fertilizers, and grains.

•
Nordic Bulk Carriers Singapore Pte. Ltd. ("NBS") - a corporation that was duly organized in March 2014 under the laws of Singapore. NBS focuses on chartering and operating bulk carriers trading in a wide range of commodities; and is a wholly-owned subsidiary of NBC.

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

•	Flintstone Ventures Limited ("FVL") - a corporation that was duly organized under the laws of the Province of Nova Scotia on March 17, 2017. FVL focuses on the carriage of specialized cargo.

•	Bulk PODS Ltd. (“Bulk PODS”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk PODS was established in April 2018 for the purpose of acquiring the m/v Bulk PODS.

•
Bulk Spirit Ltd. (“Bulk Spirit”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Spirit was established in October 2018 for the purpose of acquiring the m/v Bulk Spirit.

At December 31, 2018 and 2017, entities that are consolidated pursuant to ASC 810-10, but which are not wholly-owned, include the following:

•
Nordic Bulk Holding Company Ltd. (“NBHC”) - a corporation that was duly organized under the laws of Bermuda. NBHC was established in October 2012, for the purpose of owning Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”) and Bulk Nordic Orion Ltd. (“Bulk Orion”) and to invest in additional vessels through its wholly-owned subsidiaries. At December 31, 2018 and 2017 the Company had one-third ownership interest in NBHC, the remainder of which is owned by third-parties. The Company determined that NBHC is a VIE and that it is the primary beneficiary of NBHC, as it has the power to direct its activities through time charter arrangements with NBC covering all of its owned vessels. Accordingly, the Company has consolidated NBHC for the years ended December 31, 2018 and 2017. Bulk Bulk Odyssey, Bulk Orion, Bulk Nordic Oshima Ltd. (“Bulk Oshima”), Bulk Nordic Olympic Ltd. (“Bulk Olympic”), Bulk Nordic Odin Ltd. (“Bulk Odin”) and Bulk Nordic Oasis Ltd. (“Bulk Oasis”), corporations duly organized under the laws of Bermuda between March 2012 and February 2015, are owned by NBHC. These entities were established for the purpose of owning m/v Nordic Odyssey, m/v Nordic Orion, m/v Nordic Oshima, m/v Nordic Olympic, m/v Nordic Odin and m/v Nordic Oasis, respectively.

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

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We account for a contract when it has approval and commitment from both parties, the rights and payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

The performance obligations under our contracts are transportation services, which are received and consumed by our customers over time, as we perform the services. Revenues are recognized using the input method, proportionate to the days elapsed since the service commencement compared to the total days anticipated to complete the service. Under the new standard, voyage revenue is recognized over the period between load port and discharge port. Costs to fulfill contracts for voyages for which loading has not commenced are recognized as assets and amortized pro rata over the period between load and discharge. Costs to obtain a contract are expensed as incurred, as provided by a practical expedient, since all such costs are expected to be amortized over less than one year. The Company adopted ASC 606 using the modified retrospective transition method applied to voyage contracts that were not substantially complete at the end of 2017.  The Company recorded a $2.4 million adjustment to decrease retained earnings at the beginning of 2018, which reflects the cumulative impact of adopting this standard. Comparative financial statements have not been restated and are reported under the accounting standards in effect for those periods.

A reconciliation as of and for the year ended December 31, 2018, as reported under ASC 606 to the prior accounting standards, for each of the financial statement line items impacted, is provided below:

	As of December 31, 2018
Consolidated Balance Sheets	As Reported	Effect of ASC 606 Adoption	Under Prior Accounting
Advance hire, prepaid expenses and other current assets	12,187,551	1,307,848	10,879,703
Total current assets	113,506,160	1,307,848	112,198,312
Total assets	453,474,622	1,307,848	452,166,774
Deferred revenue	14,717,072	1,716,420	13,000,652
Total current liabilities	79,048,628	1,716,420	77,332,208
Accumulated deficit	5,737,199	(408,572)	6,145,771
Total liabilities and stockholders' equity	453,474,622	1,307,848	452,166,774

	For the Twelve Months Ended December 31, 2018
Consolidated Statements of Cash Flows	As Reported	Effect of ASC 606 Adoption	Under Prior Accounting
Net Income	23,981,646	2,014,463	21,967,183
Change in operating assets and liabilities:
Advance hire, prepaid expenses and other current assets	1,624,441	997,872	626,569
Deferred Revenue	4,172,392	(3,012,335)	7,184,727

	For the Twelve Months Ended December 31, 2018
Consolidated Statements of Operations	As Reported	Effect of ASC 606 Adoption	Under Prior Accounting
Voyage revenue	$319,753,056	$3,012,335	$316,740,721
Total revenues	372,970,373	3,012,335	369,958,038
Voyage expense	145,146,359	137,915	145,008,444
Charter hire expense	116,958,024	859,957	116,098,067
Total Expenses	336,899,635	997,872	335,901,763
Income from Operations	36,070,738	2,014,463	34,056,275
Net Income	23,981,646	2,014,463	21,967,183
Net income attributable to Pangaea Logistics Solutions Ltd.	$17,757,020	$2,014,463	$15,742,557
Earnings per common share, basic	$0.42	$0.05	$0.37
Earnings per common share, diluted	$0.42	$0.05	$0.37

Assets and liabilities related to our voyage contracts with customers are reported on a contract-by-contract basis at the end of each reporting period.  Contract assets include accounts receivable for amounts billed and currently due from customers, which are reported at their net estimated realizable value. The Company maintains reserves against its accounts receivable for potential credit losses, which were immaterial for the years ended December 31, 2018 and 2017, respectively. Other contract assets include unbilled revenue which arises when revenue is recognized in advance of billing for certain voyage contracts and hire paid to shipowners in advance. Contract liabilities consist of deferred revenue which arises when amounts are billed to or collected from customers in advance of revenue recognition.

ASC 606 requires the recognition of an asset for costs to fulfill contracts that: (1) relate directly to the contract; (2) are expected to generate resources that will be used to satisfy our performance obligation under the contract; and (3) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs are expensed to voyage expenses as we satisfy our performance obligations. These costs consist primarily of bunker and charter hire costs incurred prior to loading and are amortized pro rata over the period between load and discharge.  At December 31, 2018 and January 1, 2018, deferred contract fulfillment costs amounted to $1.3 million and $2.3 million, respectively, and are included in advance hire, prepaid expenses and other current assets on the consolidated balance sheets.  For the year ended December 31, 2018, we recognized expense of $8.1 million associated with the amortization of deferred contract costs.

Under ASC 606, deferred revenue represents the consideration received for undelivered performance obligations. The Company recorded an additional $1.7 million and $4.7 million of deferred revenue on voyages in progress as of December 31, 2018 and January 1, 2018, respectively, due to the adoption of ASC 606 because this revenue can no longer be recognized until the vessel arrives in the load port.

All voyages that were not substantially complete on January 1, 2018 were completed during the year ended December 31, 2018, therefore, all related voyage contract assets and liabilities from those voyages were recognized as expense and revenue, respectively, in the period.

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

At December 31, 2018, two customers accounted for 25% of the Company’s trade accounts receivable. At December 31, 2017, there were two customers that accounted for 32% of the Company’s trade accounts receivable.

At December 31, 2018, ten customers in the United States and three customers in Canada accounted for 45% of accounts receivable. At December 31, 2017, fourteen customers in the United States and five customers in Canada accounted for 52% of accounts receivable.

For the year ended December 31, 2018, revenue from customers in each of the following countries accounted for at least 10% of total revenue; the United States (twenty-six representing 24%) and Canada (six representing 13%). For the year ended December 31, 2017, revenue from customers in each of the following countries accounted for at least 10% of total revenue; the United States (eighteen representing 20%) and Canada (four representing 20%).

For the year ended December 31, 2018 two customers accounted for approximately 10% (each) of total revenue. For the year ended December 31, 2017, one customers accounted for 12% of total revenue.

Cash, Cash Equivalents and Restricted Cash

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

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	December 31,
	2018	2017
Money market accounts – cash equivalents	$13,819,043	$21,009,821
Cash (1)	39,795,692	13,521,991
Total cash and cash equivalents	$53,614,735	$34,531,812
Restricted cash	$2,500,000	$4,000,000
Total cash, cash equivalents and restricted cash	$56,114,735	$38,531,812
(1) Consists of cash deposits at various major banks.

Restricted cash at December 31, 2018 consists of $2.5 million held by the facility agent as required by the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. – Dated September 28, 2015 - Amended and Restated Loan Agreement (See Note 8).

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

Allowance for Doubtful Accounts

The Company provides a specific reserve for significant outstanding accounts that are considered potentially uncollectible in whole or in part. In addition, the Company’s policy based on experience is to establish a reserve equal to approximately 25% of accounts receivable balances that are 30-180 days past due and approximately 50% of accounts receivable balances that are 180 or more days past due, and which are not otherwise reserved. The reserve estimates are adjusted as additional information becomes available, or as payments are made. At December 31, 2018 and 2017, the Company has provided an allowance for doubtful accounts of $2,357,130 and $2,135,877 respectively, for amounts that are not expected to be fully collected. The provision for doubtful accounts was approximately $269,000 in 2018 and $544,000 in 2017. The Company wrote off approximately $48,000 and $3,160,000 during 2018 and 2017, respectively, which amounts were previously included in the allowance, because these amounts were determined to be uncollectible.

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

At December 31, advance hire, prepaid expenses and other current assets were comprised of the following:

	2018	2017
Advance hire	$5,851,070	$3,628,417
Prepaid expenses	1,276,901	460,445
Accrued receivables	2,479,800	6,153,212
Margin Deposit	1,820,656	912,981
Other current assets	759,124	877,217
Total	$12,187,551	$12,032,272

Vessels and Depreciation

Vessels are stated at cost, which includes contract price and acquisition costs. Significant improvements to vessels are capitalized; maintenance and repairs that do not improve or extend the lives of the vessels are expensed as incurred. Depreciation is provided using the straight-line method over the remaining estimated useful lives of the vessels (excluding the time a vessel in is dry dock), based on cost less salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $300 per ton, which was determined by reference to quoted rates and is reviewed annually. The Company estimates the useful life of its vessels to be 25 years to 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of the current fleet are 2 - 23 years. The Company does not incur depreciation expense when vessels are taken out of service for dry docking.

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

Long-lived Assets Impairment Considerations

The carrying values of the Company’s vessels may not represent their fair market value or the amount that could be obtained by selling the vessel at any point in time, since the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the cost of new vessels. Historically, both charter rates and vessel values tend to be cyclical. The carrying amounts of vessels held and used by the Company are reviewed for potential impairment when events or changes in circumstances indicate that the carrying amount of a particular vessel may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the vessel and its eventual disposition is less than the vessel’s carrying amount. This assessment is made at the asset group level which represents the lowest level for which identifiable cash flows are largely independent of other groups of assets. The asset groups established by the Company are defined by vessel size, age and classification. At December 31, 2018 and 2017, the Company did not identify any potential impairment indicator.

During the quarters ended June 30, 2018 and 2017 and at March 31, 2017, the Company identified a potential impairment indicator by reference to industry-wide estimated market values of its vessel groups. As a result, the Company evaluated each group for impairment by estimating the total undiscounted cash flows expected to result from the use of the group and its eventual disposal. The estimated undiscounted future cash flows were higher than the carrying amount of the vessels in the Company's fleet and as such, no loss on impairment was recognized in these periods.

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

  In connection with the Company’s new and amended secured term loans executed in 2018, the Company incurred financing costs of approximately $728,000. In connection with the Company’s new and amended secured term loans executed in 2017, the Company incurred financing costs of approximately $1,022,500.

Amortization of the debt issuance costs is included as a component of interest expense in the consolidated statements of income. Unamortized debt issuance costs of approximately $455,000 were written off in conjunction with the repayment of the loan by Bulk Trident in June 2018, when the ship was sold and leased back from the buyer. Unamortized debt issuance costs of approximately $274,000 were written off in conjunction with the repayment of the loan by Bulk Beothuk in June 2017, when the ship was sold and leased back from the buyer.

The components of net debt issuance costs and bank fees, which are included in secured long-term debt on the consolidated balance sheets are as follows:

	December 31,
	2018	2017
Debt issuance costs and bank fees paid to financial institutions	$6,341,393	$6,068,806
Less: accumulated amortization	(4,437,399)	(4,199,026)
Unamortized debt issuance costs and bank fees	$1,903,994	$1,869,780

Amortization included in interest expense	$693,788	$681,279

Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	December 31,
	2018	2017
Accounts payable	$19,892,511	$15,686,235
Accrued expenses	7,424,286	11,923,445
Accrued interest	540,886	611,406
Derivative liabilities	3,225,907	—
Other accrued liabilities	813,917	960,190
Total	$31,897,507	$29,181,276

Taxation

The Company is not subject to corporate income taxes on its profits in Bermuda because Bermuda does not impose an income tax.

NBC, a wholly-owned subsidiary of the Company, is subject to a Danish tonnage tax. NBC is not taxed on the basis of their actual income derived from their business but on an alternative income determination based on the net tons carrying capability of their fleet. As the tax is not determined based on taxable income, NBC’s tax expense of approximately $356,000 and $428,000 is included within voyage expenses in the accompanying consolidated statements of operations as of December 31, 2018 and 2017, respectively.

Shipping income derived from sources outside the United States is not subject to any Unites States federal income tax. U.S. sourced income from the international operation of ships that is considered qualified income and earned by a qualified foreign corporation can also be considered exempt from U.S. federal income taxation. The exemption requires a number of tests be met including qualifying income earned subject to an equivalent exemption in a qualified country and a qualified foreign corporation meeting the qualified foreign country, qualified income, stock ownership tests and substantiation requirements.  The Company believes it meets all of the tests to qualify for an exemption from income under Internal Revenue Code section 883.  To the extent the Company is unable to qualify for the exemption, the Company would be subject to U.S. federal income taxation of 4% of its U.S. shipping income on a gross basis without deductions.  If certain other conditions are present, as defined in the Code, U.S. source shipping income, net of applicable deductions, may be subject to federal income tax of up to 21% and a 30% branch profits tax.  The company believes that none of its U.S. source shipping income is effectively connected with the conduct of a U.S. trade or business.

Since earnings from shipping operations of the Company are not subject to U.S. or foreign income taxation, the Company has not recorded income tax expense, deferred tax assets or liabilities for the years ended December 31, 2018 and 2017.

On December 22, 2017, the Tax Cuts and Jobs Act was passed which, among other things, reduces the federal corporate tax rate to 21.0% effective January 1, 2018.  Recent guidance allows for a measurement period approach for the income tax effects of tax reform for which the accounting is incomplete, but the Company is able to provide a provisional estimate for various changes in the law.  As a result of the Company’s income qualifying for exemption from US taxation under Internal Revenue Code section 883, there was no federal income tax impact to the years ended December 31, 2018 and 2017.  As long as the Company continues to meet the exemption for its qualifying income and the U.S. and foreign laws do not change regarding the application of this exemption, the Company does not believe the impact for tax reform to have a material impact on the company.  The Company will continue to monitor guidance regarding these changes for how it may impact the financial statements in later periods.

Where required, the Company complies with income tax filings in its various jurisdictions of operations. As of December 31, 2018 and 2017, the Company is not subject to U.S. federal or foreign examinations by tax authorities for years before 2013.

Restricted Common Share Awards

Compensation cost of restricted share awards is measured using the grant date fair value of the Company's common shares, as quoted on the Nasdaq Capital Market, multiplied by the total number of shares granted. Compensation cost is amortized according to the vesting period indicated in the grant agreement. Total compensation cost recognized during the years ended December 31, 2018 and 2017 is approximately $1,200,000 and $1,074,000, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

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

At December 31, 2018, the Company has four fully fixed rate debt facilities and four facilities which are fixed in part. At December 31, 2017, the Company has seven fully fixed rate debt facilities and three facilities of which fifty percent are fixed. The aggregate carrying amounts and fair values of the long-term debt associated with the fixed rate borrowing arrangements are as follows:

	December 31,
	2018	2017
Carrying amount of fixed rate long-term debt	$80,964,690	$92,096,979
Fair value of fixed rate long-term debt	$81,412,986	$93,417,008

Fair values of these debt obligations were estimated based on quoted market prices for the same or similar issues of debt with the same remaining maturities, which is considered Level 2 in the fair value hierarchy established by ASC 820.

Reclassifications

The Company reclassified prior year income earned on the non-performance of COA's from other income to voyage revenue to conform to the current year's presentation. This reclassification had no effect on the Company’s previously reported consolidated operations or shareholders’ equity.

Recent Accounting Pronouncements

In February 2016, the FASB issued an ASU 2016-02, Accounting Standards Update for Leases. The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. As allowed by a practical expedient under ASC 842, a lessee is permitted to make an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. In determining the estimated value of right-use assets and lease liabilities, the Company will consider the noncancelable period of the lease as well as periods for which it is reasonably certain that renewal options will be exercised. The Company will discount the estimated lease liability using the portfolio approach, the composition of which is its secured long-term debt facilities.

The Company expects to elect the "package of practical expedients" in the new standard, under which we are not required to reassess our prior conclusions regarding lease identification, classification and initial direct costs. We do not expect to elect the use-of-hindsight practical expedient; and the practical expedient pertaining to land easements will not apply to the Company.

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

The amendments in this Update also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met:

1. The timing and pattern of transfer of the nonlease component(s) and associated lease component are the same.
2. The lease component, if accounted for separately, would be classified as an operating lease.

The Company intends to elect this practical expedient when it adopts the lessor provisions of this Update. As a result, time charter arrangements using the Company's owned vessels will account for the operating lease component of charter-hire revenue and the vessel operating expense nonlease component as a single component. Accordingly, the lessor provisions under ASC 842 are not expected to have a material impact on the Company’s financial statements.

    The Company does not expect the adoption of the lessee provisions of this guidance to have a material impact on its consolidated financial statements because the Company rarely charters-in vessels (lessee) for longer than one year and the Company intends to apply the practical expedient relating to leases with terms of 12 months or less. Furthermore, the Company has only one noncancelable office lease for which the noncancelable period is less than eight months and noncancelable office equipment leases which are not expected to create significant right to use assets or lease liabilities.

The Company will implement the new guidance effective January 1, 2019 and will provide the required disclosures under the standard in its Form 10-Q filing for the quarterly period ending March 31, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. For most financial assets, such as trade and other receivables, loans and other instruments, this standard changes the current incurred loss model to a forward-looking expected credit loss model, which generally will result in the earlier recognition of allowances for losses.  The new standard is effective for our company at the beginning of 2020.  Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date.  We are currently evaluating the impact of the standard on our consolidated financial statements.

NOTE 4 - VARIABLE INTEREST ENTITIES

The Company has evaluated all of its wholly and partially-owned entities, as well as entities with common ownership or other relationships, pursuant to ASC 810. A summary of the Company’s consolidation policy is provided in Note 3. The Company has concluded that Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Atlantic, Bulk Trident, Bulk Phoenix, Bulk Barents, Bulk Bothnia,

Bulk Freedom, Bulk Pride, Bulk PODS, Bulk Spirit, NBH, Long Wharf, NBHC, BVH, FVL and VBC should be consolidated as VIEs at December 31, 2018 and 2017.

Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Atlantic, Bulk Trident, Bulk Phoenix, Bulk Barents, Bulk Bothnia, BVH, Bulk Freedom, Bulk Pride, Bulk PODS and Bulk Spirit are wholly-owned subsidiaries that were established for the purpose of acquiring bulk carriers. The Company has concluded that these entities are VIEs due to the existence of corporate guarantees and to the cross-collateralization on outstanding debt, which is indicative of an inability to finance the entities’ activities without additional subordinated financial support. Accordingly, the Company has consolidated these subsidiaries for the years ended December 31, 2018 and 2017. The consolidation of all of these entities increased total assets by approximately $59.4 million and increased total liabilities by approximately $65.4 million at December 31, 2018. Total shareholders’ equity decreased by approximately $6.0 million. The consolidation of all of these entities increased total assets by approximately $50.4 million and increased total liabilities by approximately $47.7 million at December 31, 2017. Total shareholders’ equity increased by approximately $2.7 million.

NBH is a wholly-owned subsidiary of the Company. The Company determined that NBH is a VIE due to the fact that NBH’s total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support. Furthermore, the Company determined that it is NBH’s primary beneficiary, as it has the power to direct the activities of the entity. Accordingly, the Company has consolidated NBH for the years ended December 31, 2018 and 2017. The consolidation of NBH increased total assets by approximately $27.2 million and $22.6 million and increased total liabilities by approximately $22.1 million and $21.3 million at December 31, 2018 and 2017, respectively. Total shareholders’ equity increased by approximately $5.1 million and $1.3 million at December 31, 2018 and 2017, respectively.

Long Wharf was established in 2009 for the purpose of buying a new office building. Ownership of Long Wharf was transferred to the Company on October 1, 2014. The Company determined that Long Wharf is a VIE as Long Wharf’s total equity investment at risk is not sufficient to permit it to finance its activities without additional subordinated financial support. The Company determined that the entities/individuals that had a variable interest in Long Wharf prior to the transfer were also related parties, and that none of those entities individually met the criteria to be the primary beneficiary, as none had the obligation to absorb the entity’s losses; therefore, since the Company represented the party within the related party group that was most closely associated with the VIE, the Company concluded it was the primary beneficiary. Accordingly, the Company has consolidated Long Wharf for the years ended December 31, 2018 and 2017. The consolidation of Long Wharf increased total assets by approximately $2.1 million and $2.2 million and increased total liabilities by approximately $2.3 million and $2.4 million at December 31, 2018 and 2017, respectively. Total shareholders’ equity decreased by approximately $0.2 million and $0.2 million at December 31, 2018 and 2017, respectively.

NBHC was established in March 2012, for the purpose of acquiring the m/v Nordic Odyssey, the m/v Nordic Orion and to invest in additional vessels, all through wholly-owned subsidiaries. Each of the ship owning companies owned by NBHC is chartered to NBC under fixed price, time charter arrangements. The Company determined that NBHC is a VIE and that it is the primary beneficiary of NBHC, as it has the power to direct its activities as a result of these time charter arrangements. Accordingly, the Company has consolidated NBHC for the years ended December 31, 2018 and 2017. The consolidation of NBHC increased total assets by approximately $154.6 million and $154.6 million and increased total liabilities by approximately $76.8 million and $86.2 million at December 31, 2018 and 2017, respectively. Total shareholders’ equity increased by approximately $7.6 million and $4.5 million at December 31, 2018 and 2017. Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of NBHC are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to NBHC amounts to approximately $70.2 million and $63.9 million at December 31, 2018 and 2017.

BVH was established in August 2013, together with a third-party, for the purpose of owning Five and Six. Five and Six were established for the purpose of owning new ultramax newbuildings that were delivered in January 2017 at which time the Company acquired its joint venture partner's 50% interest in BVH. The Company determined that BVH is a VIE and is the primary beneficiary of BVH, as it has the power to direct its activities. Accordingly, the Company has consolidated BVH and its wholly-owned subsidiaries for the years ended December 31, 2018 and 2017. The consolidation of BVH increased total assets by approximately $40.7 million and $42.6 million and increased total liabilities by approximately $35.6 million and $38.0 million at December 31, 2018 and 2017, respectively. Total shareholders’ equity increased by approximately $5.1 million at December 31, 2018 and $4.6 million at December 31, 2017.

FVL and VBC are VIEs due to the fact that the Company has the power to direct the activities of these entities, neither of which had any revenue in 2018 or 2017. The consolidation of these entities increased assets by approximately $1.6 million, increased liabilities by approximately $0.2 million, decreased shareholders' equity by $23,000 and increased non-controlling interest by approximately $1.5 million at December 31, 2018. The consolidation of these entities increased assets by approximately $1.4 million, and increased non-controlling interest by approximately $1.4 million at December 31, 2017.

NOTE 5 - FIXED ASSETS

At December 31, fixed assets consisted of the following:

	2018	2017
Vessels and vessel upgrades	$338,469,378	$352,874,660
Capitalized dry docking	11,609,896	10,230,173
	350,079,274	363,104,833
Accumulated depreciation and amortization	(71,276,800)	(59,893,556)
Vessels, vessel upgrades and capitalized dry docking, net	278,802,474	303,211,277

Land and building	2,541,085	2,541,085
Internal use software	2,414,650	1,922,140
Other fixed assets	4,955,735	4,463,225
Accumulated depreciation	(1,866,524)	(1,381,847)
Other fixed assets, net	3,089,211	3,081,378

Total fixed assets, net	$281,891,685	$306,292,655

At December 31, vessels under capital leases consisted of the following:

	2018	2017
Vessels under capital lease	$58,112,177	$30,878,062
Accumulated depreciation and amortization	(2,535,400)	(883,850)

Vessels under capital lease, net	$55,576,777	$29,994,212

The net carrying value of the Company’s fleet consists of the following:

	December 31,
	2018	2017
Owned vessels
m/v BULK PANGAEA	$15,231,305	$16,398,650
m/v BULK PATRIOT	10,130,797	11,111,437
m/v BULK JULIANA	10,651,029	11,411,052
m/v NORDIC ODYSSEY	24,283,497	25,634,743
m/v NORDIC ORION	25,095,469	26,467,928
m/v BULK TRIDENT(1)	—	14,195,098
m/v BULK NEWPORT	13,965,092	13,139,242
m/v NORDIC BARENTS	4,370,817	4,846,522
m/v NORDIC BOTHNIA	4,322,490	4,787,388
m/v NORDIC OSHIMA	28,897,931	30,122,172
m/v NORDIC OLYMPIC	29,151,529	30,548,435
m/v NORDIC ODIN	29,321,599	30,371,285
m/v NORDIC OASIS	30,416,651	31,608,785
m/v BULK ENDURANCE	26,020,505	27,030,918
m/v BULK FREEDOM	8,467,058	8,834,746
m/v BULK PRIDE	13,531,561	14,007,731
MISS NORA G. PEARL	2,995,144	2,695,145
m/v BULK SPIRIT(2)	1,950,000	—
	278,802,474	303,211,277
Other fixed assets, net	3,089,211	3,081,378
Total fixed assets, net	$281,891,685	$306,292,655

Vessels under capital lease
m/v BULK DESTINY(5)	$22,307,701	$23,153,850
m/v BULK BEOTHUK(4)	6,528,981	6,840,362
m/v BULK TRIDENT(1)	12,664,906	—
m/v BULK PODS(3)	14,075,189	—
	$55,576,777	$29,994,212

(1)	On June 7, 2018, the m/v Bulk Trident was sold and simultaneously chartered back under a bareboat charter accounted for as a capital lease, the terms of which are discussed in Note 10.

(2)
On October 26, 2018, the Company entered into an agreement to purchase a 2009 built Supramax (m/v Bulk Spirit) for $13 million., and placed a deposit of $2.0 million. The vessel was delivered in February 2019 (see Note 11).

(3)
The Company acquired the 2006 built Panamax (m/v Bulk PODS) on August 1, 2018. The m/v Bulk PODS was sold on August 21, 2018 and simultaneously chartered back under a bareboat charter accounted for as a capital lease, the terms of which are discussed in Note 10.

(4)	The m/v Bulk Beothuk was sold on June 15, 2017 and simultaneously chartered back under a bareboat charter accounted for as a capital lease, the terms of which are discussed in Note 10.

(5)	The Company took delivery of the m/v Bulk Destiny on January 7, 2017 and simultaneously entered into a sale and leaseback financing agreement, the terms of which are discussed in Note 10.

The Company capitalized dry-docking costs on two vessels in 2018. The Company capitalized dry-docking costs on three vessels in 2017. The 5 year amortization period of the capitalized dry docking costs is within the remaining useful life of these vessels.

NOTE 6 - MARGIN ACCOUNTS, DERIVATIVES AND FAIR VALUE MEASURES

Margin Accounts

During December 31, 2018 and 2017, the Company was party to forward freight agreements and fuel swap contracts in order to mitigate the risk associated with volatile freight rates and fuel prices. Under the terms of these contracts, the Company is required to deposit funds in margin accounts if the market value of the hedged item declines. The Company had approximately $1,821,000 on deposit in two margin accounts at December 31, 2018, following a decline in the market value of its freight forward agreements ("FFAs") and fuel swaps. The Company had $913,000 on deposit in one margin account at December 31, 2017, following a decline in the market value of its FFAs. The funds are required to remain in margin accounts as collateral until the market value of the items being hedged return to preset limits. The margin accounts are included in advance hire, prepaid expenses and other current assets in the consolidated balance sheets at December 31, 2018 and 2017.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. In 2018 and 2017, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at December 31, 2018 and 2017 are liabilities of approximately $3,166,000 and assets of approximately $377,000, respectively, which are included in other current liabilities and other current assets, respectively, on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the years ended December 31, 2018 and 2017 resulted in a loss of approximately $3,543,000 and a gain of approximately $74,000, respectively, which are included in unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of income.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, actively hedges identified economic risk related to long-term cargo contracts with FFAs. The usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. During the year ended December 31, 2018 and 2017, the Company entered into FFAs that were not designated for hedge accounting. The aggregate fair value of these FFAs at December 31, 2018 were liabilities of approximately $60,000. The aggregate fair value of these FFAs at December 31, 2017 were assets of approximately $266,000. The change in the aggregate fair value of the FFAs during the years ended December 31, 2018 and 2017 resulted in a loss of approximately $326,000 and a gain of approximately $287,000, respectively, which are included in unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of income.

Fair Value Hierarchy

The three levels of the fair value hierarchy established by ASC 820, in order of priority, are as follows:

Level 1 –     quoted prices in active markets for identical assets or liabilities

Level 2 –     observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 –     unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

	Balance at December 31, 2018	Level 1	Level 2	Level 3
Margin accounts	$1,820,657	$1,820,657	$—	$—
Fuel swap contracts	$(3,165,967)	$—	$(3,165,967)	$—
Forward freight agreements	$(59,940)	$—	$(59,940)	$—

	Balance at December 31, 2017	Level 1	Level 2	Level 3
Margin accounts	$912,981	$912,981	$—	$—
Fuel swap contracts	$377,273	$—	$377,273	$—
Forward freight agreements	$265,768	$—	$265,768	$—

The estimated fair values of the Company’s interest rate swap instruments and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.

NOTE 7 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2017	Activity	December 31, 2018
Included in trade accounts receivable and voyage revenue on the consolidated balance sheets and statements of income, respectively:
Trade receivables due from King George Slag(i)	$—	$627,629	$627,629

Included in accounts payable and accrued expenses on the consolidated balance sheets:
Trade payables due to Seamar (ii)	$1,421,920	$550,015	$1,971,935

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$4,325,000	$(1,730,000)	$2,595,000
Interest payable – 2011 Founders Note (iii)	684,597	(401,851)	282,746
Promissory Note	2,000,000	(2,000,000)	—
Total current related party debt	$7,009,597	$(4,131,851)	$2,877,746

i.	King George Slag LLC is a joint venture of which the Company owns 25%.

ii.	Seamar Management S.A. ("Seamar")

iii.	Paid in cash

In November 2014, the Company entered into a $5 million Promissory Note (the “Note”) with Bulk Invest Ltd., a company controlled by shareholders collectively referred to as the Founders. The $2 million outstanding balance on the Note was repaid on February 6, 2018.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The outstanding balance of the note was $2,595,000 and $4,325,000 at December 31, 2018 and 2017, respectively.

Dividends payable, all of which are currently payable to related parties, are shown in Note 9.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operation of some of the Company’s owned vessels. During the years ended December 31, 2018 and 2017, the Company incurred technical management fees of $3,072,000 and $2,789,400 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at December 31, 2018 and 2017, (including amounts due for vessel operating expenses), were $1,971,935 and $1,421,920, respectively.

NOTE 8 - SECURED LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2018	2017

Bulk Trident Secured Note(1)	$—	$3,452,500
Bulk Juliana Secured Note(1)	—	1,521,095
Bulk Phoenix Secured Note	2,702,374	4,473,805
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	62,325,000	69,825,000
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	4,489,100	5,793,460
Bulk Nordic Oasis Ltd. Loan Agreement (2)	17,000,000	18,500,000
The Amended Senior Facility - Dated December 21, 2017 (3)	25,626,665	28,803,333
Bulk Freedom Loan Agreement	4,450,000	5,150,000
109 Long Wharf Commercial Term Loan	812,867	922,466
Phoenix Bulk Carriers (US) LLC Automobile Loan	—	23,090
Total	117,406,006	138,464,749
Less: unamortized bank fees	(1,903,994)	(1,869,780)
	115,502,012	136,594,969
Less: current portion	(20,127,742)	(18,979,335)
Secured long-term debt, net	$95,374,270	$117,615,634

(1)	See Senior Secured Post-Delivery Term Loan Facility below.

(2)
The borrower under this facility is NBHC, of which the Company and its joint venture partners, STST and ASO2020, each own one-third. NBHC is consolidated in accordance with ASC 810-10 and as such, amounts pertaining to the non-controlling ownership held by these third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets.

(3)	This facility is cross-collateralized by the vessels m/v Bulk Endurance and m/v Bulk Pride, and is guaranteed by the Company.

The Senior Secured Post-Delivery Term Loan Facility

On April 14, 2017, the Company, through its wholly owned subsidiaries, Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Trident and Bulk Phoenix, entered into the Fourth Amendatory Agreement, (the "Fourth Amendment"), amending and supplementing the Loan Agreement dated April 15, 2013, as amended by a First Amendatory Agreement dated May 16, 2013, the Second Amendatory Agreement dated August 28, 2013 and the Third Amendatory Agreement dated July 14, 2016. The Fourth Amendment advanced the final repayment dates for Bulk Pangaea and Bulk Patriot, which have since been repaid. Final payment on the Bulk Juliana Secured Note was made on July 19, 2018. The Bulk Trident Secured Note was repaid on June 7, 2018 in conjunction with the sale and leaseback of the vessel (Note 10).

Bulk Phoenix Secured Note

Initial amount of $10,000,000, entered into in May 2013, for the acquisition of m/v Bulk Newport. The Fourth Amendment did not change this tranche, the balance of which is payable in two installments of $700,000 and seven installments of $442,858. A balloon payment of $1,816,659 is payable on July 19, 2019. The interest rate is fixed at 5.09%.

The agreement contains financial covenants that require the Company to maintain a minimum net worth and minimum liquidity, on a consolidated basis. The facility also contains a consolidated leverage ratio and a consolidated debt service coverage ratio. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of December 31, 2018 and December 31, 2017, the Company was in compliance with these covenants.

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

Interest on 50% of the advances to Odyssey and Orion was fixed at 4.24% in March 2017. Interest on the remaining advances to Odyssey and Orion is floating at LIBOR plus 2.40% (5.19% at December 31, 2018). Interest on 50% of the advances to Odin and Olympic was fixed at 3.95% in January 2017. Interest on the remaining advances to Odin and Olympic was floating at LIBOR plus 2.0% and was fixed at 4.07% on April 27, 2017. Interest on 50% of the advance to Oshima was fixed at 4.16% in January 2017. Interest on the remaining advance to Oshima is floating at LIBOR plus 2.25% (5.04% at December 31, 2018).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At December 31, 2018 and December 31, 2017, the Company was in compliance with this clause.

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

The facility bears interest at LIBOR plus 2.50% (5.29% at December 31, 2018). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $1,755,415 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel and a minimum value clause ("MVC"). The Company was in compliance with this covenant at December 31, 2018 and December 31, 2017.

The Bulk Nordic Oasis Ltd. - Loan Agreement - Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment in March 2022. Interest on this advance is fixed at 4.30%.

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of December 31, 2018 and December 31, 2017, the Company was in compliance with this covenant.

The Amended Senior Facility - Dated December 21, 2017 (previously identified as Bulk Nordic Six Ltd. - Loan Agreement - Dated December 21, 2016)

The agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017, divided into two tranches. The agreement requires repayment of Tranche A, totaling $16,000,000, in three equal quarterly installments of $100,000 beginning on April 7, 2017 and, thereafter, 17 equal quarterly installments of $266,667 and a balloon payment of $11,667,667 due with the final installment in March 2022. Interest on this advance was fixed at 4.74% on March 27, 2017. The agreement also advanced $3,500,000 under Tranche B, which is payable in 18 equal quarterly installments of $65,000 beginning on October 7, 2017, and a balloon payment of $2,330,000 due with the final installment in March 2022. Interest on this advance is floating at LIBOR plus 6.00% (8.79% at December 31, 2018).

The amended agreement advanced $10,000,000 in respect of the m/v Bulk Pride on December 21, 2017, which was divided into two additional tranches. The agreement requires repayment of Tranche C, totaling $8,500,000, in 16 equal quarterly installments of $275,000 beginning in March 2018 and a balloon payment of $4,100,000 due with the final installment in December 2021. Interest on this advance is floating at LIBOR plus 2.75% (5.54% at December 31, 2018). The agreement also advanced $1,500,000 under Tranche D, which is payable in 4 equal quarterly installments of $375,000 beginning on August 21, 2018. Interest on this advance is floating at LIBOR plus 6.00% (8.79% at December 31, 2018).

The loan is secured by a first preferred mortgages on the m/v Bulk Endurance and the m/v Bulk Pride, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2018 and December 31, 2017, the Company was in compliance with these covenants.

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due with the final installment. Interest is floating at LIBOR plus 3.75%. On June 14, 2018, the Company elected to fix rates for the following four quarterly periods. The rate at December 31, 2018 is 6.09%, increasing quarterly to 6.51% for the installment due June 14, 2019.

The loan is secured by a first preferred mortgage on the m/v Bulk Freedom, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2018, the Company was in compliance with these covenants.

109 Long Wharf Commercial Term Loan

Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00% (4.79% at December 31, 2018). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At December 31, 2018 and December 31, 2017, the Company was in compliance with these covenants.

Phoenix Bulk Carriers (US) LLC Automobile Loan

In September 2016, the Company purchased a commercial vehicle for use at the site of a port on the United States' East Coast. The total loan amount of $29,435 is payable in 60 equal monthly installments of $539. Interest is fixed at 3.74%. The vehicle was sold in January 2018 and the loan was repaid.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,

2019	$20,127,742
2020	21,990,674
2021	37,237,224
2022	37,675,900
2023	109,600
Thereafter	264,866
$117,406,006

NOTE 9 - COMMON STOCK AND NON-CONTROLLING INTEREST

Common stock

The Company has 100,000,000 shares of common stock ($0.0001 par value) authorized, of which 43,998,560 were issued as of December 31, 2018.

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

At December 31, 2018, shares issued to members of our board of directors who are not our employees totaled 529,223, all of which are vested at December 31, 2018. There were 242,358 shares vested at December 31, 2017.

At December 31, 2018, shares issued to employees under the Amended Plan totaled 1,838,914 after forfeitures. These restricted shares vest at the rate of one-third of the total granted on each of the third, fourth and fifth anniversaries of the vesting commencement date. Vested shares at December 31, 2018 and 2017 totaled 376,991 and 16,000, respectively.

Total non-cash compensation cost recognized during the years ended December 31, 2018 and 2017 is approximately $1,200,214 and $1,074,038, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

	Shares awarded pursuant to the Amended Plan
	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested shares at December 31, 2017	1,837,147	$2.74
Granted	302,385	3.10
Vested	(579,258)	2.55
Forfeited	(98,351)	2.92

Nonvested at December 31, 2018	1,461,923	$2.89

	Fiscal Years Ended December 31,
	2018	2017
Fair value of restricted shares vested	$1,478,051	$570,011
Unrecognized compensation cost for restricted shares	$3,445,031	$3,909,212
Weighted average remaining period to expense for restricted shares (years)	2.45	3.03

Dividends

Dividends on common stock are recorded when declared by the Board of Directors. There were no dividends declared during the years ended December 31, 2018 and 2017.

Dividends payable consist of the following, all of which are payable to related parties:

	2013 common stock dividend	2013 Odyssey and Orion dividend	Total
Balance at December 31, 2016	$6,411,540	$904,803	$7,316,343
Converted to common shares	(77,942)	—	(77,942)
Balance at December 31, 2017	6,333,598	904,803	7,238,401
Paid in cash	(2,270,000)	(904,803)	(3,174,803)
Balance at December 31, 2018	$4,063,598	$—	$4,063,598

Non-controlling interest

Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to NBHC and its wholly-owned shipowning subsidiaries amounts to approximately $70,193,000 and $63,953,000 at December 31, 2018 and 2017, respectively.

Non-controlling interest attributable to VBC was approximately $1,499,000 and $1,352,000 at December 31, 2018 and 2017, respectively.

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

Vessel Sales and Leasebacks Accounted for as Capital Leases

The Company's fleet includes four vessels financed under sale and leaseback financing arrangements accounted for as capital leases. The selling price of the m/v Bulk Destiny to the lessor was $21.0 million and the fair value of the vessel at the inception of the lease was $24.0 million. The difference between the selling price and the fair value of the vessel was recorded as prepaid rent and is being amortized over the 25 year estimated useful life of the vessel. Prepaid rent is included in vessel under capital lease on the consolidated balance sheets at December 31, 2018 and 2017. The difference between the carrying amount and the fair value of the vessel of $4.3 million was recorded as loss on sale and leaseback in the consolidated statements of income at December 31, 2017. Minimum lease payments fluctuate based on three-month LIBOR and are payable quarterly over the seven year lease term, with a balloon payment of $11,200,000 due with the final lease payment in January 2024. Interest is floating at

LIBOR plus 2.75% (4.44% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

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

The selling price of the m/v Bulk Trident was $13,000,000 and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company incurred a loss of $0.9 million on the sale and leaseback of the m/v Bulk Trident in 2018. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (4.02% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

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

The Company leases office space for its Copenhagen operations. Since December 31, 2018, this lease continues on a month to month basis. The noncancelable period is six months, which represents the period for which it is reasonably certain that termination will not be exercised.

The Company leases office space for its Singapore operations At December 31, 2018, the remaining obligation under this lease is approximately $42,000.

Future minimum lease payments under capital leases with initial or remaining terms in excess of one year at December 31, 2018 were:

Obligations under Capital Leases
2019	$8,346,216
2020	8,176,908
2021	8,032,955
2022	11,010,075
2023	6,354,695
Thereafter	21,767,569
Total minimum lease payments	$63,688,418
Less amount representing interest	12,638,728
Present value of minimum lease payments	51,049,690
Less current portion	5,364,963
Long-term portion	$45,684,727

NOTE 11 - SUBSEQUENT EVENTS

On October 26, 2018, the Company, through a wholly-owned subsidiary, signed a Memorandum of Agreement to purchase a Supramax bulk carrier (m/v Bulk Spirit) built in 2009, for approximately $13 million. The vessel, which was delivered in February 2019, was financed under a bareboat charter to be accounted for as a finance lease under ASC 842. The minimum lease payments are fixed at 5.1% for the first five years of the lease term and fluctuate based on three-month LIBOR after that time. Bareboat hire is payable monthly over the eight-year lease term. The Company has the option to purchase the vessel at the end of the second year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. The Company will own this vessel at the end of the lease term (see Note 5).

Quarterly Data

(Unaudited)	2018				2017
(Dollars in millions, except per share amounts. Figures may not foot due to rounding)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues:
Voyage revenue	$70.3	$81.8	$81.8	$85.8	$77.7	$80.2	$94.5	$86.1
Charter revenue	8.7	15.0	13.5	16.1	6.8	11.2	13.3	16.1
	79.0	96.8	95.3	101.9	84.5	91.4	107.8	102.2
Expenses:
Voyage expense	30.2	38.0	36.7	40.3	41.3	38.6	44.3	39.2
Charter hire expense	22.7	30.7	28.5	35.0	23.2	33.2	34.8	38.9
Vessel operating expenses	9.8	10.0	9.9	10.1	8.6	9.1	9.1	9.6
General and administrative	4.1	4.4	3.7	4.3	3.5	3.1	4.8	3.7
Depreciation and amortization	4.3	4.4	4.4	4.5	3.9	3.7	3.9	4.0
Loss on sale and leaseback of vessels	—	0.9	—	—	4.3	4.9	0.1	—
Total expenses	71.1	88.4	83.2	94.2	84.8	92.6	97.0	95.4

Income from operations	7.9	8.4	12.1	7.7	(0.3)	(1.2)	10.8	6.8

Other income (expense):
Interest expense, net	(2.1)	(2.1)	(2.2)	(2.3)	(1.6)	(2.2)	(2.1)	(2.0)
Interest expense related party debt	(0.1)	(0.1)	—	—	(0.1)	(0.1)	(0.1)	(0.1)
Unrealized (loss) gain on derivative instruments	(0.6)	0.6	0.5	(4.3)	2.0	(1.5)	(0.1)	(0.1)
Other expense	0.4	—	—	0.2	0.1	0.8	0.1	—
Total other expense, net	(2.4)	(1.6)	(1.7)	(6.4)	0.4	(3.0)	(2.2)	(2.2)

Net income	5.5	6.8	10.4	1.3	0.1	(4.2)	8.6	4.6
(Income) loss attributable to noncontrolling interests	(1.2)	(1.1)	(2.1)	(1.8)	1.4	(0.6)	(1.6)	(0.5)
Net income attributable to Pangaea Logistics Solutions Ltd.	$4.3	$5.7	$8.3	$(0.5)	$1.5	$(4.8)	$7.0	$4.1

Quarterly Data (continued)

(Unaudited)	2018				2017
(Dollars in millions, except per share amounts)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Earnings (loss) per common share:
Basic	$0.10	$0.14	$0.20	$(0.01)	$0.04	$(0.13)	$0.18	$0.10
Diluted	$0.10	$0.13	$0.19	$(0.01)	$0.04	$(0.13)	$0.17	$0.09

Weighted average shares used to compute earnings per common share
Basic	42,019,779	42,252,552	42,348,175	42,369,661	35,280,806	35,539,186	40,796,867	41,941,300
Diluted	42,655,038	42,763,925	42,878,449	42,369,661	35,805,205	35,539,186	41,074,592	42,619,933

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2019.

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

Signature	Title	Date

/s/ Edward Coll	Chairman of the Board and Chief	March 20, 2019
Edward Coll	Executive Officer

/s/ Carl Claus Boggild	President (Brazil) and Director	March 20, 2019
Carl Claus Boggild

/s/ Gianni DelSignore	Chief Financial Officer, Principal	March 20, 2019
Gianni DelSignore	Accounting Officer and Director

/s/ Anthony Laura	Director	March 20, 2019
Anthony Laura

/s/ Nam Trinh	Director	March 20, 2019
Nam Trinh

/s/ Paul Hong	Director	March 20, 2019
Paul Hong

/s/ Richard T. du Moulin	Director	March 20, 2019
Richard T. du Moulin

/s/ Mark L. Filanowski	Chief Operating Officer and Director	March 20, 2019
Mark L. Filanowski

/s/ Eric S. Rosenfeld	Director	March 20, 2019
Eric S. Rosenfeld

/s/ David D. Sgro	Director	March 20, 2019
David D. Sgro

Exhibit no.	Description	Incorporated By Reference		Filed herewith
		Form	Date
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
		S-1	2/4/2015
10.2	Form of Lock-Up Agreement.	S-1	2/4/2015
10.3	Form of Registration Rights Agreement between Quartet Holdco Ltd. and certain holders identified therein.	S-1	2/4/2015
10.4	$1.048 Million Secured Construction Loan Agreement	S-1	2/4/2015
10.5	$9.12 Million Secured Term Loan	S-1	2/4/2015
10.6	$4.55 Million Secured Term Loan	S-1	2/4/2015
10.7	$40.0 Million Secured Loan Facility	S-1	2/4/2015
10.8	$8.52 Million Term Loan	S-1	2/4/2015
10.9	$5.685 Million Secured Loan Facility	S-1	2/4/2015
10.10	Post-Delivery Facility	S-1	2/4/2015
10.11	$10.0 Million Loan from Shareholder	S-1	2/4/2015
10.12	January 10, 2013 Related Party Loan with ASO 2020 Maritime S.A.	S-1	2/4/2015
10.13	March 18, 2013 Related Party Loan with ASO 2020 Maritime S.A.	S-1	2/4/2015
10.14	June 18, 2013 Related Party Loan with ASO 2020 Maritime S.A.	S-1	2/4/2015
10.15	Related Party Loan with ST Shipping and Transport Pte. Ltd.	S-1	2/4/2015
10.16	$5.0 million Loan Agreement from Bulk Partners (Bermuda) Ltd. to Nordic Bulk Carriers AS	S-1	2/4/2015
10.17	Lease of 109 Long Wharf, Newport, RI 02840	S-1	2/4/2015
10.18	$13.0 Million Term Loan	S-1	2/4/2015
10.19	Nordic Bulk Holding Company Ltd. Shareholders Agreement	S-1	2/4/2015
10.20	Nordic Bulk Ventures Holding Company Shareholders Agreement	S-1	2/4/2015
10.25	Loan Agreement (Revolving Line of Credit) by and between Phoenix Bulk Carriers (US) LLC and Rockland Trust Company	S-4	5/13/2014
10.26	Pangaea Logistics Solutions Ltd. 2014 Share Incentive Plan (as amended and restated by the Board of Directors on August 7, 2015)	S-1/A	9/16/2015
10.27	Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd., Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement	10-Q	11/13/2015
10.28	Bulk Nordic Oasis Ltd. Loan Agreement	10-K	3/23/2016
10.29	Amendment No. 2 to Shareholders Agreement dated January 10, 2013, as amended by Amendment No. 1 dated July 31, 2013 regarding Nordic Bulk Holding Company Ltd.	10-K	3/23/2016
10.30	THIRD AMENDATORY AGREEMENT	10-Q	8/15/2016
10.31	Purchase Agreement by and between Bulk Nordic Five Ltd. and Nicole Navigation S.A. dated October 27, 2016	10-K	3/22/2017
10.32	Bareboat Charter Party by and between Nicole Navigation S.A and Bulk Nordic Five Ltd. dated October 27, 2016	10-K	3/22/2017
10.33	Nordic Bulk Six Ltd. Loan Agreement	10-K	3/22/2017

10.34	Stock Purchase Agreement Nordic Bulk Ventures Holding Company Ltd. by and between Bulk Fleet Bermuda Holding Company Ltd. and ST Shipping and Transport Pte. Ltd.	10-K	3/22/2017
10.35	Purchase Agreement Addendum by and between Bulk Nordic Five Ltd. and Nicole Navigation S.A. dated October 27, 2016	10-K	3/22/2017
10.36	Fourth Amendatory Agreement dated April 14, 2017	10-Q	5/10/2017
10.37	Stock Purchase Agreement - Insiders dated June 15, 2017	10-Q	6/22/2017
10.38	Stock Purchase Agreement - Insiders dated June 15, 2017	10-Q	6/22/2017
10.39	Bulk Freedom Corp. Loan Agreement dated 14 June 2017	10-Q	8/14/2017
10.40	Americas Bulk Transport (BVI) Limited Barecon dated 6 June 2017.	10-Q	8/14/2017
10.41	Americas Bulk Transport (BVI) Limited Barecon Riders dated 6 June 2017	10-Q	8/14/2017
10.42	The Amended Senior Facility - Dated December 21, 2017	10-K	3/21/2018
10.43	Bareboat Charter Party Dated 17 August 2018	10-Q	11/8/2018
14.1	Code of Ethics	8-K	10/8/2014
23.1	Consent of Independent Registered Public Accounting Firm			X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X
EX-101.INS	XBRL Instance Document			X
EX-101.SCH	XBRL Taxonomy Extension Schema			X
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase			X
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase			X
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase			X
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase			X