Form 10-Q
period 2019-03-31
Pangaea Logistics Solutions Ltd.
filed 2019-05-15
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
YES  ☒                  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       ☐              NO     ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PANL	NASDAQ

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share, 44,499,924 shares outstanding as of May 15, 2019.

Pangaea Logistics Solutions Ltd. Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$59,123,045	$53,614,735
Accounts receivable (net of allowance of $2,349,977 at March 31, 2019 and $2,357,130 December 31, 2018)	12,730,117	28,481,787
Bunker inventory	15,415,223	19,222,087
Advance hire, prepaid expenses and other current assets	13,188,661	12,187,551
Total current assets	100,457,046	113,506,160

Restricted cash	2,500,000	2,500,000
Fixed assets, net	289,557,019	281,355,366
Finance lease right of use assets, net	55,488,026	56,113,096
Total assets	$448,002,091	$453,474,622

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$24,260,439	$31,897,507
Related party debt	2,039,644	2,877,746
Deferred revenue	6,408,818	14,717,072
Current portion of secured long-term debt	18,958,795	20,127,742
Current portion of finance lease liabilities	6,601,611	5,364,963
Dividend payable	2,928,598	4,063,598
Total current liabilities	61,197,905	79,048,628

Secured long-term debt, net	92,262,780	95,374,270
Finance lease liabilities	56,018,804	45,684,727

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 44,504,090 shares issued and outstanding at March 31, 2019; 43,998,560 shares issued and outstanding at December 31, 2018	4,450	4,400
Additional paid-in capital	156,621,001	155,946,452
Retained earnings	9,439,753	5,737,199
Total Pangaea Logistics Solutions Ltd. equity	166,065,204	161,688,051
Non-controlling interests	72,457,398	71,678,946
Total stockholders' equity	238,522,602	233,366,997
Total liabilities and stockholders' equity	$448,002,091	$453,474,622

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues:
Voyage revenue	$65,851,347	$70,319,194
Charter revenue	13,692,838	8,654,099
	79,544,185	78,973,293
Expenses:
Voyage expense	32,174,107	30,168,028
Charter hire expense	24,947,369	22,695,935
Vessel operating expense	9,754,375	9,849,165
General and administrative	4,033,680	4,128,298
Depreciation and amortization	4,377,188	4,338,188
Total expenses	75,286,719	71,179,614

Income from operations	4,257,466	7,793,679

Other income (expense):
Interest expense, net	(2,207,168)	(2,060,736)
Interest expense on related party debt	(26,898)	(63,459)
Unrealized gain (loss) on derivative instruments, net	2,289,786	(562,605)
Other income	167,820	428,332
Total other income (expense), net	223,540	(2,258,468)

Net income	4,481,006	5,535,211
Income attributable to non-controlling interests	(778,452)	(1,210,217)
Net income attributable to Pangaea Logistics Solutions Ltd.	$3,702,554	$4,324,994

Earnings per common share:
Basic	$0.09	$0.10
Diluted	$0.09	$0.10

Weighted average shares used to compute earnings per common share:
Basic	42,601,227	42,019,779
Diluted	43,071,632	42,655,038

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	43,794,526	$4,379	$154,943,728	$(9,596,785)	$145,351,322	$65,304,320	$210,655,642
Recognized cost for restricted stock issued as compensation	—	—	—	—	612,665	—	612,665	—	612,665
Issuance of restricted shares, net of forfeitures	—	—	302,385	31	(31)	—	—	—	—
Change in accounting pronouncement	—	—	—	—	—	(2,423,036)	(2,423,036)	—	(2,423,036)
Net income	—	—	—	—	—	4,324,994	4,324,994	1,210,217	5,535,211
Balance at March 31, 2018	—	$—	44,096,911	$4,410	$155,556,362	$(7,694,827)	$147,865,945	$66,514,537	$214,380,482

	Preferred Stock		Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	43,998,560	$4,400	$155,946,452	$5,737,199	$161,688,051	$71,678,946	$233,366,997
Recognized cost for restricted stock issued as compensation	—	—	—	—	674,599	—	674,599	—	674,599
Issuance of restricted shares, net of forfeitures	—	—	505,530	50	(50)	—	—	—	—
Net Income	—	—	—	—	—	3,702,554	3,702,554	778,452	4,481,006
Balance at March 31, 2019	—	$—	44,504,090	$4,450	$156,621,001	$9,439,753	$166,065,204	$72,457,398	$238,522,602

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$4,481,006	$5,535,211
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	4,377,188	4,338,188
Amortization of deferred financing costs	182,802	166,221
Amortization of prepaid rent	29,649	30,484
Unrealized (gain) loss on derivative instruments	(2,289,786)	562,605
Gain from equity method investee	(128,250)	(90,000)
Provision for doubtful accounts	487,372	—
Drydocking costs	(381,059)	(1,497,979)
Recognized cost for restricted stock issued as compensation	674,599	612,665
Change in operating assets and liabilities:
Accounts receivable	15,264,298	(593,487)
Bunker inventory	3,806,864	1,063,365
Advance hire, prepaid expenses and other current assets	(872,860)	4,026,194
Accounts payable, accrued expenses and other current liabilities	(5,363,850)	(7,400,141)
Deferred revenue	(8,308,254)	(3,962,909)
Net cash provided by operating activities	11,959,719	2,790,417

Investing activities
Purchase of vessels and vessel improvements	(11,426,174)	(298,418)
Purchase of building and equipment	(159,619)	(110,417)
Proceeds from sale of equipment	—	31,594
Net cash used in investing activities	(11,585,793)	(377,241)

Financing activities
Payments of related party debt	(838,102)	(2,541,140)
Payments of financing fees and issuance costs	(260,225)	(91,329)
Payments of long-term debt	(4,203,014)	(4,765,747)
Proceeds from finance leases	13,000,000	—
Dividends paid to non-controlling interests	—	(904,803)
Payments of finance lease obligations	(1,429,275)	(436,506)
Accrued common stock dividends paid	(1,135,000)	—
Net cash provided by (used in) financing activities	5,134,384	(8,739,525)

Net increase (decrease) in cash, cash equivalents and restricted cash	5,508,310	(6,326,349)
Cash, cash equivalents and restricted cash at beginning of period	56,114,735	38,531,812
Cash, cash equivalents and restricted cash at end of period	$61,623,045	$32,205,463

Supplemental cash flow information and disclosure of noncash items
Cash paid for interest	$2,237,147	$1,758,934

Cash and cash equivalents	$59,123,045	$28,205,463
Restricted cash	2,500,000	4,000,000
	$61,623,045	$32,205,463
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

The Company owns three Panamax, two Ultramax Ice Class 1C, seven Supramax, and two Handymax Ice Class 1A drybulk vessels. The Company also owns one-third of Nordic Bulk Holding Company Ltd. (“NBHC”), a consolidated joint venture with a fleet of six Panamax Ice Class 1A drybulk vessels and has a 50% interest in the owner of a deck barge.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated balance sheets as of March 31, 2019 and 2018, the consolidated statements of income for the three months ended March 31, 2019 and 2018 and the consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2019 and December 31, 2018, and its results of operations and cash flows for the three months ended March 31, 2019 and 2018. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three month periods are unaudited. Certain information and disclosures included in the annual consolidated financial statements have been omitted for the interim periods pursuant to the rules and regulations of the SEC. The results for three months ended March 31, 2019 and 2018 are not necessarily indicative of the results for the year ending December 31, 2019 or for any other interim period or future years.

 The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are the estimated future cash flows used in its impairment analysis, the estimated salvage value used in determining depreciation expense and the allowances for doubtful accounts.

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

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	March 31, 2019	December 31, 2018
	(unaudited)
Money market accounts – cash equivalents	$41,149,343	$13,819,043
Cash (1)	17,973,702	39,795,692
Total cash and cash equivalents	$59,123,045	$53,614,735
Restricted cash	$2,500,000	$2,500,000
Total cash, cash equivalents and restricted cash	$61,623,045	$56,114,735
(1) Consists of cash deposits at various major banks.

Restricted cash at March 31, 2019 and December 31, 2018 consists of $2.5 million held by the facility agent as required by the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. – Dated September 28, 2015 - Amended and Restated Loan Agreement (See NOTE 4).

Advance hire, prepaid expenses and other current assets were comprised of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
Advance hire	$2,493,274	$5,851,070
Prepaid expenses	2,386,632	1,276,901
Accrued receivables	6,066,030	2,479,800
Margin deposit	1,405,010	1,820,656
Other current assets	837,715	759,124
	$13,188,661	$12,187,551

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
Accounts payable	$12,123,157	$19,892,511
Accrued expenses	10,361,607	7,424,286
Accrued interest	541,153	540,886
Derivative liabilities	1,002,798	3,225,907
Other accrued liabilities	231,724	813,917
	$24,260,439	$31,897,507

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued an ASU 2016-02, Accounting Standards Update for Leases. The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In determining the estimated value of right-of-use assets and lease liabilities, the Company considers the noncancelable period of the lease as well as periods for which it is reasonably certain that renewal options will be exercised. The Company discounts any estimated lease liability using the portfolio approach, the composition of which is its secured long-term debt facilities.

Time charter out contracts

Charter revenue is earned when the Company lets a vessel it owns or operates to a charterer for a specified period of time. Charter revenue is based on the agreed rate per day. The charterer has the power to direct the use and receives substantially all of the economic benefits from the use of the vessel. The Company determined that all time charter contracts are considered operating leases and therefore fall under the scope of ASC 842 because: (i) the vessel is an identifiable asset; (ii) the Company does not have substantive substitution rights; and (iii) the charterer has the right to control the use of the vessel during the term of the contract and derives the economic benefits from such use.

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending March 31, 2019, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the Consolidated Statement of Operations are lease expenses for chartered in contracts less than 12 months.

Adoption of ASC 842

The Company adopted ASC 842 on January 1, 2019. The Company elected the "package of practical expedients" in the new standard, under which we are not required to reassess our prior conclusions regarding lease identification, classification and initial direct costs. We did not elect the use-of-hindsight practical expedient; and the practical expedient pertaining to land easements does not apply to the Company.

In July 2018, the Financial Accounting Standards Board issued ASU 2018-11 to amend ASU 2016-02 and provided an additional (and optional) transition method to adopt the new lease standard. This transition method allows entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption instead of using the original modified retrospective transition method of adoption which required the restatement of all prior period financial statements. Under this new transition method, the comparative periods presented in the financial statements will continue to be in accordance with ASC Topic 840, Leases. The Company adopted the new lease standard effective January 1, 2019 using this new transition method.

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

The Company elected to use this practical expedient when it adopted the lessor provisions of this Update. As a result, the operating lease component and the vessel operating expense nonlease component in a time charter are reported as a single component.

At March 31, 2019, the Company had six vessels chartered to customers under time charters that contain leases. These six leases varied in original length from 34 days to 116 days. At March 31, 2019, lease payments due under these arrangements totaled approximately $797,000 and each of the time charters were due to be completed in twenty-one days or less. The Company does not have any sales-type or direct financing leases.

        Adoption of the lessee provisions of this guidance did not have a material impact on the Company's consolidated financial statements because the Company does not have any vessels chartered in (operating leases) for longer than one year and the practical expedient relating to leases with terms of 12 months or less was elected. Furthermore, the Company's finance lease right of use assets and finance lease liabilities were referred to as "assets under capital lease" and "obligations under capital leases" in prior period financial statements, but no other changes resulted from adoption of the standard. In addition, the Company has only one noncancelable office lease for which the noncancelable period is less than five months and noncancelable office equipment leases do not create significant right-of-use assets or lease liabilities.

In August 2017, the FASB issued an ASU 2017-12 Accounting Standards Update for Derivatives and Hedging. The amendments in this Update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively. Adoption of this guidance did not have a material impact on the Company's financial statements because our forward freight agreements and our fuel swaps do not qualify for hedge accounting treatment even after application of the amendments in this Update.

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

NOTE 3 - FIXED ASSETS

At March 31, 2019, the Company owned twenty dry bulk vessels including five financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	March 31,	December 31,
	2019	2018
Owned vessels	(unaudited)
m/v BULK PANGAEA	$15,241,681	$15,231,305
m/v BULK PATRIOT	9,807,507	10,130,797
m/v BULK JULIANA	10,527,478	10,651,029
m/v NORDIC ODYSSEY	23,936,879	24,283,497
m/v NORDIC ORION	24,743,805	25,095,469
m/v BULK NEWPORT	13,717,761	13,956,092
m/v NORDIC BARENTS	4,249,276	4,370,817
m/v NORDIC BOTHNIA	4,202,519	4,322,490
m/v NORDIC OSHIMA	28,608,642	28,897,931
m/v NORDIC ODIN	29,014,890	29,151,529
m/v NORDIC OLYMPIC	28,846,590	29,321,599
m/v NORDIC OASIS	30,110,222	30,416,651
m/v BULK ENDURANCE	25,774,822	26,020,505
m/v BULK FREEDOM	8,469,683	8,467,058
m/v BULK PRIDE	13,397,749	13,531,561
m/v BULK SPIRIT (1)	13,248,500	1,950,000
MISS NORA G PEARL	2,995,144	2,995,144
	286,893,148	278,793,474
Other fixed assets, net	2,663,871	2,561,892
Total fixed assets, net	$289,557,019	$281,355,366

Right of Use Assets
m/v BULK DESTINY	$22,101,959	$22,307,701
m/v BULK BEOTHUK	6,946,360	7,065,300
m/v BULK TRIDENT	12,522,611	12,664,906
m/v BULK PODS	$13,917,096	14,075,189
	$55,488,026	$56,113,096

(1)
On October 26, 2018, the Company entered into an agreement to purchase a 2009 built Supramax (m/v Bulk Spirit) for $13 million, and placed a deposit of $1.95 million. The vessel was delivered in February 2019 (see NOTE 7).

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

The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include the Company’s estimate of future time charter equivalent "TCE" rates based on current rates under existing charters and contracts. When existing contracts expire, the Company uses an estimated TCE based on actual results and extends these rates out to the end of the vessel’s useful life. TCE rates can be highly volatile, may affect the fair value of the Company’s vessels and may have a significant impact on the Company’s ability to recover the carrying amount of its fleet. Accordingly, the volatility is contemplated in the undiscounted projected net operating cash flow by using a sensitivity analysis based on percent changes in the TCE rates. The Company prepares a series of scenarios in an attempt to capture the range of possible trends and outcomes. Projected net operating cash flows are net of brokerage and address commissions and assume no revenue on scheduled offhire days. The Company uses the current vessel operating expense budget, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows. If these projected cash flows do not exceed the carrying value of the asset group, an impairment charge would be recognized. At March 31, 2019 and 2018 the Company did not identify any potential triggering events and therefore, in accordance with authoritative guidance, did not perform tests of recoverability.

NOTE 4 - DEBT

Long-term debt consists of the following:

	March 31, 2019	December 31, 2018
	(unaudited)
Bulk Phoenix Secured Note (1)	2,259,515	2,702,374
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	60,450,001	62,325,000
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	4,163,010	4,489,100
Bulk Nordic Oasis Ltd. Loan Agreement (3)	16,625,000	17,000,000
The Amended Senior Facility (formerly Bulk Nordic Six Ltd. - Loan Agreement)	24,644,998	25,626,665
Bulk Freedom Loan Agreement	4,275,000	4,450,000
109 Long Wharf Commercial Term Loan	785,466	812,867
Total	113,202,990	117,406,006
Less: unamortized bank fees	(1,981,417)	(1,903,994)
	111,221,573	115,502,012
Less: current portion	(18,958,793)	(20,127,742)
Secured long-term debt, net	$92,262,780	$95,374,270

(1)	See Senior Secured Post-Delivery Term Loan Facility below.

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

The Senior Secured Post-Delivery Term Loan Facility

On April 14, 2017, the Company, through its wholly owned subsidiaries, Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Trident and Bulk Phoenix, entered into the Fourth Amendatory Agreement, (the "Fourth Amendment"), amending and supplementing the Loan Agreement dated April 15, 2013, as amended by a First Amendatory Agreement dated May 16, 2013, the Second Amendatory Agreement dated August 28, 2013 and the Third Amendatory Agreement dated July 14, 2016. The Fourth Amendment advanced the final repayment dates for Bulk Pangaea and Bulk Patriot, which have since been repaid. Final payment on the Bulk Juliana Secured Note was made on July 19, 2018. The Bulk Trident Secured Note was repaid on June 7, 2018 in conjunction with the sale and leaseback of the vessel (NOTE - 7).

Bulk Phoenix Secured Note

Initial amount of $10,000,000, entered into in May 2013, for the acquisition of m/v Bulk Newport. The Fourth Amendment did not change this tranche, the balance of which is payable in two installments of $700,000 and seven installments of $442,858. A balloon payment of $1,816,659 is payable on July 19, 2019. The interest rate is fixed at 5.09%.

The agreement contains financial covenants that require the Company to maintain a minimum net worth and minimum liquidity, on a consolidated basis. The facility also contains a consolidated leverage ratio and a consolidated debt service coverage ratio. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of March 31, 2019 and December 31, 2018, the Company was in compliance with these covenants.

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

Interest on 50% of the advances to Odyssey and Orion was fixed at 4.24% in March 2017. Interest on the remaining advances to Odyssey and Orion is floating at LIBOR plus 2.40% (4.80% at March 31, 2019). Interest on 50% of the advances to Odin and Olympic was fixed at 3.95% in January 2017. Interest on the remaining advances to Odin and Olympic was floating at LIBOR plus 2.0% and was fixed at 4.07% on April 27, 2017. Interest on 50% of the advance to Oshima was fixed at 4.16% in January 2017. Interest on the remaining advance to Oshima is floating at LIBOR plus 2.25% (4.65% at March 31, 2019).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At March 31, 2019 and December 31, 2018, the Company was in compliance with this covenant.

The Bulk Nordic Oasis Ltd. - Loan Agreement - Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment in March 2022. Interest on this advance is fixed at 4.30%.

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of March 31, 2019 and December 31, 2018, the Company was in compliance with this covenant.

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

The facility bears interest at LIBOR plus 2.50% (4.90% at March 31, 2019). The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $1,755,415 (per borrower) due in December 2019. In addition, any cash in excess of $750,000 per borrower on any repayment date shall be applied toward prepayment of the relevant loan in inverse order, so the balloon payment is prepaid first. The agreement also contains a profit split in respect of the proceeds from the sale of either vessel, and a minimum value clause ("MVC"). The Company was in compliance with this covenant at March 31, 2019 and December 31, 2018.

The Amended Senior Facility - Dated December 21, 2017 (previously identified as Bulk Nordic Six Ltd. - Loan Agreement - Dated December 21, 2016)

The agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017, in two tranches. The agreement requires repayment of Tranche A, totaling $16,000,000, in three equal quarterly installments of $100,000 beginning on April 7, 2017 and, thereafter, 17 equal quarterly installments of $266,667 and a balloon payment of $11,667,667 due with the final installment in March 2022. Interest on this advance was fixed at 4.74% on March 27, 2017. The agreement also advanced $3,500,000 under Tranche B, which is payable in 18 equal quarterly installments of $65,000 beginning on October 7, 2017, and a balloon payment of $2,330,000 due with the final installment in March 2022. Interest on this advance is floating at LIBOR plus 6.00% (8.40% at March 31, 2019).

The amended agreement advanced $10,000,000 in respect of the m/v Bulk Pride on December 21, 2017, in two tranches. The agreement requires repayment of Tranche C, totaling $8,500,000, in 16 equal quarterly installments of $275,000 beginning in March 2018 and a balloon payment of $4,100,000 due with the final installment in December 2021. Interest on this advance was fixed at 5.74% as of May 2018. The agreement also advanced $1,500,000 under Tranche D, which is payable in 4 equal quarterly installments of $375,000 beginning on August 21, 2018. Interest on this advance is floating at LIBOR plus 6.00% (8.40% at March 31, 2019).

The loan is secured by first preferred mortgages on the m/v Bulk Endurance and the m/v Bulk Pride, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At March 31, 2019 and December 31, 2018, the Company was in compliance with these covenants.

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due with the final installment. The facility bears interest at LIBOR plus a margin of 3.75%. On June 14, 2018, the Company elected to fix rates for the following four quarterly periods. The rate at March 31, 2019 is 6.09%, increasing quarterly to 6.51% for the installment due June 14, 2019.

The loan is secured by a first preferred mortgage on the m/v Bulk Freedom, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At March 31, 2019 and December 31, 2018, the Company was in compliance with this covenant.

109 Long Wharf Commercial Term Loan

Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.0% (4.40% at March 31, 2019). The loan is collateralized by all real estate located at 109 Long Wharf,

Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At March 31, 2019 and December 31, 2018, the Company was in compliance with these covenants.

The future minimum annual payments (excluding unamortized bank fees) under the debt agreements are as follows:

Years ending
March 31,
(unaudited)
2020	$18,958,793
2021	21,240,674
2022	70,096,857
2023	2,559,600
2024	109,600
Thereafter	237,466
$113,202,990

NOTE 5 - DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Forward freight agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). These economic hedges do not usually qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of FFAs at March 31, 2019 and December 31, 2018 were liabilities of approximately $500,000 and $60,000, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the FFAs during the three months ended March 31, 2019 and 2018 are losses of approximately $440,000 and $314,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of operations.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. The Company enters into fuel swap contracts that are not designated for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of these fuel swaps at March 31, 2019 and December 31, 2018 are liabilities of approximately $437,000 and $3,166,000, respectively, which are included in other liabilities on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the three months ended March 31, 2019 and 2018 are gains of approximately $2,729,000 and losses of $248,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of operations.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018:

	Balance at
	March 31, 2019	Level 1	Level 2	Level 3
	(unaudited)
Margin accounts	$1,405,010	$1,405,010	$—	$—
Fuel swaps	$(436,541)	$—	$(436,541)	$—
Freight forward agreements	$(499,580)	$—	$(499,580)	$—

	Balance at December 31, 2018	Level 1	Level 2	Level 3
Margin accounts	$1,820,657	$1,820,657	$—	$—
Fuel swaps	$(3,165,967)	$—	$(3,165,967)	$—
Freight forward agreements	$(59,940)	$—	$(59,940)	$—

The estimated fair values of the Company’s forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist based on published indices. Such quotes represent the estimated amounts the Company would receive or pay to terminate the contracts.

NOTE 6 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2018		Activity	March 31, 2019
				(unaudited)
Included in trade accounts receivable and voyage revenue on the consolidated balance sheets and statements of income, respectively:
Trade receivables due from King George Slag(i)	627,629	—	(50,000)	577,629

Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables)(ii)	1,971,935		323,663	2,295,598

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$2,595,000		(865,000)	$1,730,000
Interest payable - 2011 Founders Note	282,746		26,898	309,644
Total current related party debt	$2,877,746		$(838,102)	$2,039,644

i.	King George Slag LLC is a joint venture of which the Company owns 25%

ii.	Seamar Management S.A. ("Seamar")

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The balance of the 2011 Founders Note was $1,730,000 and $2,595,000 at March 31, 2019 and December 31, 2018, respectively.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three months ended March 31, 2019 and 2018, the Company incurred technical management fees of approximately $716,400 and $756,000, respectively, under this arrangement. The total amounts payable to Seamar at March 31, 2019 and December 31, 2018 were approximately $2,296,000 and $1,972,000, respectively.

Dividends payable consist of the following, all of which are payable to related parties:

2013 common stock dividend
Balance at December 31, 2018	4,063,598
Payments	(1,135,000)
Balance at March 31, 2019	$2,928,598

NOTE 7 - COMMITTMENTS AND CONTINGENCIES

Vessel Sales and Leasebacks Accounted for as Capital Leases (in accordance with prior accounting guidance - ASC 840)

The Company's fleet includes four vessels financed under sale and leaseback financing arrangements accounted for as capital leases. These leases are secured by the assignment of earnings and insurances and by guarantees of the Company.

The selling price of the m/v Bulk Destiny to the new owner (lessor) was $21.0 million and the fair value of the vessel at the inception of the lease was $24.0 million. The difference between the selling price and the fair value of the vessel was recorded as prepaid rent and is being amortized over the 25 year estimated useful life of the vessel. Prepaid rent is included in finance lease right of use assets (previously "vessels under capital lease") on the consolidated balance sheet at March 31, 2019. Minimum lease payments fluctuate based on three-month LIBOR and are payable quarterly over the seven year lease term, with a purchase obligation of $11,200,000 due with the final lease payment in January 2024. Interest is floating at LIBOR plus 2.75% (5.06% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term. The lease contains a minimum liquidity requirement, positive working capital of the leasee and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At March 31, 2019 and December 31, 2018, the Company was in compliance with these covenants.

The selling price of the m/v Bulk Beothuk was $7,000,000 and the fair value was estimated to be the same. The lease is payable at $3,500 per day every fifteen days over the five year lease term, and a balloon payment of $4,000,000 is due with the final lease payment in June 2022. The implied interest rate at inception was 11.83%. The Company will own this vessel at the end of the lease term.

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

Vessel Acquisition Accounted for as a Finance Lease (in accordance with new accounting guidance - ASC 842)

In February 2019, the Company acquired the m/v Bulk Spirit for $13,000,000, which is the estimated fair value and simultaneously entered into a failed sale and leaseback of the vessel. The Company determined that the transfer of the vessel to the lessor was not a sale in accordance with ASC 606, because control of the vessel was not transferred to the lessor. The lease is classified as finance lease in accordance with ASC 842, because the lease transfers ownership of the vessel to the Company by the end of the lease term. The minimum lease payments include interest at 5.10% for the first five years. Interest fluctuates based on the three-month LIBOR for the remaining three years of the eight-year lease term. The Company has the option to purchase the vessel at the end of the second year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. The Company is obligated to repurchase the vessel at the end of the lease term. A balloon payment of $3,875,000 is due with the final lease payment in March 2027. This lease is secured by the assignment of earnings and insurances and by a guarantee of the Company.

Long-term Contracts Accounted for as Operating Leases

The Company leases office space for its Copenhagen operations. Since December 31, 2018, this lease continues on a month to month basis. The noncancelable period is six months, which represents the period for which it is reasonably certain that termination will not be exercised.

The Company leases office space for its Singapore operations. At March 31, 2019, the remaining obligation under this lease is approximately $42,000.

Future minimum lease payments under finance leases with initial or remaining terms in excess of one year at March 31, 2019 were:

Years ending March 31,
2020	$10,262,187
2021	9,999,366
2022	9,860,376
2023	12,356,386
2024	19,595,782
Thereafter	16,754,568
Total minimum lease payments	$78,828,665
Less amount representing interest	16,208,250
Present value of minimum lease payments	62,620,415
Less current portion	6,601,611
Long-term portion	$56,018,804

At March 31, 2019 the Company recognized approximately $52,000 as lease expense for office leases in General and Administrative Expenses.

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

NOTE 8 - SUBSEQUENT EVENTS

On May 7, 2019, the Company entered into an agreement to purchase a 2008 built Supramax (to be renamed m/v Bulk Independence) for $14 million. The vessel, which was delivered on May 14, 2019, was financed with an existing lender and is cross-collateralized with the m/v Bulk Endurance and m/v Bulk Pride.

On May 2, 2019, the Board of Directors of NBHC approved a $7 million dividend to its shareholders, two-thirds of which is payable to noncontrolling interests. The dividend was paid on May 7, 2019.

On April 30, 2019, the Company entered into a contract to build two new post-panamax 95,000 dwt dry bulk vessels and holds options to build two more similar vessels.  The new vessels, with a building cost of approximately $38 million each, are expected to be delivered in the first half of 2021.

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

Voyage Revenue. Voyage revenue is derived from voyage charters which involve the carriage of cargo from a load port to a discharge port, which is predetermined in each voyage contract. Gross revenue is calculated by multiplying the agreed rate per ton of cargo by the number of tons loaded. The Company directs how and for what purpose the vessel is used and therefore, these voyage contracts do not contain leases.

Charter Revenue. Charter revenue is earned when the Company lets a vessel it owns or operates to a charterer for a specified period of time. Charter revenue is based on the agreed rate per day. These time-charter arrangements contain leases because the lessee has the power to direct the use and receives substantially all of the economic benefits from the use of the vessel. The operating lease component and the vessel operating expense nonlease component of a time-charter contract are reported as a single component.

Voyage Expenses. The Company incurs expenses for voyage charters, including bunkers (fuel), port charges, canal tolls, brokerage commissions and cargo handling operations, which are expensed as incurred.

Charter Expenses. The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. The Company does not record a right-of-use asset or lease liability for any arrangement less than one year.

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

Selected Financial Information

(in thousands, except shipping days data) (figures may not foot due to rounding)	As of and for the three months ended March 31,
	2019	2018
Selected Data from the Consolidated Statements of Operations
Voyage revenue	$65,851	$70,319
Charter revenue	13,693	8,654
Total revenue	79,544	78,973
Voyage expense	32,174	30,168
Charter expense	24,947	22,696
Vessel operating expenses	9,754	9,849
Total cost of transportation and service revenue	66,876	62,713
Net revenue (1)	12,668	16,260
Other operating expenses	8,411	8,466
Income from operations	4,257	7,794
Total other expense, net	224	(2,258)
Net income	4,481	5,535
Income attributable to noncontrolling interests	(778)	(1,210)
Net income attributable to Pangaea Logistics Solutions Ltd.	$3,703	$4,325

Adjusted EBITDA (2)	8,635	12,132

Shipping Days (3)
Voyage days	2,905	2,945
Time charter days	1,033	579
Total shipping days	3,938	3,524

TCE Rates ($/day) (4)	$12,029	$13,849

	March 31, 2019	December 31, 2018
Selected Data from the Consolidated Balance Sheets
Cash, restricted cash and cash equivalents	$61,623	$56,115
Total assets	$448,002	$453,475
Total secured debt, including finance leases liabilities	$173,842	$166,552
Total liabilities and stockholders' equity	$448,002	$453,475

	For the three months ended March 31,
	2019	2018
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$11,960	$2,790
Net cash used in investing activities	$(11,586)	$(377)
Net cash (used in) provided by financing activities	$5,134	$(8,740)

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

The reconciliation of income (loss) from operations to net revenue and adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2019	2018

Net Revenue
Income from operations	$4,257,466	$7,793,679
General and administrative	4,033,680	4,128,298
Depreciation and amortization	4,377,188	4,338,188
Net Revenue	$12,668,334	$16,260,165

Adjusted EBITDA
Income from operations	4,257,466	7,793,679
Depreciation and amortization	4,377,188	4,338,188
Adjusted EBITDA	$8,634,654	$12,131,867

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

Industry Overview

The seaborne drybulk transportation industry is cyclical and can be volatile. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, fell from 1,282 at the start of the year to 685 at the end of the quarter before inching back into the 900s in April. The BDI averaged 689 for the first quarter of 2019, down from an average of 1,146 for the comparable quarter of 2018. Factors contributing to this recent downtrend appear to be seasonal, such as Lunar New Year, and weaker soybean trade due to the loss of US shipments to China. However, the dry bulk market began to show signs of recovery immediately following Chinese New Year celebrations with a normal flow of cargo, and the supply-side is expected to contract due to increased scrapping and downtime associated with outfitting scrubbers.

The Company's TCE rates were down 13% quarter over quarter after having climbed consistently from the third quarter of 2017 to the end of 2018. However, the Company's TCE significantly outperformed against the index and exceeded average published market rates by approximately 68% due to its long-term COAs, its specialized fleet and its cargo-focused strategy.

1st Quarter Highlights

•	Net income attributable to Pangaea Logistics Solutions Ltd. of $3.7 million as compared to $4.3 million for the three months ended March 31, 2018.

•
Pangaea's TCE rates were $12,029 for the three months ended March 31, 2019 and $13,849 for the three months ended March 31, 2018 while the market average for the first quarter of 2019 was approximately $7,160, giving the Company an overall average premium over market rates of approximately $4,869 or 68%. The Company's long-term COAs and specialized fleet of ice class vessels give rise to this premium.

•	Total revenue increased slightly to $79.5 million for the three months ended March 31, 2019, up from $79.0 million for the three months ended March 31, 2018 due to an increase in shipping days.

•	At the end of the quarter, Pangaea had $61.6 million in cash, restricted cash and cash equivalents.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the three months ended March 31, 2019 was $79.5 million, compared to $79.0 million for the same period in 2018, a 1% increase. The total number of shipping days increased 12% to 3,938 in the three months ended March 31, 2019, compared to 3,524 for the same period in 2018.

Components of revenue are as follows:

Voyage revenues decreased by 6% for the three months ended March 31, 2019 to $65.9 million compared to $70.3 million for the same period in 2018. The decrease in voyage revenues was primarily due to a decrease in the number of voyage days, which were 2,905 in the first quarter of 2019 as compared to 2,945 in the first quarter of 2018 and by the decrease in TCE rates, as discussed above.

Charter revenues increased to $13.7 million from $8.7 million, or 58%, for the three months ended March 31, 2019 compared to the same period in 2018. The increase in charter revenues was due to an increase in time charter days which were up 78% to 1,033 in the first quarter of 2019 from 579 in the first quarter of 2018. The optionality of our chartering strategy allows the Company to selectively release excess tonne-days into the market under time charters arrangements.

Voyage Expenses

Voyage expenses for the three months ended March 31, 2019 were $32.2 million, compared to $30.2 million for the same period in 2018, an increase of approximately 7%. The increase in voyage expense was primarily due to an 8% increase in the average cost of bunkers, quarter over quarter.

Charter Hire Expenses

Charter hire expenses for the three months ended March 31, 2019 were $24.9 million, compared to $22.7 million for the same period in 2018. The number of chartered-in days increased 13% from 1,959 days in the three months ended March 31, 2018 to 2,220 days for the three months ended March 31, 2019. This reflects the Company's unique ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments.

Vessel Operating Expenses

Vessel operating expenses for the three months ended March 31, 2019 and 2018 remained unchanged at $9.8 million which includes technical management fees of approximately $914,400 and $962,400, respectively. Owned and bareboat charter days were 1,734 in the three months ended March 31, 2019 as compared to 1,800 in the three months ended March 31, 2018. This decrease is due to the release of 2 long-term bareboat charter agreements in August and September of 2018, offset by the addition of two vessels in August 2018 and February 2019. Vessel operating expenses less technical management fee per day were $5,098 for the three months ended March 31, 2019 and $4,937 for the three months ended March 31, 2018.

Income from Operations

The Company had income from operations of $4.3 million for the three months ended March 31, 2019 as compared to income from operations of $7.8 million for the three months ended March 31, 2018. This is primarily due to to the increases in voyage and charter hire expenses discussed above. Net revenue was down 22% over the same period.

Unrealized gain (loss) on derivative instruments

The Company had unrealized gains on bunker swaps of $2,729,000 in the three months ended March 31, 2019 as compared to unrealized losses of approximately $248,000 in the three months ended March 31, 2018. This is primarily due to a drastic drop in fuel prices at the end of 2018, followed by the market recovery during the first quarter of 2019. Market prices remained relatively stable for the first quarter of 2018. The Company had unrealized losses on FFAs of approximately $440,000 and $314,000 for the three months ended March 31, 2019 and 2018, respectively.

Income attributable to noncontrolling interests

Income attributable to noncontrolling interests totaled $778,000 for the three months ended March 31, 2019 versus $1,210,000 for the three months ended March 31, 2018. This is due to lower rates and the impact on the noncontrolling interests' earnings.

Significant accounting estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are the estimated fair value used in determining the estimated future cash flows used in its impairment analysis, the estimated salvage value used in determining depreciation expense and the allowances for doubtful accounts.

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

Liquidity and Capital Resources

Liquidity and Cash Needs

The Company has historically financed its capital requirements with cash flow from operations, proceeds from related party debt, proceeds from long-term debt and finance leases, and, in June 2017, through a private placement of common stock. The Company may consider additional debt and equity financing alternatives in the future. In February 2019 the Company entered into a finance lease arrangement to generate $13 million of cash for the acquisition of the m/v Bulk Spirit. However, if market conditions are negative, the Company may be unable to raise additional debt or equity financing on acceptable terms or at all. As a result, the Company may be unable to pursue opportunities to expand its business. At March 31, 2019 and December 31, 2018, the Company had working capital of $39.3 million and $34.5 million, respectively.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $12.0 million and $2.8 million in the three months ended March 31, 2019 and 2018, respectively; $40.1 million in 2018 and $29.2 million in 2017; and its ability to procure long-term fixed contract employment (COAs) with new and longstanding customers. In addition, the Company has demonstrated its unique ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments. For more information on the results of operations, see ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

Capital Expenditures

The Company’s capital expenditures relate to the purchase and lease of interests in vessels, newbuild vessels, and capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned and leased fleet includes three Panamax drybulk carriers, seven Supramax drybulk carriers, two Ultramax Ice-Class 1C, two Handymax drybulk carriers (both of which are Ice-Class 1A) and one barge. The Company also has a one-third interest in a consolidated joint venture which owns six Panamax Ice-Class 1A drybulk carriers.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. This includes installation of ballast water treatment systems required under new regulations, the cost of which will be $0.5 million to $0.7 million per vessel. The Company has some flexibility regarding the timing of dry docking, but the total cost is unpredictable. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $381,000 and $1.5 million in the three months ended March 31, 2019 and 2018, respectively, and expensed drydocking costs of approximately $34,000 in the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at March 31, 2019 or December 31, 2018.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Risk

The international shipping industry is capital intensive, requiring significant amounts of investment provided in the form of long-term debt. Certain of the Company’s outstanding debt contain floating interest rates that fluctuate with changes in the financial markets and in particular changes in LIBOR. Increasing interest rates could increase the Company’s interest expense and adversely impact its future earnings. The Company’s net effective exposure to floating interest rate fluctuations on its outstanding debt, including finance leases, was $77.2 million and $81.4 million, respectively, at March 31, 2019 and December 31, 2018.

The Company’s interest expense is affected by changes in the general level of interest rates, particularly LIBOR. As an indication of the extent of the Company’s sensitivity to interest rate changes, an increase in LIBOR of 1% would have decreased the Company’s net income and cash flows during each of the three month periods ended March 31, 2019 and 2018 by approximately $0.2 million, based on the debt levels at the beginning of each period. The Company expects its sensitivity to interest rate changes to increase in the future if the Company enters into additional floating rate debt agreements in connection with its acquisition of additional vessels.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk related to long-term cargo contracts with appropriate derivative instruments, specifically forward freight agreements (FFAs). These economic hedges do not usually qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of FFAs at March 31, 2019 and December 31, 2018 were liabilities of approximately $500,000 and $60,000, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the FFAs during the three months ended March 31, 2019 and 2018 are losses of approximately $440,000 and $314,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of operations.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and its impact on long-term contracts and seeks to reduce the risk of such volatility through a bunker hedging program. During 2019 and 2018, the Company entered into fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at March 31, 2019 and December 31, 2018 are assets of approximately $437,000 and $3,166,000, respectively, which are included in other current assets on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the three months ended March 31, 2019 and 2018 are gains of approximately $2,729,000 and $248,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of operations.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the three months ended March 31, 2019.

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

Item 1A – Risk Factors

There have been no material changes from the “Risk Factors” previously disclosed in our Annual Report on Form 10-K, filed with the SEC on March 20, 2019.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit no.	Description	Incorporated By Reference			Filed herewith
		Form	Date	Exhibit

10.44	Bareboat Charter Party Dated 21 February 2019				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

EX-101.INS	XBRL Instance Document				X

EX-101.SCH	XBRL Taxonomy Extension Schema				X

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase				X

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2019.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)