Form 10-Q
period 2019-06-30
Pangaea Logistics Solutions Ltd.
filed 2019-08-12
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36139

PANGAEA LOGISTICS SOLUTIONS LTD.
(Exact name of Registrant as specified in its charter)

Bermuda	98-1205464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Phoenix Bulk Carriers (US) LLC
109 Long Wharf
Newport, RI 02840
(Address of principal executive offices) (Zip Code)

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

Common Stock, par value $0.01 per share, 44,451,940 shares outstanding as of August 12, 2019.

Pangaea Logistics Solutions Ltd.

Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$41,161,115	$53,614,735
Accounts receivable (net of allowance of $2,183,096 at June 30, 2019 and $2,357,130 December 31, 2018)	15,995,543	28,481,787
Bunker inventory	17,446,489	19,222,087
Advance hire, prepaid expenses and other current assets	18,495,225	12,187,551
Total current assets	93,098,372	113,506,160

Restricted cash	2,500,000	2,500,000
Fixed assets, net	301,096,555	281,355,366
Investment in newbuildings in-process	7,657,000	—
Finance lease right of use assets, net	54,864,199	56,113,096
Total assets	$459,216,126	$453,474,622

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$31,169,464	$31,897,507
Related party debt	1,185,782	2,877,746
Deferred revenue	8,814,462	14,717,072
Current portion of secured long-term debt	14,952,927	20,127,742
Current portion of finance lease liabilities	6,632,119	5,364,963
Dividend payable	1,864,431	4,063,598
Total current liabilities	64,619,185	79,048,628

Secured long-term debt, net	102,394,123	95,374,270
Finance lease liabilities	54,508,878	45,684,727

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 44,451,940 shares issued and outstanding at June 30, 2019; 43,998,560 shares issued and outstanding at December 31, 2018	4,445	4,400
Additional paid-in capital	156,855,761	155,946,452
Retained earnings	11,916,436	5,737,199
Total Pangaea Logistics Solutions Ltd. equity	168,776,642	161,688,051
Non-controlling interests	68,917,298	71,678,946
Total stockholders' equity	237,693,940	233,366,997
Total liabilities and stockholders' equity	$459,216,126	$453,474,622

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues:
Voyage revenue	$77,430,067	$81,847,649	$143,281,414	$152,166,843
Charter revenue	5,860,548	14,975,553	19,553,386	23,629,652
	83,290,615	96,823,202	162,834,800	175,796,495
Expenses:
Voyage expense	37,224,412	38,027,489	69,398,519	68,195,517
Charter hire expense	18,317,345	30,683,892	43,264,714	53,379,827
Vessel operating expense	11,074,547	10,046,709	20,828,922	19,895,874
General and administrative	5,358,991	4,378,671	9,392,671	8,506,969
Depreciation and amortization	4,491,327	4,391,069	8,868,515	8,729,257
Loss on sale and leaseback of vessels	—	860,426	—	860,426
Total expenses	76,466,622	88,388,256	151,753,341	159,567,870

Income from operations	6,823,993	8,434,946	11,081,459	16,228,625

Other expense:
Interest expense, net	(2,101,052)	(2,091,989)	(4,308,220)	(4,152,725)
Interest expense on related party debt	(11,138)	(53,914)	(38,036)	(117,373)
Unrealized gain (loss) on derivative instruments, net	215,171	553,701	2,504,957	(8,904)
Other income	232,092	30,000	399,912	458,332
Total other expense, net	(1,664,927)	(1,562,202)	(1,441,387)	(3,820,670)

Net income	5,159,066	6,872,744	9,640,072	12,407,955
Income attributable to non-controlling interests	(1,126,565)	(1,099,721)	(1,905,017)	(2,309,938)
Net income attributable to Pangaea Logistics Solutions Ltd.	$4,032,501	$5,773,023	$7,735,055	$10,098,017

Earnings per common share:
Basic	$0.09	$0.14	$0.18	$0.24
Diluted	$0.09	$0.13	$0.18	$0.24

Weighted average shares used to compute earnings per common share:
Basic	42,767,785	42,252,552	42,684,966	42,259,594
Diluted	43,293,022	42,763,925	43,202,187	42,632,688

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	43,794,526	$4,379	$154,943,728	$(9,596,785)	$145,351,322	$65,304,320	$210,655,642
Recognized cost for restricted stock issued as compensation	—	—	612,665	—	612,665	—	612,665
Issuance of restricted shares, net of forfeitures	302,385	31	(31)	—	—	—	—
Change in accounting pronouncement	—	—	—	(2,423,036)	(2,423,036)	—	(2,423,036)
Net income	—	—	—	4,324,994	4,324,994	1,210,217	5,535,211
Balance at March 31, 2018	44,096,911	$4,410	$155,556,362	$(7,694,827)	$147,865,945	$66,514,537	$214,380,482
Recognized cost for restricted stock issued as compensation	—	—	226,731	—	226,731	—	226,731
Issuance of restricted shares, net of forfeitures	(32,925)	(4)	(101,075)	—	(101,079)	—	(101,079)
Fees incurred for issuance of common shares	—	—	(50,812)	—	(50,812)	—	(50,812)
Net income	—	—		5,773,023	5,773,023	1,099,721	6,872,744
Balance at June 30, 2018	44,063,986	$4,406	$155,631,206	$(1,921,804)	$153,713,808	$67,614,258	$221,328,066

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	43,998,560	$4,400	$155,946,452	$5,737,199	$161,688,051	$71,678,946	$233,366,997
Recognized cost for restricted stock issued as compensation	—	—	674,599	—	674,599	—	674,599
Issuance of restricted shares, net of forfeitures	505,530	50	(50)	—	—	—	—
Net Income	—	—	—	3,702,554	3,702,554	778,452	4,481,006
Balance at March 31, 2019	44,504,090	$4,450	$156,621,001	$9,439,753	$166,065,204	$72,457,398	$238,522,602
Recognized cost for restricted stock issued as compensation	—	—	370,908	—	370,908	—	370,908
Issuance of restricted shares, net of forfeitures	(52,150)	(5)	(136,148)	—	(136,153)	—	(136,153)
Distribution to Non-Controlling Interests						(4,666,665)	(4,666,665)
Common Stock Dividend				(1,555,818)	(1,555,818)		(1,555,818)
Net Income	—	—	—	4,032,501	4,032,501	1,126,565	5,159,066
Balance at June 30, 2019	44,451,940	$4,445	$156,855,761	$11,916,436	$168,776,642	$68,917,298	$237,693,940

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$9,640,072	$12,407,955
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	8,868,515	8,729,257
Amortization of deferred financing costs	365,564	331,061
Amortization of prepaid rent	59,299	60,968
Unrealized (gain) loss on derivative instruments	(2,504,957)	8,904
Gain from equity method investee	(247,312)	(90,000)
Provision for doubtful accounts	320,491	(148,458)
Loss on sale of vessel	—	860,426
Drydocking costs	(1,545,094)	(1,497,979)
Recognized cost for restricted stock issued as compensation	1,045,507	839,396
Change in operating assets and liabilities:
Accounts receivable	12,165,753	2,855,167
Bunker inventory	1,775,598	(2,033,966)
Advance hire, prepaid expenses and other current assets	(6,002,847)	(844,650)
Accounts payable, accrued expenses and other current liabilities	1,546,305	844,340
Deferred revenue	(5,902,610)	(1,516,665)
Net cash provided by operating activities	19,584,284	20,805,756

Investing activities
Purchase of vessels and vessel improvements	(25,557,060)	(2,517,355)
Investment in newbuildings in-process	(7,657,000)	—
Purchase of building and equipment	(281,011)	(360,286)
Proceeds from sale of equipment	—	31,594
Net cash used in investing activities	(33,495,071)	(2,846,047)

Financing activities
Proceeds from long-term debt	14,000,000	—
Payments of related party debt	(1,691,964)	(2,487,226)
Payments of financing fees and issuance costs	(277,577)	(367,052)
Payments of long-term debt	(12,242,949)	(12,145,694)
Proceeds from finance leases	13,000,000	13,000,000
Dividends paid to non-controlling interests	(4,666,665)	(904,803)
Payments of finance lease obligations	(2,908,693)	(1,014,939)
Accrued common stock dividends paid	(3,754,985)	—
Cash paid for incentive compensation shares relinquished	—	(101,075)
Proceeds from private placement of common stock, net of issuance costs	—	(50,812)
Net cash provided by (used in) financing activities	1,457,167	(4,071,601)

Net (decrease) increase in cash, cash equivalents and restricted cash	(12,453,620)	13,888,108
Cash, cash equivalents and restricted cash at beginning of period	56,114,735	38,531,812
Cash, cash equivalents and restricted cash at end of period	$43,661,115	$52,419,920

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

Supplemental cash flow information and disclosure of noncash items
Cash paid for interest	$4,414,197	$3,809,699

Cash and cash equivalents	$41,161,115	$48,919,920
Restricted cash	2,500,000	3,500,000
	$43,661,115	$52,419,920

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

The Company owns three Panamax, two Ultramax Ice Class 1C, eight Supramax, and two Handymax Ice Class 1A drybulk vessels. The Company also owns one-third of Nordic Bulk Holding Company Ltd. (“NBHC”), a consolidated joint venture with a fleet of six Panamax Ice Class 1A drybulk vessels and has a 50% interest in the owner of a deck barge.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated balance sheets as of June 30, 2019 and 2018, the consolidated statements of income for the three and six months ended June 30, 2019 and 2018, the consolidated statements of equity for the three and six months ended June 30, 2019 and 2018 and the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2019 and December 31, 2018, and its results of operations and cash flows for the three and six months ended June 30, 2019 and 2018. The financial data and the other information disclosed in these notes to the consolidated financial statements related to these three and six month periods are unaudited. Certain information and disclosures included in the annual consolidated financial statements have been omitted for the interim periods pursuant to the rules and regulations of the SEC. The results for three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results for the year ending December 31, 2019 or for any other interim period or future years.

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

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	June 30, 2019	December 31, 2018
	(unaudited)
Money market accounts – cash equivalents	$18,236,676	$13,819,043
Cash (1)	22,924,439	39,795,692
Total cash and cash equivalents	$41,161,115	$53,614,735
Restricted cash	$2,500,000	$2,500,000
Total cash, cash equivalents and restricted cash	$43,661,115	$56,114,735

(1) Consists of cash deposits at various major banks.

Restricted cash at June 30, 2019 and December 31, 2018 consists of $2.5 million held by the facility agent as required by the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. – Dated September 28, 2015 - Amended and Restated Loan Agreement (See NOTE 4).

Advance hire, prepaid expenses and other current assets were comprised of the following:

	June 30, 2019	December 31, 2018
	(unaudited)
Advance hire	$6,398,595	$5,851,070
Prepaid expenses	3,272,337	1,276,901
Accrued receivables	6,617,377	2,479,800
Margin deposit	546,539	1,820,656
Other current assets	1,660,377	759,124
	$18,495,225	$12,187,551

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	June 30, 2019	December 31, 2018
	(unaudited)
Accounts payable	$12,897,850	$19,892,511
Accrued expenses	15,423,871	7,424,286
Accrued interest	318,295	540,886
Derivative liabilities	778,465	3,225,907
Other accrued liabilities	1,750,983	813,917
	$31,169,464	$31,897,507

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

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending June 30, 2019, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

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

At June 30, 2019, the Company had three vessels chartered to customers under time charters that contain leases. These three leases varied in original length from 28 days to 49 days. At June 30, 2019, lease payments due under these arrangements totaled approximately $383,000 and each of the time charters were due to be completed in thirty-one days or less. The Company does not have any sales-type or direct financing leases.

        Adoption of the lessee provisions of this guidance did not have a material impact on the Company's consolidated financial statements because the Company does not have any vessels chartered in (operating leases) for longer than one year and the practical expedient relating to leases with terms of 12 months or less was elected. Furthermore, the Company's finance lease right of use assets and finance lease liabilities were referred to as "assets under capital lease" and "obligations under capital leases" in prior period financial statements, but no other changes resulted from adoption of the standard. In addition, the Company has two noncancelable office leases for which the noncancelable periods are less than six months and noncancelable office equipment leases do not create significant right-of-use assets or lease liabilities.

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

NOTE 3 - FIXED ASSETS

At June 30, 2019, the Company owned twenty-one dry bulk vessels including five financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	June 30,	December 31,
	2019	2018
Owned vessels	(unaudited)
m/v BULK PANGAEA	$15,499,311	$15,231,305
m/v BULK PATRIOT	9,663,737	10,130,797
m/v BULK JULIANA	10,358,342	10,651,029
m/v NORDIC ODYSSEY	23,590,263	24,283,497
m/v NORDIC ORION	24,392,141	25,095,469
m/v BULK NEWPORT	13,470,429	13,956,092
m/v NORDIC BARENTS	4,127,735	4,370,817
m/v NORDIC BOTHNIA	4,082,548	4,322,490
m/v NORDIC OSHIMA	28,969,352	28,897,931
m/v NORDIC ODIN	28,708,182	29,151,529
m/v NORDIC OLYMPIC	28,541,651	29,321,599
m/v NORDIC OASIS	29,803,793	30,416,651
m/v BULK ENDURANCE	25,529,140	26,020,505
m/v BULK FREEDOM	8,380,280	8,467,058
m/v BULK PRIDE	13,263,936	13,531,561
m/v BULK SPIRIT	13,112,983	1,950,000
m/v BULK INDEPENDENCE (1)	13,921,582	—
MISS NORA G PEARL	2,995,144	2,995,144
	298,410,549	278,793,474
Other fixed assets, net	2,686,006	2,561,892
Total fixed assets, net	$301,096,555	$281,355,366

Right of Use Assets
m/v BULK DESTINY	$21,896,217	$22,307,701
m/v BULK BEOTHUK	6,827,418	7,065,300
m/v BULK TRIDENT	12,380,316	12,664,906
m/v BULK PODS	$13,760,248	14,075,189
	$54,864,199	$56,113,096

(1)	The Company acquired the 2008 built Supramax (m/v Bulk Independence) on May 14, 2019.

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

The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include the Company’s estimate of future time charter equivalent "TCE" rates based on current rates under existing charters and contracts. When existing contracts expire, the Company uses an estimated TCE based on actual results and extends these rates out to the end of the vessel’s useful life. TCE rates can be highly volatile, may affect the fair value of the Company’s vessels and may have a significant impact on the Company’s ability to recover the carrying amount of its fleet. Accordingly, the volatility is contemplated in the undiscounted projected net operating cash flow by using a sensitivity analysis based on percent changes in the TCE rates. The Company prepares a series of scenarios in an attempt to capture the range of possible trends and outcomes. Projected net operating cash flows are net of brokerage and address commissions and assume no revenue on scheduled offhire days. The Company uses the current vessel operating expense budget, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows. If these projected cash flows do not exceed the carrying value of the asset group, an impairment charge would be recognized. During the three and six months ended June 30, 2019, the Company did not identify any potential triggering events and therefore, in accordance with authoritative guidance, did not perform tests of recoverability. At June 30, 2018 the Company identified potential triggering events that resulted from sale and leaseback financing arrangements transacted in the period. As a result, the Company evaluated each asset group for impairment by estimating the total undiscounted cash flows expected to result from the use of the asset group and its eventual disposal. The estimated undiscounted future cash flows were higher than the carrying amount of the vessels in the Company's fleet and as such, no loss on impairment was recognized.

NOTE 4 - DEBT

Long-term debt consists of the following:

	June 30, 2019	December 31, 2018
	(unaudited)
Bulk Phoenix Secured Note (1)	$1,816,659	$2,702,374
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	58,575,001	62,325,000
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	—	4,489,100
Bulk Nordic Oasis Ltd. Loan Agreement	16,250,000	17,000,000
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (3)	37,663,331	25,626,665
Bulk Freedom Loan Agreement	4,100,000	4,450,000
109 Long Wharf Commercial Term Loan	758,066	812,867
Total	$119,163,057	$117,406,006
Less: unamortized bank fees	(1,816,007)	(1,903,994)
	$117,347,050	$115,502,012
Less: current portion	(14,952,927)	(20,127,742)
Secured long-term debt, net	$102,394,123	$95,374,270

(1)	See Senior Secured Post-Delivery Term Loan Facility below.

(2)
The borrower under this facility is NBHC, of which the Company and its joint venture partners, STST and ASO2020, each own one-third. NBHC is consolidated in accordance with ASC 810-10 and as such, amounts pertaining to the non-controlling ownership held by these third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets.

(3)	This facility is cross-collateralized by the vessels m/v Bulk Endurance, m/v Bulk Pride, and m/v Bulk Independence and is guaranteed by the Company.

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

Bulk Phoenix Secured Note

Initial amount of $10,000,000, entered into in May 2013, for the acquisition of m/v Bulk Newport. The Fourth Amendment did not change this tranche, the balance of which was payable in two installments of $700,000 and seven installments of $442,858. The final balloon payment of $1,816,659 was paid on July 19, 2019. The interest rate was fixed at 5.09%.

The agreement contains financial covenants that require the Company to maintain a minimum net worth and minimum liquidity, on a consolidated basis. The facility also contains a consolidated leverage ratio and a consolidated debt service coverage ratio. In addition, the facility contains other Company and vessel related covenants that, among other things, restrict changes in management and ownership of the vessel, declaration of dividends, further indebtedness and mortgaging of a vessel without the bank’s prior consent. It also requires minimum collateral maintenance, which is tested at the discretion of the lender. As of June 30, 2019 and December 31, 2018, the Company was in compliance with these covenants.

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

Interest on 50% of the advances to Odyssey and Orion was fixed at 4.24% in March 2017. Interest on the remaining advances to Odyssey and Orion is floating at LIBOR plus 2.40% (4.80% at June 30, 2019). Interest on 50% of the advances to Odin and Olympic was fixed at 3.95% in January 2017. Interest on the remaining advances to Odin and Olympic was floating at LIBOR plus 2.0% and was fixed at 4.07% on April 27, 2017. Interest on 50% of the advance to Oshima was fixed at 4.16% in January 2017. Interest on the remaining advance to Oshima is floating at LIBOR plus 2.25% (4.65% at June 30, 2019).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At June 30, 2019 and December 31, 2018, the Company was in compliance with this covenant.

The Bulk Nordic Oasis Ltd. - Loan Agreement - Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment in March 2022. Interest on this advance is fixed at 4.30%.

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of June 30, 2019 and December 31, 2018, the Company was in compliance with this covenant.

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

The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $1,755,415 (per borrower) due in December 2019. The term loan was fully repaid on June 26, 2019. The interest rate was floating at LIBOR plus 2.5% since inception.

The Amended Senior Facility - Dated May 13, 2019 (previously identified as The Amended Senior Facility - Dated December 21, 2017)

On May 13, 2019, the Company, through its wholly owned subsidiaries, Bulk Endurance, Bulk Pride and Bulk Independence entered into the Second Amendatory Agreement, (the "Second Amendment"), amending and supplementing the First Amendatory Agreement dated December 17, 2017. The Second Amendment advanced $14,000,000 under Tranche E in respect to the m/v Bulk Independence, extended maturity dates on Tranche A, B, and C to May 2024, and reduced applicable interest rate margin on Tranche A, B, and C to 1.70% for the first eight quarters following the drawdown of Tranche E, and 2.40% thereafter.

Bulk Endurance Tranche A and B
The amended agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017, in two tranches. The agreement requires repayment of Tranche A, totaling $16,000,000, in three equal quarterly installments of $100,000 beginning on April 7, 2017 and 27 equal quarterly installments of $266,667. A balloon payment of $8,499,991 is due with the final installment in May 2024. Interest on this advance was fixed at 3.69% through March 2021, fixed at 4.16% through December 2021, and thereafter floating at Libor plus 2.40%. The agreement also advanced $3,500,000 under Tranche B, which is payable in 28 equal quarterly installments of $65,000 beginning on September 27, 2017, and a balloon payment of $1,680,000 due with the final installment in May 2024. Interest on this advance is floating at LIBOR plus 1.70% (4.05% at June 30, 2019) through March 2021, and thereafter at Libor plus 2.4%.

Bulk Pride Tranche C and D
The amended agreement advanced $10,000,000 in respect of the m/v Bulk Pride on December 21, 2017, in two tranches. The agreement requires repayment of Tranche C, totaling $8,500,000, in 26 equal quarterly installments of $275,000 beginning in March 2018 and a balloon payment of $1,350,000 due with the final installment in May 2024. Interest on this advance is floating at LIBOR plus 1.70% (4.05% at June 30, 2019) through March 2021, and thereafter at Libor plus 2.4% . The agreement also advanced $1,500,000 under Tranche D, which is payable in 4 equal quarterly installments of $375,000 beginning in September 2018. Tranche D was fully repaid in June 2019.

Bulk Independence Tranche E
The amended agreement advanced $14,000,000 under Tranche E in respect of the m/v Bulk Independence on May 13, 2019, which requires repayment of 20 equal quarterly installments of $250,000 beginning in September 2019 and a balloon payment of $9,000,000 due with the final installment in May 2024. Interest on this advance is floating at LIBOR plus 1.70% (4.05% at June 30, 2019) during first eight quarters. Interest on this advance is floating at LIBOR plus 2.40% (4.05% at June 30, 2019) thereafter.

The loan is secured by first preferred mortgages on the m/v Bulk Endurance, the m/v Bulk Pride and the m/v Bulk Independence, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At June 30, 2019 and December 31, 2018, the Company was in compliance with these covenants.

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due with the final installment. The facility bears interest at LIBOR plus a margin of 3.75% (6.18% at June 30, 2019).

The loan is secured by a first preferred mortgage on the m/v Bulk Freedom, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At June 30, 2019 and December 31, 2018, the Company was in compliance with this covenant.

109 Long Wharf Commercial Term Loan

Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.0% (4.40% at June 30, 2019). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At June 30, 2019 and December 31, 2018, the Company was in compliance with these covenants.

The future minimum annual payments (excluding unamortized bank fees) under the debt agreements are as follows:

Years ending
June 30,
(unaudited)
2020	$14,952,927
2021	21,490,674
2022	54,906,863
2023	3,536,268
2024	24,066,259
Thereafter	210,066
$119,163,057

NOTE 5 - DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Forward freight agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). These economic hedges do not usually qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of FFAs at June 30, 2019 and December 31, 2018 were assets and liabilities of approximately $58,000 and $60,000, respectively, which are included in other current assets and liabilities on the consolidated balance sheets. The change in the aggregate fair value of the FFAs during the three months ended June 30, 2019 and 2018 are gains of approximately $557,000 and 60,000, respectively, which are included in unrealized gain on derivative instruments in the accompanying consolidated statements of income. The change in the aggregate fair value of the FFAs during the six months ended June 30, 2019 and 2018 are a gain of approximately $117,000 and a loss of approximately $254,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of income.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. The Company enters into fuel swap contracts that are not designated for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of these fuel swaps at June 30, 2019 and December 31, 2018 are liabilities of approximately $778,000 and $3,166,000, respectively, which are included in other liabilities on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the three months ended June 30, 2019 and 2018 are a loss of approximately $342,000 and a gain of approximately $493,000, respectively, which are included in unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of income. The change in the aggregate fair value of the fuel swaps during the six months ended June 30, 2019 and 2018 are gains of approximately $2,388,000 and $245,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of income.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018:

	Balance at
	June 30, 2019	Level 1	Level 2	Level 3
	(unaudited)
Margin accounts	$546,539	$546,539	$—	$—
Fuel swaps	$(778,465)	$—	$(778,465)	$—
Freight forward agreements	$57,515	$—	$57,515	$—

	Balance at December 31, 2018	Level 1	Level 2	Level 3
Margin accounts	$1,820,657	$1,820,657	$—	$—
Fuel swaps	$(3,165,967)	$—	$(3,165,967)	$—
Freight forward agreements	$(59,940)	$—	$(59,940)	$—

The estimated fair values of the Company’s forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist based on published indices. Such quotes represent the estimated amounts the Company would receive or pay to terminate the contracts.

NOTE 6 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2018	Activity	June 30, 2019
			(unaudited)
Included in trade accounts receivable and voyage revenue on the consolidated balance sheets and statements of income, respectively:
Trade receivables due from King George Slag(i)	$627,629	$(88,124)	$539,505

Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables)(ii)	1,971,935	126,885	2,098,820

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$2,595,000	(1,730,000)	$865,000
Interest payable - 2011 Founders Note	282,746	38,036	320,782
Total current related party debt	$2,877,746	$(1,691,964)	$1,185,782

i.	King George Slag LLC is a joint venture of which the Company owns 25%

ii.	Seamar Management S.A. ("Seamar")

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The balance of the 2011 Founders Note were $865,000 and $2,595,000 at June 30, 2019 and December 31, 2018, respectively.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three months ended June 30, 2019 and 2018, the Company incurred technical management fees of approximately $793,200 and $764,400, respectively, under this arrangement. The total amounts payable to Seamar at June 30, 2019 and December 31, 2018 were approximately $2,099,000 and $1,972,000, respectively.

Dividends payable to related parties consist of the following:

2013 common stock dividend
Balance at December 31, 2018	$4,063,598
Payments	(2,256,357)
Balance at June 30, 2019	$1,807,241

NOTE 7 - COMMITTMENTS AND CONTINGENCIES

Vessel Sales and Leasebacks Accounted for as Capital Leases (in accordance with prior accounting guidance - ASC 840)

The Company's fleet includes four vessels financed under sale and leaseback financing arrangements accounted for as capital leases. These leases are secured by the assignment of earnings and insurances and by guarantees of the Company.

The selling price of the m/v Bulk Destiny to the new owner (lessor) was $21.0 million and the fair value of the vessel at the inception of the lease was $24.0 million. The difference between the selling price and the fair value of the vessel was recorded as prepaid rent and is being amortized over the 25 year estimated useful life of the vessel. Prepaid rent is included in finance lease right of use assets (previously "vessels under capital lease") on the consolidated balance sheet at June 30, 2019. Minimum lease payments fluctuate based on three-month LIBOR and are payable quarterly over the seven year lease term, with a purchase obligation of $11,200,000 due with the final lease payment in January 2024. Interest is floating at LIBOR plus 2.75% (5.06% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term. The lease contains a minimum liquidity requirement, positive working capital of the leasee and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At June 30, 2019 and December 31, 2018, the Company was in compliance with these covenants.

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

The Company leases office space for its Singapore operations. At June 30, 2019, the remaining obligation under this lease is approximately $15,000.

For the three and six months ended June 30, 2019, the Company recognized approximately $52,000 and $103,000, respectively, as lease expense for office leases in General and Administrative Expenses.

Future minimum lease payments under finance leases with initial or remaining terms in excess of one year at June 30, 2019 were:

Years ending June 30,
2020	$10,253,856
2021	9,938,535
2022	9,537,045
2023	12,190,555
2024	19,029,244
Thereafter	15,454,268
Total minimum lease payments	$76,403,503
Less amount representing interest	15,262,506
Present value of minimum lease payments	61,140,997
Less current portion	6,632,119
Long-term portion	$54,508,878

Other

On April 30, 2019, the Company entered into a contract to build two new post-panamax 95,000 dwt dry bulk vessels and holds options to build two more similar vessels. The new vessels, with a building cost of approximately $38 million each, are expected to be delivered in the first half of 2021. On May 29, 2019, the Company made a deposit of $7,657,000 for the two new vessels. The second installments of 15% are due and payable upon launching of the vessels and the final payments are due upon delivery of the vessels.

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
NOTE 8 - SUBSEQUENT EVENTS

On July 22, 2019, the Company entered into an agreement to purchase a 2011 Nantong/Kawasaki built 58,000 dwt dry bulk vessel (to be renamed m/v Bulk Friendship) for $14.1 million. The vessel is expected to be delivered in September 2019.

On August 12, 2019, the Company declared a quarterly cash dividend of $0.035 per common share.

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

Net Revenue. Net revenue represents total revenue less the total direct costs of transportation and services, which includes charter hire, voyage and vessel operating expenses. Refer to Selected Financial Information, "Net revenue" for additional discussion.

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

Selected Financial Information

(in thousands, except shipping days data) (figures may not foot due to rounding)	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2019	2018	2019	2018
Selected Data from the Consolidated Statements of Income
Voyage revenue	$77,430	$81,848	$143,281	$152,167
Charter revenue	5,861	14,976	19,553	23,630
Total revenue	83,291	96,823	162,835	175,796
Voyage expense	37,224	38,027	69,399	68,196
Charter expense	18,317	30,684	43,265	53,380
Vessel operating expenses	11,075	10,047	20,829	19,896
Total cost of transportation and service revenue	66,616	78,758	133,492	141,471
Net revenue (1)	16,674	18,065	29,343	34,325
Other operating expenses	9,850	8,770	18,261	17,236
Income from operations	6,824	8,435	11,081	16,229
Total other expense, net	(1,665)	(1,562)	(1,441)	(3,821)
Net income	5,159	6,873	9,640	12,408
Income attributable to noncontrolling interests	(1,127)	(1,100)	(1,905)	(2,310)
Net income attributable to Pangaea Logistics Solutions Ltd.	$4,033	$5,773	$7,735	$10,098

Adjusted EBITDA (2)	11,315	13,686	19,950	25,818

Shipping Days (3)
Voyage days	3,053	3,228	5,958	6,173
Time charter days	509	1,055	1,542	1,634
Total shipping days	3,562	4,283	7,500	7,807

TCE Rates ($/day) (4)	$12,933	$13,728	$12,458	$13,783

	June 30, 2019	December 31, 2018
Selected Data from the Consolidated Balance Sheets
Cash, restricted cash and cash equivalents	$43,661	$56,115
Total assets	$459,216	$453,475
Total secured debt, including finance leases liabilities	$178,488	$166,552
Total liabilities and stockholders' equity	$459,216	$453,475

	For the six months ended June 30,
	2019	2018
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$19,584	$20,806
Net cash used in investing activities	$(33,495)	$(2,846)
Net cash provided by (used in) financing activities	$1,457	$(4,072)

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

The reconciliation of income from operations to net revenue and adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Revenue
Income from operations	$6,823,993	$8,434,946	$11,081,459	$16,228,625
General and administrative	5,358,991	4,378,671	9,392,671	8,506,969
Depreciation and amortization	4,491,327	4,391,069	8,868,515	8,729,257
Loss on sale and leaseback of vessels	$—	$860,426	$—	$860,426
Net Revenue	$16,674,311	$18,065,112	$29,342,645	$34,325,277

Adjusted EBITDA
Income from operations	6,823,993	8,434,946	11,081,459	16,228,625
Depreciation and amortization	4,491,327	4,391,069	8,868,515	8,729,257
Loss on sale and leaseback of vessels	$—	$860,426	$—	$860,426
Adjusted EBITDA	$11,315,320	$13,686,441	$19,949,974	$25,818,308

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

Industry Overview

The dry bulk sector of the transportation industry is cyclical and can be volatile due to changes in supply of vessels and demand for transportation of dry bulk commodities. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, rose from a seasonal low of 689 at the end of the first quarter to 1,354 at the end of the second quarter. The BDI averaged 1,154 for the second quarter of 2019, down from an average of 1,272 for the comparable quarter of 2018.

The Company's TCE rates were down 6% from $13,728 for the three months ended June 30, 2018 to $12,933 for the three months ended June 30, 2019, but have recovered by 8% since the first quarter of 2019. The Company's achieved TCE rate for the three months ended June 30, 2019 significantly outperformed against the average of the Baltic panamax and supramax market indexes and exceeded the average market rates by approximately 49% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet and its cargo-focused strategy.

2nd Quarter Highlights

•	Net income attributable to Pangaea Logistics Solutions Ltd. approximately $4.0 million for three months ended June 30, 2019 as compared to approximately $5.8 million for the same period of 2018.

•	Earnings per share were $0.09 as compared to $0.13 for the three months ended June 30, 2018.

•
Pangaea's TCE rates were $12,933 for the three months ended June 30, 2019 and $13,728 for the three months ended June 30, 2018 while the market average for the second quarter of 2019 was approximately $8,665, giving the Company an overall average premium over market rates of approximately $4,268 or 49%. The Company's long-term COAs, cargo focus, and specialized fleet give rise to this premium.

•	Total revenue decreased to $83.3 million for the three months ended June 30, 2019, from $96.8 million for the three months ended June 30, 2018 due to a decrease in market rates and shipping days.

•	At the end of the quarter, Pangaea had $43.7 million in cash, restricted cash and cash equivalents.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the three months ended June 30, 2019 was $83.3 million, compared to $96.8 million for the same period in 2018, a 14% decrease. The total number of shipping days decreased 17% to 3,562 in the three months ended June 30, 2019, compared to 4,283 for the same period in 2018.

Components of revenue are as follows:

Voyage revenues decreased by 5% for the three months ended June 30, 2019 to $77.4 million compared to $81.8 million for the same period in 2018. The decrease in voyage revenues was primarily due to a decrease in the number of voyage days, which were 3,053 in the second quarter of 2019 as compared to 3,228 in the second quarter of 2018 and by the decrease in TCE rates, as discussed above.

Charter revenues decreased to $5.9 million from $15.0 million, or 61%, for the three months ended June 30, 2019 compared to the same period in 2018. The decrease in charter revenues was due to a decrease in time charter days which were down 52% to 509 in the second quarter of 2019 from 1,055 in the second quarter of 2018. The optionality of our chartering strategy allows the Company to selectively release excess tonne-days into the market under time charters arrangements.

Voyage Expenses

Voyage expenses for the three months ended June 30, 2019 were $37.2 million, compared to $38.0 million for the same period in 2018, a decrease of approximately 2%. The decrease in voyage expense was primarily due to a 5% decrease in voyage days in second quarter of 2019.

Charter Hire Expenses

Charter hire expenses for the three months ended June 30, 2019 were $18.3 million, compared to $30.7 million for the same period in 2018, a 40% decrease. The number of chartered-in days decreased 35% from 2,680 days in the three months ended June 30, 2018 to 1,742 days for the three months ended June 30, 2019. This reflects the Company's unique ability to adapt to changing market conditions by increasing, decreasing, or renewing the chartered-in profile to meet its cargo commitments.

Vessel Operating Expenses

Vessel operating expenses for the three months ended June 30, 2019 were $11.1 million, compared to $10.0 million for the same period in 2018, an increase of approximately 11%. The increase in vessel operating expenses is due to the increase in owned days, which were 1,868 in the three months ended June 30, 2019 as compared to 1,820 in the three months ended June 30, 2018. This increase is due to the addition of three vessels offset by the completion of two bareboat charters in 2018. Excluding technical management fees, vessel operating expenses per day were $5,398 for the three months ended June 30, 2019 and $4,991 for the three months ended June 30, 2018. Technical management fees were approximately $991,200 and $962,400 for the three months ended June 30, 2019 and 2018, respectively.

General and Administrative Expenses

General and administrative expenses increased from $4.4 million in the three months ended June 30, 2018 to $5.4 million in the three months ended June 30, 2019. This is due to timing and recognition of incentive compensation resulting in an increase in accrued bonus compensation.

Income from Operations

The Company had income from operations of $6.8 million for the three months ended June 30, 2019 as compared to income from operations of $8.4 million for the three months ended June 30, 2018. This is primarily due to the decreases in revenues discussed above.

Unrealized gain (loss) on derivative instruments

The Company incurred unrealized losses on bunker swaps of approximately $342,000 and gains on forward freight agreements (FFAs) of $557,000 in the three months ended June 30, 2019 as compared to gains of approximately $493,000 on bunker swaps and $60,000 on FFAs in the three months ended June 30, 2018. These result from changes in the fair value of the derivatives at the respective balance sheet dates.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the six months ended June 30, 2019 was $162.8 million, compared to $175.8 million for the same period in 2018, a 7% decrease. The total number of shipping days decreased 4% to 7,500 in the six months ended June 30, 2019, compared to 7,807 for the same period in 2018.

Components of revenue are as follows:

Voyage revenues decreased by 6% for the six months ended June 30, 2019 to $143.3 million compared to $152.2 million for the same period in 2018. The decrease in voyage revenues was primarily due to a decrease in the number of voyage days, which were 5,958 in the six months ended June 30, 2019 as compared to 6,173 in the six months ended June 30, 2018 and by the decrease in TCE rates to $12,458 from $13,783.

Charter revenues decreased to $19.6 million from $23.6 million, or 17%, for the six months ended June 30, 2019 as compared to the same period in 2018. The decrease in charter revenues was due to a decrease in drybulk market rates as well as time charter days which were down 6% to 1,542 in the six months ended June 30, 2019 from 1,634 in the six months ended June 30, 2018.

Voyage Expenses

Voyage expenses for the six months ended June 30, 2019 were $69.4 million, compared to $68.2 million for the same period in 2018, an increase of approximately 2%.

Charter Hire Expenses

Charter hire expenses for the six months ended June 30, 2019 were $43.3 million, compared to $53.4 million for the same period in 2018, a 19% decrease. The number of chartered-in days decreased 15% to 3,962 days in the six months ended June 30, 2019 from 4,639 days for the six months ended June 30, 2018. This reflects the Company's unique ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments.

Vessel Operating Expenses

Vessel operating expenses for the six months ended June 30, 2019 were $20.8 million, compared to $19.9 million for the same period in 2018, an increase of approximately 5%. Excluding technical management fees, vessel operating expenses per day were $5,254 for the six months ended June 30, 2019 and $4,967 for the six months ended June 30, 2018. Technical management fees were approximately $1,905,600 and $1,916,400 for the six months ended June 30, 2019 and 2018, respectively.

General and Administrative Expenses

General and administrative expenses increased from $8.5 million in the six months ended June 30, 2018 to $9.4 million in the three months ended June 30, 2019. This is due to timing and recognition of incentive compensation resulting in an increase in accrued bonus compensation.

Income from Operations

The Company had income from operations of $11.1 million for the six months ended June 30, 2019 as compared to income from operations of $16.2 million for the six months ended June 30, 2018. This is primarily due to the decrease in voyage and time charter days. Net revenue was down 15% over the same period.

Unrealized gain (loss) on derivative instruments

The Company had unrealized gains on bunker swaps of $2,388,000 in the six months ended June 30, 2019 as compared to unrealized losses of approximately $245,000 in the six months ended June 30, 2018. This is primarily due to a drastic drop in fuel prices at the end of 2018, followed by the market recovery during the first half of 2019. Market prices remained relatively stable for the six months ended June 30, 2018. The Company had unrealized gains on FFAs of approximately $117,000 and unrealized losses of approximately $254,000 for the six months ended June 30, 2019 and 2018, respectively.

Income attributable to noncontrolling interests

Income attributable to noncontrolling interests totaled $1,905,017 for the six months ended June 30, 2019 and $2,309,938 for the six months ended June 30, 2018. This is due to lower rates and the impact on the noncontrolling interests' earnings.

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

Liquidity and Capital Resources

Liquidity and Cash Needs

The Company has historically financed its capital requirements with cash flow from operations, proceeds from related party debt, proceeds from long-term debt and finance leases, and, in June 2017, through a private placement of common stock. The Company may consider additional debt and equity financing alternatives in the future. In February 2019 the Company entered into a finance lease arrangement to generate $13.0 million of cash for the acquisition of the m/v Bulk Spirit and in May 2019 entered into secured debt financing to generate $14 million for the acquisition of the m/v Bulk Independence. However, if market conditions are negative, the Company may be unable to raise additional debt or equity financing on acceptable terms or at all. As a result, the Company may be unable to pursue opportunities to expand its business. At June 30, 2019 and December 31, 2018, the Company had working capital of $28.5 million and $34.5 million, respectively.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $19.6 million and $20.8 million in the six months ended June 30, 2019 and 2018, respectively; $40.1 million in 2018 and $29.2 million in 2017; and its ability to procure long-term fixed COAs with new and longstanding customers. In addition, the Company has demonstrated its unique ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments. For more information on the results of operations, see ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

Capital Expenditures

The Company’s capital expenditures relate to the purchase and lease of interests in vessels, newbuild vessels, and capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned and leased fleet includes three Panamax drybulk carriers, eight Supramax drybulk carriers, two Ultramax Ice-Class 1C, two Handymax drybulk carriers (both of which are Ice-Class 1A) and one barge. The Company also has a one-third interest in a consolidated joint venture which owns six Panamax Ice-Class 1A drybulk carriers.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. This includes installation of ballast water treatment systems required under new regulations, the cost of which will be $0.5 million to $0.7 million per vessel. The Company has some flexibility regarding the timing of dry docking, but the total cost is unpredictable. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $1.2 million in the three months ended June 30, 2019 and expensed drydocking costs of approximately $78,000 and $8,000 in the three months ended June 30, 2019 and 2018. The Company capitalized drydocking costs totaling approximately $1.5 million in six months ended June 30, 2019 and 2018 and expensed drydocking costs of approximately $78,000 in the six months ended June 30, 2019 and $42,000 in the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at June 30, 2019 or December 31, 2018.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

No significant changes to our market risk have occurred since December 31, 2018. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk" included in the Company Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the six months ended June 30, 2019.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description	Incorporated By Reference			Filed herewith
		Form	Date	Exhibit

10.45	The Amended Senior Facility - Dated May 13, 2019				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

EX-101.INS	XBRL Instance Document				X

EX-101.SCH	XBRL Taxonomy Extension Schema				X

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase				X

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2019.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)