Form 10-Q
period 2019-09-30
Pangaea Logistics Solutions Ltd.
filed 2019-11-07
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Common Stock, par value $0.01 per share, 44,451,940 shares outstanding as of November 7, 2019.

Pangaea Logistics Solutions Ltd.

Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$34,171,062	$53,614,735
Accounts receivable (net of allowance of $1,823,293 at September 30, 2019 and $2,357,130 at December 31, 2018)	29,221,444	28,481,787
Bunker inventory	17,002,101	19,222,087
Advance hire, prepaid expenses and other current assets	27,998,143	12,187,551
Total current assets	108,392,750	113,506,160

Restricted cash	2,500,000	2,500,000
Fixed assets, net	311,728,339	281,355,366
Investment in newbuildings in-process	7,691,522	—
Finance lease right of use assets, net	54,239,752	56,113,096
Total assets	$484,552,363	$453,474,622

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$35,975,324	$31,897,507
Related party debt	1,196,683	2,877,746
Deferred revenue	14,297,237	14,717,072
Current portion of secured long-term debt	23,740,674	20,127,742
Current portion of finance lease liabilities	7,568,888	5,364,963
Dividend payable	1,921,622	4,063,598
Total current liabilities	84,700,428	79,048,628

Secured long-term debt, net	88,561,552	95,374,270
Finance lease liabilities	64,402,040	45,684,727

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 44,451,940 shares issued and outstanding at September 30, 2019; 43,998,560 shares issued and outstanding at December 31, 2018	4,445	4,400
Additional paid-in capital	157,176,223	155,946,452
Retained earnings	18,693,177	5,737,199
Total Pangaea Logistics Solutions Ltd. equity	175,873,845	161,688,051
Non-controlling interests	71,014,498	71,678,946
Total stockholders' equity	246,888,343	233,366,997
Total liabilities and stockholders' equity	$484,552,363	$453,474,622

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues:
Voyage revenue	$103,806,391	$81,812,543	$247,087,805	$233,979,386
Charter revenue	15,079,005	13,532,296	34,632,391	37,161,948
	118,885,396	95,344,839	281,720,196	271,141,334
Expenses:
Voyage expense	45,102,602	36,684,994	114,501,121	104,880,511
Charter hire expense	41,980,065	28,532,774	85,244,779	81,912,601
Vessel operating expense	11,331,770	9,863,944	32,160,692	29,759,818
General and administrative	2,768,253	3,704,360	12,160,924	12,211,329
Depreciation and amortization	4,652,563	4,410,977	13,521,078	13,140,234
Loss on sale and leaseback of vessels	—	—	—	860,426
Total expenses	105,835,253	83,197,049	257,588,594	242,764,919

Income from operations	13,050,143	12,147,790	24,131,602	28,376,415

Other (expense)/income:
Interest expense, net	(2,499,617)	(2,231,589)	(6,807,837)	(6,384,314)
Interest expense on related party debt	(10,902)	(43,961)	(48,938)	(161,334)
Unrealized (loss)/gain on derivative instruments, net	(301,058)	486,412	2,203,899	477,508
Other income	180,194	38,481	580,106	496,813
Total other expense, net	(2,631,383)	(1,750,657)	(4,072,770)	(5,571,327)

Net income	10,418,760	10,397,133	20,058,832	22,805,088
Income attributable to non-controlling interests	(2,097,200)	(2,120,182)	(4,002,217)	(4,430,120)
Net income attributable to Pangaea Logistics Solutions Ltd.	$8,321,560	$8,276,951	$16,056,615	$18,374,968

Earnings per common share:
Basic	$0.19	$0.20	$0.38	$0.44
Diluted	$0.19	$0.19	$0.37	$0.43

Weighted average shares used to compute earnings per common share:
Basic	42,817,933	42,348,175	42,729,775	42,208,038
Diluted	43,354,742	42,878,449	43,247,417	42,727,481

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock			Additional Paid-in Capital		Retained Earnings		Total Pangaea Logistics Solutions Ltd. Equity		Non-Controlling Interest		Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2019	44,451,940	$4,445		$156,855,761		$11,916,436		$168,776,642		$68,917,298		$237,693,940
Recognized cost for restricted stock issued as compensation	—	—		320,462		—		320,462		—		320,462
Common Stock Dividend	—	—		—		(1,544,819)		(1,544,819)		—		(1,544,819)
Net Income	—	—		—		8,321,560		8,321,560		2,097,200		10,418,760
Balance at September 30, 2019	44,451,940	$4,445		$157,176,223		$18,693,177		$175,873,845		$71,014,498		$246,888,343

Balance at December 31, 2018	43,998,560	$4,400		$155,946,452		$5,737,199		$161,688,051		$71,678,946		$233,366,997
Recognized cost for restricted stock issued as compensation				1,365,969				1,365,969				1,365,969
Issuance of restricted shares, net of forfeitures	453,380	45		(136,198)		—		(136,153)		—		(136,153)
Distribution to Non-Controlling Interests	—	—		—		—		—		(4,666,665)		(4,666,665)
Common Stock Dividend	—	—		—		(3,100,637)		(3,100,637)		—		(3,100,637)
Net Income						16,056,615		16,056,615		4,002,217		20,058,832
Balance at September 30, 2019	44,451,940	$4,445		$157,176,223		$18,693,177		$175,873,845		$71,014,498		$246,888,343

	Common Stock			Additional Paid-in Capital		Retained Earnings/(Accumulated Deficit)		Total Pangaea Logistics Solutions Ltd. Equity		Non-Controlling Interest		Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2018	44,063,986	$4,406		$155,631,206		$(1,921,804)		$153,713,808		$67,614,258		$221,328,066
Recognized cost for restricted stock issued as compensation	—	—	—	225,124	—	—	—	225,124	—	—	—	225,124
Issuance of restricted shares, net of forfeitures	(15,445)	(1)	—		—	—	—	(1)	—	—	—	(1)
Net income	—	—	—	—	—	8,276,951	—	8,276,951	—	2,120,182	—	10,397,133
Balance at September 30, 2018	44,048,541	$4,405		$155,856,330		$6,355,147		$162,215,882		$69,734,440		$231,950,322

Balance at December 31, 2017	43,794,526	$4,379		$154,943,728		$(9,596,785)		$145,351,322		$65,304,320		$210,655,642
Recognized cost for restricted stock issued as compensation	—	—		1,064,520		—		1,064,520		—		1,064,520
Issuance of restricted shares, net of forfeitures	254,015	26		(101,106)		—		(101,080)		—		(101,080)
Change in accounting pronouncement	—	—		—		(2,423,036)		(2,423,036)		—		(2,423,036)
Fees incurred for issuance of common shares	—	—		(50,812)		—		(50,812)		—		(50,812)
Net income						18,374,968		18,374,968		4,430,120		22,805,088
Balance at September 30, 2018	44,048,541	$4,405		$155,856,330		$6,355,147		$162,215,882		$69,734,440		$231,950,322

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income	$20,058,832	$22,805,088
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	13,521,078	13,140,234
Amortization of deferred financing costs	538,427	517,085
Amortization of prepaid rent	88,948	91,453
Unrealized gain on derivative instruments	(2,203,899)	(477,508)
Gain from equity method investee	(416,435)	(90,000)
Provision for doubtful accounts	(47,351)	(104,288)
Loss on sale of vessel	—	860,426
Drydocking costs	(1,561,689)	(1,497,979)
Recognized cost for restricted stock issued as compensation	1,365,968	1,064,520
Change in operating assets and liabilities:
Accounts receivable	(692,306)	(5,632,597)
Bunker inventory	2,219,986	(5,506,843)
Advance hire, prepaid expenses and other current assets	(15,220,967)	713,646
Accounts payable, accrued expenses and other current liabilities	6,171,148	873,337
Deferred revenue	(419,835)	468,333
Net cash provided by operating activities	23,401,905	27,224,907

Investing activities
Purchase of vessels and vessel improvements	(40,201,356)	(14,695,391)
Investment in newbuildings in-process	(7,691,522)	—
Purchase of fixed assets and equipment	(293,385)	(341,439)
Proceeds from sale of equipment	—	31,594
Net cash used in investing activities	(48,186,263)	(15,005,236)

Financing activities
Proceeds from long-term debt	14,000,000	—
Payments of related party debt	(1,681,063)	(3,308,265)
Payments of financing fees and issuance costs	(646,538)	(702,666)
Payments of long-term debt	(17,343,675)	(16,855,738)
Proceeds from finance leases	25,600,000	27,750,000
Dividends paid to non-controlling interests	(4,666,665)	(904,803)
Payments of finance lease obligations	(4,678,761)	(2,177,959)
Accrued common stock dividends paid	(5,242,613)	(1,135,000)
Cash paid for incentive compensation shares relinquished	—	(101,075)
Proceeds from private placement of common stock, net of issuance costs	—	(50,812)
Net cash provided by financing activities	5,340,685	2,513,682

Net (decrease) increase in cash, cash equivalents and restricted cash	(19,443,673)	14,733,353
Cash, cash equivalents and restricted cash at beginning of period	56,114,735	38,531,812
Cash, cash equivalents and restricted cash at end of period	$36,671,062	$53,265,165

Supplemental cash flow information
Cash and cash equivalents	$34,171,062	$50,765,165
Restricted cash	2,500,000	2,500,000
	$36,671,062	$53,265,165

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

The Company owns three Panamax, two Ultramax Ice Class 1C, nine Supramax, and two Handymax Ice Class 1A drybulk vessels. The Company also owns one-third of Nordic Bulk Holding Company Ltd. (“NBHC”), a consolidated joint venture with a fleet of six Panamax Ice Class 1A drybulk vessels and has a 50% interest in the owner of a deck barge.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results for three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results for the year ending December 31, 2019 or for any other interim period or future years.

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

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	September 30, 2019	December 31, 2018
	(unaudited)
Money market accounts – cash equivalents	$11,183,241	$13,819,043
Cash (1)	22,987,821	39,795,692
Total cash and cash equivalents	$34,171,062	$53,614,735
Restricted cash	2,500,000	2,500,000
Total cash, cash equivalents and restricted cash	$36,671,062	$56,114,735

(1) Consists of cash deposits at various major banks.

Restricted cash at September 30, 2019 and December 31, 2018 consists of $2.5 million held by the facility agent as required by the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. – Dated September 28, 2015 - Amended and Restated Loan Agreement (See NOTE 4).

Advance hire, prepaid expenses and other current assets were comprised of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Advance hire	$6,254,555	$5,851,070
Prepaid expenses	4,443,081	1,276,901
Accrued receivables	12,356,249	2,479,800
Margin deposit	741,378	1,820,656
Other current assets	4,202,880	759,124
	$27,998,143	$12,187,551

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Accounts payable	$22,881,529	$19,892,511
Accrued expenses	10,338,546	7,424,286
Accrued interest	460,758	540,886
Derivative liabilities	1,195,198	3,225,907
Other accrued liabilities	1,099,293	813,917
	$35,975,324	$31,897,507

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued an ASU 2016-02, Accounting Standards Update for Leases. The update is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In determining the estimated value of right-of-use assets and lease liabilities, the Company considers the non-cancelable period of the lease as well as periods for which it is reasonably certain that renewal options will be exercised. The Company discounts any estimated lease liability using the portfolio approach, the composition of which is its secured long-term debt facilities.

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

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending September 30, 2019, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

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

The amendments in this Update also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and both of the following are met:

1. The timing and pattern of transfer of the non-lease component(s) and associated lease component are the same.
2. The lease component, if accounted for separately, would be classified as an operating lease.

The Company elected to use this practical expedient when it adopted the lessor provisions of this Update. As a result, the operating lease component and the vessel operating expense non-lease component in a time charter are reported as a single component.

At September 30, 2019, the Company had nine vessels chartered to customers under time charters that contain leases. These nine leases varied in original length from 22 days to 99 days. At September 30, 2019, lease payments due under these arrangements totaled approximately $4,257,000 and each of the time charters were due to be completed in ninety-nine days or less. The Company does not have any sales-type or direct financing leases.

        Adoption of the lessee provisions of this guidance did not have a material impact on the Company's consolidated financial statements because the Company does not have any vessels chartered in (operating leases) for longer than one year and the practical expedient relating to leases with terms of 12 months or less was elected. Furthermore, the Company's finance lease right of use assets and finance lease liabilities were referred to as "assets under capital lease" and "obligations under capital leases" in prior period financial statements, but no other changes resulted from adoption of the standard. In addition, the Company has two non-cancelable office leases and non-cancelable office equipment leases and the lease assets and liabilities are not material.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. For most financial assets, such as trade and other receivables, loans and other instruments, this standard changes the current incurred loss model to a forward-looking expected credit loss model, which generally will result in the earlier recognition of allowances for losses.  The new standard is effective for the Company at the beginning of 2023. Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is evaluating the impact of the standard on its consolidated financial statements.

NOTE 3 - FIXED ASSETS

At September 30, 2019, the Company owned twenty-two dry bulk vessels including six financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	September 30,	December 31,
	2019	2018
Owned vessels	(unaudited)
m/v BULK PANGAEA	$15,217,154	$15,231,305
m/v BULK PATRIOT	9,424,690	10,130,797
m/v BULK JULIANA	10,189,206	10,651,029
m/v NORDIC ODYSSEY	23,243,646	24,283,497
m/v NORDIC ORION	24,040,476	25,095,469
m/v BULK NEWPORT	13,223,098	13,956,092
m/v NORDIC BARENTS	4,006,193	4,370,817
m/v NORDIC BOTHNIA	3,962,577	4,322,490
m/v NORDIC OSHIMA	28,633,822	28,897,931
m/v NORDIC ODIN	28,401,473	29,151,529
m/v NORDIC OLYMPIC	28,236,711	29,321,599
m/v NORDIC OASIS	29,497,364	30,416,651
m/v BULK ENDURANCE	25,283,457	26,020,505
m/v BULK FREEDOM	8,300,171	8,467,058
m/v BULK PRIDE	13,130,123	13,531,561
m/v BULK SPIRIT	12,977,466	1,950,000
m/v BULK INDEPENDENCE	14,073,766	—
m/v BULK FRIENDSHIP (1)	14,332,515	—
MISS NORA G PEARL	2,925,285	2,995,144
	309,099,193	278,793,474
Other fixed assets, net	2,629,146	2,561,892
Total fixed assets, net	$311,728,339	$281,355,366

Right of Use Assets
m/v BULK DESTINY	$21,690,475	$22,307,701
m/v BULK BEOTHUK	6,708,478	7,065,300
m/v BULK TRIDENT	12,238,021	12,664,906
m/v BULK PODS	$13,602,778	14,075,189
	$54,239,752	$56,113,096

(1) The Company acquired the 2011 built Supramax (m/v Bulk Friendship) on September 24, 2019.
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

    The Company did not identify any potential triggering events for the three and nine month periods ended September 30, 2019.

The Company identified potential triggering events that resulted from sale and leaseback financing arrangements transacted during the nine months ended September 30, 2018. As a result, the Company evaluated each asset group for impairment by estimating the total undiscounted cash flows expected to result from the use of the asset group and its eventual disposal. The estimated undiscounted future cash flows were higher than the carrying amount of the vessels in the Company's fleet and as such, no loss on impairment was recognized.

The Company did not identify any potential triggering events for the three months ended September 30, 2018.

NOTE 4 - DEBT

Long-term debt consists of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Bulk Phoenix Secured Note (1)	$—	$2,702,374
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	56,700,000	62,325,000
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	—	4,489,100
Bulk Nordic Oasis Ltd. Loan Agreement	15,875,000	17,000,000
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (3)	36,806,664	25,626,665
Bulk Freedom Loan Agreement	3,950,000	4,450,000
109 Long Wharf Commercial Term Loan	730,666	812,867
Total	$114,062,330	$117,406,006
Less: unamortized bank fees	(1,760,104)	(1,903,994)
	$112,302,226	$115,502,012
Less: current portion	(23,740,674)	(20,127,742)
Secured long-term debt, net	$88,561,552	$95,374,270

(1)	See Senior Secured Post-Delivery Term Loan Facility below.

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

Interest on 50% of the advances to Odyssey and Orion was fixed at 4.24% in March 2017. Interest on the remaining advances to Odyssey and Orion is floating at LIBOR plus 2.40% (4.73% at September 30, 2019). Interest on 50% of the advances to Odin and Olympic was fixed at 3.95% in January 2017. Interest on the remaining advances to Odin and Olympic was floating at LIBOR plus 2.0% and was fixed at 4.07% on April 27, 2017. Interest on 50% of the advance to Oshima was fixed at 4.16% in January 2017. Interest on the remaining advance to Oshima is floating at LIBOR plus 2.25% (4.40% at September 30, 2019).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At September 30, 2019 and December 31, 2018, the Company was in compliance with this covenant.

The Bulk Nordic Oasis Ltd. - Loan Agreement - Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment in March 2022. Interest on this advance is fixed at 4.30%.

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of September 30, 2019 and December 31, 2018, the Company was in compliance with this covenant.

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

Bulk Endurance Tranche A and B

The amended agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017, in two tranches. The agreement requires repayment of Tranche A, totaling $16,000,000, in three equal quarterly installments of $100,000 beginning on April 7, 2017 and 27 equal quarterly installments of $266,667. A balloon payment of $8,499,991 is due with the final installment in May 2024. Interest on this advance was fixed at 3.69% through March 2021, fixed at 4.16% through December 2021, and thereafter floating at Libor plus 2.40%. The agreement also advanced $3,500,000 under Tranche B, which is payable in 28 equal quarterly installments of $65,000 beginning on September 27, 2017, and a balloon payment of $1,680,000 due with the final installment in May 2024. Interest on this advance is floating at LIBOR plus 1.70% (4.01% at September 30, 2019) through March 2021, and thereafter at Libor plus 2.4%.

Bulk Pride Tranche C and D

The amended agreement advanced $10,000,000 in respect of the m/v Bulk Pride on December 21, 2017, in two tranches. The agreement requires repayment of Tranche C, totaling $8,500,000, in 26 equal quarterly installments of $275,000 beginning in March 2018 and a balloon payment of $1,350,000 due with the final installment in May 2024. Interest on this advance is floating at LIBOR plus 1.70% (4.69% at September 30, 2019) through March 2021, and thereafter at Libor plus 2.4% . The agreement also advanced $1,500,000 under Tranche D, which is payable in 4 equal quarterly installments of $375,000 beginning in September 2018. Tranche D was fully repaid in June 2019.

Bulk Independence Tranche E

The amended agreement advanced $14,000,000 under Tranche E in respect of the m/v Bulk Independence on May 13, 2019, which requires repayment of 20 equal quarterly installments of $250,000 beginning in September 2019 and a balloon payment of $9,000,000 due with the final installment in May 2024. Interest on this advance is floating at LIBOR plus 1.70% (4.01% at September 30, 2019) during first eight quarters, and at LIBOR plus 2.40% thereafter.

The loan is secured by first preferred mortgages on the m/v Bulk Endurance, the m/v Bulk Pride and the m/v Bulk Independence, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At September 30, 2019 and December 31, 2018, the Company was in compliance with these covenants.

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due with the final installment. The facility bears interest at LIBOR plus a margin of 3.75% (5.78% at September 30, 2019).

The loan is secured by a first preferred mortgage on the m/v Bulk Freedom, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At September 30, 2019 and December 31, 2018, the Company was in compliance with this covenant.

109 Long Wharf Commercial Term Loan

Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.0% (4.14% at September 30, 2019). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At September 30, 2019 and December 31, 2018, the Company was in compliance with these covenants.

The future minimum annual payments (excluding unamortized bank fees) under the debt agreements are as follows:

Year ending December 31,
(unaudited)
Remainder of 2019	$3,284,067
2020	22,990,674
2021	20,640,563
2022	41,102,568
2023	3,536,268
Thereafter	22,508,190
$114,062,330

NOTE 5 - DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Forward freight agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). These economic hedges do not usually qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of FFAs at September 30, 2019 and December 31, 2018 were assets and liabilities of approximately $173,000 and $60,000, respectively, which are included in other current assets and other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the FFAs during the three months ended September 30, 2019 and 2018 are a gain of approximately $116,000 and a loss of approximately $9,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of income. The change in the aggregate fair value of the FFAs during the nine months ended September 30, 2019 and 2018 are a gain of approximately $233,000 and a loss of approximately $263,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of income.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. The Company enters into fuel swap contracts that are not designated for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of these fuel swaps at September 30, 2019 and December 31, 2018 are liabilities of approximately $1,195,000 and $3,166,000, respectively, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the three months ended September 30, 2019 and 2018 are a loss of approximately $417,000 and a gain of approximately $495,000, respectively, which are included in unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of income. The change in the aggregate fair value of the fuel swaps during the nine months ended September 30, 2019 and 2018 are gains of approximately $1,971,000 and $740,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of income.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018:

	Balance at
	September 30, 2019	Level 1	Level 2	Level 3
	(unaudited)
Margin accounts	$741,378	$741,378	$—	$—
Fuel swaps	$(1,195,198)	$—	$(1,195,198)	$—
Freight forward agreements	$173,190	$—	$173,190	$—

	Balance at December 31, 2018	Level 1	Level 2	Level 3
Margin accounts	$1,820,657	$1,820,657	$—	$—
Fuel swaps	$(3,165,967)	$—	$(3,165,967)	$—
Freight forward agreements	$(59,940)	$—	$(59,940)	$—

The estimated fair values of the Company’s forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist based on published indices. Such quotes represent the estimated amounts the Company would receive or pay to terminate the contracts.

NOTE 6 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2018	Activity	September 30, 2019
			(unaudited)
Included in trade accounts receivable and voyage revenue on the consolidated balance sheets and statements of income, respectively:
Trade receivables due from King George Slag (i)	$627,629	$(119,999)	$507,630

Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables) (ii)	1,971,935	951,003	2,922,938

Included in current related party debt on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$2,595,000	(1,730,000)	$865,000
Interest payable - 2011 Founders Note	282,746	48,937	331,683
Total current related party debt	$2,877,746	$(1,681,063)	$1,196,683

i.	King George Slag LLC is a joint venture of which the Company owns 25%

ii.	Seamar Management S.A. ("Seamar")

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The balance of the 2011 Founders Note were $865,000 and $2,595,000 at September 30, 2019 and December 31, 2018, respectively.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three months ended September 30, 2019 and 2018, the Company incurred technical management fees of approximately $832,200 and $777,600, respectively, under this arrangement. The total amounts payable to Seamar at September 30, 2019 and December 31, 2018 were approximately $2,923,000 and $1,972,000, respectively.

Dividends payable to related parties consist of the following:

2013 common stock dividend
Balance at December 31, 2018	$4,063,598
Payments	(2,256,357)
Balance at September 30, 2019	$1,807,241

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Vessel Sales and Leasebacks Accounted for as Capital Leases (in accordance with prior accounting guidance - ASC 840)

The Company's fleet includes six vessels financed under sale and leaseback financing arrangements accounted for as capital leases. These leases are secured by the assignment of earnings and insurances and by guarantees of the Company.

The selling price of the m/v Bulk Destiny to the new owner (lessor) was $21.0 million and the fair value of the vessel at the inception of the lease was $24.0 million. The difference between the selling price and the fair value of the vessel was recorded as prepaid rent and is being amortized over the 25 year estimated useful life of the vessel. Prepaid rent is included in finance lease right of use assets (previously "vessels under capital lease") on the consolidated balance sheet at September 30, 2019. Minimum lease payments fluctuate based on three-month LIBOR and are payable quarterly over the seven year lease term, with a purchase obligation of $11,200,000 due with the final lease payment in January 2024. Interest is floating at LIBOR plus 2.75% (5.05% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term. The lease contains a minimum liquidity requirement, positive working capital of the leasee and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At September 30, 2019 and December 31, 2018, the Company was in compliance with these covenants.

The selling price of the m/v Bulk Beothuk was $7,000,000 and the fair value was estimated to be the same. The lease is payable at $3,500 per day every fifteen days over the five year lease term, and a balloon payment of $4,000,000 is due with the final lease payment in June 2022. The implied interest rate at inception was 11.83%. The Company will own this vessel at the end of the lease term.

The selling price of the m/v Bulk Trident was $13,000,000 and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (3.79% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

The selling price of the m/v Bulk PODS was $14,750,000 and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (3.63% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

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

In September 2019, the Company acquired the m/v Bulk Friendship for $14,100,000, which is the estimated fair value and simultaneously entered into a failed sale and leaseback of the vessel. The Company determined that the transfer of the vessel to the lessor was not a sale in accordance with ASC 606, because control of the vessel was not transferred to the lessor. The lease is classified as finance lease in accordance with ASC 842, because the lease includes a fixed price purchase option, which the Company expects to exercise at the end of the lease term. The minimum lease payments include imputed interest at 5.29%. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. In the event the Company has not exercised any of the purchase options during the term of the charter then the Company shall have a final purchase option to purchase the vessel at the end of the fifth year at a fixed price of $7,780,000. This lease is secured by the assignment of earnings and insurances and by a guarantee of the Company.

Long-term Contracts Accounted for as Operating Leases

The Company leases office space for its Copenhagen operations. Since December 31, 2018, this lease continues on a month to month basis. The non-cancelable period is six months.

The Company leases office space for its Singapore operations. At September 30, 2019, the remaining obligation under this lease is approximately $115,000.

For the three and nine months ended September 30, 2019, the Company recognized approximately $52,000 and $155,000, respectively, as lease expense for office leases in General and Administrative Expenses.

Future minimum lease payments under finance leases with initial or remaining terms in excess of one year at September 30, 2019 were:

Year ending December 31,
Remainder of 2019	$3,053,273
2020	11,592,392
2021	11,304,976
2022	14,303,933
2023	21,362,721
Thereafter	27,711,516
Total minimum lease payments	$89,328,811
Less imputed interest	17,357,883
Present value of minimum lease payments	71,970,928
Less current portion	7,568,888
Long-term portion	$64,402,040

Other

On April 30, 2019, the Company entered into a vessel newbuilding contract to build two new high ice class post-panamax 95,000 dwt dry bulk vessels. At that time, the Company held options to build two more similar vessels. The new vessels, with a building cost of approximately $38.3 million each, are expected to be delivered in the first half of 2021. As of September 30, 2019, the Company has made deposits of $7.7 million for the two new vessels. The second installments of 20% are due and payable upon launching of the vessels and the final payments are due upon delivery of the vessels.

On September 29, 2019, the Company declared its options to build the additional optional two new post-panamax 95,000 dwt dry bulk vessels. The new vessels, with a building cost of approximately $37.7 million each, are expected to be delivered in November 2021. The first installments of 10% are expected to be made in November 2019, the second installments of 20% are due and payable upon launching of the vessels and the final payments are due upon delivery of the vessels.

Coincident with the declaration of the options, the Company entered into a series of transactions to finance its four new post-panamax dry bulk vessels, to be delivered in 2021, under sale and leaseback transactions. The agreements obligate the Company to sell the vessels upon completion of construction at the lesser of approximately $32 million or 85% of fair market value at closing. Following the sale, the Company is obligated to charter the vessels from the buyer under a bareboat charter for a period of 15 years with a purchase obligation of $2.5 million at the end of year 15. The Company has options to purchase the vessels at designated prices starting the sixth year after delivery of each vessel. The Company expects to account for these transactions as failed sale and leaseback transactions and classify the leases as finance leases.

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

NOTE 8 - SUBSEQUENT EVENTS

In October 2019, the Company, through its wholly-owned subsidiary, entered into a Memorandum of Agreement to sell to an unaffiliated third party, the 2001-built vessel Bulk Juliana for a sale price of $6.5 million before commissions. The loss on sale of the vessel upon completion of the transaction will be approximately $3.7 million. The Company expects to deliver the vessel to the new owner in late November 2019.

In October 2019, the Company, through its wholly-owned subsidiary, entered into a Memorandum of Agreement to sell to an unaffiliated third party, the 1996-built vessel Bulk Patriot for a sale price of $4.5 million before commissions. The loss on sale of the vessel upon completion of the transaction will be approximately $4.9 million. The Company expects to deliver the vessel to the new owner in December 2019.

On November 7, 2019, the Company declared a quarterly cash dividend of $0.035 per common share.

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

Charter Revenue. Charter revenue is earned when the Company lets a vessel it owns or operates to a charterer for a specified period of time. Charter revenue is based on the agreed rate per day. These time-charter arrangements contain leases because the lessee has the power to direct the use and receives substantially all of the economic benefits from the use of the vessel. The operating lease component and the vessel operating expense non-lease component of a time-charter contract are reported as a single component.

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

Selected Financial Information

(in thousands, except shipping days data) (figures may not foot due to rounding)	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
	2019	2018	2019	2018
Selected Data from the Consolidated Statements of Income
Voyage revenue	$103,806	$81,813	$247,088	$233,979
Charter revenue	15,079	13,532	34,632	37,162
Total revenue	118,885	95,345	281,720	271,141
Voyage expense	45,103	36,685	114,501	104,881
Charter expense	41,980	28,533	85,245	81,913
Vessel operating expenses	11,332	9,864	32,161	29,760
Total cost of transportation and service revenue	98,414	75,082	231,907	216,553
Net revenue (1)	20,471	20,263	49,814	54,588
Other operating expenses	7,421	8,115	25,682	25,352
Loss on sale and leaseback of vessels	—	—	—	860
Income from operations	13,050	12,148	24,132	28,376
Total other expense, net	(2,631)	(1,751)	(4,073)	(5,571)
Net income	10,419	10,397	20,059	22,805
Income attributable to non-controlling interests	(2,097)	(2,120)	(4,002)	(4,430)
Net income attributable to Pangaea Logistics Solutions Ltd.	$8,322	$8,277	$16,057	$18,375

Adjusted EBITDA (2)	17,703	16,559	37,653	42,377

Shipping Days (3)
Voyage days	3,712	3,193	9,670	9,366
Time charter days	924	964	2,466	2,598
Total shipping days	4,636	4,157	12,136	11,964

TCE Rates ($/day) (4)	$15,915	$14,111	$13,779	$13,897

	September 30, 2019	December 31, 2018
Selected Data from the Consolidated Balance Sheets
Cash, restricted cash and cash equivalents	$36,671	$56,115
Total assets	$484,552	$453,475
Total secured debt, including finance leases liabilities	$184,273	$166,552
Total liabilities and stockholders' equity	$484,552	$453,475

	For the nine months ended September 30,
	2019	2018
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$23,402	$27,225
Net cash used in investing activities	$(48,186)	$(15,005)
Net cash provided by financing activities	$5,341	$2,514

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

The reconciliation of income from operations to net revenue and Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Revenue
Income from operations	$13,050,143	$12,147,790	$24,131,602	$28,376,415
General and administrative	2,768,253	3,704,360	12,160,924	12,211,329
Depreciation and amortization	4,652,563	4,410,977	13,521,078	13,140,234
Loss on sale and leaseback of vessels	$—	$—	$—	$860,426
Net Revenue	$20,470,959	$20,263,127	$49,813,604	$54,588,404

Adjusted EBITDA
Income from operations	13,050,143	12,147,790	24,131,602	28,376,415
Depreciation and amortization	4,652,563	4,410,977	13,521,078	13,140,234
Loss on sale and leaseback of vessels	$—	$—	$—	$860,426
Adjusted EBITDA	$17,702,706	$16,558,767	$37,652,680	$42,377,075

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

Industry Overview

The dry bulk sector of the transportation and logistics industry is cyclical and can be volatile due to changes in supply of vessels and demand for transportation of dry bulk commodities. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, rose from a seasonal low of 1,354 at the end of the second quarter to 1,823 at the end of the third quarter. The BDI averaged 2,023 for the third quarter of 2019, up from an average of 1,627 for the comparable quarter of 2018.

The Company's TCE rates were up 13% from $14,111 for the three months ended September 30, 2018 to $15,915 for the three months ended September 30, 2019. The Company's achieved TCE rate for the three months ended September 30, 2019 continued to outperform against the average of the Baltic panamax and supramax market indexes and exceeded the average market rates by approximately 16% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet and its cargo-focused strategy.

3rd Quarter Highlights

•
Net income attributable to Pangaea Logistics Solutions Ltd. was approximately $8.3 million for three months ended September 30, 2019 consistent with approximately $8.3 million for the same period of 2018.

•	Diluted earnings per share were $0.19 for both three months ended September 30, 2019 and 2018.

•
Pangaea's TCE rates were $15,915 for the three months ended September 30, 2019 and $14,111 for the three months ended September 30, 2018 while the market average for the third quarter of 2019 was approximately $13,728, giving the Company an overall average premium over market rates of approximately $2,187 or 16%. The Company's long-term COAs, cargo focus, and specialized fleet give rise to this premium.

•
Total revenue increased to $118.9 million for the three months ended September 30, 2019, from $95.3 million for the three months ended September 30, 2018 due to an increase in market rates and shipping days.

•	At the end of the quarter, Pangaea had $36.7 million in cash, restricted cash and cash equivalents.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the three months ended September 30, 2019 was $118.9 million, compared to $95.3 million for the same period in 2018, a 25% increase. The total number of shipping days increased 12% to 4,636 in the three months ended September 30, 2019, compared to 4,157 for the same period in 2018.

Components of revenue are as follows:

Voyage revenues increased by 27% for the three months ended September 30, 2019 to $103.8 million compared to $81.8 million for the same period in 2018. The increase in voyage revenues was primarily due to an increase in the number of voyage days, which were 3,712 in the third quarter of 2019 as compared to 3,193 in the third quarter of 2018, or 16% increase, and by the increase in TCE rates, as discussed above.

Charter revenues increased to $15.1 million from $13.5 million, or 11%, for the three months ended September 30, 2019 compared to the same period in 2018. The increase in charter revenues was due to an increase in hire rates, offset by a slight decline in time charter days. The optionality of our chartering strategy allows the Company to selectively release excess tonne-days into the market under time charters arrangements.

Voyage Expenses

Voyage expenses for the three months ended September 30, 2019 were $45.1 million, compared to $36.7 million for the same period in 2018, an increase of approximately 23%. The increase in voyage expense was primarily due to a 16% increase in voyage days in third quarter of 2019, along with an increase in port expenses for voyages that completed during the period.

Charter Hire Expenses

Charter hire expenses for the three months ended September 30, 2019 were $42.0 million, compared to $28.5 million for the same period in 2018, a 47% increase. This was due to an increase in hire rates in a rising market during the three months ended September 30, 2019, as well as increase in chartered-in days. The number of chartered-in days increased 12% from 2,454 days in the three months ended September 30, 2018 to 2,750 days for the three months ended September 30, 2019. This reflects the Company's unique ability to quickly adapt to changing market conditions by increasing, decreasing, or renewing the chartered-in profile to meet its cargo commitments.

Vessel Operating Expenses

Vessel operating expenses for the three months ended September 30, 2019 were $11.3 million, compared to $9.9 million for the same period in 2018, an increase of approximately 15%. The increase in vessel operating expenses is due to the increase in owned days, which were 1,939 in the three months ended September 30, 2019 as compared to 1,848 in the three months ended September 30, 2018. This increase is due to the addition of three vessels offset by the completion of two bareboat charters in 2018. Excluding technical management fees, vessel operating expenses per day were $5,313 for the three months ended September 30, 2019 and $4,810 for the three months ended September 30, 2018. Technical management fees were approximately $1.0 million for the three months ended September 30, 2019 and 2018.

General and Administrative Expenses

General and administrative expenses decreased from $3.7 million in the three months ended September 30, 2018 to $2.8 million in the three months ended September 30, 2019. This decrease was primarily due to timing of the accrued bonus expense.

Income from Operations

Income from operations increased slightly to $13.1 million for the three months ended September 30, 2019 as compared to income from operations of $12.1 million for the three months ended September 30, 2018. This is primarily due to the increases in revenues, lower general and administrative expenses, and partially offset by higher voyage expenses and charter hire expenses as discussed above.

Unrealized gain (loss) on derivative instruments

The Company incurred losses on bunker swaps of approximately $417,000 and gains on forward freight agreements (FFAs) of approximately $116,000 in the three months ended September 30, 2019 as compared to a gain of approximately $495,000 on bunker swaps and a loss of approximately $9,000 on FFAs in the three months ended September 30, 2018. These result from changes in the fair value of the derivatives at the respective balance sheet dates.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the nine months ended September 30, 2019 was $281.7 million, compared to $271.1 million for the same period in 2018, a 4% increase. The total number of shipping days increased 1% to 12,136 in the nine months ended September 30, 2019, compared to 11,964 for the same period in 2018.

Components of revenue are as follows:

Voyage revenues increased by 6% for the nine months ended September 30, 2019 to $247.1 million compared to $234.0 million for the same period in 2018. The increase in voyage revenue was primarily due to an increase in the number of voyage days, which were 9,670 for the nine months ended September 30, 2019 as compared to 9,366 for the nine months ended September 30, 2018, or a 3% increase.

Charter revenues decreased to $34.6 million from $37.2 million, or 7%, for the nine months ended September 30, 2019 as compared to the same period in 2018. The decrease in charter revenues was due to a decrease in time charter days which were down 5% to 2,466 in the nine months ended September 30, 2019 from 2,598 in the nine months ended September 30, 2018.

Voyage Expenses

Voyage expenses for the nine months ended September 30, 2019 were $114.5 million, compared to $104.9 million for the same period in 2018, an increase of approximately 9%. The increase was primarily due to an increase in the number of voyage days, which were 9,670 for the nine months ended September 30, 2019 as compared to 9,366 for the nine months ended September 30, 2018.

Charter Hire Expenses

Charter hire expenses for the nine months ended September 30, 2019 were $85.2 million, compared to $81.9 million for the same period in 2018, a 4% increase. This is primarily due to an increase in market time charter rates in the third quarter of 2019, at which time the Company entered into several time charter's to fulfill its increased voyage demand in the quarter. This was offset by a decrease in the number of chartered-in days of 5% to 6,712 days in the nine months ended September 30, 2019 from 7,094 days for the nine months ended September 30, 2018.

Vessel Operating Expenses

Vessel operating expenses for the nine months ended September 30, 2019 were $32.2 million, compared to $29.8 million for the same period in 2018, an increase of approximately 8%. Excluding technical management fees, vessel operating expenses per day were $5,274 for the nine months ended September 30, 2019 and $4,914 for the nine months ended September 30, 2018. Technical management fees were approximately $2.9 million for the nine months ended September 30, 2019 and 2018.

General and Administrative Expenses

General and administrative expenses are both approximately $12.2 million in the nine months ended September 30, 2019 and 2018.

Income from Operations

The Company had income from operations of $24.1 million for the nine months ended September 30, 2019 as compared to income from operations of $28.4 million for the nine months ended September 30, 2018. This is primarily due to the increase in voyage expenses, charter hire expenses and vessel operating expenses, as a result, net revenue was down 9%.

Unrealized gain (loss) on derivative instruments

The Company had unrealized gains on bunker swaps of approximately $2.0 million and $0.7 million, respectively in the nine months ended September 30, 2019 and 2018. This is primarily due to fuel prices recovery during 2019. The Company had unrealized gains on FFAs of approximately $233,000 and unrealized losses of approximately $263,000 for the nine months ended September 30, 2019 and 2018, respectively.

Income attributable to non-controlling interests

Income attributable to non-controlling interests totaled $4.0 million for the nine months ended September 30, 2019 and $4.4 million for the nine months ended September 30, 2018. This is due to lower rates and the impact on the non-controlling interests' earnings.

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

Liquidity and Capital Resources

The Company has historically financed its capital requirements with cash flow from operations, proceeds from related party debt, proceeds from long-term debt and finance leases, and through a private placement of common stock. The Company may consider additional debt and equity financing alternatives in the future. However, if market conditions are negative, the Company may not be able to raise additional debt or equity financing on acceptable terms or at all. As a result, the Company may not be able to pursue opportunities to expand its business. At September 30, 2019 and December 31, 2018, the Company had working capital of $23.7 million and $34.5 million, respectively.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $23.4 million and $27.2 million in the nine months ended September 30, 2019 and 2018, respectively; and its ability to procure long-term fixed COAs with new and longstanding customers. In addition, the Company has demonstrated its unique ability to adapt to changing market conditions by maintaining a nimble chartered-in profile to meet its cargo commitments. For more information on the results of operations, see ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

Capital Expenditures

The Company’s capital expenditures relate to the purchase and lease of interests in vessels, newbuild vessels, and capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned and leased fleet includes three Panamax drybulk carriers, nine Supramax drybulk carriers, two Ultramax Ice-Class 1C, two Handymax drybulk carriers (both of which are Ice-Class 1A) and one barge. The Company also has a one-third interest in a consolidated joint venture which owns six Panamax Ice-Class 1A drybulk carriers.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. This includes installation of ballast water treatment systems required under new regulations, the cost of which will be approximately $0.5 million to $0.7 million per vessel. The Company has some flexibility regarding the timing of dry docking, but the total cost is unpredictable. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $16,595 in the three months ended September 30, 2019. The Company capitalized drydocking costs totaling approximately $1.6 million and $1.5 million in nine months ended September 30, 2019 and 2018 and expensed drydocking costs of approximately $78,000 and $71,000 in the nine months ended September 30, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at September 30, 2019 or December 31, 2018.

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

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the nine months ended September 30, 2019.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description	Incorporated By Reference			Filed herewith
		Form	Date	Exhibit

10.46	Bulk Friendship Bareboat Charter Party Dated September 10th 2019				X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

EX-101.INS	XBRL Instance Document				X

EX-101.SCH	XBRL Taxonomy Extension Schema				X

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase				X

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase				X

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2019.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)