Form 10-K
period 2019-12-31
Pangaea Logistics Solutions Ltd.
filed 2020-03-23
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36798

PANGAEA LOGISTICS SOLUTIONS, LTD.
(Exact Name of Registrant as Specified in Its Charter)

BERMUDA	98-1205464
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

c/o Phoenix Bulk Carriers (US) LLC
109 Long Wharf, Newport, RI 02840	(401) 846-7790
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the registrant's Common Stock held by non-affiliates at June 30, 2019 was approximately $27.3 million based on the Nasdaq closing price for such shares on that date. The registrant has no non-voting common equity.

As of March 23, 2020, 45,077,335 shares of Common Shares, $.0001 par value per share were outstanding.

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

•
our ability to charter-in vessels and to enter into COAs ("Contract of Affreightment"), voyage charters, time charters and forward freight agreements, and the performance of our counterparties in such contracts;

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

Business

The Company provides logistics and transportation services to clients utilizing an ocean-going fleet of motor vessels ("m/v") in the Handymax, Supramax, Ultramax and Panamax segments. At any time, this fleet may be comprised of 30-50 vessels that are chartered-in on a short-term basis for operation under our contract business. In addition, during most of the year 2019, the Company operated 20 vessels which were wholly-owned or partially-owned through joint ventures. The Company uses this fleet to transport approximately 25 million tons of cargo annually to nearly 250 ports around the world, averaging approximately 48 vessels in service daily in 2019 and 45 during 2018.

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

Business Strategy

The Company’s principal business objectives are to profitably grow its business and increase shareholder value. The Company expects to achieve these objectives through the following strategies:

•
Focus on increasing strategic COAs. COA is an agreement providing for the transportation between specified points for a specific quantity of cargo over a specific time period but without designating specific vessels or voyage schedules, thereby allowing flexibility in scheduling since no vessel designation is required. COAs can either have a fixed rate or a market-related rate. The Company intends to increase our COA business, in particular, COAs for cargo discharge in traditional loading areas (backhaul), by leveraging its relationships with existing customers and attracting new customers. The Company believes that its dedication to solving its customer’s logistics problems, and its reputation and experience in carrying a wide range of cargoes and transiting less common routes and ports, increases its likelihood of securing strategic COAs.

•
Expand capacity and flexibility by increasing its owned fleet. The Company is continually looking to acquire additional high-quality vessels suited for its business strategy, the needs of its customers and growth opportunities the Company identifies. The Company believes that its experience as a reliable and serious counterparty in the purchase and sale market for second-hand vessels positions it as a candidate for acquisition of high quality vessels. The Company currently controls (owns or has an ownership interest in) a fleet of 20 bulk carriers. The current fleet includes six Ice-Class 1A Panamax, two Ice-Class 1C Ultramax, three Panamax, eight Supramax and one Handymax Ice-Class 1A bulk carriers.

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

Competitive Strengths

The Company believes that it possesses a number of competitive strengths in its industry, including:

•
Expertise in certain niche markets and routes.  The Company has developed expertise and a major presence in selected niche markets and less commoditized routes, especially the Baltic Sea in winter, the Northern Sea Route between Europe and Asia in summer, and the trade route between Jamaica and the United States, as well as selected ports, particularly in Newfoundland and Baffin Island. The Company believes that there is less competition to carry “minor,” as compared to traditional “major,” bulk cargoes, and, similarly, that there is less competition on less commoditized routes. The Company believes that its experience in carrying a wide range of cargoes and transiting less common routes and ports increases its likelihood of securing higher rates and margins than those available for more commoditized cargoes and routes. The Company believes it operates assets well suited to certain of these routes, including its Japanese built Ice-Class 1A Panamax and Ice-Class 1C Utramax vessels. The ice-class fleet has historically produced margins that are superior to the average market rate. More than half of its fleet is chartered in and the Company selects these vessels to match the cargo and port characteristics of their nominated voyages. The Company has experience operating in all regularly operating dry bulk loading and discharge ports globally.

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

Management

The Company’s management team consists of senior executive officers and key employees with decades of experience in the commercial, technical, management and financial areas of the logistics and shipping industries. The Company’s co-founder and Chief Executive Officer, Edward Coll, has over 40 years of experience in the drybulk shipping industry. Other members of its management team and key employees, Mark Filanowski, Mads Boye Petersen, Peter Koken, Neil McLaughlin, Robert Seward, Fotis Doussopoulos, and Gianni Del Signore, also have extensive experience in the shipping industry. The Company believes its management team is well respected in the drybulk sector of the shipping industry and, over the years, has developed strong commercial relationships with industrial customers and lenders. The Company believes that the experience, reputation and background of its management team will continue to be key factors in its success.

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

Operations and Assets

The Company is a service business and our customers use the services we provide because they believe the Company adds and creates value for them. To add value, the Company works with its customers to provide a wide range of logistics services beyond the traditional loading, carriage and discharge of cargoes. For example, the Company works with certain customers to review their contractual delivery terms and conditions, permitting those customers to reduce costs and certain risks. The Company also has a customer that is heavily dependent upon a port that was insufficiently supported by port pilots for the approach to port. To permit a large expansion of its services for this client, the Company formed a separate pilots association to increase the number of available pilots and improve access to the port. Another example of value added services is the formation of a new port in Newfoundland, Canada to load aggregate cargo for export and a temporary port used in Greenland to load the northernmost dry bulk cargo ever carried. As a result of efforts such as these, in some cases the Company is the de facto logistics department for certain clients.

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

As of March 23, 2020, the Company operates its fleet of 18 owned or partially owned vessels, which are described in the table below:

Vessel Name	Type	DWT	Year Built	Yard
m/v Bulk Endurance	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding
m/v Bulk Destiny	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding
m/v Nordic Oasis	Panamax (Ice Class 1A)	76,180	2016	Oshima Shipbuilding
m/v Nordic Olympic	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding
m/v Nordic Odin	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding
m/v Nordic Oshima	Panamax (Ice Class 1A)	76,180	2014	Oshima Shipbuilding
m/v Nordic Orion	Panamax (Ice Class 1A)	75,603	2011	Oshima Shipbuilding
m/v Nordic Odyssey	Panamax (Ice Class 1A)	75,603	2010	Oshima Shipbuilding
m/v Bulk Friendship	Supramax	58,738	2011	Nantong Cosco Kawasaki HI
m/v Bulk Independence	Supramax	56,548	2008	Yokohama
m/v Bulk Pride	Supramax	58,749	2008	Tsuneishi Group (Zhoushan) Shipbuilding Inc.
m/v Bulk Trident	Supramax	52,514	2006	Tsuneishi Heavy Industries (Cebu)
m/v Bulk Freedom	Supramax	52,454	2005	Tsuneishi Shipbuilding Co. Ltd.
m/v Bulk Newport	Supramax	52,587	2003	Shin Kurushima Toyohashi
m/v Bulk Beothuk	Supramax	50,992	2002	Oshima Shipbuilding
m/v Bulk Spirit	Supramax	52,950	2009	Oshima Shipbuilding
m/v Bulk Pangaea	Panamax	70,165	1996	Sumitomo Shipbuilding
m/v Bulk PODS	Panamax	76,561	2006	Imabari SB Marugame

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

In addition to its owned fleet, the Company operates chartered-in Panamax, Supramax, Handymax and Handysize drybulk carriers. The Company employed an average of 48 vessels at any one time during 2019 and 45 in 2018. In 2019, the Company owned interests in 20 vessels and chartered in another 177 for one or more voyages. In 2018, the Company owned interests in 20 vessels and chartered in another 159 for one or more voyages. The Company generally charters in third-party vessels for periods of less than nine months and, in most cases, less than six months. Chartered-in contracts are negotiated through third-party brokers, who are paid commission on a percentage basis. The Company believes that shorter-term charters afford it flexibility to match its variable costs to its customers’ service requirements. The Company also believes that this combination of owned and chartered-in vessels helps it to more efficiently match its customer demand than the Company could with only owned vessels or an entirely chartered-in fleet.

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

As of March 23, 2020, the Company’s significant subsidiaries are as follows:

Company Name	Country of Organization	Proportion of Ownership Interest
Americas Bulk Transport (BVI) Limited	British Virgin Islands	100%	(A)
Phoenix Bulk Management Bermuda Limited	Bermuda	100%	(B)
Phoenix Bulk Carriers (BVI) Limited (“PBC”)	British Virgin Islands	100%	(C)
Bulk Ocean Shipping Company (Bermuda) Ltd.	Bermuda	100%	(D)
Phoenix Bulk Carriers (US) LLC	Delaware	100%	(E)
Allseas Logistics Bermuda Ltd.	Bermuda	100%	(F)
Bulk Patriot Ltd. (“Bulk Patriot”)	Bermuda	100%	(G)
Bulk Juliana Ltd. (“Bulk Juliana”)	Bermuda	100%	(G)
Bulk Trident Ltd. (“Bulk Trident”)	Bermuda	100%	(G)
Bulk Atlantic Ltd. (“Bulk Beothuk”)	Bermuda	100%	(G)
Nordic Bulk Barents Ltd. (“Bulk Barents”)	Bermuda	100%	(G)
Nordic Bulk Bothnia Ltd. (“Bulk Bothnia”)	Bermuda	100%	(G)
Nordic Bulk Carriers A/S (“NBC”)	Denmark	100%	(H)
Nordic Bulk Ventures (Cyprus) Limited ("NBV")	Cyprus	100%	(H)
109 Long Wharf LLC (“Long Wharf”)	Delaware	100%	(I)
Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”)	Bermuda	33%	(J)
Bulk Nordic Orion Ltd. (“Bulk Orion”)	Bermuda	33%	(J)
Bulk Nordic Oshima Ltd. (“Bulk Oshima”)	Bermuda	33%	(J)
Bulk Nordic Odin Ltd. (“Bulk Odin”)	Bermuda	33%	(J)
Bulk Nordic Olympic Ltd. (“Bulk Olympic”)	Bermuda	33%	(J)
Bulk Nordic Oasis Ltd. (“Bulk Oasis”)	Bermuda	33%	(J)
Nordic Bulk Holding Company Ltd. (“NBHC”)	Bermuda	33%	(K)
Bulk Nordic Five Ltd. (“Five”)	Bermuda	100%	(G)
Bulk Nordic Six Ltd. (“Six”)	Bermuda	100%	(G)
Bulk Nordic Seven LLC (“Seven”)	Marshall Islands	100%	(G)
Bulk Nordic Eight LLC (“Eight”)	Marshall Islands	100%	(G)
Bulk Nordic Nine LLC (“Nine”)	Marshall Islands	100%	(G)
Bulk Nordic Ten LLC (“Ten”)	Marshall Islands	100%	(G)
Nordic Bulk Partners LLC (“NBP”)	Marshall Islands	75%	(L)
Nordic Bulk Ventures Holding Company Ltd. (“BVH”)	Bermuda	100%	(A)
Bulk Freedom Corp. ("Bulk Freedom")	Marshall Islands	100%	(G)
Bulk Pride Corp. ("Bulk Pride")	Marshall Islands	100%	(G)
Bulk Independence Corp. ("Bulk Independence")	Marshall Islands	100%	(G)
Bulk Friendship Corp. ("Bulk Friendship")	Marshall Islands	100%	(G)
Bulk Beothuk Corp. (“Bulk Beothuk”)	Marshall Islands	100%	(G)
Venture Barge (U.S) Corp. ("VBC")	Delaware	50%	(M)
Venture Logistics NL Inc. ("VLNL")	Canada	50%	(M)
Flintstone Ventures Limited ("FVL")	Newfoundland and Labrador	100%	(N)
Seamar Management S.A.	Greece	51%	(O)
Bulk PODS Ltd. (Bulk PODS")	Marshall Islands	100%	(G)
Bulk Spirit Ltd. ("Bulk Spirit")	Marshall Islands	100%	(G)
Nordic Bulk Carriers Singapore Pte. Ltd.	Singapore	100%	(H)
Narragansett Bulk Carriers (US) Corp.	Rhode Island	100%	(H)
Patriot Stevedoring & Logistics, LLC	Massachusetts	50%	(P)
Bay Stevedoring LLC	Delaware	100%	(Q)
Pangaea Logistics Solutions (US) LLC	Delaware	100%	(R)
King George Slag LLC ("KGS")	Delaware	25%	(S)

(A)	The primary purpose of this corporation is to manage and operate ocean going vessels.

(B)	The primary purpose of this entity is to perform certain administrative management functions that have been assigned by PBC.

(C)	The primary purpose of this corporation is to provide logistics services to customers by chartering, managing and operating ships.

(D)	The primary purpose of this corporation is to manage the fuel procurement for all vessels.

(E)	The primary purpose of this corporation is to act as the U.S. administrative agent for the Company.

(F)	The primary purpose of this corporation is to act as the treasury agent for the Company.

(G)	The primary purpose of these entities is owning bulk carriers.

(H)	The primary purpose of these entities is to provide logistics services to customers by chartering, managing and operating ships. NBV is the holding company of NBC.

(I)	Long Wharf is a limited liability company duly organized under the laws of Delaware for the purpose of holding real estate located in Newport, Rhode Island.

(J)	The primary purpose of these entities is owning bulk carriers. These companies are wholly-owned by NBHC, which is one-third owned by the Company.

(K)
The primary purpose of this entity is to own or lease bulk carriers through wholly-owned subsidiaries. The Company’s interest in Bulk Odyssey, Bulk Orion, Bulk Oshima, Bulk Olympic, Bulk Odin and Bulk Oasis is through its interest in NBHC.

(L)	The primary purpose of this entity is to own or lease bulk carriers through wholly-owned subsidiaries.

(M)	The primary purpose of VBC/VLNL is to own and operate the deck barge Miss Nora G. Pearl.

(N)	The primary purpose of FVL is the carriage of specialized cargo.

(O)	This entity is the technical manager of 12 vessels owned and operated by the Company.

(P)	The primary purpose of the company is to manage and operate the Brayton Point Commerce Center Marine Terminal.

(Q)	The primary purpose of the company is to manage and operate a port terminal in Louisiana.

(R)	The primary purpose of the company is to manage U.S.-based business activities.

(S)	The primary purpose of the company is to buy, sell, and distribute cement and cement related materials and general construction aggregates.

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

The Company employs approximately 70 shore-based personnel and had approximately 430 independently contracted seagoing personnel on its owned vessels. The shore-based personnel are employed in the United States, Athens, Copenhagen and Singapore.

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

The IMO’s Marine Environment Protection Committee, or MEPC, adopted amendments to Annex VI on October 10, 2008, which amendments were entered into force on July 1, 2010. The Amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulphur contained in any fuel oil used onboard ships.  On October 27, 2016, at its 70th session, the MEPC agreed to implement a global 0.5% m/m sulfur oxide emissions limit (reduced from 3.50%) starting from January 1, 2020.  This limitation can be met by using low-sulfur compliant fuel oil, alternative fuels, or certain exhaust gas cleaning systems.  Ships are now required to obtain bunker delivery notes and International Air Pollution Prevention (“IAPP”) Certificates from their flag states that specify sulfur content. Additionally, at MEPC 73, amendments to Annex VI to prohibit the carriage of bunkers above 0.5% Sulphur on ships were adopted and will  take effect March 1, 2020, with the exception of vessels fitted with exhaust gas cleaning equipment ("scrubbers") which can carry fuel of higher sulfur content. These regulations subject ocean-going vessels to stringent emissions controls, and may cause us to incur substantial costs, including those related to the purchase, installation and operation of scrubbers and the purchase of compliant fuel oil.

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

The EPA and the USCG have also enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial costs, and/or otherwise restrict our vessels from entering U.S. Waters.  The EPA will regulate these ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters pursuant to the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018 and replaces the 2013 Vessel General Permit (“VGP”) program (which authorizes discharges incidental to operations of commercial vessels and contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, stringent requirements for exhaust gas scrubbers, and requirements for the use of environmentally acceptable lubricants) and current Coast Guard ballast water management regulations adopted under the U.S. National Invasive Species Act (“NISA”), such as mid-ocean ballast exchange programs and installation of approved USCG technology for all vessels equipped with ballast water tanks bound for U.S. ports or entering U.S. waters.  VIDA establishes a new framework for the regulation of vessel incidental discharges under Clean Water Act (CWA), requires the EPA to develop performance standards for those discharges within two years of enactment, and requires the U.S. Coast Guard to develop implementation, compliance, and enforcement regulations within two years of EPA’s promulgation of standards.  Under VIDA, all provisions of the 2013 VGP and USCG regulations regarding ballast water treatment remain in force and effect until the EPA and U.S. Coast Guard regulations are finalized.  Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the VGP, including submission of a Notice of Intent (“NOI”) or retention of a PARI form and submission of annual reports. We have submitted NOIs for our vessels where required.   Compliance with the EPA, U.S. Coast Guard and state regulations could require the installation of ballast water treatment equipment on our vessels or the implementation of other port facility disposal procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

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

The Company expects to perform five special survey in 2020 at an aggregate total cost of approximately $5.7 million. The Company expects to perform three intermediate surveys in 2020 at an aggregate total cost of approximately $1.5 million. The Company estimates that offhire related to the surveys and related repair work is ten to twenty days per vessel, depending on the size and condition of the vessel.

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

Risks Relating to the Company’s Industry

The cyclical and volatile nature of the seaborne drybulk transportation industry may lead to decreases in charter and freight rates, which may have an adverse effect on the Company’s revenues, earnings and profitability and its ability to comply with its loan covenants. The market improved in 2019 due to increased demand from China and fewer newbuilding deliveries, which constrict the supply of tonnage and inflate rates. Going forward, rising protectionism and uncertainty concerning a trade war over tariffs may dampen growth in demand for some products, however, some analysts predict volumes will not change and may increase tonne-miles by disrupting historical trade patterns.

The seaborne drybulk transportation industry is cyclical and volatile, and a lengthy downturn in the drybulk charter market severely affected the entire drybulk shipping industry. Although rates increased in 2019, there can be no assurance that drybulk charter rates will continue to increase, and rates could decline. Volatility of charter and freight rates is due to various factors, including changing crude oil prices, economic activity in the largest economies, including China, a strong U.S. Dollar and the associated weakening of other world currencies and the supply of available tonnage.

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

Demand for our vessels is dependent upon economic growth in the world’s economies, seasonal and regional changes in demand, changes in the capacity of the global drybulk fleet and the sources and supply of drybulk cargo transported by sea. Given the large number of new drybulk vessels currently on order with shipyards, the capacity of the global drybulk vessels fleet seems likely to increase and economic growth may not resume in areas that have experienced a recession or continue in other areas. As such, adverse economic, political, social or other developments could have a material adverse effect on our business and operating results.

The factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries;

•	port and canal congestion;

•	bunker prices;

•	the scrapping rate of older vessels;

•	vessel casualties;

•	speed of vessels being operated; and

•	the number of vessels that are out of service.

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

Global economic conditions may continue to negatively impact the drybulk shipping industry.

In the current global economy, operating businesses are faced with tightening credit, weak demand for goods and services, and weak international liquidity conditions. There has similarly been a general decline in the willingness by banks and other financial institutions to extend credit, particularly in the shipping industry, due to the historically volatile asset values of vessels. As the shipping industry is highly dependent on the availability of credit to finance and expand operations, it has been negatively affected by this decline. In particular, lower demand for drybulk cargoes as well as diminished trade credit available for the delivery of such cargoes have led to decreased demand for drybulk vessels, creating downward pressure on charter rates and vessel values. Any further weakening in global economic conditions may have a number of adverse consequences for drybulk and other shipping sectors, including, among other things:

•	low charter rates, particularly for vessels employed on short-term time charters or in the spot market;

•	decreases in the market value of drybulk vessels and limited second-hand market for the sale of vessels;

•	limited financing for vessels;

•	widespread loan covenant defaults; and

•	declaration of bankruptcy by certain vessel operators, vessel owners, shipyards and charterers.

The occurrence of one or more of these events could have a material adverse effect on our business, results of operations, cash flows and financial condition.

An increase in interest rates could adversely affect our cash flow and financial condition.

We are also subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding.  Moreover, in the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR may have been underreporting or otherwise manipulating the inter-bank lending rate applicable to them. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged LIBOR manipulation, and investigations by regulators and governmental authorities in various jurisdictions are ongoing. In addition, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is not currently possible to predict the effect of any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. If LIBOR or any alternative reference rate were to increase significantly, the amount of interest payable on our outstanding indebtedness could increase significantly and could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

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

In addition, as vessels grow older, they generally decline in value. If the market values of our owned vessels decrease, we may not be in compliance with certain covenants in our credit facilities secured by mortgages on our drybulk vessels unless we provide additional collateral or prepay a portion of the loan to a level where we are again in compliance with our loan covenants. The Company was in compliance with all of its covenants for the years ended December 31, 2019 and 2018.

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

World events could affect our operations and financial results.
Past terrorist attacks, as well as the threat of future terrorist attacks around the world, continue to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. Continuing conflicts, instability and other recent developments in the Middle East and elsewhere, and the presence of U.S. or other armed forces in Afghanistan and Syria, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. Any of these occurrences could have a material adverse impact on our business, financial condition and results of operations.
We face risks attendant to changes in economic and regulatory conditions around the world.
We face risks attendant to changes in economic environments, changes in interest rates, instability in the banking and securities markets and trade regulations around the world, among other factors. Major market disruptions and adverse changes in market conditions and regulatory climate in China, the United States and worldwide may adversely affect our business or impair our ability to borrow amounts under any future financial arrangements.
For example, the economic slowdown in the Asia-Pacific region, especially in China, could negatively affect global economic markets and the market for drybulk shipping. Chinese drybulk imports have accounted for the majority of global drybulk transportation growth annually over the last decade, with recent demand growth driven by stronger iron ore and coal imports into China. Before the global economic financial crisis that began in 2008, China had one of the world’s fastest growing economies in terms of gross domestic product, or GDP, which had a significant impact on shipping demand. The growth rate of China’s GDP for the year ended December 31, 2019, was 6.1%, down from a growth rate of 6.6% for the year ended December 31, 2018, but remaining well below pre-2008 levels. China and other countries in the Asia Pacific region may continue to experience slowed or even negative economic growth in the future. Our financial condition and results of operations, as well as our future prospects, would likely be hindered by a continuing or worsening economic downturn in any of these countries or geographic regions. Furthermore, there is a rising threat of a Chinese financial crisis resulting from massive personal and corporate indebtedness and “trade wars”. The International Monetary Fund has warned that continuing trade tensions, including significant tariff increases, between the United States and China are expected to result in a 0.8% cumulative reduction of global GDP in 2020. We cannot assure you that the Chinese economy will not experience a significant contraction in the future.
The United States, the European Union and other parts of the world have likewise experienced relatively slow growth and weak economic trends since 2008. Over the past several years, the credit markets in the United States and Europe have remained contracted, deleveraged and less liquid, and the U.S. federal and state governments and European authorities have implemented governmental action and/or new regulation of the financial markets and may implement additional regulations in the future. While credit conditions are beginning to stabilize, global financial markets have been, and continue to be, disrupted and volatile. Specifically, concerns persist regarding the debt burden of certain European countries and their ability to meet future financial obligations. Potential adverse developments in the outlook for European countries, or market perceptions concerning these and related issues, could reduce the overall demand for drybulk cargoes and for our service, which could negatively affect our financial position, results of operations and cash flow.
Further, governments may turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. In particular, leaders in the United States have indicated the United States may seek to implement more protective trade measures. The current U.S. President was elected on a platform promoting trade protectionism. The results of the presidential election have thus created significant uncertainty about the future relationship between the United States and China and other exporting countries, including with respect to trade policies, treaties, government regulations and tariffs. On January 23, 2017, the U.S. President signed an executive order withdrawing the United States from the Trans-Pacific Partnership, a global trade agreement intended to include the United States, Canada, Mexico, Peru and a number of Asian countries. Protectionist developments, or the perception they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Moreover, increasing trade protectionism may cause an increase in (i) the cost of goods exported from regions globally, particularly the Asia-Pacific region, (ii) the length of time required to transport goods and (iii) the risks associated with exporting goods. Such increases may significantly affect the quantity of goods to be shipped, shipping time schedules, voyage costs and other associated costs.
While global economic conditions have generally improved, renewed adverse and developing economic and governmental factors, together with the concurrent volatility in charter rates and vessel values, may have a material adverse effect on our results of operations, financial condition and cash flows and could cause the price of our common shares to decline. An extended period of deterioration in the outlook for the world economy could reduce the overall demand for our services and could also adversely affect our ability to obtain financing on acceptable terms or at all.
Changes in the economic and political environment in China and policies adopted by the government to regulate its economy may have a material adverse effect on our business, financial condition and results of operations.
The Chinese economy differs from the economies of western countries in such respects as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, bank regulation, currency and monetary policy, rate of inflation and balance of payments position. Prior to 1978, the Chinese economy was a “planned economy”. Since 1978, increasing emphasis has been placed on the utilization of market forces in the development of the Chinese economy. Annual and five-year State Plans are adopted by the Chinese government in connection with the development of the economy. Although state-owned enterprises still account for a substantial portion of the Chinese industrial output, in general, the Chinese government is reducing the level of direct control that it exercises over the economy through State Plans and other measures. There is an increasing level of freedom and autonomy in areas such as allocation of resources, production, pricing and management and a gradual shift in emphasis to a “market economy” and enterprise reform. Limited price reforms were undertaken with the result that prices for certain commodities are principally determined by market forces. In addition, economic reforms may include reforms to the banking and credit sector and may produce a shift away from the export-driven growth model that has characterized the Chinese economy over the past few decades. Many of the reforms are unprecedented or experimental and may be subject to revision, change or abolition based upon the outcome of such experiments. The level of imports to and exports from China could be adversely affected by the failure to continue market reforms or changes to existing pro-export economic policies. The level of imports to and exports from China may also be adversely affected by changes in political, economic and social conditions (including a slowing of economic growth) or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions, internal political instability, changes in currency policies, changes in trade policies and territorial or trade disputes. A decrease in the level of imports to and exports from China could adversely affect our business, operating results and financial condition.
We may not be able to obtain financing on acceptable terms, which may negatively impact our planned growth.
As a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the ability to obtain money from the credit markets has become more difficult as many lenders have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at all or on terms similar to current debt and reduced, and in some cases ceased, to provide funding to borrowers. Due to these factors, we cannot be certain that financing will be available if needed and to the extent required, on acceptable terms. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to enhance our existing business, complete additional vessel acquisitions or otherwise take advantage of business opportunities as they arise.
Acts of piracy on ocean-going vessels could adversely affect our business.
Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean and in the Gulf of Aden off the coast of Somalia and, in particular, the Gulf of Guinea region off Nigeria, which experienced increased incidents of piracy in 2019. Sea piracy incidents continue to occur, increasingly in the Sulu Sea and the Gulf of Guinea, with drybulk vessels and tankers particularly vulnerable to such attacks. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping. The perception that our vessels are a potential piracy or terrorist target could have a material adverse impact on our business, financial condition and results of operations.
Further, if these piracy attacks occur in regions in which our vessels are deployed that insurers characterize as “war risk” zones or by the Joint War Committee as “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult to obtain, if available at all. In addition, crew costs, including costs that may be incurred to the extent we employ on-board security guards, could increase in such circumstances. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, detention hijacking as a result of an act of piracy against our vessels, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, results of operations, cash flows and financial condition, and this may result in loss of revenues, increased costs and decreased cash flows to our customers, which could impair their ability to make payments to us under our charters.
Political instability, terrorist attacks, international hostilities and global public health threats can affect the seaborne transportation industry, which could adversely affect our business.
We conduct most of our operations outside of the United States, and our business, results of operations, cash flows, financial condition and ability to pay dividends, if any, in the future may be adversely affected by changing economic, political and government conditions in the countries and regions where our vessels are employed or registered. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political conflicts, including the current political instability in the Middle East and the South China Sea region and other geographic countries and areas, geopolitical events such as Brexit, terrorist or other attacks, and war (or threatened war) or international hostilities, such as those between the United States and North Korea. Terrorist attacks such as those in Paris on November 13, 2015, Manchester on May 22, 2017, as well as the frequent incidents of terrorism in the Middle East, and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks around the world, continues to cause uncertainty in the world's financial markets and may affect our business, operating results and financial condition. Continuing conflicts and recent developments in the Middle East, including increased tensions between the U.S. and Iran, as well as the presence of U.S. or other armed forces in Iraq, Syria, Afghanistan and various other regions, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. As a result of the above, insurers have increased premiums and reduced or restricted coverage for losses caused by terrorist acts generally. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs. Additionally, Brexit, or similar events in other jurisdictions, could impact global markets, including foreign exchange and securities markets; any resulting changes in currency exchange rates, tariffs, treaties and other regulatory matters could in turn adversely impact our business and operations.
Further, governments may turn and have turned to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. In particular, leaders in the United States and China have implemented certain increasingly protective trade measures. The results of the 2016 presidential election and the potential results of the upcoming 2020 presidential election in the United States have created significant uncertainty about the future relationship between the United States, China and other exporting countries, including with respect to trade policies, treaties, government regulations and tariffs. For example, in March 2018, President Trump announced tariffs on imported steel and aluminum into the United States that could have a negative impact on international trade generally and, in January 2019, the United States announced expanded sanctions against Venezuela, which may have an effect on its oil output and, in turn, affect global oil supply. There have also been continuing trade tensions, including significant tariff increases, between the United States and China. Protectionist developments, or the perception that they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Moreover, increasing trade protectionism may cause an increase in (i) the cost of goods exported from regions globally, (ii) the length of time required to transport goods and (iii) the risks associated with exporting goods. Such increases may significantly affect the quantity of goods to be shipped, shipping time schedules, voyage costs and other associated costs, which could have an adverse impact on our charterers' business, operating results and financial condition and could thereby affect their ability to make timely charter hire payments to us and to renew and increase the number of their time charters with us. This could have a material adverse effect on our business, results of operations, financial condition and our ability to pay any cash distributions to our stockholders.
In Europe, large sovereign debts and fiscal deficits, low growth prospects and high unemployment rates in a number of countries have contributed to the rise of Eurosceptic parties, which would like their countries to leave the Euro. The exit of the U.K. from the European Union, or Brexit, and potential new trade policies in the United States further increase the risk of additional trade protectionism.

In the past, political instability has also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism and piracy have also affected vessels trading in regions such as the South China Sea and the Gulf of Aden off the coast of Somalia.
In addition, public health threats, such as the novel coronavirus, influenza and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred in various parts of the world in which we operate, including China, could adversely impact our operations, the timing of completion of scheduled dry-dockings and ballast water treatment system installation projects, as well as the operations of our customers.
Any of these occurrences could have a material adverse impact on our future performance, results of operations, cash flows and financial position.
Outbreaks of epidemic and pandemic of diseases and governmental responses thereto could adversely affect our business.

Our operations are subject to risks related to outbreaks of infectious diseases. For example, the recent outbreak of coronavirus COVID-19, or the Coronavirus, a virus causing potentially deadly respiratory tract infections originating in China, may negatively affect economic conditions and the demand for drybulkers regionally as well as globally and otherwise impact our operations and the operations of our customers and suppliers. Governments in affected countries are imposing travel bans, quarantines and other emergency public health measures. Those measures, though temporary in nature, may continue and increase depending on developments in the virus’ outbreak. As a result of these measures, our vessels may not be able to call on ports, or may be restricted from disembarking from ports, located in regions affected by Coronavirus. Although our operations have not been materially affected by the Corona virus outbreak to date, the ultimate severity of the Coronavirus outbreak is uncertain at this time and therefore we cannot predict the impact it may have on our future operations, which could be material and adverse.

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

If our vessels call on ports located in countries or territories that are subject to sanctions or embargoes imposed by the U.S. government, the European Union, the United Nations, or other governments, it could result in monetary fines or penalties imposed on us and may adversely affect our reputation and the market for our securities

On our charterers' instructions and without our consent, notwithstanding contractual restrictions agreed with us, our vessels may call on ports or operate in countries subject to sanctions and embargoes imposed by the U.S. government and other authorities or countries identified by the U.S. government or other authorities as state sponsors of terrorism. If such activities result in a sanctions violation, we could be subject to monetary fines, penalties, or other sanctions, and our reputation and the market for our ordinary shares could adversely affected. Although we endeavor to take precautions reasonably designed to mitigate such activities, including relevant provisions in charter agreements forbidding the use of our vessels in trade that would violate economic sanctions, there can be no assurance that we will maintain such compliance, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations.
The sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or strengthened over time. Current or future counterparties of ours may be affiliated with persons or entities that are or may be in the future the subject of sanctions imposed by the U.S. administration, the EU, and/or other international bodies. If we determine that such sanctions require us to terminate existing or future contracts to which we or our subsidiaries are party or if we are found to be in violation of such applicable sanctions, our results of operations may be adversely affected or we may suffer reputational harm.
Although we believe that we have been in compliance with all applicable sanctions and embargo laws and regulations, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines, penalties or other sanctions that could severely impact our ability to access U.S. capital markets and conduct our business, and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. In addition, certain institutional investors may have investment policies or restrictions that prevent them from holding securities of companies that have contracts with countries identified by the U.S. government as state sponsors of terrorism. The determination by these investors not to invest in, or to divest from, our securities may adversely affect the price at which our securities trade. Additionally, some investors may decide to divest their interest, or not to invest, in our company simply because we do business with companies that do business in sanctioned countries or territories. Moreover, our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation. In addition, our reputation and the market for our securities may be adversely affected if we engage in certain other activities, such as entering into permissible charters with individuals or entities in countries subject to U.S. sanctions and embargo laws that are not controlled by the governments of those countries, or engaging in permissible operations associated with those countries pursuant to contracts with third parties that are unrelated to those countries or entities controlled by their governments. Investor perception of the value of our common shares may be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in these and surrounding countries.

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

Fuel, or bunkers, is typically the largest expense of our operating business and therefore, changes in the price of fuel may adversely affect our profitability. When we operate vessels under COAs or voyage charters, we are responsible for all voyage costs, including bunkers. The price and supply of fuel can be unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Further, fuel may become much more expensive in the future, such as when new regulations requiring the use of low sulphur fuel go into effect in 2020. Increased fuel costs may reduce our profitability. We continually monitor the market volatility associated with bunker prices and seek to hedge our exposure to changes in the price of marine fuels with our bunker hedging program. Please see “The Company’s Management and Discussion Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risks - Fuel Swap Contracts.”

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

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our Environmental, Social and Governance (“ESG”) policies may impose additional costs on us or expose us to additional risks.

Companies across all industries are facing increasing scrutiny relating to their ESG policies. Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants are increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. The increased focus and activism related to ESG and similar matters may hinder access to capital, as investors and lenders may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies which do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.

We may face increasing pressures from investors, lenders and other market participants, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. As a result, we may be required to implement more stringent ESG procedures or standards so that our existing and future investors and lenders remain invested in us and make further investments in us, especially given the highly focused and specific trade of drybulk transportation in which we are engaged. If we do not meet these standards, our business and/or our ability to access capital could be harmed.

These limitations in both the debt and equity capital markets may affect our ability to grow as our plans for growth may include accessing the equity and debt capital markets.  If those markets are unavailable, or if we are unable to access alternative means of financing on acceptable terms, or at all, we may be unable to implement our business strategy, which would have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness. Further, it is likely that we will incur additional costs and require additional resources to monitor, report and comply with wide ranging ESG requirements.  The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition.

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

Failure to comply with the U.S. Foreign Corrupt Practices Act could result in fines, criminal penalties, charter terminations and an adverse effect on our business.

We may operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and have adopted a code of business conduct and ethics which is consistent and in full compliance with the U.S. Foreign Corrupt Practices Act of 1977, or the FCPA. We are subject, however, to the risk that we, our affiliated entities or our or their respective officers, directors, employees and agents may take actions determined to be in violation of such anti-corruption laws, including the FCPA. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

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

We expect to derive a significant part of our revenue and cash flow from a relatively small number of repeat customers. For the year ended December 31, 2019, one customer accounted for approximately 11% of total revenue and all of our top ten customers, representing 41% of total revenue, are repeat customers. If one or more of our significant customers is unable to perform under one or more charters or COAs and we are not able to find a replacement charter or COA; or if a customer exercises certain rights to terminate the charter or COA, we could suffer a loss of revenues that could materially adversely affect our business, financial condition, results of operations and cash available for distribution as dividends to our shareholders.

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

We enter into various contracts that are material to the operation of our business, including COAs, time charters and voyage charters under which we employ our vessels, and charter agreements under which we charter-in vessels. We also enter into loan agreements and hedging agreements, such as bunker swap agreements and forward freight agreements, or FFAs. Such agreements subject us to counterparty risks. The ability and willingness of each of our counterparties to perform its obligations under a contract with us will depend on a number of factors that are beyond our control, including, among other things, general economic conditions, the condition of the drybulk shipping industry, the overall financial condition of our counterparty, prevailing prices for drybulk cargoes, rates received for specific types of vessels and voyages, and various expenses. In addition, in depressed market conditions, our customers may no longer need us to carry a cargo that is currently under contract or may be able to obtain carriage at a lower rate. If our customers fail to meet their obligations to us or attempt to renegotiate our agreements, it may be difficult to secure suitable substitute employment for the vessel, and any new charter arrangements we secure may be at lower rates or, if our counterparties fail to deliver a vessel we have agreed to charter-in, or if a counterparty otherwise fails to honor its obligations to us under a contract, we could sustain significant losses, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, ability to pay dividends to holders of our common shares in the amounts anticipated or at all and compliance with covenants in our secured loan agreements.

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

Our credit facilities and finance leases, which are secured by mortgages on our vessels, impose certain operating and financial restrictions on us, mainly to ensure that the market value of the mortgaged vessel under the applicable credit facility does not fall below a certain percentage of the outstanding amount of the loan, which we refer to as the collateral maintenance or loan to value ratio. In addition, certain of our credit facilities include other financial covenants, which require us to, among other things, maintain:

•	a consolidated leverage ratio of not more than 200%;

•	a consolidated debt service coverage ratio of not less than 120%;

•
Minimum consolidated net worth of $45 million plus, with respect to any vessel purchased or leased by the Guarantor or its subsidiaries, for so long as such vessels are legally or economically owned, 25% of the purchase price or (finance) lease amount of such vessels;

•	consolidated minimum liquidity of not less than $18 million

In general, the operating restrictions that are contained in our credit facilities may prohibit or otherwise limit our ability to, among other things:

•	effect changes in management of our vessels;

•	sell or dispose of any of our assets, including our vessels;

•	declare and pay dividends;

•	incur additional indebtedness;

•	mortgage our vessels; and

•	incur and pay management fees or commissions.

Non-compliance with any of our financial covenants or operating restrictions contained in our credit facilities may constitute an event of default under our credit facilities, which, unless cured within the grace period set forth under the applicable credit facility, if applicable, or waived or modified by our lenders, provides our lenders with the right to, among other things, require us to post additional collateral, enhance our equity and liquidity, increase our interest payments, pay down our indebtedness to a level where we are in compliance, sell vessels in our fleet, reclassify our indebtedness as current liabilities, accelerate our indebtedness, or foreclose their liens on our vessels and the other assets securing the credit facilities, which would impair our ability to continue to conduct our business. As of December 31, 2019, we are in compliance with covenants contained in our debt agreements. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Borrowing Activities.”

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

We manage our market exposure using forward freight agreements, or FFAs, and other derivative instruments, such as bunker hedging contracts. FFAs are cash-settled derivative contracts based on future freight delivery rates and other derivative instruments. FFAs may be used to hedge exposure to the changing rates by providing for the purchase or sale of a contracted charter rate along a specified route or combination of routes and over a specified period of time. Upon settlement, if the contracted charter rate is less than the settlement rate, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the settlement rate, the buyer is required to pay the seller the settlement sum. If we take positions in FFAs and do not correctly anticipate rate movements for the specified vessel route or routes and relevant time period or our assumptions regarding the relative relationships of certain vessels’ earnings, routes and other factors relevant to the FFA markets are incorrect, we could suffer losses in settling or terminating our FFAs. In addition, we normally do not designate our FFAs for special hedge accounting and, as such, our use of such derivatives may lead to material fluctuations in our results of operations.

We also seek to manage our exposure to volatility in the market price of bunkers by entering into bunker hedging contracts. There can be no assurance that we will be able to successfully limit our risks, leaving us exposed to unprofitable contracts and we may suffer significant losses from these hedging activities.

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

We intend to partially finance the acquisition of vessels with borrowings drawn under credit facilities or finance lease obligations. While we may refinance amounts drawn under our credit facilities with the net proceeds of future debt and equity offerings, we cannot assure you that we will be able to do so at interest rates and on terms that are acceptable to us or at all. If we are not able to refinance these amounts with the net proceeds of debt and equity offerings at an interest rate or on terms acceptable to us or at all, we will have to dedicate a larger portion of our cash flow from operations to pay the principal and interest of this indebtedness. If we are not able to satisfy these obligations, we may have to undertake alternative financing plans or sell vessels. The actual or perceived credit quality of our contract counterparties, any defaults by them and the market value of our fleet, among other things, may materially affect our ability to obtain alternative financing. In addition, debt service payments under our credit facilities, finance lease obligations or alternative financing may limit funds otherwise available for working capital, capital expenditures, the payment of dividends and other purposes. If we are unable to meet our debt obligations, or if we otherwise default under our credit facilities or alternative financing arrangements, our lenders could declare the debt, together with accrued interest and fees, to be immediately due and payable and foreclose on our fleet, which could result in the acceleration of other indebtedness that we may have at such time and the commencement of similar foreclosure proceedings by other lenders.

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

Exposure to currency exchange rate fluctuations will result in fluctuations in our cash flows and operating results.

We may generate our revenues and incur some of our operating expenses and general and administrative expenses in currencies other than the U.S. dollar. This difference could lead to fluctuations in our revenues and vessel operating expenses, which would affect our financial results. Expenses incurred in foreign currencies increase when the value of the U.S. dollar falls, which would reduce our profitability. Our operating results could suffer as a result.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares have been traded on The Nasdaq Capital Market under the symbol PANL since our common shares began public trading on October 3, 2014.The Company's internet address is www.pangaeals.com.

Holders

As of March 23, 2020, the Company estimates that there were approximately 1,005 holders of record of our common shares.

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

In addition, since we are a holding company with no material assets other than the shares of our subsidiaries through which we conduct our operations, our ability to pay dividends will depend on our subsidiaries’ distributing to us their earnings and cash flows. The Company paid a quarterly cash dividend of $0.035 per common share commencing in June 2019. The Company did not declare any dividends on our common shares during 2018. We cannot assure you that we will be able to pay regular quarterly dividends, and our ability to pay dividends will be subject to the limitations set forth above and in the section of this Form 10-K titled “Risk Factors.” The Company has dividends payable of $0.6 million at December 31, 2019.

Use of Proceeds

Not applicable

Purchases of Equity Securities by Issuer and Affiliates

Not applicable

Securities Authorized for Issuance Under Equity Compensation Plan

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plan.

 ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except shipping days data)	As of and for the years ended December 31,
	2019	2018
Selected Data from the Consolidated Statements of Operations
Voyage revenue	$365,715	$319,753
Charter revenue	46,483	53,217
Total revenue	412,198	372,970
Voyage expense	165,479	145,146
Charter hire expense	132,950	116,958
Vessel operating expenses	45,266	39,830
Total cost of transportation and service revenue	343,695	301,934
Vessel depreciation and amortization	18,394	17,508
Gross Profit	50,109	53,528
Other operating expenses	17,379	16,484
Loss on impairment of vessels	4,751	—
Loss on sale of vessels	4,585	—
Loss on sale and leaseback of vessels	—	860
Income from operations	23,258	36,071
Total other expense, net	(6,209)	(12,089)
Net income	17,049	23,982
Income attributable to noncontrolling interests	(5,391)	(6,225)
Net income attributable to Pangaea Logistics Solutions Ltd.	$11,658	$17,757

Net income from continuing operations per common share information
Basic income per share	$0.27	$0.42
Diluted income per share	$0.27	$0.42
Weighted-average common shares Outstanding - basic	42,752,413	42,248,776
Weighted-average common shares Outstanding - diluted	43,267,178	42,783,586
Cash dividends declared per share	$0.105	$—

Adjusted EBITDA (1)	$51,123	$54,552

Shipping Days (2)
Voyage days	14,199	12,708
Time charter days	3,177	3,543
Total shipping days	17,376	16,251

TCE Rates ($/day) (3)	$14,199	$14,019

Selected Data from the Consolidated Balance Sheets
Cash	$50,555	$53,615
Total assets	$479,903	$453,475
Total secured debt, including obligations under finance leases	$176,688	$166,552
Total shareholders' equity	$243,072	$233,367

Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$44,459	$40,135
Net cash used in investing activities	$(46,602)	$(17,510)
Net cash used in financing activities	$(916)	$(5,042)

Amounts in the table above have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

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

The reconciliation of gross profit to net transportation and service revenue and income from operations to Adjusted EBITDA is as follows:

(in thousands)	Years Ended December 31,
	2019	2018
Net Transportation and Service Revenue (4)
Gross Profit	$50,109	$53,528
Add:
Vessel Depreciation and Amortization	18,394	17,508
Net transportation and service revenue	$68,503	$71,036

Adjusted EBITDA
Income from operations	$23,258	$36,071
Depreciation and amortization	18,529	17,621
Loss on sale of vessel	4,585	—
Loss on impairment of vessels	$4,751	$—
Loss on sale and leaseback of vessels	$—	$860
Adjusted EBITDA	$51,123	$54,552

Amounts in the table above have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

(4)
Net transportation and service revenue represents total revenue less the total direct costs of transportation and services, which includes charter hire, voyage and vessel operating expenses. Net transportation and service revenue is included because it is used by management and certain investors to measure performance by comparison to other logistic service providers. Net transportation and service revenue is not an item recognized by the generally accepted accounting principles in the United States of America, or U.S. GAAP, and should not be considered as an alternative to net income, operating income, or any other indicator of a company's operating performance required by U.S. GAAP. Pangaea’s definition of net transportation and service revenue used here may not be comparable to an operating measure used by other companies.

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

Overview

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of those financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues, expenses and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions and conditions. Significant estimates include the establishment of the allowance for doubtful accounts, the estimate of salvage value used in determining vessel depreciation expense, the fair value of derivative instruments and the fair value used to calculate the loss on sale and leaseback transactions.

Critical accounting policies are those that reflect significant judgments or uncertainties and potentially result in materially different results under different assumptions and conditions. The critical accounting policies are revenue recognition, deferred revenue, allowance for doubtful accounts, vessel depreciation and long-lived assets impairment considerations.

Revenue Recognition: Voyage revenues represent revenues earned by the Company, principally from providing transportation services under voyage charters. A voyage charter involves the carriage of a specific amount and type of cargo on a load port to discharge port basis, subject to various cargo handling terms. Under a voyage charter, the service revenues are earned and recognized ratably over the duration of the voyage. A contract is accounted for when it has approval and commitment from both parties, the rights and payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
Estimated losses under a voyage charter are provided for in full at the time such losses become probable. Demurrage, which is included in voyage revenues, represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage revenues arise. Demurrage revenue is included in the calculation of voyage revenue and recognized ratably over the duration of the voyage to which it pertains. Voyage revenue recognized is presented net of address commissions.

Charter revenues relate to a time charter arrangement under which the Company is paid to provide transportation services on a per day basis for a specified period of time. Revenues from time charters are earned and recognized on a straight-line basis over the term of the charter, as the vessel operates under the charter. Revenue is not earned when vessels are offhire.

Deferred Revenue: Billings for services for which revenue is not recognized in the current period are recorded as deferred revenue. All deferred revenue recognized in the accompanying consolidated balance sheets is expected to be realized within 12 months of the balance sheet date.

Allowance for Doubtful Accounts: The Company provides a specific reserve for significant outstanding accounts that are considered potentially uncollectible in whole or in part. In addition, the Company establishes a reserve equal to approximately 25% of accounts receivable balances that are 30 − 180 days past due and approximately 50% of accounts receivable balances that are 180 or more days past due, and which are not otherwise reserved. The reserve estimates are adjusted as additional information becomes available, or as payments are made.

Vessels and Depreciation: Vessels are stated at cost, which includes contract price and acquisition costs. Significant betterments to vessels are capitalized; maintenance and repairs that do not improve or extend the lives of the vessels are expensed as incurred. Depreciation is provided using the straight-line method over the remaining estimated useful lives of the vessels based on cost less salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $300 per lightweight ton which was determined by reference to quoted rates and is reviewed annually. The Company estimates the useful life of its vessels to be 25 years to 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of the current fleet are 9 - 23 years. The Company does not incur depreciation expense when vessels are taken out of service for drydocking.

Drydocking Expenses and Amortization: Significant upgrades made to the vessels during drydocking are capitalized when incurred and amortized on a straight-line basis over the five year period until the next drydocking. Costs capitalized as part of the drydocking include direct costs incurred to meet regulatory requirements that add economic life to the vessel, that increase the vessel’s earnings capacity or which improve the vessel’s efficiency. Direct costs include the shipyard costs, parts, inspection fees, steel, blasting and painting. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred. Unamortized drydocking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss on sale.

Long-lived Assets Impairment Considerations: The carrying values of the Company’s vessels may not represent their fair market value or the amount that could be obtained by selling the vessel at any point in time because the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the pricing of new vessels, which tend to be cyclical. The carrying value of each group of vessels classified as held and used are reviewed for potential impairment when events or changes in circumstances indicate that the carrying value of a particular group may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the group and its eventual disposition is less than its carrying value. This assessment is made at the assets group level, which represents the lowest level for which identifiable cash flows are largely independent of other groups of assets. The asset groups established by the Company are defined by vessel size and major characteristic or trade.

    The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include the Company’s estimate of future time charter equivalent "TCE" rates based on current rates under existing charters and contracts. When existing contracts expire, the Company uses an estimated TCE based on actual results and extends these rates out to the end of the vessel’s useful life. TCE rates can be highly volatile, may affect the fair value of the Company’s vessels and may have a significant impact on the Company’s ability to recover the carrying amount of its fleet. Accordingly, the volatility is contemplated in the undiscounted projected net operating cash flow by using a sensitivity analysis based on percent changes in the TCE rates. The Company prepares a series of scenarios in an attempt to capture the range of possible trends and outcomes. Projected net operating cash flows are net of brokerage and address commissions and assume no revenue on scheduled offhire days. The Company uses the current vessel operating expense budget, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows. If these projected cash flows do not exceed the carrying value of the asset group, an impairment charge would be recognized. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties.

   At December 31, 2019, the Company had accepted an offer to sell the m/v Bulk Patriot below the carrying amount of the vessel, to be delivered in the first quarter of 2020. As a result, a loss on impairment of the vessel for an amount totaling $4.8 million, which is equal to the excess of the carrying amount of the asset over the agreed upon sale value less estimated costs to sell, is included in the consolidated statements of operations. The vessel has been classified as held for sale as of December 31, 2019. The Company identified additional potential triggering events that resulted from the loss recognized on the sale of vessels in the fourth quarter of 2019 of $4.6 million.

   As a result, the Company evaluated each asset group for impairment by estimating the total undiscounted cash flows expected to result from the use of the asset group and its eventual disposal. The estimated undiscounted future cash flows were higher than the carrying amount of each asset group in the Company's fleet and as such, no other loss on impairment was recognized. No impairment indicator exists during the nine months ended September 30, 2019.

    During the fourth quarter ended December 31, 2018, the Company did not identify any potential impairment indicators. During the quarter ended June 30, 2018, the Company identified a potential impairment indicator by reference to industry-wide estimated market values of its vessel groups. As a result, the Company evaluated each group for impairment by estimating the total undiscounted cash flows expected to result from the use of the group and its eventual disposal. The estimated undiscounted future cash flows were higher than the carrying amount of the vessels in the Company's fleet and as such, no loss on impairment was recognized in that period.

The table set forth below indicates the purchase price of the Company’s vessels and the carrying amount of each vessel as of December 31, 2019.

(In thousands of U.S. dollars)

Vessel Name	Date Acquired	Size	Purchase Price	Carrying Amount
m/v Nordic Orion	April 2012	PMX-1A	$32,363	$23,689
m/v Nordic Odyssey	April 2012	PMX-1A	32,691	22,897
m/v Nordic Oshima	September 2014	PMX-1A	33,709	28,325
m/v Nordic Odin	February 2015	PMX-1A	32,625	28,095
m/v Nordic Olympic	February 2015	PMX-1A	32,600	27,932
m/v Nordic Oasis	January 2016	PMX-1A	32,600	29,191
m/v Bulk Pangaea	December 2009	PMX	26,500	14,988
m/v Bulk Patriot (1)	October 2011	PMX	15,350	4,435
m/v Bulk Trident	September 2012	SMX	17,010	12,096
m/v Bulk Beothuk	February 2013	SMX	14,197	6,590
m/v Bulk Newport	September 2013	SMX	15,546	12,976
m/v Bulk Freedom	June 2017	SMX	9,016	8,270
m/v Bulk Pride	December 2017	SMX	14,023	12,996
m/v Nordic Barents (2)	March 2014	HMX-1A	7,640	3,885
m/v Bulk Destiny	January 2017	UMX - 1C	24,000	21,485
m/v Bulk Endurance	January 2017	UMX - 1C	28,000	25,038
Miss Nora G. Pearl	November 2017	Deck Barge	3,833	3,610
m/v Bulk PODS	August 2018	PMX	14,010	13,445
m/v Bulk Spirit	February 2019	SMX	13,000	12,867
m/v Bulk Independence	May 2019	SMX	14,393	14,001
m/v Bulk Friendship	September 2019	SMX	14,447	14,053
Total			$427,553	$340,864

(1) On October 28, 2019, the Company signed a memorandum of agreement to sell the Bulk Patriot for $4.4 million after brokerage commissions. The Company recorded an impairment charge of $4.8 million, and recorded the carrying amount of the vessel as vessels held for sale in its Consolidated Balance Sheet as of December 31, 2019.

(2) On December 31, 2019, the Company entered into a memorandum of agreement to sell the m/v Nordic Barents, a 1995-built Handymax vessel, to a third party for $4.4 million less broker commission payable to a third party. The sale was completed on February 7, 2020. The vessel assets were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2019.

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

Recent Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. For most financial assets, such as trade and other receivables, loans and other instruments, this standard changes the current incurred loss model to a forward-looking expected credit loss model, which generally will result in the earlier recognition of allowances for losses. The new standard is effective for the Company at the beginning of 2023. Entities are required to apply the provisions of the standard through a cumulative-

effect adjustment to retained earnings as of the effective date. The Company is currently assessing the new guidance and its impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of 2023.

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

Overview

The seaborne drybulk transportation industry is cyclical and can be volatile. Overall the Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 1,329 for 2019, down from an average of 1,345 for 2018. Although the average Baltic Dry Index ("BDI") remained flat for 2019 as compared to the average for 2018, there was seasonal volatility within 2019 that saw BDI reach a low of 595 in February and a multi-year high of 2,518 in September. More specifically, and reflecting the composition of the Company's fleet, the average published market rates for Supramax and Panamax vessels decreased approximately 8% from an average of 10,997 in 2018 to 10,093 in 2019. Conversely, the Company's average TCE rates increased 1% in 2019 over the average for 2018, and exceeded the published market rates by an average of 41% for 2019.

2019 Highlights

•	Net income attributable to Pangaea Logistics Solutions Ltd. of $11.7 million as compared to $17.8 million for the year ended December 31, 2018.

•	Income from operations of $23.3 million, down from $36.1 million for 2018.

•	Earnings per share were $0.27 as compared to $0.42 for the year ended December 31, 2018.

•	Cash flow from operations of $44.5 million, compared to $40.1 million for the prior year.

•	Pangaea's TCE rates increased 1% to $14,199 from $14,019 in 2018 while the market average for the year was approximately $10,093 per day.

•	At December 31, 2019, Pangaea had $53.1 million in cash, restricted cash and cash equivalents.

Results of Operations

Fiscal Year Ended December 31, 2019 Compared to Fiscal Year Ended December 31, 2018

Revenues

Pangaea’s revenues are derived predominantly from voyage charters and time charters. Total revenue for the fiscal year ended December 31, 2019, was $412.2 million compared to $373.0 million, for the same period in 2018. The number of shipping days increased 7% to 17,376 in the fiscal year ended December 31, 2019, from 16,251 for the same period in 2018. The revenue increase was due to an increase in the number of total shipping days.

Components of revenue are as follows:

Voyage revenues for the fiscal year ended December 31, 2019, increased 14% to $365.7 million from $319.8 million for the same period in 2018. The increase in voyage revenues was driven by a 12% increase in voyage days. Voyage days were 14,199 in the year ended December 31, 2019 and 12,708 in the same period last year. TCE rates were up 1%, as noted above.

Charter revenues decreased 13%, to $46.5 million for the year ended December 31, 2019 from $53.2 million for the year ended December 31, 2018. The decrease in charter revenues was driven by the decrease in time charter days and market rates, as measured by published rates and the BDI, which both decreased by approximately 8% and 1% respectively year over year. The number of time charter days decreased to 3,177 for the year ended December 31, 2019 from 3,543 for the same period in 2018. The decrease in time charter days is primarily due to the utilization of our fleet on voyage charters to serve client cargo demand, as opposed to spot time charters. The optionality of our chartering strategy allows the Company to selectively release excess tonne-days, if any, into the market under time charters arrangements.

Voyage Expenses

Voyage expenses for the fiscal year ended December 31, 2019 were $165.5 million compared to $145.1 million for the year ended 2018, an increase of approximately 14%. The increase in voyage expenses was primarily due the 12% increase in voyage days. The total cost of bunkers consumed in the year ended December 31, 2019 increased approximately 9% from the same period of 2018, which was slightly lower than the increase in voyage days due to a lower average price of fuel in 2019 compared to 2018. The benchmark, Brent crude oil, averaged $64 per barrel in 2019 compared to $71 per barrel in 2018 a decline of approximately 9%.

Charter Expenses

The Company charters in vessels, typically on short term basis, from other shipowners to supplement its owned fleet. Charter expenses paid to third party shipowners increased to $133.0 million for the year ended December 31, 2019 from $117.0 million for the year ended December 31, 2018. The 14% increase in charter expenses was due to the 5% increase in chartered in days, which were 10,095 in 2019 as compared to 9,650 in 2018. Although the market was relatively flat on average in 2019 as compared to 2018, the performance of certain voyage charters requiring the Company to charter in additional vessels coincided with the BDI reaching a multi-year high in September resulting in an increase in charter expenses paid. This reflects the Company's ability to adapt to changing market conditions by adjusting the chartered-in profile to meet its client's cargo commitments.

Vessel Operating Expenses

Vessel operating expenses increased 14%, from $39.8 million in the year ended December 31, 2018 to $45.3 million for the year ended December 31, 2019. The increase is partially due to the acquisition of three vessels during 2019, which increased the total number of owned days to 7,521 in 2019 versus 7,216 in 2018 a 4% increase year over year, as well as increases in expensed drydock, and lubricant expense during the year. These operating expenses include management fees paid to third party technical managers for ice-class vessels and to the Company's joint venture technical manager for the other vessels. Vessel operating expenses less technical management fee per day were $5,466 for the year ended December 31, 2019 and $4,945 for the year ended December 31, 2018.

General and Administrative Expenses

General and administrative expenses increased from $16.5 million for the year ended December 31, 2018 to $17.4 million for the year ended December 31, 2019. This is primarily due to an increase in incentive compensation and increase in non-cash compensation expense of $1.7 million, which was up from $1.2 million in 2018.

Depreciation and Amortization

Depreciation and amortization expense increased $0.9 million or 5.2% due to the 4% increase in ownership days to 7,521 up from 7,216 in 2018. These additional days are for new vessels, as noted above, which were acquired as part of a fleet renewal plan.

Loss on sale of vessels

The Company recorded a loss of $4.6 million on the sales of the m/v Bulk Juliana and m/v Bulk Bothnia in the year ended December 31, 2019. No loss on the sale of vessels occurred in the year ended December 31, 2018.

Loss on sale and charter-back of vessels

The Company recorded a loss of $0.9 million on the sale and subsequent leaseback of the m/v Bulk Trident in the year ended December 31, 2018.

Impairment of vessel assets

On October 28, 2019, the Company entered into a memorandum of agreement for the sale of m/v Bulk Patriot below the carrying amount of the vessel, to be delivered in the first quarter of 2020. As a result, the Company recorded a loss on impairment of the vessel totaling $4.8 million, which is equal to the excess of the carrying amount of the asset over the agreed upon sale value. Refer to Note 11, "Subsequent Events" for further detail regarding the sale.

Income from Operations

Income from operations was down 36% for the year ended December 31, 2019, to $23.3 million from $36.1 million for the year ended December 31, 2018. This is primarily due to the impairment charge of vessels and loss on sale of vessels in 2019.

Unrealized (Loss) Gain on Derivative Instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts with forward freight agreements or bunker swaps. The usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. For the year ended December 31, 2019, the Company recorded an unrealized gain on derivative instruments of $2.8 million, representing the unrealized gain in value of open fuel swaps due to an increase in fuel prices during 2019. The change in fair value of the forward freight agreements, or FFAs, was not material at the end December 31, 2019.

Liquidity and Capital Resources

Liquidity and Cash Needs

The Company has historically financed its capital requirements with cash flow from operations, the issuance of common stock, proceeds from related party debt, proceeds from non controlling interests, and proceeds from long-term debt and finance lease financing arrangements. The Company has used its capital primarily to fund operations, vessel acquisitions, and the repayment of debt and the associated interest expense. In 2019 and 2018, the Company took advantage of sale-leaseback financing arrangements to generate $25.6 million and $27.8 million, respectively, of cash for operating and investment activities. The Company may consider debt or additional equity financing alternatives from time to time. However, if market conditions deteriorate, the Company may be unable to raise additional debt or equity financing on acceptable terms or at all. As a result, the Company may be unable to pursue opportunities to expand its business.

At December 31, 2019 and 2018, the Company had working capital of $36.1 million and $34.5 million, respectively.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $44.5 million in 2019, and $40.1 million in 2018; its excess of cash and cash restricted by facility agents over the current portion of secured long-term debt and finance lease obligations, and its focus on contract employment (COAs). In addition, the Company has demonstrated its ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments. The Company believes that future operating cash flows together with cash on hand, availability of borrowings, and contributions from non controlling interests will be sufficient to meet our future operating and capital expenditure cash requirements for the next 12 months and the foreseeable future. For more information on the results of operations, see Part II. ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, and to capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned and controlled fleet at December 31, 2019 includes: nine Panamax drybulk carriers (six of which are Ice-Class 1A); eight Supramax drybulk carriers, one Handymax Ice-Class 1A drybulk carrier; and two Ultramax drybulk carriers (both of which are Ice-Class IC).

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

The following table summarizes Pangaea’s net cash flows from operating, investing and financing activities for the fiscal years ended December 31, 2019 and 2018:

(in millions)	2019	2018
Net cash provided by operating activities	$44.5	$40.1
Net cash used in investing activities	$(46.6)	$(17.5)
Net cash used in financing activities	$(0.9)	$(5.0)

Operating Activities.

Net cash provided by operating activities during the year ended December 31, 2019 was $44.5 million, compared to net cash provided by operating activities of $40.1 million during the year ended December 31, 2018. The increase is predominantly due to the increase in net income after adjusting for non-cash losses attributable to impairment of vessels and loss on sale of vessels, and to changes in operating assets and liabilities. Fluctuations in these accounts stem from changes in market rates and to the timing of voyages that are in progress at the balance sheet date.

Investing Activities.

Net cash used in investing activities was $46.6 million for 2019, which consists primarily of the $41.4 million paid for the acquisition of three vessels, offset by proceeds from the sale of two vessels for $10.4 million. In addition, the Company paid $15.7 million in deposits for the four newbuild vessels under construction.

Net cash used in investing activities was $17.5 million for 2018, which consists primarily of $17.1 million paid to acquire vessels.

Financing Activities.

Net cash used in financing activities was $0.9 million for 2019, which consists of $14.0 million of proceeds from secured credit facilities and $25.6 million of proceeds from finance lease arrangements; $3.0 million payments of financing fees; $2.6 million repayments of related party debt; repayments of $20.6 million on credit facilities and repayments of $6.6 million on financing arrangements; $8.1 million of dividends paid on common stock and $4.7 million of dividends paid on non-controlling interests; the Company received $5.2 million from the non-controlling interest contribution.

Net cash used in financing activities was $5.0 million for 2018, which consists of $27.8 million of proceeds from financing arrangements; $0.7 million payments of financing fees; $4.1 million of repayments on related party debt; $21.1 million repayments of credit facilities and $3.5 million repayments of financing arrangements; $2.3 million of dividends paid on common stock and $0.9 million of dividends paid on non-controlling interests.

Borrowing Activities

Long-term debt consists of the following:

	December 31,
	2019	2018
Bulk Phoenix Secured Note	—	2,702,374
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	54,825,000	62,325,000
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	—	4,489,100
Bulk Nordic Oasis Ltd. Loan Agreement (2)	15,500,000	17,000,000
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (3)	35,949,997	25,626,665
Bulk Freedom Loan Agreement	3,800,000	4,450,000
109 Long Wharf Commercial Term Loan	703,266	812,867
Total	110,778,263	117,406,006
Less: unamortized bank fees	(4,137,872)	(1,903,994)
	106,640,391	115,502,012
Less: current portion	(22,990,674)	(20,127,742)
Secured long-term debt, net	$83,649,717	$95,374,270

(1)	See Senior Secured Post-Delivery Term Loan Facility below.

(2)
The borrower under this facility is NBHC, of which the Company and its joint venture partners, STST and ASO2020, each own one-third. NBHC is consolidated in accordance with ASC 810-10 and as such, amounts pertaining to the non-controlling ownership held by these third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets.

(3)	This facility is cross-collateralized by the vessels m/v Bulk Endurance and m/v Bulk Pride, and m/v Bulk Independence and is guaranteed by the Company.

The Senior Secured Post-Delivery Term Loan Facility

On April 14, 2017, the Company, through its wholly owned subsidiaries, Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Trident and Bulk Phoenix, entered into the Fourth Amendatory Agreement, (the "Fourth Amendment"), amending and supplementing the Loan Agreement dated April 15, 2013, as amended by a First Amendatory Agreement dated May 16, 2013, the Second Amendatory Agreement dated August 28, 2013 and the Third Amendatory Agreement dated July 14, 2016. The Fourth Amendment advanced the final repayment dates for Bulk Pangaea and Bulk Patriot, which have since been repaid. Final payment on the Bulk Juliana Secured Note was made on July 19, 2018. The Bulk Trident Secured Note was repaid on June 7, 2018 in conjunction with the sale and leaseback of the vessel, refer to Note 10 "Commitments and Contingencies" for additional information.

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

Interest on 50% of the advances to Odyssey and Orion was fixed at 4.24% in March 2017. Interest on the remaining advances to Odyssey and Orion is floating at LIBOR plus 2.40% (4.36% at December 31, 2019). Interest on 50% of the advances to Odin and Olympic was fixed at 3.95% in January 2017. Interest on the remaining advances to Odin and Olympic was floating at LIBOR plus 2.0% and was fixed at 4.07% on April 27, 2017. Interest on 50% of the advance to Oshima was fixed at 4.16% in January 2017. Interest on the remaining advance to Oshima is floating at LIBOR plus 2.25% (4.15% at December 31, 2019).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At December 31, 2019 and December 31, 2018, the Company was in compliance with this clause.

Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)

Barents and Bothnia entered into a secured Term Loan Facility of $13,000,000 in two tranches of $6,500,000 which were drawn in conjunction with the delivery of the m/v Nordic Bothnia on January 23, 2014 and the m/v Nordic Barents on March 7, 2014. The loan is secured by mortgages on the m/v Nordic Barents and m/v Nordic Bothnia and is guaranteed by the Company.

The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $1,755,415 (per borrower) due in December 2019. The term loan was fully repaid on June 2019.

The Bulk Nordic Oasis Ltd. - Loan Agreement - Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment in March 2022. Interest on this advance is fixed at 4.30%.

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of December 31, 2019 and December 31, 2018, the Company was in compliance with this covenant.

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

Bulk Endurance Tranche A and B

The amended agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017, in two tranches. The agreement requires repayment of Tranche A, totaling $16,000,000, in three equal quarterly installments of $100,000 beginning on April 7, 2017 and 27 equal quarterly installments of $266,667. A balloon payment of $8,766,658 is due with the final installment in May 2024. Interest on this advance was fixed at 3.69% through March 2021, fixed at 4.39% through December 2021, and fixed at 3.46% thereafter. The agreement also advanced $3,500,000 under Tranche B, which is payable in 28 equal quarterly installments of $65,000 beginning on September 27, 2017, and a balloon payment of $1,745,000 due with the final installment in May 2024. Interest on this advance is floating at LIBOR plus 1.70% (3.80% at December 31, 2019) through March 2021, and thereafter at Libor plus 2.4%.

Bulk Pride Tranche C and D

The amended agreement advanced $10,000,000 in respect of the m/v Bulk Pride on December 21, 2017, in two tranches. The agreement requires repayment of Tranche C, totaling $8,500,000, in 26 equal quarterly installments of $275,000 beginning in March 2018 and a balloon payment of $1,350,000 due with the final installment in May 2024. Interest on this advance was fixed at 4.69% through March 2021, fixed at 5.39% through December 2021, and fixed at 3.6% thereafter. The gross carrying value of the debt was $6,300,000 as of December 31, 2019, which excludes debt issuance costs. The agreement also advanced $1,500,000 under Tranche D, which is payable in 4 equal quarterly installments of $375,000 beginning in September 2018. Tranche D was fully repaid in June 2019.

Bulk Independence Tranche E

The amended agreement advanced $14,000,000 under Tranche E in respect of the m/v Bulk Independence on May 13, 2019, which requires repayment of 20 equal quarterly installments of $250,000 beginning in September 2019 and a balloon payment of $9,000,000 due with the final installment in May 2024. Interest on this advance was fixed at 3.48% through March 31, 2020, fixed at 2.84% thruough December 31, 2021 and fixed at 3.54% thereafter.

The loan is secured by first preferred mortgages on the m/v Bulk Endurance, the m/v Bulk Pride and the m/v Bulk Independence, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2019 and December 31, 2018, the Company was in compliance with these covenants.

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due with the final installment. The facility bears interest at LIBOR plus a margin of 3.75% (5.64% at December 31, 2019).

The loan is secured by a first preferred mortgage on the m/v Bulk Freedom, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2019 and December 31, 2018, the Company was in compliance with these covenants.

109 Long Wharf Commercial Term Loan

Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00% (3.69% at December 31, 2019). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At December 31, 2019 and December 31, 2018, the Company was in compliance with these covenants.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,

2020	$22,990,674
2021	33,140,563
2022	28,602,568
2023	3,536,268
2024	22,352,925
Thereafter	155,265
$110,778,263

Covenants

With the exception of the Company’s related party loans, certain debt agreements contain financial covenants, which require it, among other things, to maintain:

•	a consolidated leverage ratio of at least 200%;

•	a consolidated debt service ratio of at least 120%;

•	a minimum consolidated net worth of $45 million; plus 25% of the purchase price or (finance) lease amount of such vessels; and

•	a consolidated minimum liquidity of not less than $18.0 million.

Certain debt agreements also contain restrictive covenants, which may limit it and its subsidiaries’ ability to, among other things:

•	effect changes in management of the Company’s vessels;

•	sell or dispose of any of the Company’s assets, including its vessels;

•	declare and pay dividends;

•	incur additional indebtedness;

•	mortgage the Company’s vessels; and

•	incur and pay management fees or commissions.

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

Other Long-Term Liabilities

In September 2019, the Company entered into an LLC agreement for the formation of NBP, that, at inception is owned 75% by the Company and 25% by an independent third party. NBP was established for the purpose of constructing and owning four new-build ice class post panamax vessels. During the construction phase of the vessel, the third party has committed to contribute additional funding and ultimately own 50% of NBP at the time of delivery of the new-build ice class post panamax vessels. The agreement contains both a put and call option provisions. Accordingly, the Company may be obligated, pursuant to the put option, or entitled to, pursuant to the call option, to purchase the third party's interest in NBP beginning anytime after September 2026. The put option and call option are at fixed prices which are not significantly different from each other, starting at $4.0 million per vessel on the fourth anniversary from completion and delivery of each vessel and declining to $3.7 million per vessel on or after the seventh anniversary from completion and delivery of each vessel. If neither put nor call option is exercised, the Company is obligated to purchase the vessels from NBP at a fixed price. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has recorded the third party's interest in NBP of $4.8 million in Long term liabilities - Other at December 31, 2019. Earnings attributable to the third party’s interest in NBP are recorded in Interest expense, net.

Related Party Transactions

Amounts and notes payable to related parties consist of the following:

	December 31, 2018	Activity	December 31, 2019
Included in trade accounts receivable and voyage revenue on the consolidated balance sheets and statements of income, respectively:
Trade receivables due from King George Slag(i)	$627,629	$(170,000)	$457,629

Included in accounts payable and accrued expenses on the consolidated balance sheets:
Trade payables due to Seamar (ii)	$1,971,935	$3,707,833	$5,679,768

Included in current related party notes payable on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$2,595,000	$(2,595,000)	$—
Interest payable – 2011 Founders Note	282,746	50,241	332,987
Promissory Note	—	—	—
Total current related party notes payable	$2,877,746	$(2,544,759)	$332,987

i.	King George Slag LLC is a joint venture of which the Company owns 25%.

ii.	Seamar Management S.A. ("Seamar")

In November 2014, the Company entered into a $5 million Promissory Note (the “Note”) with Bulk Invest Ltd., a company controlled by shareholders collectively referred to as the Founders. The $2 million outstanding balance on the Note was repaid on February 6, 2018.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The outstanding balance of $2,595,000 was repaid in full as of December 31, 2019.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operation of some of the Company’s owned vessels. During the years ended December 31, 2019 and 2018, the Company incurred technical management fees of $3,364,200 and $3,072,000 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at December 31, 2019 and 2018, (including amounts due for vessel operating expenses), were $5,679,768 and $1,971,935, respectively.

Accrued dividends consist of the following:

	2013 common stock dividend (2)	2013 Odyssey and Orion dividend (2)	Dividends earned on Restricted shares (1)	Total
Balance at December 31, 2017	$6,333,598	$904,803	$—	$7,238,401
Paid in cash	(2,270,000)	(904,803)	—	(3,174,803)
Balance at December 31, 2018	4,063,598	—	—	4,063,598
Accrued dividend	—	—	4,658,576	4,658,576
Paid in cash	(3,585,239)	—	(4,504,974)	(8,090,213)
Balance at December 31, 2019	$478,359	$—	$153,602	$631,961

(1) Accrued dividends on unvested restricted shares under the Company's incentive compensation plan.
(2) Payable to related parties.

Contractual Obligations

The following sets forth the Company's long-term contractual obligations as of December 31, 2019.

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Secured long-term debt	$110,778,263	$22,990,674	$65,279,399	$22,352,925	$155,265
Finance lease obligations	$85,725,256	$17,197,435	$40,967,325	$14,490,451	$13,070,045
Other - Note 11	$4,828,364	$—	$—	$—	$4,828,364

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition in the past two years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2019 or 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer; of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, we have concluded that Pangaea Logistics Solutions Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Edward Coll	63	Chairman of the Board and Chief Executive Officer
Mark L. Filanowski	65	Chief Operating Officer and Director
Gianni Del Signore	37	Chief Financial Officer
Carl Claus Boggild	63	President and Director
Anthony Laura	67	Director
Richard T. du Moulin	73	Director
Paul Hong	50	Director
Nam Trinh	38	Director
Eric S. Rosenfeld	62	Director
David D. Sgro	43	Director

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

Class II Directors with Terms Expiring in 2022

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2019, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

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

•	recommend to the full Board, based on the Committee’s review and discussion with management and the independent auditor, that the audited financial statements be included in the Company’s Form 10-K;

•	review the interim financial statements with management and the independent auditor prior to the filing of the Company’s Quarterly Report on Form 10-Q;

•	discuss with management the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

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

Compensation Committee Interlocks and Insider Participations

As of December 31, 2019, none of the members of our compensation committee will be, or will have at any time during the past year been, one of our officers or employees. None of our executive officers currently serves or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

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

Summary Compensation Table of the Company’s Named Executive Officers

Smaller reporting companies meet the Regulation S-K Item 402 disclosure requirements by providing the shorter disclosures required under the Securities Act of 1934, specifically, the total compensation of the Company’s named executive officer’s which consists of (i) the Company’s Chief Executive Officer, (ii) each of the Company’s next two most highly compensated executive officers, other than its Chief Executive Officer, who served as an executive officer at December 31, 2019 and whose total compensation exceeded $100,000, and (iii) two individuals for whom disclosure would have been required but who were not serving as executive officers of the Company at December 31, 2019. The following table sets forth the total compensation for the fiscal years ended December 31, 2019 and 2018:

Name and Principal Position	Year	Salary and Compensation	Bonus	All Other Compensation(1)	Total
Edward Coll	2019	$250,000	$1,250,000	$6,125	$1,506,125
Chief Executive Officer	2018	$250,000	$1,000,000	$6,000	$1,256,000
(Principal Executive Officer)

Mark L. Filanowski	2019	$200,000	$400,000	$6,120	$606,120
Chief Operating Officer	2018	$200,000	$350,000	$6,000	$556,000

Gianni Del Signore	2019	$200,000	$200,000	$43,596	$443,596
Chief Financial Officer	2018	$175,000	$200,000	$40,969	$415,969
(Principal Financial Officer)

(1)	All other compensation includes employer matching contribution to the 401(k) plan and vesting of restricted share grants.

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

Except as set forth above, the Company’s named executive officers generally participate in the same programs as its other employees.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2019, the Company’s named executive officers held the following outstanding equity or equity-based awards, all of which are earned:

	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Mark Filanowski	12/31/19	50,000	$147,500
Chief Operating Officer	01/02/19	45,000	$126,450
	03/15/18	15,825	$49,058
	01/06/17	22,523	$75,002
		133,348	$398,010

Gianni DelSignore	12/31/19	55,000	$162,250
Chief Financial Officer	01/02/19	50,000	$140,500
	03/15/18	9,500	$29,450
	01/06/17	17,000	$56,610
	12/31/15	15,000	$39,600
	05/01/15	20,833	$46,249
		167,333	$474,659

Retirement Benefits, Termination, Severance and Change in Control Payments

As of December 31, 2019, none of the Company’s officers, including its named executive officers, have any retirement benefits (other than their right to participate in the Company’s 401(k) retirement plan, as described above) or have any rights to severance payments.

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

Our director compensation policy provides that each director elected or appointed to the Board is granted a RSU award with a grant-date fair value of approximately $85,000, calculated in accordance with ASC 718. Refer to Note 9, "Common Stock and Non-Controlling Interest", to our financial statements contained herein.

The following table sets forth compensation paid to or earned by our non-employee directors during 2019:

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	Total
Richard DuMoulin	$50,000	$85,000	$135,000
Eric Rosenfeld	$50,000	$85,000	$135,000
David Sgro	$50,000	$85,000	$135,000
Paul Hong (3)	$—	$85,000	$85,000
Nam Trinh (3)	$50,000	$85,000	$135,000

(1)
Information for Messrs. Coll, Boggild, Filanowski and Laura, who served as a member of our board of directors in 2019, is not included in this table because they did not receive additional compensation for services rendered as members of our board of directors.

(2)	Represents the grant-date fair value calculated in accordance with ASC 718. Refer to Note 9, "Common Stock and Non-Controlling Interest" for additional information.

(3)	As of December 31, 2019, Messrs. Trinh and Hong transferred their shares to Pangaea One Acquisition Holdings XIV, LLC ("POAH") through the transfer agreements.

We also reimburse our directors for reasonable and necessary out-of-pocket expenses incurred in attending Board and committee meetings or performing other services for us in their capacities as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	—	—	1,242,500
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	1,242,500

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

On August 12, 2019, the Company's shareholders approved an amendment and restatement of the 2014 Plan that was adopted by the Board on May 14, 2019. The PANGAEA LOGISTICS SOLUTIONS LTD. 2014 SHARE INCENTIVE PLAN (as amended and restated by the Board of Directors on May 14, 2019), (the "Amended Plan"), increased the aggregate number of common shares with respect to which awards may be granted under the Amended Plan, such that the total number of shares made available for grant is 4,500,000. There are 1,242,500 shares available for future issuance under the equity compensation plans.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2020 by:

•each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•each of our officers and directors; and

•all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Beneficial Ownership (2)
Directors and Executive Officers:
Edward Coll (3) 41 Sigourney Road Portsmouth, RI 02871	8,349,971	18.52%
Lagoa Investments (4) c/o Phoenix Bulk Carriers (US) LLC 109 Long Wharf Newport, RI 02840	8,276,232	18.36%
Anthony Laura 2420 NW 53rd Street Boca Raton, FL 33496	1,841,246	4.08%
Gianni DelSignore* 257 Wickham Rd. North Kingstown, RI 02852	197,555	0.44%
Richard T. du Moulin* 52 Elm Avenue Larchmont, NY 10538	162,876	0.36%
Mark L. Filanowski (5) * 71 Arrowhead Way Darien, CT 06820-5507	239,382	0.53%
Eric S. Rosenfeld (6) 777 Third Ave, 37th Floor New York, NY 10017	875,008	1.94%
David D. Sgro* (7) 777 Third Ave, 37th Floor New York, NY 10017	311,085	0.69%
All Directors and Officers as a Group	20,253,355	44.93%

Five Percent Holders:
Edward Coll	8,349,971	18.52%
Lagoa Investments	8,276,232	18.36%
Peter Yu (8) c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	14,350,167	31.83%
Pangaea One (Cayman), L.P. c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	3,297,254	7.31%
Pangaea One Parallel Fund, L.P. c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	3,081,156	6.84%
 *Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Phoenix Bulk Carriers (US) LLC, 109 Long Wharf, Newport, Rhode Island 02840.

(2)
The beneficial ownership of the common shares by the shareholders set forth in the table is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any common shares as to which the shareholder has sole or shared voting power or investment power and also any common shares that the shareholder has the right to acquire within 60 days. The percentage of beneficial ownership is calculated based on 45,077,335 outstanding common shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.

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

(5)	Shares owned by Mark Filanowski include 35,500 common shares held by his family members.

(6)
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

(7)
Shares owned by David Sgro include 66,667 shares owned by Jamarant Capital L.P. of which Mr. Sgro is the Managing Member. Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Sgro may be deemed to be the beneficial owner of the shares held by Jamarant Capital L.P.

(8)
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

Audit Fees

Audit fees consist of the fees and expenses for professional services rendered in connection with the audit of the Company’s consolidated financial statements, reviews of the consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-Q and fees for services related to the Company’s registration statements, consents, and assistance with and review of documents filed with the SEC. During the years ended December 31, 2019 and 2018, the Company incurred an aggregate of $622,145 and $649,036 in audit fees, respectively.

Audit-related fees

During each of the years ended December 31, 2019 and 2018, the Company incurred audit-related fees of $45,000 and $46,800, respectively, consisting of the fees and expenses for the audit of Nordic Bulk Holding Company Ltd., a subsidiary of the Company.

Tax Fees

During the years ended December 31, 2019 and 2018, our independent registered public accounting firm did not render any tax services to us.

All Other Fees

During the years ended December 31, 2019 and 2018, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

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

69

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Pangaea Logistic Solutions Ltd.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Pangaea Logistics Solutions Ltd. (a Bermuda Corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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

Hartford, Connecticut
March 23, 2020

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$50,555,091	$53,614,735
Accounts receivable (net of allowance of $1,908,841 and $2,357,130 at December 31, 2019 and 2018, respectively)	28,309,402	28,481,787
Bunker inventory	21,001,010	19,222,087
Advance hire, prepaid expenses and other current assets	18,770,825	12,187,551
Vessels held for sale, net	8,319,152	—
Total current assets	126,955,480	113,506,160
Restricted cash	2,500,000	2,500,000
Fixed assets, net	281,474,857	281,891,685
Investment in newbuildings in-process	15,357,189	—
Finance lease right of use assets, net	53,615,305	55,576,777
Total assets	$479,902,831	$453,474,622

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$39,973,635	$31,897,507
Related party notes payable	332,987	2,877,746
Deferred revenue	14,376,394	14,717,072
Current portion of long-term debt	22,990,674	20,127,742
Current portion of finance lease liabilities	12,549,208	5,364,963
Dividends payable	631,961	4,063,598
Total current liabilities	90,854,859	79,048,628

Secured long-term debt, net	83,649,717	95,374,270
Finance lease liabilities	57,498,217	45,684,727
Long-term liabilities - other - Note 11	4,828,364	—

Commitments and contingencies - Note 10

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no share issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 44,886,122 and 43,998,560 shares issued and outstanding at December 31, 2019 and 2018, respectively	4,489	4,400
Additional paid-in capital	157,504,895	155,946,452
Retained Earnings	12,736,580	5,737,199
Total Pangaea Logistics Solutions Ltd. equity	170,245,964	161,688,051
Non-controlling interests	72,825,710	71,678,946
Total stockholders' equity	243,071,674	233,366,997
Total liabilities and stockholders' equity	$479,902,831	$453,474,622

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Income

	Years ended December 31,
	2019	2018
Revenues:
Voyage revenue	$365,714,864	$319,753,056
Charter revenue	46,482,955	53,217,317
Total revenue	412,197,819	372,970,373

Operating expenses:
Voyage expense	165,478,629	145,146,359
Charter hire expense	132,950,418	116,958,024
Vessel operating expenses	45,266,464	39,830,110
General and administrative	17,378,681	16,483,991
Depreciation and amortization	18,529,476	17,620,725
Loss on impairment of vessels	4,751,143	—
Loss on sale of vessels	4,584,796	—
Loss on sale and leaseback of vessels	—	860,426
Total operating expenses	388,939,607	336,899,635

Income from operations	23,258,212	36,070,738

Other (expense) income:
Interest expense, net	(9,227,784)	(8,694,481)
Interest expense, related party	(50,241)	(202,748)
Unrealized gain (loss) on derivative instruments	2,753,834	(3,868,948)
Other income	314,847	677,085
Total other expense, net	(6,209,344)	(12,089,092)

Net income	17,048,868	23,981,646
Income attributable to noncontrolling interests	(5,390,910)	(6,224,626)
Net income attributable to Pangaea Logistics Solutions Ltd.	$11,657,958	$17,757,020

Earnings per common share:
Basic	$0.27	$0.42
Diluted	$0.27	$0.42

Weighted average shares used to compute earnings per common share
Basic	42,752,413	42,248,776
Diluted	43,267,178	42,783,586

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd. Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	43,794,526	$4,379	$154,943,728	$(9,596,785)	$145,351,322	$65,304,320	$210,655,642
Recognized cost for restricted stock issued as compensation	—	—	1,200,214	—	1,200,214	—	1,200,214
Issuance of restricted shares, net of forfeitures	204,034	21	(146,678)	—	(146,657)	—	(146,657)
Change in accounting pronouncement (Note 3)	—	—	—	(2,423,036)	(2,423,036)	—	(2,423,036)
Contribution from noncontrolling interest	—	—	—	—	—	150,000	150,000
Issuance of common shares, net of fees	—	—	(50,812)	—	(50,812)	—	(50,812)
Net income	—	—	—	17,757,020	17,757,020	6,224,626	23,981,646
Balance at December 31, 2018	43,998,560	$4,400	$155,946,452	$5,737,199	$161,688,051	$71,678,946	$233,366,997

Recognized cost for restricted stock issued as compensation	—	—	1,737,315	—	1,737,315	—	1,737,315
Issuance of restricted shares, net of forfeitures	887,562	89	(178,872)	—	(178,783)	—	(178,783)
Contribution from noncontrolling interest	—	—	—	—	—	422,519	422,519
Distribution to Non-Controlling Interests						(4,666,665)	(4,666,665)
Common Stock Dividend	—	—	—	(4,658,577)	(4,658,577)	—	(4,658,577)
Net income	—	—	—	11,657,958	11,657,958	5,390,910	17,048,868
Balance at December 31, 2019	44,886,122	$4,489	$157,504,895	$12,736,580	$170,245,964	$72,825,710	$243,071,674

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows (continued)

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2019	2018
Operating activities
Net income	$17,048,868	$23,981,646
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	18,529,476	17,620,725
Amortization of deferred financing costs	727,020	693,788
Amortization of prepaid rent	118,597	121,937
Unrealized (gain)/loss on derivative instruments	(2,753,834)	3,868,948
Income from equity method investee	(156,137)	(224,001)
Earnings attributable to noncontrolling interest recorded as interest expense	44,950	—
Provision for doubtful accounts	898,357	268,990
Loss on impairment of vessels	4,751,143	—
Loss on sales of vessels	4,584,796	—
Loss on sales and leaseback of vessels	—	860,426
Drydocking costs	(1,633,771)	(2,135,670)
Recognized cost for restricted stock issued as compensation	1,737,315	1,200,214
Change in operating assets and liabilities:
Accounts receivable	(725,972)	(7,661,352)
Bunker inventory	(2,425,497)	(3,865,375)
Advance hire, prepaid expenses and other current assets	(6,247,268)	1,624,441
Accounts payable, accrued expenses and other current liabilities	10,301,367	(392,160)
Deferred revenue	(340,678)	4,172,392
Net cash provided by operating activities	44,458,732	40,134,949

Investing activities
Purchase of vessels and vessel improvements	(41,350,536)	(17,126,213)
Proceeds from sale of vessels	10,388,723	—
Deposits on newbuildings in-process	(15,357,189)	—
Purchase of building and equipment	(283,244)	(414,922)
Proceeds from sale of equipment	—	31,594
Net cash used in investing activities	(46,602,246)	(17,509,541)

Financing activities
Payments on related party notes payable	(2,595,000)	(4,131,851)
Proceeds from long-term debt	14,000,000	—
Payments of financing and issuance costs	(2,960,899)	(728,041)
Payments of long-term debt	(20,627,742)	(21,058,742)
Proceeds from finance leases	25,600,000	27,750,000
Payments on finance lease obligation	(6,602,265)	(3,501,589)
Dividends paid to non-controlling interests	(4,666,665)	(904,803)
Common stock accrued dividends paid	(8,090,213)	(2,270,000)
Cash paid for incentive compensation shares relinquished	(179,279)	(146,647)
Contributions from noncontrolling interests recorded as long-term liability	4,783,414	—
Contributions from noncontrolling interests	422,519	—
Proceeds from private placement of common stock, net of issuance costs	—	(50,812)
Net cash used in financing activities	(916,130)	(5,042,485)

Net (decrease)/increase in cash, cash equivalents and restricted cash	(3,059,644)	17,582,923
Cash, cash equivalents and restricted cash at beginning of period	56,114,735	38,531,812
Cash, cash equivalents and restricted cash at end of period	$53,055,091	$56,114,735

Supplemental cash flow items:
Cash paid for interest	$9,250,743	$8,636,458

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

At December 31, 2019 the Company owned three Panamax, two Ultramax Ice Class 1C, eight Supramax, and one Handymax Ice Class 1A drybulk vessels, and financed four vessels under finance lease obligations. The Company also owned one-third of Nordic Bulk Holding Company Ltd. (“NBHC”), a consolidated joint venture with a fleet of six Panamax Ice Class 1A drybulk vessels and had a 50% interest in the owner of a deck barge.

The Company sold two vessels in the first quarter of 2020. Refer to Note 13 for further discussion.

NOTE 2 – NATURE OF ORGANIZATION

The consolidated financial statements include the operations of Pangaea Logistics Solutions Ltd. and its wholly-owned subsidiaries (collectively referred to as “the Company”), as well as other entities consolidated pursuant to Accounting Standards Codification (“ASC”) 810, Consolidation. A summary of the Company’s consolidation policy is provided in Note 3. A summary of the Company’s variable interest entities is provided at Note 4. At December 31, 2019 and 2018, entities that are consolidated pursuant to ASC 810-10 include the following wholly-owned subsidiaries:

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

•
Nordic Bulk Ventures Holding Company Ltd. (“BVH”) – a corporation that was duly organized under the laws of Bermuda. BVH was established in August 2013 for the purpose of owning Bulk Nordic Five Ltd. (“Five”) and Bulk Nordic Six Ltd. (“Six”). Five and Six are corporations that were duly organized under the laws of Bermuda in November 2013 for the purpose of owning m/v Bulk Destiny and m/v Bulk Endurance, ultramax newbuildings delivered in January 2017. The Company acquired its joint venture partner's 50% interest in January 2017 for $0.8 million after which BVH is a wholly-owned subsidiary of the Company.

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

•
Bulk Independence Ltd. (“Bulk Independence”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Independence was established in May 2019 for the purpose of acquiring the m/v Bulk Independence.

•
Bulk Friendship Ltd. (“Bulk Friendship”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Friendship was established in September 2019 for the purpose of acquiring the m/v Bulk Friendship.

•
Bulk Nordic Seven LLC. (“Bulk Seven”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Seven was established in April 2019 for the purpose of entering into new shipbuilding contract.

•
Bulk Nordic Eight LLC. (“Bulk Eight”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Eight was established in April 2019 for the purpose of entering into a new shipbuilding contract.

•
Bulk Nordic Nine LLC. (“Bulk Nine”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Nine was established in August 2019 for the purpose of entering into a new shipbuilding contract.

•
Bulk Nordic Ten LLC. (“Bulk Ten”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Nine was established in August 2019 for the purpose of entering into a new shipbuilding contract.

At December 31, 2019 and 2018, entities that are consolidated pursuant to ASC 810-10, but which are not wholly-owned, include the following:

•
Nordic Bulk Holding Company Ltd. (“NBHC”) - a corporation that was duly organized under the laws of Bermuda. NBHC was established in October 2012, for the purpose of owning Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”) and Bulk Nordic Orion Ltd. (“Bulk Orion”) and to invest in additional vessels through its wholly-owned subsidiaries. At December 31, 2019 and 2018 the Company had one-third ownership interest in NBHC, the remainder of which is owned by third-parties. The Company determined that NBHC is a VIE and that it is the primary beneficiary of NBHC, as it has the power to direct its activities through time charter arrangements with NBC covering all of its owned vessels. Accordingly, the Company has consolidated NBHC for the years ended December 31, 2019 and 2018. Bulk Odyssey, Bulk Orion, Bulk Nordic Oshima Ltd. (“Bulk Oshima”), Bulk Nordic Olympic Ltd. (“Bulk Olympic”), Bulk Nordic Odin Ltd. (“Bulk Odin”) and Bulk Nordic Oasis Ltd. (“Bulk Oasis”), corporations duly organized under the laws of Bermuda between March 2012 and February 2015, are owned by NBHC. These entities were established for the purpose of owning m/v Nordic Odyssey, m/v Nordic Orion, m/v Nordic Oshima, m/v Nordic Olympic, m/v Nordic Odin and m/v Nordic Oasis, respectively.

•	Venture Logistics NL Inc. ("VLNL") - a corporation that was duly organized in the St. John’s, Canada on October 19, 2018. VLNL was established for the purpose of owning and operating a deck barge.

•
Nordic Bulk Partners LLC. (“NBP”) – a corporation that was duly organized under the laws of the Marshall Island. NBP was established in September 2019 for the purpose of providing funding to Bulk Seven, Bulk Eight, Bulk Nine, and Bulk Ten for the construction of four newbuilding vessels and subsequently at completion and delivery of the newbuilding vessels owning Bulk Seven, Bulk Eight, Bulk Nine, and Bulk Ten. Bulk Seven, Bulk Eight, Bulk Nine and Bulk Ten are corporations that were duly organized under the laws of the Marshall Islands in September 2019 for the purpose of constructing and owning Post-Panamax newbuilding vessels expected to be delivered in 2021. At December 31, 2019 the Company had a 75% ownership interest in NBP, the remainder of which is owned by a third-party. At delivery of the newbuilding vessels NBP will ultimately be owned 50% by Pangaea and 50% by a third-party.

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

Principles of Consolidation

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

Amounts pertaining to the non-controlling interest and redeemable noncontrolling interests held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as non-controlling interest and redeemable noncontrolling interests in the accompanying consolidated balance sheets.

As part of the Company’s consolidation process, all intercompany balances and transactions are eliminated in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the percentage completion of spot voyages, the establishment of the allowance for doubtful accounts and the estimate of salvage value used in determining vessel depreciation expense.

Revenue Recognition

Voyage revenues represent revenues earned by the Company, principally from providing transportation services under voyage charters. A voyage charter involves the carriage of a specific amount and type of cargo on a load port to discharge port basis, subject to various cargo handling terms. Under a voyage charter, the service revenues are earned and recognized ratably over the duration of the voyage. Estimated losses under a voyage charter are provided for in full at the time such losses become probable. Demurrage, which is included in voyage revenues, represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. Demurrage is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage revenues arise. Demurrage revenue is included in the calculation of voyage revenue and recognized ratably over the duration of the voyage to which it pertains. Voyage revenue recognized is presented net of address commissions.

Charter revenues relate to a time charter arrangement under which the Company is paid to provide transportation services on a per day basis for a specified period of time. Revenues from time charters are earned and recognized on a straight-line basis over the term of the charter, as the vessel operates under the charter and do not fall under the scope of ASC 606, as defined below, revenue is not earned when vessels are offhire.

Costs incurred in fulfillment of a contract that meet certain criteria are deferred and recognized when or as the related performance obligations are satisfied. The contract fulfillment costs consist primarily of the fuel consumption that is incurred by the Company from the latter of the end of the previous vessel employment and the contract date until the arrival at the loading port in addition to any port expenses incurred prior to arrival at the load port, as well as any charter hire expenses for third party vessels that are chartered-in. The fuel consumption and any port expenses incurred prior to arrival at the load port during this period are capitalized and recorded in Bunker inventory and Advance hire, prepaid expenses and other current assets, respectively in the Consolidated Balance Sheets and are amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and expensed as part of Voyage expense. Similarly, for any third party vessels that are chartered-in, the charter hire expenses during this period are capitalized and recorded in Advance hire, prepaid expenses and other current assets in the Consolidated Balance Sheets and are amortized and expensed as part of Charter hire expense.

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. The financial results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior period amounts are not adjusted and will be continued to be reported under previous guidance.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We account for a contract when it has approval and commitment from both parties, the rights and payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

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

Assets and liabilities related to our voyage contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. Contract assets also include accounts receivable for amounts billed and currently due from customers, which are reported at their net estimated realizable value. The Company maintains reserves against its accounts receivable for potential credit losses, which were immaterial for the years ended December 31, 2019 and 2018, respectively. Other contract assets include accrued receivables which arise when revenue is recognized in advance of billing for certain voyage contracts and hire paid to ship-

owners in advance. Contract liabilities consist of deferred revenue which arises when amounts are billed to or collected from customers in advance of revenue recognition and are recognized within twelve months of the balance sheet date.

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

At December 31, 2019, two customers accounted for 26% of the Company’s trade accounts receivable. At December 31, 2018, there were two customers that accounted for 25% of the Company’s trade accounts receivable.

At December 31, 2019, seventeen customers in the United States, fifteen customers in Switzerland and five customers in Canada accounted for 53% of accounts receivable. At December 31, 2018, ten customers in the United States and three customers in Canada accounted for 45% of accounts receivable.

For the year ended December 31, 2019, revenue from customers in each of the following countries accounted for at least 10% of total revenue; the United States (twenty-eight representing 24%), Canada (five representing 13%), and Switzerland (eighteen representing 10%). For the year ended December 31, 2018, revenue from customers in each of the following countries accounted for at least 10% of total revenue; the United States (twenty-six representing 24%) and Canada (six representing 13%).

For the year ended December 31, 2019 one customer accounted for approximately 11% of total revenue. For the year ended December 31, 2018, two customers accounted for 10% of total revenue.

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

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	December 31,
	2019	2018
Money market accounts – cash equivalents	$32,150,342	$13,819,043
Cash (1)	18,404,749	39,795,692
Total cash and cash equivalents	$50,555,091	$53,614,735
Restricted cash	$2,500,000	$2,500,000
Total cash, cash equivalents and restricted cash	$53,055,091	$56,114,735

(1) Consists of cash deposits at various major banks.

Restricted cash at December 31, 2019 consists of $2.5 million held by the facility agent as required by the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. – Dated September 28, 2015 - Amended and Restated Loan Agreement (See Note 8).

Allowance for Doubtful Accounts

The Company provides a specific reserve for significant outstanding accounts that are considered potentially uncollectible in whole or in part. In addition, the Company’s policy based on experience is to establish a reserve equal to approximately 25% of accounts receivable balances that are 30-180 days past due and approximately 50% of accounts receivable balances that are 180 or more days past due, and which are not otherwise reserved. The reserve estimates are adjusted as additional information becomes available, or as payments are made. At December 31, 2019 and 2018, the Company has provided an allowance for doubtful accounts of $1,908,841 and $2,357,130 respectively, for amounts that are not expected to be fully collected. The provision for doubtful accounts was approximately $898,000 in 2019 and $269,000 in 2018. The Company wrote off approximately $1,347,000 and $48,000 during 2019 and 2018, respectively, which amounts were previously included in the allowance, because these amounts were determined to be uncollectible.

Bunker Inventory

Inventory is primarily comprised of fuel oil purchased and stored onboard a vessel. Inventory is measured at the lower of cost under the first-in, first-out method or net realizable value.

Advanced Hire, Prepaid Expenses and Other Current Assets

Advance hire represents payment to ship owners under time-charters for days subsequent to the balance sheet date. Hire is typically paid in advance for the following fifteen days, but intervals vary by time-charter contract. Prepaid expenses include advance funding to the technical manager for vessel operating expenses, lubricating oils and stores kept on board owned vessels, certain voyage expenses paid in advance and direct costs incurred to fulfill a COA ("Contract of Affreightment"). These specifically identified costs are used to satisfy the contract and are expected to be recovered over the term of the COA. Such costs are amortized on a straight-line basis and charged equally to each of the voyages under the contract. Other assets include deposits held by counterparties to various derivative instruments and the fair value of derivative instruments when it exceeds the settlement price of the instrument.

At December 31, advance hire, prepaid expenses and other current assets were comprised of the following:

	2019	2018
Advance hire	$3,985,826	$5,851,070
Prepaid expenses	4,924,557	1,276,901
Accrued receivables	6,466,068	2,479,800
Margin Deposit	269,379	1,820,656
Other current assets	3,124,995	759,124
Total	$18,770,825	$12,187,551

Vessels and Depreciation

Vessels are stated at cost, which includes contract price and acquisition costs. Significant improvements to vessels are capitalized; maintenance and repairs that do not improve or extend the lives of the vessels are expensed as incurred. Depreciation is provided using the straight-line method over the remaining estimated useful lives of the vessels (excluding the time a vessel is in dry dock), based on cost less salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $300 per ton, which was determined by reference to quoted rates and is reviewed annually. The Company estimates the useful life of its vessels to be 25 years to 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of the current fleet are 9 - 23 years. The Company does not incur depreciation expense when vessels are taken out of service for dry docking.

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

Long-lived Assets Impairment Considerations

The carrying values of the Company’s vessels may not represent their fair market value or the amount that could be obtained by selling the vessel at any point in time because the market prices of second-hand vessels tend to fluctuate with changes in charter rates and the pricing of new vessels, which tend to be cyclical. The carrying value of each group of vessels classified as held and used are reviewed for potential impairment when events or changes in circumstances indicate that the carrying value of a particular group may not be fully recoverable. In such instances, an impairment charge would be recognized if the estimate of the undiscounted future cash flows expected to result from the use of the group and its eventual disposition is less than its carrying value. This assessment is made at the asset group level, which represents the lowest level for which identifiable cash flows are largely independent of other groups of assets. The asset groups established by the Company are defined by vessel size and major characteristic or trade.

The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include the Company’s estimate of future time charter equivalent "TCE" rates based on current rates under existing charters and contracts. When existing contracts expire, the Company uses an estimated TCE based on actual results and extends these rates out to the end of the vessel’s useful life. TCE rates can be highly volatile, may affect the fair value of the Company’s vessels and may have a significant impact on the Company’s ability to recover the carrying amount of its fleet. Accordingly, the volatility is contemplated in the undiscounted projected net operating cash flow by using a sensitivity analysis based on percent changes in the TCE rates. The Company prepares a series of scenarios in an attempt to capture the range of possible trends and outcomes. Projected net operating cash flows are net of brokerage and address commissions and assume no revenue on scheduled offhire days. The Company uses the current vessel operating expense budget, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows. If these projected cash flows do not exceed the carrying value of the asset group, an impairment charge would be recognized. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties.

    At December 31, 2019, the Company had accepted an offer to sell the m/v Bulk Patriot below the carrying amount of the vessel, to be delivered in the first quarter of 2020. As a result, a loss on impairment of the vessel for an amount totaling $4.8 million, which is equal to the excess of the carrying amount of the asset over the agreed upon sale value less estimated costs to sell, is included in the consolidated statements of operations. The vessel has been classified as held for sale as of December 31, 2019. The Company identified additional potential triggering events that resulted from the loss recognized on the sale of other vessels in the fourth quarter of 2019 of $4.6 million.

   As a result, the Company evaluated each asset group for impairment by estimating the total undiscounted cash flows expected to result from the use of the asset group and its eventual disposal. The estimated undiscounted future cash flows were higher than the carrying amount of each asset group in the Company's fleet and as such, no other loss on impairment was recognized. No impairment indicator existed during the nine months ended September 30, 2019.

   During the quarters ended March 31, 2018, September 30, 2018, and December 31, 2018; the Company did not identify any potential impairment indicators. During the quarter ended June 30, 2018, the Company identified a potential impairment indicator by reference to industry-wide estimated market values of its vessel groups. As a result, the Company evaluated each group for impairment by estimating the total undiscounted cash flows expected to result from the use of the group and its eventual disposal. The estimated undiscounted future cash flows were higher than the carrying amount of each asset group in the Company's fleet and as such, no loss on impairment was recognized in that period.

Financing Costs

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

The components of net debt issuance costs and bank fees, which are included in secured long-term debt on the consolidated balance sheets are as follows:

	December 31,
	2019	2018
Debt issuance costs and bank fees paid to financial institutions	$9,302,292	$6,341,393
Less: accumulated amortization	(5,164,419)	(4,437,399)
Unamortized debt issuance costs and bank fees	$4,137,873	$1,903,994

Amortization included in interest expense	$727,020	$693,788

Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	December 31,
	2019	2018
Accounts payable	$24,173,291	$19,892,511
Accrued expenses	14,883,555	7,424,286
Derivative liabilities	472,073	3,225,907
Other accrued liabilities	444,716	1,354,803
Total	$39,973,635	$31,897,507

Taxation

The Company is not subject to corporate income taxes on its profits in Bermuda because Bermuda does not impose an income tax.

NBC, a wholly-owned subsidiary of the Company, is subject to a Danish tonnage tax. NBC is not taxed on the basis of their actual income derived from their business but on an alternative income determination based on the net tons carrying capability of their fleet. As the tax is not determined based on taxable income, NBC’s tax expense of approximately $458,000 and $356,000 is included within voyage expenses in the accompanying consolidated statements of income as of December 31, 2019 and 2018, respectively.

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

Since earnings from shipping operations of the Company are not subject to U.S. or foreign income taxation, the Company has not recorded income tax expense, deferred tax assets or liabilities for the years ended December 31, 2019 and 2018.

Where required, the Company complies with income tax filings in its various jurisdictions of operations. As of December 31, 2019 and 2018, the Company is not subject to U.S. federal or foreign examinations by tax authorities for years before 2014.

Restricted Common Share Awards

Compensation cost of restricted share awards is measured using the grant date fair value of the Company's common shares, as quoted on the Nasdaq Capital Market, multiplied by the total number of shares granted with no forfeiture rate applied. Compensation cost is amortized according to the vesting period indicated in the grant agreement. Total compensation cost recognized during the years ended December 31, 2019 and 2018 is approximately $1,737,000 and $1,200,000, respectively, which is included in general and administrative expenses in the consolidated statements of income.

Dividends

Dividends on common stock are recorded when declared by the Board of Directors. Refer to Note 9, "Common Stock and Non-controlling interest" for additional information related to common stock dividends.

Noncontrolling Interests

Noncontrolling interests represent ownership interests attributable to third parties in certain consolidated subsidiaries and VIEs. The portion of equity not owned by us in such entities is reflected as Noncontrolling interests within the equity section of the Consolidated Balance Sheets and, in the case of Redeemable noncontrolling interests, within the long-term liabilities section of the Consolidated Balance Sheets.

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

Foreign Exchange

The Company conducts all of its business in U.S. dollars; the functional currency of the Company is the US dollar. Accordingly, transactions denominated in currencies other than the functional currency are measured and recorded in the functional currency at the exchange rate in effect on the date of the transactions. There are no foreign exchange transaction gains or losses reflected in the consolidated statements of income.

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

At December 31, 2019, the Company has five fully fixed rate debt facilities and four facilities which are fixed in part. At December 31, 2018, the Company has four fully fixed rate debt facilities and four facilities of which are fixed in part. The aggregate carrying amounts and fair values of the long-term debt associated with the fixed rate borrowing arrangements are as follows:

	December 31,
	2019	2018
Carrying amount of fixed rate long-term debt	$90,245,646	$80,964,690
Fair value of fixed rate long-term debt	$92,279,147	$81,412,986

Fair values of these debt obligations were estimated based on quoted market prices for the same or similar issues of debt with the same remaining maturities, which is considered Level 2 in the fair value hierarchy established by ASC 820.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncement

At the beginning of the first quarter of 2019, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), and additional ASUs issued to clarify and update the guidance in ASU 2016-02 (collectively, the “new leases standard”), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. The Company adopted the new leases standard utilizing the modified retrospective transition method, under which amounts in prior periods presented were not restated. At transition, the Company elected the package of practical expedients permitted under the transition guidance within the standard, which eliminates the reassessment of past leases, classification and initial direct costs. The Company did not elect to use hindsight to reassess lease terms or impairment at the adoption date because the practical expedient pertaining to land easements did not apply to the Company.

The amendments in this Update also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if both of the following are met:

1. The timing and pattern of transfer of the non-lease component(s) and associated lease component are the same.
2. The lease component, if accounted for separately, would be classified as an operating lease.

The Company elected to use this practical expedient when it adopted the lessor provisions of this Update as the Company believes both criteria noted above are met. As a result, the operating lease component and the vessel operating expense non-lease component in a time charter are reported as a single component.

During time charter agreements, the charterers have substantive decision-making rights to direct how and for what purpose the vessel is used. As such, the Company had identified that time charter agreements contain a lease. Accordingly, the Company accounts for amounts earned under these agreements in accordance with Topic 842. During time charter agreements, the Company is responsible for operating and maintaining the vessels. These costs are recorded as vessel operating expense in the Consolidated Statements of Income.

At December 31, 2019, the Company had nine vessels chartered to customers under time charters that contain leases. These nine leases varied in original length from 26 days to 70 days. At December 31, 2019, lease payments due under these arrangements totaled approximately $2,132,000 and each of the time charters were due to be completed in sixty-five days or less. The Company does not have any sales-type or direct financing leases.

Adoption of the lessee provisions of this guidance did not have a material impact on the Company's consolidated financial statements because the Company does not have any vessels chartered in (operating leases) for longer than one year and the practical expedient relating to leases with terms of 12 months or less was elected. Furthermore, the Company's finance lease right of use assets and finance lease liabilities were referred to as "assets under finance lease" and "obligations under finance leases" in prior period financial statements, but no other changes resulted from adoption of the standard. In addition, the Company has two non-cancelable office leases and non-cancelable office equipment leases and the lease assets and liabilities are not material.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. For most financial assets, such as trade and other receivables, loans and other instruments, this standard changes the current incurred loss model to a forward-looking expected credit loss model, which generally will result in the earlier recognition of allowances for losses.  The new standard is effective for the Company at the beginning of 2023. Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently assessing the new guidance and its impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of 2023.

NOTE 4 - VARIABLE INTEREST ENTITIES

The Company has evaluated all of its wholly and partially-owned entities, as well as entities with common ownership or other relationships, pursuant to ASC 810. A summary of the Company’s consolidation policy is provided in Note 3. The Company has concluded that Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Atlantic, Bulk Trident, Bulk Phoenix, Bulk Barents, Bulk Bothnia, Bulk Freedom, Bulk Pride, Bulk PODS, Bulk Spirit, Bulk Independence, Bulk Friendship, NBH, Long Wharf, NBHC, BVH, NBP, FVL, VBC, and VNLN are the VIEs at December 31, 2019 and 2018. We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary such that we have (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations and financial position of these VIEs are included in our consolidated financial statements.

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

(Dollars in millions, figures may not foot due to rounding)	December 31, 2019
	Ship-owning (1)	NBHC	NBC	Long Wharf	VLNL	NBP (3)
Total assets	$89.5	$147.0	$54.0	$2.0	$1.9	$19.1
Total liabilities	$116.6	$67.9	$40.9	$2.2	$0.2	$4.8
Total stockholders' (deficit)/equity	$(27.0)	$79.1	$13.1	$(0.1)	$1.7	$14.3
Non-controlling interest (2)	$—	$71.0	$—	$—	$1.8	$—

	December 31, 2018
(Dollars in millions, figures may not foot due to rounding)	Ship-owning (1)	NBHC	NBC	Long Wharf	VBC	NBP (3)
Total assets	$100.0	$154.7	$27.2	$2.1	$1.6	$—
Total liabilities	$101.0	$76.8	$22.1	$2.3	$0.2	$—
Total stockholders' (deficit)/equity	$(1.0)	$77.8	$5.0	$(0.2)	$1.5	$—
Non-controlling interest (2)	$—	$70.2	$—	$—	$1.5	$—

(1)Includes all wholly-owned subsidiaries, refer to Note 2 "Nature of Organization" for additional information.
(2)Non-controlling interest is held by third parties.
(3)NBP was established in September 2019 for the purpose of providing funding to Bulk Seven, Bulk Eight, Bulk Nine, and Bulk Ten for the construction of four newbuilding vessels and subsequently at completion and delivery of the newbuilding vessels owning Bulk Seven, Bulk Eight, Bulk Nine, and Bulk Ten.

NOTE 5 - FIXED ASSETS

At December 31, fixed assets consisted of the following:

	2019	2018
Vessels and vessel upgrades	$341,705,712	$338,469,378
Capitalized dry docking	6,857,482	11,609,896
	348,563,194	350,079,274
Accumulated depreciation and amortization	(69,636,742)	(71,276,800)
Vessels, vessel upgrades and capitalized dry docking, net	278,926,452	278,802,474

Land and building	2,541,085	2,541,085
Internal use software	1,932,640	2,414,650
Other fixed assets	4,473,725	4,955,735
Accumulated depreciation	(1,925,320)	(1,866,524)
Other fixed assets, net	2,548,405	3,089,211

Total fixed assets, net	$281,474,857	$281,891,685

At December 31, vessels under finance leases consisted of the following:

	2019	2018
Vessels under finance lease	$58,780,630	$58,112,177
Accumulated depreciation and amortization	(5,165,325)	(2,535,400)

Vessels under finance lease, net	$53,615,305	$55,576,777

The net carrying value of the Company’s fleet consists of the following:

	December 31,
	2019	2018
Owned vessels
m/v BULK PANGAEA	$14,988,076	$15,231,305
m/v BULK PATRIOT (1)	—	10,130,797
m/v BULK JULIANA (2)	—	10,651,029
m/v NORDIC ODYSSEY	22,897,029	24,283,497
m/v NORDIC ORION	23,688,812	25,095,469
m/v BULK NEWPORT	12,975,767	13,965,092
m/v NORDIC BARENTS (3)	—	4,370,817
m/v NORDIC BOTHNIA (4)	—	4,322,490
m/v NORDIC OSHIMA	28,325,078	28,897,931
m/v NORDIC OLYMPIC	27,931,771	29,321,599
m/v NORDIC ODIN	28,094,764	29,151,529
m/v NORDIC OASIS	29,190,935	30,416,651
m/v BULK ENDURANCE	25,037,775	26,020,505
m/v BULK FREEDOM	8,269,777	8,467,058
m/v BULK PRIDE	12,996,311	13,531,561
MISS NORA G. PEARL	3,609,851	2,995,144
m/v BULK SPIRIT(5)	12,867,060	1,950,000
m/v BULK INDEPENDENCE	14,000,946	—
m/v BULK FRIENDSHIP	14,052,500	—
	$278,926,452	$278,802,474

Vessels under finance lease (6)
m/v BULK DESTINY	$21,484,733	$22,307,701
m/v BULK BEOTHUK	6,589,537	6,528,981
m/v BULK TRIDENT	12,095,727	12,664,906
m/v BULK PODS	13,445,308	14,075,189
	$53,615,305	$55,576,777

(1)On October 28, 2019, the Company entered into a memorandum of agreement to sell the Bulk Patriot, a 1996-built Panamax vessel, to a third party for $4.5 million less a 4.0% broker commission payable to a third party. The sale was completed on February 27, 2020. The vessel assets were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2019.

(1)On November 13, 2019, the Company sold the m/v Bulk Juliana.

(2)On December 31, 2019, the Company entered into a memorandum of agreement to sell the m/v Nordic Barents, a 1995-built Handymax vessel, to a third party for $4.4 million less broker commission payable to a third party. The sale was completed on February 7, 2020. The vessel assets were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2019.

(3)On December 24, 2019, the Company sold the m/v Nordic Bothnia.

(4)On October 26, 2018, the Company entered into an agreement to purchase a 2009 built Supramax (m/v Bulk Spirit) for $13.0 million, and placed a deposit of $1.95 million. The vessel was delivered in February 2019.

(5)Refer to Note 10, "Commitments and Contingencies," of our Financial Statements for additional information related to the vessels under finance lease.

The Company capitalized dry-docking costs on two vessels in 2019 and 2018. The 5 year amortization period of the capitalized dry docking costs is within the remaining useful life of these vessels.

NOTE 6 - MARGIN ACCOUNTS, DERIVATIVES AND FAIR VALUE MEASURES

Margin Accounts

During December 31, 2019 and 2018, the Company was party to forward freight agreements and fuel swap contracts in order to mitigate the risk associated with volatile freight rates and fuel prices. Under the terms of these contracts, the Company is required to deposit funds in margin accounts if the market value of the hedged item declines. The Company had approximately $269,000 and $1,821,000 on deposit in two margin accounts at December 31, 2019 and at December 31, 2018, respectively. The funds are required to remain in margin accounts as collateral until the market value of the items being hedged return to preset limits. The margin accounts are included in advance hire, prepaid expenses and other current assets in the consolidated balance sheets at December 31, 2019 and 2018.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. In 2019 and 2018, the Company entered into various fuel swap contracts that were not designated for hedge accounting. The aggregate fair value of these fuel swaps at December 31, 2019 and 2018 are liabilities of approximately $322,000 and $3,166,000, respectively, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the years ended December 31, 2019 and 2018 resulted in a gain of approximately $2,844,000 and a loss of approximately $3,543,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of income.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, actively hedges identified economic risk related to long-term cargo contracts with FFAs. The usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. During the year ended December 31, 2019 and 2018, the Company entered into FFAs that were not designated for hedge accounting. The aggregate fair value of these FFAs at December 31, 2019 and 2018 were liabilities of approximately $150,000 and $60,000, respectively. The change in the aggregate fair value of the FFAs during the years ended December 31, 2019 and 2018 resulted in a loss of approximately $90,000 and $326,000, respectively, which are included in unrealized gain/(loss) on derivative instruments in the accompanying consolidated statements of income.

Fair Value Hierarchy

The three levels of the fair value hierarchy established by ASC 820, in order of priority, are as follows:

Level 1 –     quoted prices in active markets for identical assets or liabilities

Level 2 –     observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 –     unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

	Balance at December 31, 2019	Level 1	Level 2	Level 3
Margin accounts	$269,379	$269,379	$—	$—
Fuel swap contracts	$(322,313)	$—	$(322,313)	$—
Forward freight agreements	$(149,760)	$—	$(149,760)	$—

	Balance at December 31, 2018	Level 1	Level 2	Level 3
Margin accounts	$1,820,657	$1,820,657	$—	$—
Fuel swap contracts	$(3,165,967)	$—	$(3,165,967)	$—
Forward freight agreements	$(59,940)	$—	$(59,940)	$—

The estimated fair values of the Company’s forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.

NOTE 7 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2018	Activity	December 31, 2019
Included in trade accounts receivable and voyage revenue on the consolidated balance sheets and statements of income, respectively:
Trade receivables due from King George Slag(i)	$627,629	$(170,000)	$457,629

Included in accounts payable and accrued expenses on the consolidated balance sheets:
Trade payables due to Seamar (ii)	$1,971,935	$3,707,833	$5,679,768

Included in current related party notes payable on the consolidated balance sheets:
Loan payable – 2011 Founders Note	$2,595,000	$(2,595,000)	$—
Interest payable – 2011 Founders Note	282,746	50,241	332,987
Promissory Note	—	—	—
Total current related party notes payable	$2,877,746	$(2,544,759)	$332,987

i.	King George Slag LLC is a joint venture of which the Company owns 25%.

ii.	Seamar Management S.A. ("Seamar")

In November 2014, the Company entered into a $5 million Promissory Note (the “Note”) with Bulk Invest Ltd., a company controlled by shareholders collectively referred to as the Founders. The $2 million outstanding balance on the Note was repaid on February 6, 2018.

On October 1, 2011, the Company entered into a $10,000,000 loan agreement with the Founders, which was payable on demand at the request of the lenders (the 2011 Founders Note). The note bears interest at a rate of 5%. The outstanding balance of $2,595,000 at December 31, 2018 was repaid in full as of December 31, 2019.

At December 31, 2019 and 2018, the related party dividends payable were $478,359 and $4,063,598, respectively. Refer to Note 9, "Common Stock and Non-Controlling Interest," of the Company's Financial Statements for additional information.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operation of some of the Company’s owned vessels. During the years ended December 31, 2019 and 2018, the Company incurred technical management fees of $3,364,200 and $3,072,000 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at December 31, 2019 and 2018, (including amounts due for vessel operating expenses), were $5,679,768 and $1,971,935, respectively.

NOTE 8 - SECURED LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2019	2018
Bulk Phoenix Secured Note (1)	—	2,702,374
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	54,825,000	62,325,000
Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)	—	4,489,100
Bulk Nordic Oasis Ltd. Loan Agreement (2)	15,500,000	17,000,000
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (3)	35,949,997	25,626,665
Bulk Freedom Loan Agreement	3,800,000	4,450,000
109 Long Wharf Commercial Term Loan	703,266	812,867
Total	110,778,263	117,406,006
Less: unamortized bank fees	(4,137,872)	(1,903,994)
	106,640,391	115,502,012
Less: current portion	(22,990,674)	(20,127,742)
Secured long-term debt, net	$83,649,717	$95,374,270

(1)	See Senior Secured Post-Delivery Term Loan Facility below.

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

Interest on 50% of the advances to Odyssey and Orion was fixed at 4.24% in March 2017. Interest on the remaining advances to Odyssey and Orion is floating at LIBOR plus 2.40% (4.36% at December 31, 2019). Interest on 50% of the advances to Odin and Olympic was fixed at 3.95% in January 2017. Interest on the remaining advances to Odin and Olympic was floating at LIBOR plus 2.0% and was fixed at 4.07% on April 27, 2017. Interest on 50% of the advance to Oshima was fixed at 4.16% in January 2017. Interest on the remaining advance to Oshima is floating at LIBOR plus 2.25% (4.15% at December 31, 2019).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic, m/v Nordic Odyssey, m/v Nordic Orion and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the five entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At December 31, 2019 and December 31, 2018, the Company was in compliance with this clause.

Term Loan Facility of USD 13,000,000 (Nordic Bulk Barents Ltd. and Nordic Bulk Bothnia Ltd.)

Barents and Bothnia entered into a secured Term Loan Facility of $13,000,000 in two tranches of $6,500,000 which were drawn in conjunction with the delivery of the m/v Nordic Bothnia on January 23, 2014 and the m/v Nordic Barents on March 7, 2014. The loan is secured by mortgages on the m/v Nordic Barents and m/v Nordic Bothnia and is guaranteed by the Company.

The loan requires repayment in 22 equal quarterly installments of $163,045 (per borrower) beginning in June 2014, one installment of $163,010 (per borrower) and a balloon payment of $1,755,415 (per borrower) due in December 2019. The term loan was fully repaid in June 2019.

The Bulk Nordic Oasis Ltd. - Loan Agreement - Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment in March 2022. Interest on this advance is fixed at 4.30%.

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of December 31, 2019 and December 31, 2018, the Company was in compliance with this covenant.

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

Bulk Endurance Tranche A and B

The amended agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017, in two tranches. The agreement requires repayment of Tranche A, totaling $16,000,000, in three equal quarterly installments of $100,000 beginning on April 7, 2017 and 27 equal quarterly installments of $266,667. A balloon payment of $8,766,658 is due with the final installment in May 2024. Interest on this advance was fixed at 3.69% through March 2021, fixed at 4.39% through December 2021, and fixed at 3.46% thereafter. The agreement also advanced $3,500,000 under Tranche B, which is payable in 28 equal quarterly installments of $65,000 beginning on September 27, 2017, and a balloon payment of $1,745,000 due with the final installment in May 2024. Interest on this advance is floating at LIBOR plus 1.70% (3.80% at December 31, 2019) through March 2021, and thereafter at LIBOR plus 2.4%.

Bulk Pride Tranche C and D

The amended agreement advanced $10,000,000 in respect of the m/v Bulk Pride on December 21, 2017, in two tranches. The agreement requires repayment of Tranche C, totaling $8,500,000, in 26 equal quarterly installments of $275,000 beginning in March 2018 and a balloon payment of $1,350,000 due with the final installment in May 2024. Interest on this advance was fixed at 4.69% through March 2021, fixed at 5.39% through December 2021, and fixed at 3.6% thereafter. The gross carrying value of the debt was $6,300,000 as of December 31, 2019, which excludes debt issuance costs. The agreement also advanced $1,500,000 under Tranche D, which is payable in 4 equal quarterly installments of $375,000 beginning in September 2018. Tranche D was fully repaid in June 2019.

Bulk Independence Tranche E

The amended agreement advanced $14,000,000 under Tranche E in respect of the m/v Bulk Independence on May 13, 2019, which requires repayment of 20 equal quarterly installments of $250,000 beginning in September 2019 and a balloon payment of $9,000,000 due with the final installment in May 2024. Interest on this advance was fixed at 3.48% through March 31, 2020, fixed at 2.84% through December 31, 2021 and fixed at 3.54% thereafter.

The loan is secured by first preferred mortgages on the m/v Bulk Endurance, the m/v Bulk Pride and the m/v Bulk Independence, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2019 and December 31, 2018, the Company was in compliance with these covenants.

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due with the final installment. The facility bears interest at LIBOR plus a margin of 3.75% (5.64% at December 31, 2019).

The loan is secured by a first preferred mortgage on the m/v Bulk Freedom, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2019 and December 31, 2018, the Company was in compliance with these covenants.

109 Long Wharf Commercial Term Loan

Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00% (3.69% at December 31, 2019). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At December 31, 2019 and December 31, 2018, the Company was in compliance with these covenants.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
2020	$22,990,674
2021	33,140,563
2022	28,602,568
2023	3,536,268
2024	22,352,925
Thereafter	155,265
$110,778,263

NOTE 9 - COMMON STOCK AND NON-CONTROLLING INTEREST

Common stock

The Company has 100,000,000 shares of common stock ($0.0001 par value) authorized, of which 44,886,122 were issued as of December 31, 2019.

On August 12, 2019, the Company's shareholders approved an amendment and restatement of the 2014 Plan that was adopted by the Board on May 14, 2019. The PANGAEA LOGISTICS SOLUTIONS LTD. 2014 SHARE INCENTIVE PLAN (as amended and restated by the Board of Directors on May 14, 2019), (the "Amended Plan"), increased the aggregate number of common shares with respect to which awards may be granted under the Amended Plan, such that the total number of shares made available for grant is 4,500,000.

At December 31, 2019, shares issued to employees under the Amended Plan totaled 2,597,297 after forfeitures. These restricted shares vest at the rate of one-third of the total granted on each of the third, fourth and fifth anniversaries of the vesting commencement date. Vested shares at December 31, 2019 and 2018 totaled 681,477 and 376,991, respectively.

Total non-cash compensation cost recognized during the years ended December 31, 2019 and 2018 is $1,737,315 and $1,200,214, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

A summary of activity related to outstanding restricted securities for fiscal years 2019 and 2018 is presented in the table below:

	Restricted Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested shares at December 31, 2017	1,837,147	$2.74
Granted	302,385	$3.1
Vested	(579,258)	$2.55
Forfeited	(98,351)	$2.92
Unvested shares at December 31, 2018	1,461,923	$2.89
Granted	958,480	$2.94
Vested	(433,667)	$2.83
Forfeited	(70,918)	$3.20
Unvested shares at December 31, 2019	1,915,818	$2.97

	Fiscal Years Ended December 31,
	2019	2018
Fair value of restricted shares vested	$1,406,552	$1,478,051
Unrecognized compensation cost for restricted shares	$4,536,683	$3,445,031
Weighted average remaining period to expense restricted shares (years)	3.14	2.45

Dividends

Dividends on common stock are recorded when declared by the Board of Directors. Dividends were declared and paid quarterly commencing on May 2019. There were no dividends declared during the year ended December 31, 2018.

Dividends payable consist of the following:

	2013 common stock dividend (2)	2013 Odyssey and Orion dividend (2)	Dividends earned on Restricted shares (1)	Total
Balance at December 31, 2017	$6,333,598	$904,803	$—	$7,238,401
Paid in cash	(2,270,000)	(904,803)	—	(3,174,803)
Balance at December 31, 2018	4,063,598	—	—	4,063,598
Accrued dividend	—	—	4,658,576	4,658,576
Paid in cash	(3,585,239)	—	(4,504,974)	(8,090,213)
Balance at December 31, 2019	$478,359	$—	$153,602	$631,961

(1) Accrued dividends on unvested restricted shares under the Company's incentive compensation plan.
(2) Payable to related parties.

Noncontrolling Interests

Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to NBHC and its wholly-owned shipowning subsidiaries amounts to approximately $71,003,000 and $70,193,000 at December 31, 2019 and 2018, respectively.

Non-controlling interest attributable to VBC was approximately $1,822,000 and $1,499,000 at December 31, 2019 and 2018, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Vessel Sales and Leasebacks Accounted for as Finance Leases (in accordance with ASC 840)

The Company's fleet includes four vessels financed under sale and leaseback financing arrangements accounted for as finance leases in accordance with ASC 840, prior to adoption of ASC 842 on January 1, 2019. These leases are secured by the assignment of earnings and insurances and by guarantees of the Company.

The selling price of the m/v Bulk Destiny to the new owner (lessor) was $21.0 million and the fair value of the vessel at the inception of the lease was $24.0 million. The difference between the selling price and the fair value of the vessel was recorded as prepaid rent and is being amortized over the 25 year estimated useful life of the vessel. Prepaid rent is included in finance lease right of use assets (previously "vessels under capital lease") on the consolidated balance sheet at December 31, 2019. Minimum lease payments fluctuate based on three-month LIBOR and are payable quarterly over the seven year lease term, with a purchase obligation of $11.2 million due with the final lease payment in January 2024. Interest is floating at LIBOR plus 2.75% (4.79% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term. The lease contains a minimum liquidity requirement, positive working capital of the leasee and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2019 and December 31, 2018, the Company was in compliance with these covenants.

The selling price of the m/v Bulk Beothuk was $7.0 million and the fair value was estimated to be the same. The lease is payable at $3,500 per day every fifteen days over the five year lease term, and a balloon payment of $4.0 million is due with the final lease payment in June 2022. The implied interest rate at inception was 11.83%. In January 2020 the Company completed an early buy-out of the lease for a purchase price of $5.5 million.

The selling price of the m/v Bulk Trident was $13.0 million and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company incurred a loss of $0.9 million on the sale and leaseback of the m/v Bulk Trident in 2018. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (3.61% including the margin, at December 31, 2019). The Company will own this vessel at the end of the lease term.

The selling price of the m/v Bulk PODS was $14.8 million and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (3.61% including the margin, at December 31, 2019). The Company will own this vessel at the end of the lease term.

Vessel Acquisition Accounted for as a Finance Lease (in accordance with new accounting guidance - ASC 842, adopted January 1, 2019)

In February 2019, the Company acquired the m/v Bulk Spirit for $13.0 million, which is the estimated fair value and simultaneously entered into a failed sale and leaseback of the vessel. The Company determined that the transfer of the vessel to the lessor was not a sale in accordance with ASC 606, because control of the vessel was not transferred to the lessor. The lease is classified as finance lease in accordance with ASC 842, because the lease transfers ownership of the vessel to the Company by the end of the lease term. The minimum lease payments include interest at 5.10% for the first five years. Interest fluctuates based on the three-month LIBOR for the remaining three years of the eight-year lease term. The Company has the option to purchase the vessel at the end of the second year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. The Company is obligated to repurchase the vessel at the end of the lease term. A balloon payment of $3.9 million is due with the final lease payment in March 2027. This lease is secured by the assignment of earnings and insurances and by a guarantee of the Company.

In September 2019, the Company acquired the m/v Bulk Friendship for $14.1 million, which is the estimated fair value and simultaneously entered into a failed sale and leaseback of the vessel. The Company determined that the transfer of the vessel to the lessor was not a sale in accordance with ASC 606, because control of the vessel was not transferred to the lessor. The lease is classified as finance lease in accordance with ASC 842, because the lease includes a fixed price purchase option, which the Company expects to exercise at the end of the lease term. The minimum lease payments include imputed interest at 5.29%. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. In the event the Company has not exercised any of the purchase options during the term of the charter then the Company shall have a final purchase option to purchase the vessel at the end of the fifth year at a fixed price of $7.8 million. This lease is secured by the assignment of earnings and insurances and by a guarantee of the Company.

Vessel Newbuildings

On April 30, 2019, the Company entered into a vessel newbuilding contract to build two new high ice class post-panamax 95,000 dwt dry bulk vessels. At that time, the Company held options to build two more similar vessels. The new vessels, with a building cost of approximately $38.3 million each, are expected to be delivered in the first half of 2021. The Company made the deposits of $7.8 million for the two new vessels in May 2019. The second installments of 20% are due and payable upon launching of the vessels and the final payments are due upon delivery of the vessels.

On September 29, 2019, the Company exercised its options to build the additional optional two new post-panamax 95,000 dwt dry bulk vessels. The new vessels, with a building cost of approximately $37.7 million each, are expected to be delivered in November 2021. The Company made the deposits of $7.6 million in November 2019, the second installments of 20% are due and payable upon launching of the vessels and the final payments are due upon delivery of the vessels.

Coincident with the exercise of the options, the Company entered into a series of transactions to finance its four new post-panamax dry bulk vessels, to be delivered in 2021, under sale and leaseback transactions. The agreements obligate the Company to sell the vessels upon completion of construction at the lesser of approximately $32.0 million or 85% of fair market value at closing. Following the sale, the Company is obligated to charter the vessels from the buyer under a bareboat charter for a period of 15 years with a purchase obligation of $2.5 million each at the end of year 15. The Company has options to purchase the vessels at designated prices starting the sixth year after delivery of each vessel. The Company expects to account for these transactions as failed sale and leaseback transactions and classify the leases as finance leases.

The Company has also entered into a LLC agreement with the non-controlling interest holder of NBP which includes certain obligations as described in Note 11.

Legal Proceedings and Claims

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

Long-term Contracts Accounted for as Operating Leases

On July 5, 2016, the Company entered into five-year bareboat charter agreements with the owner of two vessels (which were then renamed the m/v Bulk Power and the m/v Bulk Progress). Under a bareboat charter, the charterer is responsible for all of the vessel operating expenses in addition to the charter hire. The agreement also contains a profit sharing arrangement. Scheduled increases in charter hire are included in minimum rental payments and recognized on a straight-line basis over the lease term. Profit sharing is excluded from minimum lease payments and recognized as incurred. The rent expense under these bareboat charters (which are classified as operating leases) totals approximately $0.4 million per annum. The vessels' owner sold the m/v Bulk Progress on August 22, 2018 and the m/v Bulk Power on September 17, 2018. The Company agreed to release the owner from its commitment under the bareboat charters and has been compensated in the form of commission for the sales.

The Company leases office space for its Copenhagen operations. Since December 31, 2018, this lease continues on a month to month basis. The non-cancelable period is six months.

The Company leases office space for its Singapore operations. At December 31, 2019, the remaining lease term is twenty months.

For the twelve months ended December 31, 2019 and 2018, the Company recognized approximately $0.2 million as lease expense for office leases in General and Administrative Expenses.

Future minimum lease payments under finance leases with initial or remaining terms in excess of one year at December 31, 2019 were:

Year ending December 31,
2020	$17,197,435
2021	9,940,615
2022	9,743,346
2023	21,283,364
2024	14,490,451
Thereafter	13,070,045
Total minimum lease payments	$85,725,256
Less amount representing interest	15,677,831
Present value of minimum lease payments	70,047,425
Less current portion	12,549,208
Long-term portion	$57,498,217

NOTE 11 - OTHER LONG-TERM LIABILITIES

In September 2019, the Company entered into an LLC agreement for the formation of NBP, that, at inception is owned 75% by the Company and 25% by an independent third party. NBP was established for the purpose of constructing and owning four new-build ice class post panamax vessels. During the construction phase of the vessel, the third party has committed to contribute additional funding and ultimately own 50% of NBP at the time of delivery of the new-build ice class post panamax vessels. The agreement contains both a put and call option provisions. Accordingly, the Company may be obligated, pursuant to the put option, or entitled to, pursuant to the call option, to purchase the third party's interest in NBP beginning anytime after September 2026. The put option and call option are at fixed prices which are not significantly different from each other, starting at $4.0 million per vessel on the fourth anniversary from completion and delivery of each vessel and declining to $3.7 million per vessel on or after the seventh anniversary from completion and delivery of each vessel. If neither put nor call option is exercised, the Company is obligated to purchase the vessels from NBP at a fixed price. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has recorded the third party's interest in NBP of $4.8 million in Long term liabilities - Other at December 31, 2019. Earnings attributable to the third party’s interest in NBP are recorded in Interest expense, net.

NOTE 12 - UNAUDITED QUARTERLY DATA

(Dollars in millions, except share and per share amounts. Figures may not foot due to rounding)	2019				2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues:
Voyage revenue	$65.9	$77.4	$103.8	$118.6	$70.3	$81.8	$81.8	$85.8
Charter revenue	13.7	5.9	15.1	11.9	8.7	15.0	13.5	16.1
	79.6	83.3	118.9	130.5	79.0	96.8	95.3	101.9
Expenses:
Voyage expense	32.2	37.2	45.1	51.0	30.2	38.0	36.7	40.3
Charter hire expense	24.9	18.3	42.0	47.7	22.7	30.7	28.5	35.0
Vessel operating expenses	9.8	11.1	11.3	13.1	9.8	10.0	9.9	10.1
General and administrative	4.0	5.4	2.8	5.2	4.1	4.4	3.7	4.3
Depreciation and amortization	4.4	4.5	4.7	5.0	4.3	4.4	4.4	4.5
Loss on impairment of vessels	—	—	—	4.8	—	—	—	—
Loss on sale of vessel	—	—	—	4.6	—	—	—	—
Loss on sale and leaseback of vessels	0.0	0.0	0.0	0.0	0.0	0.9	0.0	0.0
Total expenses	75.3	76.5	105.9	131.4	71.1	88.4	83.2	94.2
Income/(loss) from operations	4.3	6.8	13.0	(0.9)	7.9	8.4	12.1	7.7
Other income (expense):
Interest expense, net	(2.2)	(2.1)	(2.5)	(2.4)	(2.1)	(2.1)	(2.2)	(2.3)
Interest expense related party notes payable	0.0	0.0	0.0	0.0	(0.1)	(0.1)	0.0	0.0
Unrealized (loss) gain on derivative instruments	2.3	0.2	(0.3)	0.5	(0.6)	0.6	0.5	(4.3)
Other expense	0.2	0.2	0.2	(0.3)	0.4	0.0	0.0	0.2
Total other expense, net	0.3	(1.7)	(2.6)	(2.2)	(2.4)	(1.6)	(1.7)	(6.4)

Net income	4.5	5.2	10.4	(3.0)	5.5	6.8	10.4	1.3
(Income) loss attributable to noncontrolling interests	(0.8)	(1.1)	(2.1)	(1.4)	(1.2)	(1.1)	(2.1)	(1.8)
Net income attributable to Pangaea Logistics Solutions Ltd.	$3.7	$4.1	$8.3	$(4.4)	$4.3	$5.7	$8.3	$(0.5)

Earnings (loss) per common share:
Basic	$0.09	$0.09	$0.19	$(0.10)	$0.10	$0.14	$0.20	$(0.01)
Diluted	$0.09	$0.09	$0.19	$—	$0.10	$0.13	$0.19	$—
Weighted average shares used to compute earnings per common share
Basic	42,601,227	42,767,785	42,817,933	42,819,589	42,019,779	42,252,552	42,348,175	42,369,661
Diluted	43,071,632	43,293,022	43,354,742	42,819,589	42,655,038	42,763,925	42,878,449	42,369,661

NOTE 13 - SUBSEQUENT EVENTS

On December 31, 2019, the Company entered into a memorandum of agreement to sell the m/v Nordic Barents, a 1995-built Handymax vessel, to a third party for $4.4 million less a 2.0% broker commission payable to a third party. The sale was completed on February 7, 2020. The vessel assets were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2019.

On October 28, 2019, the Company entered into a memorandum of agreement to sell the m/v Bulk Patriot, a 1996-built Panamax vessel, to a third party for $4.5 million less a 4.0% broker commission payable to a third party. The sale was completed on February 27, 2020. The vessel assets were classified as held for sale in the Consolidated Balance Sheet as of December 31, 2019.

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the coronavirus outbreak to date, the ultimate severity of the outbreak is uncertain.  Further the uncertain nature of its spread globally may impact our business operations resulting from quarantines of employees, crew, customers, and suppliers as well as potential travel restrictions in areas affected or may be affected in the future. Although the Company's core operating trades are focused in the Atlantic Basin, the Company may charter-in vessels that have recently visited an affected area, or have a cargo commitment to an affected area which risks delays in the loading and discharging of cargo. At this time, the Company is unable to estimate the impact of this event on its operations, but expects this could have a material impact on its operations in the coming months.

On March 20, 2020, due to the unprecedented and uncertain conditions caused by the coronavirus (COVID-19) global pandemic, the Board of Pangaea Logistics Solutions Ltd. suspended its quarterly dividend, but will continue to consider a dividend on a quarterly basis. Separately the Board authorized a stock repurchase plan which allows for the purchase of up to $3.0 million of its common stock through December 31, 2020.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2020.

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

Signature	Title	Date

/s/ Edward Coll	Chairman of the Board and Chief	March 23, 2020
Edward Coll	Executive Officer

/s/ Carl Claus Boggild	President (Brazil) and Director	March 23, 2020
Carl Claus Boggild

/s/ Gianni DelSignore	Chief Financial Officer, Principal	March 23, 2020
Gianni DelSignore	Accounting Officer and Director

/s/ Anthony Laura	Director	March 23, 2020
Anthony Laura

/s/ Nam Trinh	Director	March 23, 2020
Nam Trinh

/s/ Paul Hong	Director	March 23, 2020
Paul Hong

/s/ Richard T. du Moulin	Director	March 23, 2020
Richard T. du Moulin

/s/ Mark L. Filanowski	Chief Operating Officer and Director	March 23, 2020
Mark L. Filanowski

/s/ Eric S. Rosenfeld	Director	March 23, 2020
Eric S. Rosenfeld

/s/ David D. Sgro	Director	March 23, 2020
David D. Sgro

Exhibit no.	Description
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form S-1 filed on February 4, 2015).
3.2	Bye-laws of Company (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form S-1 filed on February 4, 2015.)
10.1
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd., Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (incorporated by reference to Exhibit 10.27 of the Registrant's Current Report on Form 10-Q filed on November 12, 2015).

10.2	Bulk Nordic Oasis Ltd. Loan Agreement (incorporated by reference to Exhibit 10.28 of the Registrant's Current Report on Form 10-K filed on March 23, 2016).
10.3
Amendment No. 2 to Shareholders Agreement dated January 10, 2013, as amended by Amendment No. 1 dated July 31, 2013 regarding Nordic Bulk Holding Company Ltd. (incorporated by reference to Exhibit 10.29 of the Registrant's Current Report on Form 10-K filed on March 23, 2016).

10.4
Purchase Agreement by and between Bulk Nordic Five Ltd. and Nicole Navigation S.A. dated October 27, 2016 (incorporated by reference to Exhibit 10.30 of the Registrant's Current Report on Form 10-K filed on March 22, 2017).

10.5
Bareboat Charter Party by and between Nicole Navigation S.A and Bulk Nordic Five Ltd. dated October 27, 2016 (incorporated by reference to Exhibit 10.31 of the Registrant's Current Report on Form 10-K filed on March 22, 2017).

10.6	Nordic Bulk Six Ltd. Loan Agreement (incorporated by reference to Exhibit 10.32 of the Registrant's Current Report on Form 10-K filed on March 22, 2017).
10.7
Stock Purchase Agreement Nordic Bulk Ventures Holding Company Ltd. by and between Bulk Fleet Bermuda Holding Company Ltd. and ST Shipping and Transport Pte. Ltd.(incorporated by reference to Exhibit 10.33 of the Registrant's Current Report on Form 10-K filed on March 22, 2017).

10.8
Purchase Agreement Addendum by and between Bulk Nordic Five Ltd. and Nicole Navigation S.A. dated October 27, 2016 (incorporated by reference to Exhibit 10.34 of the Registrant's Current Report on Form 10-K filed on March 22, 2017).

10.9	Bulk Freedom Corp. Loan Agreement dated 14 June 2017 (incorporated by reference to Exhibit 10.39 of the Registrant's Current Report on Form 10-Q filed on August 14, 2017).
10.10	Americas Bulk Transport (BVI) Limited Barecon dated 6 June 2017 (incorporated by reference to Exhibit 10.40 of the Registrant's Current Report on Form 10-Q filed on August 14, 2017).
10.11	Americas Bulk Transport (BVI) Limited Barecon Riders dated 6 June 2017 (incorporated by reference to Exhibit 10.41 of the Registrant's Current Report on Form 10-Q filed on August 14, 2017).
10.12	Bareboat Charter Party Dated June 6, 2017 (incorporated by reference to Exhibit 10.41 of the Registrant's Current Report on Form 10-Q filed on August 14, 2017).
10.13	Bareboat Charter Party Dated May 23, 2018 (incorporated by reference to Exhibit 10.43 of the Registrant's Current Report on Form 10-Q filed on August 7, 2018).
10.14	Bareboat Charter Party Dated August 2, 2018 (incorporated by reference to Exhibit 10.43 of the Registrant's Current Report on Form 10-Q filed on November 8, 2018).
10.15	Bareboat Charter Party Dated February 21, 2019 (incorporated by reference to Exhibit 10.44 of the Registrant's Current Report on Form 10-Q filed on May 15, 2019).
10.16	The Amended Senior Facility - Dated May 13, 2019 (incorporated by reference to Exhibit 10.45 of the Registrant's Current Report on Form 10-Q filed on August 12, 2019).
10.17	Bulk Friendship Bareboat Charter Party Dated September 10th 2019 (incorporated by reference to Exhibit 10.46 of the Registrant's Current Report on Form 10-Q filed on November 7, 2019).
10.18	Limited Liability Company Agreement of Nordic Bulk Partners LLC*
10.19	Bareboat Charter Party Dated September 27, 2019*
23.1	Consent of Grant Thornton LLP.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith