Form 10-Q
period 2020-03-31
Pangaea Logistics Solutions Ltd.
filed 2020-05-13
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Common Stock, par value $0.01 per share, 45,061,100 shares outstanding as of May 13, 2020.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$39,972,746	$50,555,091
Restricted cash	1,000,000	1,000,000
Accounts receivable (net of allowance of $1,723,510 at March 31, 2020 and $1,908,841 at December 31, 2019)	23,140,149	28,309,402
Bunker inventory	19,156,816	21,001,010
Advance hire, prepaid expenses and other current assets	17,831,006	18,770,825
Vessel held for sale	—	8,319,152
Total current assets	101,100,717	127,955,480

Restricted cash	1,500,000	1,500,000
Fixed assets, net	287,533,664	281,474,857
Investment in newbuildings in-process	15,390,634	15,357,189
Finance lease right of use assets, net	46,493,362	53,615,305
Total assets	$452,018,377	$479,902,831

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$35,556,515	$39,973,635
Related party debt	242,852	332,987
Deferred revenue	7,616,895	14,376,394
Current portion of secured long-term debt	22,240,674	22,990,674
Current portion of finance lease liabilities	6,902,370	12,549,208
Dividend payable	132,659	631,961
Total current liabilities	72,691,965	90,854,859

Secured long-term debt, net	81,143,060	83,649,717
Finance lease liabilities	55,768,735	57,498,217
Long-term liabilities - other - Note 8	5,052,984	4,828,364

Commitments and contingencies - Note 7

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 45,112,062 shares issued and outstanding at March 31, 2020; 44,886,122 shares issued and outstanding at December 31, 2019	4,512	4,489
Additional paid-in capital	158,564,477	157,504,895
Retained earnings	5,941,205	12,736,580
Total Pangaea Logistics Solutions Ltd. equity	164,510,194	170,245,964
Non-controlling interests	72,851,439	72,825,710
Total stockholders' equity	237,361,633	243,071,674
Total liabilities and stockholders' equity	$452,018,377	$479,902,831

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2020	2019

Revenues:
Voyage revenue	$86,523,891	$65,851,347
Charter revenue	9,356,046	13,692,838
	95,879,937	79,544,185
Expenses:
Voyage expense	47,795,912	32,174,107
Charter hire expense	32,325,447	24,947,369
Vessel operating expense	9,933,862	9,754,375
General and administrative	3,993,243	4,033,680
Depreciation and amortization	4,242,251	4,377,188
Gain on sale of vessels	(77,990)	—
Total expenses	98,212,725	75,286,719

(Loss) income from operations	(2,332,788)	4,257,466

Other (expense) income:
Interest expense, net	(2,116,320)	(2,207,168)
Interest expense on related party debt	—	(26,898)
Unrealized (loss)/gain on derivative instruments, net	(2,917,094)	2,289,786
Other income	596,556	167,820
Total other (expense) income, net	(4,436,858)	223,540

Net (loss) income	(6,769,646)	4,481,006
Income attributable to non-controlling interests	(25,729)	(778,452)
Net (loss) income attributable to Pangaea Logistics Solutions Ltd.	$(6,795,375)	$3,702,554

Earnings per common share:
Basic	$(0.16)	$0.09
Diluted	$(0.16)	$0.09

Weighted average shares used to compute earnings per common share:
Basic	43,341,005	42,601,227
Diluted	43,341,005	43,071,632

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	44,886,122	$4,489	$157,504,895	$12,736,580	$170,245,964	$72,825,710	$243,071,674
Share-based compensation	—	—	1,102,769	—	1,102,769	—	1,102,769
Issuance of restricted shares, net of forfeitures	225,940	23	(43,187)	—	(43,164)	—	(43,164)
Net (Loss) Income	—	—	—	(6,795,375)	(6,795,375)	25,729	(6,769,646)
Balance at March 31, 2020	45,112,062	$4,512	$158,564,477	$5,941,205	$164,510,194	$72,851,439	$237,361,633

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	43,998,560	$4,400	$155,946,452	$5,737,199	$161,688,051	$71,678,946	$233,366,997
Share-based compensation	—	—	674,599	—	674,599	—	674,599
Issuance of restricted shares, net of forfeitures	505,530	50	(50)	—	—	—	—
Net income	—	—	—	3,702,554	3,702,554	778,452	4,481,006
Balance at March 31, 2019	44,504,090	$4,450	$156,621,001	$9,439,753	$166,065,204	$72,457,398	$238,522,602

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net (loss) income	$(6,769,646)	$4,481,006
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization expense	4,242,251	4,377,188
Amortization of deferred financing costs	176,526	182,802
Amortization of prepaid rent	30,568	29,649
Unrealized loss (gain) on derivative instruments	2,917,094	(2,289,786)
Gain from equity method investee	(429,360)	(128,250)
Earnings attributable to non-controlling interest recorded as interest expense	(27,643)	—
(Recovery) provision for doubtful accounts	(185,331)	487,372
Gain on sale of vessel	(77,990)	—
Drydocking costs	(2,903,277)	(381,059)
Share-based compensation	1,102,769	674,599
Change in operating assets and liabilities:
Accounts receivable	5,354,584	15,264,298
Bunker inventory	1,844,194	3,806,864
Advance hire, prepaid expenses and other current assets	1,369,179	(872,860)
Accounts payable, accrued expenses and other current liabilities	(6,729,172)	(5,363,850)
Deferred revenue	(6,759,499)	(8,308,254)
Net cash (used in) provided by operating activities	(6,844,753)	11,959,719

Investing activities
Purchase of vessels and vessel improvements	(283,446)	(11,426,174)
Investment in newbuildings in-process	(33,445)	—
Purchase of fixed assets and equipment	—	(159,619)
Proceeds from sale of vessels	8,397,142	—
Purchase of derivative instrument	(628,000)	—
Net cash provided by (used in) investing activities	7,452,251	(11,585,793)

Financing activities
Payments of related party debt	(90,135)	(838,102)
Payments of financing fees and debt issuance costs	(149,118)	(260,225)
Payments of long-term debt	(3,284,067)	(4,203,014)
Proceeds from finance leases	—	13,000,000
Payments of finance lease obligations	(7,376,320)	(1,429,275)
Accrued common stock dividends paid	(499,302)	(1,135,000)
Cash paid for incentive compensation shares relinquished	(43,164)	—
Contributions from non-controlling interest recorded as long-term liability	322,750	—
Payments to non-controlling interest recorded as long-term liability	(70,487)	—
Net cash (used in) provided by financing activities	(11,189,843)	5,134,384

Net (decrease) increase in cash, cash equivalents and restricted cash	(10,582,345)	5,508,310
Cash, cash equivalents and restricted cash at beginning of period	53,055,091	56,114,735
Cash, cash equivalents and restricted cash at end of period	$42,472,746	$61,623,045

Supplemental cash flow information
Cash and cash equivalents	$39,972,746	$59,123,045
Restricted cash	2,500,000	2,500,000
	$42,472,746	$61,623,045

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 - GENERAL INFORMATION AND RECENT EVENTS

Organization and General

The accompanying consolidated financial statements include the accounts of Pangaea Logistics Solutions Ltd. and its consolidated subsidiaries (collectively, the “Company”, “Pangaea” “we” or “our”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership, chartering and operation of drybulk vessels. The Company is a holding company incorporated under the laws of Bermuda as an exempted company on April 29, 2014.

At March 31, 2020, the Company owns two Panamax, two Ultramax Ice Class 1C, and eight Supramax drybulk vessels. The Company also owns one-third of Nordic Bulk Holding Company Ltd. (“NBHC”), a consolidated joint venture with a fleet of six Panamax Ice Class 1A drybulk vessels and has a 50% interest in the owner of a deck barge.

Recent Events

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus strain, or COVID-19, to be a pandemic. The COVID-19 pandemic (“COVID-19”) is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Management continues to evaluate the impact of COVID-19 on the industry and its business. At present, it is not possible to ascertain the overall impact of COVID-19 on the Company’s financial position and results of its operations. However, an increase in the severity or duration or a resurgence of COVID-19 could have a material adverse effect on the Company’s business, results of operations, cash flows and financial condition. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Certain reclassifications have been made to prior periods to conform to current period presentation.
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

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	March 31, 2020	December 31, 2019
	(unaudited)
Money market accounts – cash equivalents	$28,744,019	$32,150,342
Cash (1)	11,228,727	18,404,749
Total cash and cash equivalents	$39,972,746	$50,555,091
Restricted cash	2,500,000	2,500,000
Total cash, cash equivalents and restricted cash	$42,472,746	$53,055,091

(1) Consists of cash deposits at various major banks.

Restricted cash at March 31, 2020 and December 31, 2019 consists of $2.5 million held by the facility agent as required by the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. and Bulk Nordic Oshima Ltd. – Dated September 28, 2015 - Amended and Restated Loan Agreement. $1,000,000 restricted cash was reclassified to current assets due to the balloon payments of Bulk Nordic Odyssey Ltd and Bulk Nordic Orion Ltd due in September of 2020.

Advance hire, prepaid expenses and other current assets were comprised of the following:

	March 31, 2020	December 31, 2019
	(unaudited)
Advance hire	$3,976,205	$3,985,826
Prepaid expenses	2,918,761	4,924,557
Accrued receivables	6,802,009	6,466,068
Margin deposit	2,383,275	269,379
Other current assets	1,750,756	3,124,995
	$17,831,006	$18,770,825

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	March 31, 2020	December 31, 2019
	(unaudited)
Accounts payable	$23,712,097	$24,173,291
Accrued expenses	8,590,256	14,883,555
Derivative liabilities	2,761,165	472,073
Other accrued liabilities	492,997	444,716
	$35,556,515	$39,973,635

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

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending March 31, 2020, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

Leases under ASC 842

At March 31, 2020, the Company had four vessels chartered to customers under time charters that contain leases. These four leases varied in original length from 1 day to 30 days. At March 31, 2020, lease payments due under these arrangements totaled approximately $312,000 and each of the time charters were due to be completed in thirty-one days or less. The Company does not have any sales-type or direct financing leases.

The Company has two non-cancelable office leases and non-cancelable office equipment leases and the lease assets and liabilities are not material.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. Companies can apply the ASU immediately, however the guidance will only be available until December 31, 2022. The Company is currently evaluating the impact that adopting this new accounting standard will have on its consolidated financial statements and related disclosures.

NOTE 3 - FIXED ASSETS

At March 31, 2020, the Company owned eighteen dry bulk vessels including three financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	March 31,	December 31,
	2020	2019
Owned vessels	(unaudited)
m/v BULK PANGAEA	$14,650,117	$14,988,076
m/v NORDIC ODYSSEY	22,564,898	22,897,029
m/v NORDIC ORION	23,437,392	23,688,812
m/v BULK NEWPORT	12,722,983	12,975,767
m/v NORDIC OSHIMA	27,985,690	28,325,078
m/v NORDIC ODIN	28,381,196	28,094,764
m/v NORDIC OLYMPIC	28,275,734	27,931,771
m/v NORDIC OASIS	28,900,457	29,190,935
m/v BULK ENDURANCE	24,784,479	25,037,775
m/v BULK FREEDOM	9,918,266	8,269,777
m/v BULK PRIDE	12,858,352	12,996,311
m/v BULK SPIRIT	12,727,209	12,867,060
m/v BULK INDEPENDENCE	13,965,442	14,000,946
m/v BULK FRIENDSHIP	13,897,189	14,052,500
m/v BULK BEOTHUK (1)	6,476,788	—
MISS NORA G PEARL	3,497,833	3,609,851
	285,044,025	278,926,452
Other fixed assets, net	2,489,639	2,548,405
Total fixed assets, net	$287,533,664	$281,474,857

Right of Use Assets
m/v BULK DESTINY	$21,272,616	$21,484,733
m/v BULK BEOTHUK (1)	—	6,589,537
m/v BULK TRIDENT	11,949,023	12,095,727
m/v BULK PODS	$13,271,723	13,445,308
	$46,493,362	$53,615,305

(1) In January 2020 the Company completed an early buy-out of the lease for a purchase price of $5.5 million.
On February 2020, the Company sold the m/v Nordic Barents and m/v Bulk Patriot. Both were recorded as vessels held for sale at December 31, 2019.

Long-lived Assets Impairment Considerations

The Company evaluates the recoverability of its fixed assets and other assets in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. If indicators of impairment are present, we perform an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets. Our assessment is made at the asset group level, which represents the lowest level for which identifiable cash flows are largely independent of other groups of assets. The asset groups established by the Company are defined by vessel size and major characteristic or trade.

The Company performed its quarterly assessment by evaluating whether a triggering event had occurred as of March 31, 2020 considering current market conditions resulting from the global COVID-19 pandemic. The Company concluded that no triggering event had occurred at March 31, 2020 and will continue to monitor the market for any adverse conditions resulting from the COVID-19 pandemic.

At March 31, 2019, the Company did not identify any potential triggering events and therefore, in accordance with authoritative guidance, did not perform tests of recoverability.

NOTE 4 - DEBT

Long-term debt consists of the following:

	March 31, 2020	December 31, 2019	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Loan Agreement (2)	27,716,300	28,466,300	4.07%	2022
Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. Loan Agreement (2) (3)	12,104,406	12,854,405	3.77%	2020
Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2) (4)	13,129,295	13,504,295	3.14%	2021
Bulk Nordic Oasis Ltd. Loan Agreement	15,125,000	15,500,000	4.30%	2022
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (5)
Bulk Nordic Six Ltd. - Tranche A	13,033,330	13,299,997	3.69%	2024
Bulk Nordic Six Ltd. - Tranche B	2,785,000	2,850,000	3.65%	2024
Bulk Pride - Tranche C	6,025,000	6,300,000	4.69%	2024
Bulk Independence - Tranche E	13,250,000	13,500,000	3.48%	2024
Bulk Freedom Loan Agreement	3,650,000	3,800,000	4.49%	2022
109 Long Wharf Commercial Term Loan	675,866	703,266	3.69%	2026
Total	$107,494,197	$110,778,263
Less: unamortized bank fees	(4,110,463)	(4,137,872)
	$103,383,734	$106,640,391
Less: current portion	(22,240,674)	(22,990,674)
Secured long-term debt, net	$81,143,060	$83,649,717

(1)	As of March 31, 2020.

(2)
The borrower under this facility is NBHC, of which the Company and its joint venture partners, STST and ASO2020, each own one-third. NBHC is consolidated in accordance with ASC 810-10 and as such, amounts pertaining to the non-controlling ownership held by these third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets.

(3)
Interest on 50% of the advances to Bulk Nordic Odyssey and Bulk Nordic Orion was fixed at 4.24% in March 2017 and Interest on the remaining advances is floating at LIBOR plus 2.40%. The Company will refinance or pay off the balloon payments due in September of 2020.

(4)	Interest on 50% of the advance to Bulk Nordic Oshima was fixed at 4.16% in January 2017 and Interest on the remaining advance is floating at LIBOR plus 2.25%.

(5)	This facility is cross-collateralized by the vessels m/v Bulk Endurance, m/v Bulk Pride, and m/v Bulk Independence and is guaranteed by the Company.

Financial Covenants

Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of March 31, 2020 and December 31, 2019.

NOTE 5 - DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Forward freight agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). These economic hedges do not usually qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of FFAs at March 31, 2020 and December 31, 2019 were liabilities of approximately $136,000 and $150,000, respectively, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the FFAs during the three months ended March 31, 2020 and 2019 are a gain of approximately $14,130 and a loss of approximately $440,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of income.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. The Company enters into fuel swap contracts that are not designated for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of these fuel swaps at March 31, 2020 and December 31, 2019 are liabilities of approximately $2,874,000 and $322,000, respectively, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the three months ended March 31, 2020 and 2019 are a loss of approximately $2,551,000 and a gain of approximately $2,729,000, respectively, which are included in unrealized (loss) gain on derivative instruments in the accompanying consolidated statements of income.

Interest rate cap

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract.

In January 2020, the Company paid $628,000 for interest rate cap contracts to mitigate the risk associated with increases in interest rates on our sale and lease back financing arrangements of the four new-buildings. In the event that the three-month LIBOR rate rises above the applicable strike rate, the Company would receive quarterly payments related to the spread difference.
The following table summarizes these derivative instruments as of March 31, 2020.

				Fair Value		Notional Amount
Interest Rate Derivative	Effective Date	Maturity Date	Interest Rate Strike	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Interest rate cap contract - 1	November 15, 2020	April 30, 2026	3.25%	$53,970	$—	$5,742,750	$—
Interest rate cap contract - 2	December 15, 2020	May 31, 2026	3.25%	$56,132	$—	$5,742,750	$—
Interest rate cap contract - 3	May 15, 2021	November 30, 2026	3.25%	$68,994	$—	$5,654,336	$—
Interest rate cap contract - 4	May 15, 2021	November 30, 2026	3.25%	$68,994	$—	$5,654,336	$—
Total				$248,090

These interest rate cap agreements do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change as income or expense during the period in which the change occurs. The loss of $379,910 on changes in the fair value of the interest rate cap contracts was recorded in unrealized (loss)/gain on derivative instruments, net at March 31, 2020.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

	Balance at
	March 31, 2020	Level 1	Level 2	Level 3
	(unaudited)
Margin accounts	$2,383,275	$2,383,275	$—	$—
Fuel swaps	$(2,873,625)	$—	$(2,873,625)	$—
Freight forward agreements	$(135,630)	$—	$(135,630)	$—
Interest Rate Derivative	$248,090		$248,090	$—

	Balance at December 31, 2019	Level 1	Level 2	Level 3
Margin accounts	$269,379	$269,379	$—	$—
Fuel swaps	$(322,313)	$—	$(322,313)	$—
Freight forward agreements	$(149,760)	$—	$(149,760)	$—

The estimated fair values of the Company’s forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist based on published indices. Such quotes represent the estimated amounts the Company would receive or pay to terminate the contracts. The interest rate caps contracts are valued using analysis obtained from independent third party valuation specialists based on market observable inputs, representing Level 2 assets.

NOTE 6 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2019	Activity	March 31, 2020
			(unaudited)
Included in trade accounts receivable and voyage revenue on the consolidated balance sheets and statements of income, respectively:
Trade receivables due from King George Slag (i)	$457,629	$—	$457,629

Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables) (ii)	5,679,768	744,554	6,424,322

Included in current related party debt on the consolidated balance sheets:
Interest payable - 2011 Founders Note	332,987	(90,135)	242,852
Total current related party debt	$332,987	$(90,135)	$242,852

i.	King George Slag LLC is a joint venture of which the Company owns 25%

ii.	Seamar Management S.A. ("Seamar")

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three months ended March 31, 2020 and 2019, the Company incurred technical management fees of approximately $707,400 and $716,400, respectively, under this arrangement. The total amounts payable to Seamar at March 31, 2020 and December 31, 2019 were approximately $6,424,000 and $5,680,000, respectively.

Dividends payable to related parties consist of the following:

2013 common stock dividend
Balance at December 31, 2019	$631,961
Paid in cash	(478,359)
Balance at March 31, 2020	$153,602

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company's leases are secured by the assignment of earnings and insurances and by guarantees of the Company.

Vessel Acquisition Accounted for as a Finance Lease (in accordance with new accounting guidance - ASC 840)

The selling price of the m/v Bulk Destiny to the new owner (lessor) was $21.0 million and the fair value of the vessel at the inception of the lease was $24.0 million. The difference between the selling price and the fair value of the vessel was recorded as prepaid rent and is being amortized over the 25 year estimated useful life of the vessel. Prepaid rent is included in finance lease right of use assets (previously "vessels under capital lease") on the consolidated balance sheet at March 31, 2020. Minimum lease payments fluctuate based on three-month LIBOR and are payable quarterly over the seven year lease term, with a purchase obligation of $11.2 million due with the final lease payment in January 2024. Interest is floating at LIBOR plus 2.75% (4.65% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

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

The selling price of the m/v Bulk Trident was $13.0 million and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (3.15% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

The selling price of the m/v Bulk PODS was $14.8 million and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (2.90% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

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

Vessel Newbuildings

During second and third quarter of 2019, the Company entered into two vessel newbuilding contracts to build four new high ice class post-panamax 95,000 dwt dry bulk vessels. The new vessels, with a building cost of approximately between $37.7 million to $38.3 million each, are expected to be delivered in 2021. As of September 30, 2019, the Company has made deposits of $15.4 million for the four new vessels. The second installments of 20% are due and payable upon launching of the vessels and the final payments are due upon delivery of the vessels.

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

The Company has also entered into a LLC agreement with the non-controlling interest holder of NBP which includes certain obligations as described in Note 8.

Long-term Contracts Accounted for as Operating Leases

The Company leases office space for its Copenhagen operations. Since December 31, 2018, this lease continues on a month to month basis. The non-cancelable period is six months.

The Company leases office space for its Singapore operations. At March 31, 2020, the remaining lease term is nine months.

For the three months ended March 31, 2020 and 2019, the Company recognized approximately $52,000 as lease expense for office leases in General and Administrative Expenses.

Future minimum lease payments under finance leases with initial or remaining terms in excess of one year at March 31, 2020 were:

Year ending December 31,
2020	$7,472,176
2021	9,774,982
2022	9,608,224
2023	9,440,933
2024	26,166,010
Thereafter	13,051,955
Total minimum lease payments	$75,514,280
Less imputed interest	12,843,175
Present value of minimum lease payments	62,671,105
Less current portion	6,902,370
Long-term portion	$55,768,735

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

NOTE 8 - OTHER LONG-TERM LIABILITIES

In September 2019, the Company entered into an LLC agreement for the formation of NBP, that, at inception is owned 75% by the Company and 25% by an independent third party. NBP was established for the purpose of constructing and owning four new-build ice class post panamax vessels. During the construction phase of the vessel, the third party has committed to contribute additional funding and ultimately own 50% of NBP at the time of delivery of the new-build ice class post panamax vessels. The agreement contains both put and call option provisions. Accordingly, the Company may be obligated, pursuant to the put option, or entitled pursuant to the call option, to purchase the third party's interest in NBP beginning any time after September 2026. The put option and call option are at fixed prices which are not significantly different from each other, starting at $4.0 million per vessel on the fourth anniversary from completion and delivery of each vessel and declining to $3.7 million per vessel on or after the seventh anniversary from completion and delivery of each vessel. If neither put nor call option is exercised, the Company is obligated to purchase the vessels from NBP at a fixed price. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has recorded the third party's interest in NBP of $5.1 million in Long term liabilities - Other at March 31, 2020. Earnings attributable to the third party’s interest in NBP are recorded in Interest expense, net, which resulted in a reduction in interest expenses of $27,643 for the period ended March 31, 2020.

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

Selected Financial Information

(in thousands, except for shipping days data and per share data) (figures may not foot due to rounding)	For the three months ended March 31,
	2020	2019
Selected Financial Data
Voyage revenue	$86,524	$65,851
Charter revenue	9,356	13,693
Total revenue	95,880	79,544
Voyage expense	47,796	32,174
Charter hire expense	32,325	24,947
Vessel operating expenses	9,934	9,754
Total cost of transportation and service revenue	90,055	66,876
Vessel depreciation and amortization	4,196	4,342
Gross Profit	1,629	8,326
Other operating expenses	4,039	4,069
Gain on sale of vessels	(78)	—
(Loss) income from operations	(2,333)	4,257
Total other expense, net	(4,437)	224
Net (loss) income	(6,770)	4,481
Income attributable to non-controlling interests	(26)	(778)
Net (loss) income attributable to Pangaea Logistics Solutions Ltd.	$(6,795)	$3,703

Net (loss) income from continuing operations per common share information
Basic net (loss) income per share	$(0.16)	$0.09
Diluted net (loss) income per share	(0.16)	$0.09
Weighted-average common shares Outstanding - basic	43,341,005	42,601,227
Weighted-average common shares Outstanding - diluted	43,341,005	43,071,632

Adjusted EBITDA (1)	$2,934	$9,309

Shipping Days (2)
Voyage days	3,625	2,905
Time charter days	951	1,033
Total shipping days	4,576	3,938

TCE Rates ($/day) (3)	$10,508	$12,029

	March 31, 2020	December 31, 2019
Selected Data from the Consolidated Balance Sheets
Cash, restricted cash and cash equivalents	$42,473	$53,055
Total assets	$452,018	$479,903
Total secured debt, including finance leases liabilities	$166,055	$176,688
Total shareholders' equity	$237,362	$243,072

	For the three months ended March 31,
	2020	2019
Selected Data from the Consolidated Statements of Cash Flows
Net cash (used in) provided by operating activities	$(6,845)	$11,960
Net cash provided by (used in) investing activities	$7,452	$(11,586)
Net cash (used in) provided by financing activities	$(11,190)	$5,134

(1)
Adjusted EBITDA represents operating earnings before interest expense, income taxes, depreciation and amortization, loss on sale and leaseback of vessels, share-based compensation and other non-operating income and/or expense, if any. Adjusted EBITDA is included because it is used by management and certain investors to measure operating performance and is also reviewed periodically as a measure of financial performance by Pangaea's Board of Directors. Adjusted EBITDA is not an item recognized by the generally accepted accounting principles in the United States of America, or U.S. GAAP, and should not be considered as an alternative to net income, operating income, or any other indicator of a company's operating performance required by U.S. GAAP. Pangaea’s definition of Adjusted EBITDA used here may not be comparable to the definition of EBITDA used by other companies.

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

The reconciliation of gross profit to net transportation and service revenue and income from operations to Adjusted EBITDA is as follows:

(in thousands, figures may not foot due to rounding)	Three Months Ended March 31,
	2020	2019
Net Transportation and Service Revenue (4)
Gross Profit	$1,629	$8,327
Add:
Vessel Depreciation and Amortization	$4,196	$4,342
Net transportation and service revenue	$5,825	$12,669
Adjusted EBITDA
(Loss) income from operations	$(2,333)	$4,257
Depreciation and amortization	4,242	4,377
Gain on sale of vessels	$(78)	$—
Share-based compensation	$1,103	$675
Adjusted EBITDA	$2,934	$9,309

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

Business Overview

The dry bulk sector of the transportation and logistics industry is cyclical and can be volatile due to changes in supply of vessels and demand for transportation of dry bulk commodities. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 549 for the first quarter of 2020, down from an average of 689 for the comparable quarter of 2019. More specifically, and reflecting the composition of the Company's fleet, the average published market rates for Supramax and Panamax vessels decreased approximately 17% from an average of $7,160 in first quarter of 2019 to $5,920 in the same period of 2020. We have historically experienced fluctuations in our results of operations on a quarterly and annual basis. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including competition and seasonality.

Although our business is not heavily focused in China, the dry bulk sector of the shipping industry is closely correlated to economic activity in China, which was the first country to be impacted by the novel coronavirus or COVID-19. This resulted in closures and an overall contraction in China's economic output in January and February. By March China began to loosen restriction and show some signs of improvement which resulted in a slight rebound in the BDI. However also in early March, the global spread of the virus accelerated especially in parts of Europe and the United States resulting in various forms of nationwide shut downs. The impacts of these shutdowns on the demand for dry bulk goods will be highly dependent on the duration and how quickly various countries can return to normal levels of industrial activity, which is uncertain.

Given the uncertainties of the COVID-19 pandemic, we have taken steps to manage and reduce operating costs, further enhance our financial flexibility, and protect the health and safety of our crew and shore based employees. Consistent with our chartering strategy we have redelivered chartered-in vessels when possible and continue to charter in new vessels when needed for short term period in order to limit our exposure to further declines in the market and to reduce our time charter expenses in future periods. Further we have temporarily suspended our dividend to maintain a strong liquidity position for eventual market recovery. We have implemented stricter protocols around crew changes, and required quarantine periods, and shore based employees in our Newport, Copenhagen, Singapore and Athens offices are working remotely.

Quarterly TCE Performance

The Company's TCE rates were down 13% from $12,029 for the three months ended March 31, 2019 to $10,508 for the three months ended March 31, 2020. The Company's achieved TCE rates continued to outperform against the average of the Baltic panamax and supramax market indexes and exceeded the average market rates by approximately 78% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet and its cargo-focused strategy.

1st Quarter Highlights

•
Net loss attributable to Pangaea Logistics Solutions Ltd. was approximately $6.8 million for three months ended March 31, 2020 as compared to approximately $3.7 million net income for the same period of 2019.

•	Net loss per share was $0.16 for three months ended March 31, 2020 as compared to earnings per share of $0.09 for the same period of 2019.

•
Pangaea's TCE rates were $10,508 for the three months ended March 31, 2020 and $12,029 for the three months ended March 31, 2019 while the market average for the first quarter of 2020 was approximately $5,920, giving the Company an overall average premium over market rates of approximately $4,588 or 78%. The Company's long-term COAs, cargo focus, and specialized fleet give rise to this premium.

•	Total revenue increased to $95.9 million for the three months ended March 31, 2020, from $79.5 million for the three months ended March 31, 2019 due to an increase in shipping days.

•	At the end of the quarter, Pangaea had $42.5 million in cash, restricted cash and cash equivalents.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the three months ended March 31, 2020 was $95.9 million, compared to $79.5 million for the same period in 2019, a 21% increase. The total number of shipping days increased 16% to 4,576 in the three months ended March 31, 2020, compared to 3,938 for the same period in 2019.

Components of revenue are as follows:

Voyage revenues increased by 31% for the three months ended March 31, 2020 to $86.5 million compared to $65.9 million for the same period in 2019. The increase in voyage revenues was primarily due to an increase in the number of voyage days, which were 3,625 in the first quarter of 2020 as compared to 2,905 in the first quarter of 2019, an increase of 25% .

Charter revenues decreased to $9.4 million from $13.7 million, or 32%, for the three months ended March 31, 2020 compared to the same period in 2019. The decrease in charter revenues was due to a decrease in hire rates, which as noted above declined by approximately 17%, and a decline in time charter days of 8%. The optionality of our chartering strategy allows the Company to selectively release excess tonne-days into the market under time charters arrangements.

Voyage Expenses

Voyage expenses for the three months ended March 31, 2020 were $47.8 million, compared to $32.2 million for the same period in 2019, an increase of approximately 49%. The increase in voyage expense was primarily due to a 25% increase in voyage days in first quarter of 2020, an increase in bunker expenses due to timing of bunker liftings in late 2019 to comply with IMO 2020 fuel requirements that became effective on January 1, 2020, and an increase in port expenses due to short haul voyages, increased port calls and canal fees.

Charter Hire Expenses

Charter hire expenses for the three months ended March 31, 2020 were $32.3 million, compared to $24.9 million for the same period in 2019, a 30% increase. This was due to an increase in chartered-in days during the three months ended March 31, 2020. The number of chartered-in days increased 35% from 2,220 days in the three months ended March 31, 2019 to 3,003 days for the three months ended March 31, 2020. The dry bulk market rates experienced a decline starting at the end of 2019 through January of 2020, while the Company was still paying short term fixed charter rates for third-party vessels. As noted above the Company charters vessels in on short term periods, however the turnover of the chartered-in fleet will lag a decline such as the one experienced in early 2020.

Vessel Operating Expenses

Vessel operating expenses for the three months ended March 31, 2020 were $9.9 million, compared to $9.8 million for the same period in 2019, a slight increase of approximately 2%. Excluding technical management fees, vessel operating expenses on a per day basis were $5,229 for the three months ended March 31, 2020 and $5,098 for the three months ended March 31, 2019. Technical management fees were approximately $0.9 million for the three months ended March 31, 2020 and 2019.

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended March 31, 2020 and 2019.

(Loss) Income from Operations

Loss from operations was $2.3 million for the three months ended March 31, 2020 as compared to income from operations of $4.3 million for the three months ended March 31, 2019. This is primarily due to the increases in voyage expenses and charter hire expenses as discussed above.

Unrealized (loss) gain on derivative instruments

The Company incurred losses on bunker swaps of approximately $2,551,000 and gains on forward freight agreements (FFAs) of approximately $14,000 in the three months ended March 31, 2020 as compared to a gain of approximately $2,729,000 on bunker swaps and a loss of approximately $440,000 on FFAs in the three months ended March 31, 2019. We expect that any decline in the fair value of the fuel swap contracts would be offset by a decrease in the cost of underlying fuel purchases. The fair value loss on interest rate derivative was approximately $380,000. These result from changes in the fair value of the derivatives at the respective balance sheet dates.

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

Long-lived Assets Impairment Considerations

The Company evaluates the recoverability of its fixed assets and other assets in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. If indicators of impairment are present, we perform an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets. Our assessment is made at the assets group level, which represents the lowest level for which identifiable cash flows are largely independent of other groups of assets. The asset groups established by the Company are defined by vessel size and major characteristic or trade.

The Company performed its quarterly assessment by evaluating whether a triggering event had occurred as of March 31, 2020 considering current market conditions resulting from the global COVID-19 pandemic. The Company concluded that no triggering event had occurred at March 31, 2020 and will continue to monitor the market for any adverse conditions resulting from the COVID-19 pandemic.

At March 31, 2019 the Company did not identify any potential triggering events and therefore, in accordance with authoritative guidance, did not perform tests of recoverability.

Liquidity and Capital Resources

The Company has historically financed its capital requirements with cash flow from operations, proceeds from related party debt, proceeds from long-term debt and finance leases, and through a private placement of common stock. The Company may consider additional debt and equity financing alternatives in the future. As a result, the Company may not be able to pursue opportunities to expand its business. At March 31, 2020 and December 31, 2019, the Company had working capital of $28.4 million and $37.1 million, respectively.

Operating Activities

Operating cash flows during the three months ended March 31, 2020 resulted in a net outflow of $6.8 million compared to a net inflow of $12.0 million during the same period of 2019. The decrease primarily resulted from net loss of $6.8 million and higher dry-docking cost incurred during the first quarter of 2020.

Investing Activities

Investing cash flows during the three months ended March 31, 2020 was a net inflow of $7.5 million compared to a net outflow of $11.6 million during the same period of 2019. The increase was primarily due to the cash receipts from sale of two vessels in the first quarter of 2020.

Financing Activities

Financing cash flows during the three months ended March 31, 2020 was a net outflow of $11.2 million compared to net inflow of $5.1 million during the same period of 2019. The Company paid off one of its finance leases during the three months ended March 31, 2020 and we received cash of $13.0 million from a finance lease during the same period of 2019.

The Company has demonstrated its unique ability to adapt to changing market conditions by maintaining a nimble chartered-in profile to meet its cargo commitments. We believe, given our current cash holdings, if drybulk shipping rates do not decline significantly from current levels, our capital resources, including cash anticipated to be generated within the year, are sufficient to fund our operations for at least the next twelve months.

Capital Expenditures

The Company’s capital expenditures relate to the purchase and lease of interests in vessels, newbuild vessels, and capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned and leased fleet includes two Panamax drybulk carriers, two Ultramax Ice-Class 1C, eight Supramax drybulk carriers and one barge. The Company also has a one-third interest in a consolidated joint venture which owns six Panamax Ice-Class 1A drybulk carriers.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. This includes installation of ballast water treatment systems required under new regulations, the cost of which will be approximately $0.5 million to $0.7 million per vessel. The Company has some flexibility regarding the timing of dry docking, but the total cost is unpredictable. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $2,903,000 and $381,000 in the three months ended March 31, 2020 and 2019, respectively. The Company expensed drydocking costs of approximately $15,000 in the three months ended March 31, 2020 and did not incur any drydocking costs in the first quarter of 2019.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at March 31, 2020 or December 31, 2019.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

No significant changes to our market risk have occurred since December 31, 2019. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk" included in the Company Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the three months ended March 31, 2020.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the Risk Factor described below, which could materially affect the Company’s business, financial condition or future results.

The coronavirus or COVID-19 pandemic is dynamic and expanding. The continuation of this outbreak likely will have, and the emergence of other epidemic or pandemic crises could have, material adverse effects on our business, results of operations, or financial condition.

The COVID-19 pandemic is dynamic and expanding, and its ultimate scope, duration and effects are uncertain. We expect that this pandemic, and any future epidemic or pandemic crises, could result in direct and indirect adverse effects on our industry and customers, which in turn may impact our business, results of operations and financial condition. Effects of the current pandemic include, or may include, among others:

•	disruptions to our operations as a result of the potential health impact on our employees and crew, and on the workforces of our customers and business partners;

•
disruptions to our business from, or additional costs related to, new regulations, directives or practices implemented in response to the pandemic, such as travel restrictions (including for any of our onshore personnel or any of our crew members to timely embark or disembark from our vessels), increased inspection regimes, hygiene measures (such as quarantining and physical distancing) or increased implementation of remote working arrangements;

•
potential delays in the loading and discharging of cargo on or from our vessels, and any related off hire due to quarantine, worker health, or regulations, which in turn could disrupt our operations and result in a reduction of revenue;

•
potential shortages or a lack of access to required spare parts for our vessels, or potential delays in any repairs to, scheduled or unscheduled maintenance or modifications, or drydocking of, our vessels, as a result of a lack of berths available by shipyards from a shortage in labor or due to other business disruptions;

•	potential delays in vessel inspections and related certifications by class societies, customers or government agencies;

•	potential reduced cash flows and financial condition, including potential liquidity constraints;

•
reduced access to capital, including the ability to refinance any existing obligations, as a result of any credit tightening generally or due to continued declines in global financial markets, including to the prices of publicly-traded securities of us, our peers and of listed companies generally;

•	a reduced ability to opportunistically sell any of our vessels on the second-hand market, either as a result of a lack of buyers or a general decline in the value of second-hand vessels;

•
a decline in the market value of our vessels, which may cause us to (a) incur impairment charges or (b) breach certain covenants under our financing agreements (including our secured facility agreements and financial leases) relating to vessel-to-loan covenants; and

•
potential deterioration in the financial condition and prospects of our customers, joint venture partners or business partners, or attempts by customers or third parties to invoke force majeure contractual clauses as a result of delays or other disruptions.

Although disruption and effects from COVID-19 pandemic may be temporary, given the dynamic nature of these circumstances and the worldwide nature of our business and operations, the duration of any business disruption and the related financial impact to us cannot be reasonably estimated at this time but could materially affect our business, results of operations and financial condition.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2020.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)