Form 10-Q
period 2020-06-30
Pangaea Logistics Solutions Ltd.
filed 2020-08-12
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36798

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

Common Stock, par value $0.0001 per share, 45,065,662 shares outstanding as of August 12, 2020.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$46,993,067	$50,555,091
Restricted cash	1,000,000	1,000,000
Accounts receivable (net of allowance of $1,723,510 and $1,908,841 at June 30, 2020 and December 31, 2019, respectively)	18,197,943	28,309,402
Bunker inventory	11,648,319	21,001,010
Advance hire, prepaid expenses and other current assets	15,575,442	18,770,825
Vessel held for sale	4,563,000	8,319,152
Total current assets	97,977,771	127,955,480

Restricted cash	1,500,000	1,500,000
Fixed assets, net	278,383,059	281,474,857
Investment in newbuildings in-process	15,390,634	15,357,189
Finance lease right of use assets, net	46,259,982	53,615,305
Total assets	$439,511,446	$479,902,831

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$26,528,278	$39,973,635
Related party debt	242,852	332,987
Deferred revenue	5,343,392	14,376,394
Current portion of secured long-term debt	21,490,674	22,990,674
Current portion of finance lease liabilities	6,927,362	12,549,208
Dividend payable	95,500	631,961
Total current liabilities	60,628,058	90,854,859

Secured long-term debt, net	78,779,452	83,649,717
Finance lease liabilities, net	54,028,493	57,498,217
Long-term liabilities - other - Note 8	5,108,793	4,828,364

Commitments and contingencies - Note 7

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 45,065,662 shares issued and outstanding at June 30, 2020; 44,886,122 shares issued and outstanding at December 31, 2019	4,507	4,489
Additional paid-in capital	158,874,237	157,504,895
Retained earnings	8,946,381	12,736,580
Total Pangaea Logistics Solutions Ltd. equity	167,825,125	170,245,964
Non-controlling interests	73,141,525	72,825,710
Total stockholders' equity	240,966,650	243,071,674
Total liabilities and stockholders' equity	$439,511,446	$479,902,831

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues:
Voyage revenue	$66,857,166	$77,430,067	$153,381,057	$143,281,414
Charter revenue	3,539,004	5,860,548	12,895,050	19,553,386
	70,396,170	83,290,615	166,276,107	162,834,800
Expenses:
Voyage expense	31,757,910	37,224,412	79,553,822	69,398,519
Charter hire expense	15,203,731	18,317,345	47,529,178	43,264,714
Vessel operating expense	9,325,060	11,074,547	19,258,922	20,828,922
General and administrative	3,872,388	5,358,991	7,865,631	9,392,671
Depreciation and amortization	4,345,707	4,491,327	8,587,958	8,868,515
Loss on impairment of vessels	1,801,039	—	1,801,039	—
Loss on sale of vessels	297,475	—	219,485	—
Total expenses	66,603,310	76,466,622	164,816,035	151,753,341

Income from operations	3,792,860	6,823,993	1,460,072	11,081,459

Other (expense) income:
Interest expense, net	(2,000,550)	(2,101,052)	(4,116,870)	(4,308,220)
Interest expense on related party debt	—	(11,138)	—	(38,036)
Unrealized gain (loss) on derivative instruments, net	1,404,317	215,171	(1,512,777)	2,504,957
Other income	98,635	232,092	695,191	399,912
Total other (expense), net	(497,598)	(1,664,927)	(4,934,456)	(1,441,387)

Net income (loss)	3,295,262	5,159,066	(3,474,384)	9,640,072
Income attributable to non-controlling interests	(290,086)	(1,126,565)	(315,815)	(1,905,017)
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$3,005,176	$4,032,501	$(3,790,199)	$7,735,055

Earnings per common share:
Basic	$0.07	$0.09	$(0.09)	$0.18
Diluted	$0.07	$0.09	$(0.09)	$0.18

Weighted average shares used to compute earnings per common share:
Basic	43,445,789	42,767,785	43,442,773	42,684,966
Diluted	43,445,789	43,293,022	43,442,773	43,202,187

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2020	45,112,062	$4,512	$158,564,477	$5,941,205	$164,510,194	$72,851,439	$237,361,633
Share-based compensation	—	—	420,717	—	420,717	—	420,717
Issuance of restricted shares, net of forfeitures	(46,400)	(5)	(110,957)	—	(110,962)	—	(110,962)
Net Income	—	—	—	3,005,176	3,005,176	290,086	3,295,262
Balance at June 30, 2020	45,065,662	$4,507	$158,874,237	$8,946,381	$167,825,125	$73,141,525	$240,966,650

Balance at December 31, 2019	44,886,122	$4,489	$157,504,895	$12,736,580	$170,245,964	$72,825,710	$243,071,674
Share-based compensation			1,523,486		1,523,486		1,523,486
Issuance of restricted shares, net of forfeitures	179,540	18	(154,144)		(154,126)		(154,126)
Net (Loss) Income				(3,790,199)	(3,790,199)	315,815	(3,474,384)
Balance at June 30, 2020	45,065,662	$4,507	$158,874,237	$8,946,381	$167,825,125	$73,141,525	$240,966,650

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2019	44,504,090	$4,450	$156,621,001	$9,439,753	$166,065,204	$72,457,398	$238,522,602
Share-based compensation	—	—	370,908	—	370,908	—	370,908
Issuance of restricted shares, net of forfeitures	(52,150)	(5)	(136,148)	—	(136,153)	—	(136,153)
Distribution to Non-Controlling Interests						(4,666,665)	(4,666,665)
Common Stock Dividend				(1,555,818)	(1,555,818)		(1,555,818)
Net income	—	—	—	4,032,501	4,032,501	1,126,565	5,159,066
Balance at June 30, 2019	44,451,940	$4,445	$156,855,761	$11,916,436	$168,776,642	$68,917,298	$237,693,940

Balance at December 31, 2018	43,998,560	4,400	155,946,452	5,737,199	161,688,051	71,678,946	233,366,997
Share-based compensation	—	—	1,045,507	—	1,045,507	—	1,045,507
Issuance of restricted shares, net of forfeitures	453,380	45	(136,198)	—	(136,153)	—	(136,153)
Distribution to Non-Controlling Interests	—	—	—	—	—	(4,666,665)	(4,666,665)
Common Stock Dividend	—	—	—	(1,555,818)	(1,555,818)	—	(1,555,818)
Net Income	—	—	—	7,735,055	7,735,055	1,905,017	9,640,072
Balance at June 30, 2019	44,451,940	$4,445	$156,855,761	$11,916,436	$168,776,642	$68,917,298	$237,693,940

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net (loss) income	$(3,474,384)	$9,640,072
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	8,587,958	8,868,515
Amortization of deferred financing costs	346,985	365,564
Amortization of prepaid rent	61,136	59,299
Unrealized loss (gain) on derivative instruments	1,512,777	(2,504,957)
Gain from equity method investee	(795,988)	(247,312)
Earnings attributable to non-controlling interest recorded as interest expense	28,166	—
(Recovery) provision for doubtful accounts	(185,331)	320,491
Loss on impairment of vessels	1,801,039	—
Loss on sale of vessel	219,485	—
Drydocking costs	(2,882,109)	(1,545,094)
Share-based compensation	1,523,486	1,045,507
Change in operating assets and liabilities:
Accounts receivable	10,296,790	7,984,657
Bunker inventory	9,352,691	1,775,598
Advance hire, prepaid expenses and other current assets	3,991,371	(1,821,751)
Accounts payable, accrued expenses and other current liabilities	(14,444,003)	1,546,305
Deferred revenue	(9,033,002)	(5,902,610)
Net cash provided by operating activities	6,907,067	19,584,284

Investing activities
Purchase of vessels and vessel improvements	(1,652,366)	(25,557,060)
Investment in newbuildings in-process	(33,445)	(7,657,000)
Purchase of fixed assets and equipment	(7,801)	(281,011)
Proceeds from sale of vessels	8,099,667	—
Purchase of derivative instrument	(628,000)	—
Net cash provided by (used in) investing activities	5,778,055	(33,495,071)

Financing activities
Proceeds from long-term debt	—	14,000,000
Payments of related party debt	—	(1,691,964)
Payments of financing fees and debt issuance costs	(149,118)	(277,577)
Payments of long-term debt	(6,568,134)	(12,242,949)
Proceeds from finance leases	—	13,000,000
Dividends paid to non-controlling interests	—	(4,666,665)
Payments of finance lease obligations	(9,091,570)	(2,908,693)
Accrued common stock dividends paid	(536,461)	(3,754,985)
Cash paid for incentive compensation shares relinquished	(154,126)	—
Contributions from non-controlling interest recorded as long-term liability	322,750	—
Payments to non-controlling interest recorded as long-term liability	(70,487)	—
Net cash (used in) provided by financing activities	(16,247,146)	1,457,167

Net decrease in cash, cash equivalents and restricted cash	(3,562,024)	(12,453,620)
Cash, cash equivalents and restricted cash at beginning of period	53,055,091	56,114,735
Cash, cash equivalents and restricted cash at end of period	$49,493,067	$43,661,115

Supplemental cash flow information
Cash and cash equivalents	$46,993,067	$41,161,115
Restricted cash	2,500,000	2,500,000
	$49,493,067	$43,661,115

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

At June 30, 2020, the Company owns two Panamax, two Ultramax Ice Class 1C, and eight Supramax drybulk vessels. The Company also owns one-third of Nordic Bulk Holding Company Ltd. (“NBHC”), a consolidated joint venture with a fleet of six Panamax Ice Class 1A drybulk vessels and has a 50% interest in the owner of a deck barge.

Recent Events

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus strain, or COVID-19, to be a pandemic. The COVID-19 pandemic (“COVID-19”) is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Management continues to evaluate the impact of COVID-19 on the industry and its business. At present, the surge in cases has slowed, or is under control, in many countries around the world, especially those that are core to the dry bulk industry. However it is not possible to forecast the virus spread in the future or ascertain the overall impact of COVID-19 on the Company’s financial position and results of its operations. An increase in the severity or duration or a resurgence of COVID-19 could have a material adverse effect on the Company’s business, results of operations, cash flows and financial condition. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Certain reclassifications have been made to prior periods to conform to current period presentation. There was no impact on total operating expenses or net income (loss) resulting from these reclassifications.
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

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	June 30, 2020	December 31, 2019
	(unaudited)
Money market accounts – cash equivalents	$34,778,166	$32,150,342
Cash (1)	12,214,901	18,404,749
Total cash and cash equivalents	$46,993,067	$50,555,091
Restricted cash	2,500,000	2,500,000
Total cash, cash equivalents and restricted cash	$49,493,067	$53,055,091

(1) Consists of cash deposits at various major banks.

Restricted cash at June 30, 2020 and December 31, 2019 consists of $2.5 million held by the facility agent as required by the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd., Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd., and Bulk Nordic Oshima Ltd. – Dated September 28, 2015 - Amended and Restated Loan Agreement. $1,000,000 restricted cash was reclassified to current assets due to the balloon payments related to the Bulk Nordic Odyssey Ltd. and Bulk Nordic Orion Ltd. tranches due in September of 2020.

Advance hire, prepaid expenses and other current assets were comprised of the following:

	June 30, 2020	December 31, 2019
	(unaudited)
Advance hire	$4,462,379	$3,985,826
Prepaid expenses	2,813,696	4,924,557
Accrued receivables	3,869,769	6,466,068
Margin deposit	2,023,596	269,379
Other current assets	2,406,002	3,124,995
	$15,575,442	$18,770,825

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	June 30, 2020	December 31, 2019
	(unaudited)
Accounts payable	$16,898,441	$24,173,291
Accrued expenses	7,077,145	14,883,555
Derivative liabilities	1,356,850	472,073
Other accrued liabilities	1,195,842	444,716
	$26,528,278	$39,973,635

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

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending June 30, 2020, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

Leases under ASC 842

At June 30, 2020, the Company had six vessels chartered to customers under time charters that contain leases. These six leases varied in original length from 1 day to 72 days. At June 30, 2020, lease payments due under these arrangements totaled approximately $1,611,000 and each of the time charters were due to be completed in 70 days or less. The Company does not have any sales-type or direct financing leases.

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

NOTE 3 - FIXED ASSETS

At June 30, 2020, the Company owned eighteen dry bulk vessels including three financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	June 30,	December 31,
	2020	2019
Owned vessels	(unaudited)
m/v BULK PANGAEA	$14,312,159	$14,988,076
m/v BULK NEWPORT	12,470,458	12,975,767
m/v NORDIC ODYSSEY (3)	22,232,766	22,897,029
m/v NORDIC ORION (3)	23,100,663	23,688,812
m/v NORDIC OSHIMA (3)	27,646,301	28,325,078
m/v NORDIC ODIN (3)	28,060,270	28,094,764
m/v NORDIC OLYMPIC (3)	27,983,056	27,931,771
m/v NORDIC OASIS (3)	28,609,980	29,190,935
m/v BULK ENDURANCE	24,531,184	25,037,775
m/v BULK FREEDOM	9,806,141	8,269,777
m/v BULK PRIDE	13,028,499	12,996,311
m/v BULK SPIRIT	12,896,925	12,867,060
m/v BULK INDEPENDENCE	14,138,559	14,000,946
m/v BULK FRIENDSHIP	13,741,877	14,052,500
MISS NORA G PEARL (4)	3,385,815	3,609,851
	275,944,653	278,926,452
Other fixed assets, net	2,438,406	2,548,405
Total fixed assets, net	$278,383,059	$281,474,857

Right of Use Assets
m/v BULK DESTINY	$21,060,499	$21,484,733
m/v BULK BEOTHUK (1) (2)	—	6,589,537
m/v BULK TRIDENT	11,802,319	12,095,727
m/v BULK PODS	$13,397,164	13,445,308
	$46,259,982	$53,615,305

(1) In January 2020 the Company completed an early buy-out of the lease for a purchase price of $5.5 million.
(2) On June 29, 2020, the Company entered into a memorandum of agreement to sell the Bulk Beothuk, a 2002-built Supramax vessel, to a third party for $4.6 million less a broker commission payable to a third party. The vessel assets were classified as held for sale in the Consolidated Balance Sheet as of June 30, 2020.
(3) Vessels are owned by Nordic Bulk Holding Company Ltd. (“NBHC”), a consolidated joint venture which the Company has one-third of ownership.
(4) Venture Barge is owned by a 50% owned consolidated subsidiary.
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

On June 29, 2020 the Company entered into an agreement to sell the Bulk Beothuk for $4.6 million, the sale was finalized and the vessel delivered to its new owner on August 4, 2020. A loss on impairment of $1.8 million was recorded in the second quarter of 2020 when the Memorandum of Agreement was signed. As the carrying value of the assets exceeded the fair value, the Company concluded it constituted a triggering event requiring assessment of impairment for its long-lived assets as of June 30, 2020. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amount and as such, no additional loss on impairment was recognized.

NOTE 4 - DEBT

Long-term debt consists of the following:

	June 30, 2020	December 31, 2019	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Loan Agreement (2)	26,966,300	28,466,300	4.06%	January 2022
Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. Loan Agreement (2) (3)	11,354,406	12,854,405	3.77%	September 2020
Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2) (4)	12,754,295	13,504,295	2.56%	September 2021
Bulk Nordic Oasis Ltd. Loan Agreement	14,750,000	15,500,000	4.30%	December 2021
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (5)
Bulk Nordic Six Ltd. - Tranche A	12,766,663	13,299,997	3.69%	May 2024
Bulk Nordic Six Ltd. - Tranche B	2,720,000	2,850,000	2.97%	May 2024
Bulk Pride - Tranche C	5,750,000	6,300,000	4.69%	May 2024
Bulk Independence - Tranche E	13,000,000	13,500,000	2.84%	May 2024
Bulk Freedom Loan Agreement	3,500,000	3,800,000	4.06%	June 2022
109 Long Wharf Commercial Term Loan	648,466	703,266	3.69%	April 2026
Total	$104,210,130	$110,778,263
Less: unamortized bank fees	(3,940,004)	(4,137,872)
	$100,270,126	$106,640,391
Less: current portion	(21,490,674)	(22,990,674)
Secured long-term debt, net	$78,779,452	$83,649,717

(1)As of June 30, 2020.
(2)The borrower under this facility is NBHC, of which the Company and its joint venture partners, STST and ASO2020, each own one-third. NBHC is consolidated in accordance with ASC 810-10 and as such, amounts pertaining to the non-controlling ownership held by these third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets.
(3)Interest on 50% of the advances to Bulk Nordic Odyssey and Bulk Nordic Orion was fixed at 4.24% in March 2017 and Interest on the remaining advances is floating at LIBOR plus 2.40%. The Company plans to refinance or pay off the balloon payments of $11.4 million maturing in September of 2020.
(4)Interest on 50% of the advance to Bulk Nordic Oshima was fixed at 4.16% in January 2017 and Interest on the remaining advance is floating at LIBOR plus 2.25%.
(5)This facility is cross-collateralized by the vessels m/v Bulk Endurance, m/v Bulk Pride, and m/v Bulk Independence and is guaranteed by the Company.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
(unaudited)
2020 (remainder of the year)	$16,422,540
2021	33,140,563
2022	28,602,568
2023	3,536,268
2024	22,352,925
Thereafter	155,266
$104,210,130

Financial Covenants

Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of June 30, 2020 and December 31, 2019.

NOTE 5 - DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Forward freight agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically forward freight agreements (FFAs). These economic hedges do not usually qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of FFAs at June 30, 2020 and December 31, 2019 were liabilities of approximately $31,590 and $150,000, respectively, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the FFAs during the three months ended June 30, 2020 and 2019 are gains of approximately $104,000 and $557,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of income. The change in the aggregate fair value of the FFAs during the six months ended June 30, 2020 and 2019 are gains of approximately $118,170 and $117,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of income.

Fuel Swap Contracts

The Company continuously monitors the market volatility associated with bunker prices and seeks to reduce the risk of such volatility through a bunker hedging program. The Company enters into fuel swap contracts that are not designated for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The aggregate fair value of these fuel swaps at June 30, 2020 and December 31, 2019 are liabilities of approximately $1,509,000 and $322,000, respectively, which are included in other current liabilities on the consolidated balance sheets. The change in the aggregate fair value of the fuel swaps during the three months ended June 30, 2020 and 2019 are a gain of approximately $1,364,000 and a loss of approximately $342,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of income. The change in the aggregate fair value of the fuel swaps during the six months ended June 30, 2020 and 2019 are a loss of approximately $1,187,000 and a gain of approximately $2,388,000, respectively, which are included in unrealized gain (loss) on derivative instruments in the accompanying consolidated statements of income.

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
The following table summarizes these derivative instruments as of June 30, 2020.

				Fair Value		Notional Amount
Interest Rate Derivative	Effective Date	Maturity Date	Interest Rate Strike	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Interest rate cap contract - 1	November 15, 2020	April 30, 2026	3.25%	$38,870	$—	$5,742,750	$—
Interest rate cap contract - 2	December 15, 2020	May 31, 2026	3.25%	$40,743	$—	$5,742,750	$—
Interest rate cap contract - 3	May 15, 2021	November 30, 2026	3.25%	$52,278	$—	$5,654,336	$—
Interest rate cap contract - 4	May 15, 2021	November 30, 2026	3.25%	$52,278	$—	$5,654,336	$—
Total				$184,169

These interest rate cap agreements do not qualify for hedge accounting treatment and, accordingly, we record the fair value of the agreements as an asset or liability and the change as income or expense during the period in which the change occurs. For the three and six months ended June 30, 2020, the Company recorded losses of $63,921 and 443,831, respectively, related to changes in the fair value of the interest rate cap contracts.

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

Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

	Balance at
	June 30, 2020	Level 1	Level 2	Level 3
	(unaudited)
Margin accounts	$2,023,596	$2,023,596	$—	$—
Fuel swaps	$(1,509,429)	$—	$(1,509,429)	$—
Freight forward agreements	$(31,590)	$—	$(31,590)	$—
Interest Rate Derivative	$184,169		$184,169	$—

	Balance at December 31, 2019	Level 1	Level 2	Level 3
Margin accounts	$269,379	$269,379	$—	$—
Fuel swaps	$(322,313)	$—	$(322,313)	$—
Freight forward agreements	$(149,760)	$—	$(149,760)	$—

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2019	Activity	June 30, 2020
			(unaudited)
Included in trade accounts receivable and voyage revenue on the consolidated balance sheets and statements of income, respectively:
Trade receivables due from King George Slag (i)	$457,629	$(129,999)	$327,630

Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables) (ii)	5,679,768	1,233,527	6,913,295

Included in current related party debt on the consolidated balance sheets:
Interest payable - 2011 Founders Note	332,987	(90,135)	242,852
Total current related party debt	$332,987	$(90,135)	$242,852

i.King George Slag LLC is a joint venture of which the Company owns 25%
ii.Seamar Management S.A. ("Seamar")

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three months ended June 30, 2020 and 2019, the Company incurred technical management fees of approximately $655,000 and $793,000, respectively, under this arrangement. During six months ended June 30, 2020 and 2019, the Company incurred technical management fees of approximately $1,363,000 and $1,510,000, respectively, under this arrangement. The total amounts payable to Seamar at June 30, 2020 and December 31, 2019 were approximately $6,913,000 and $5,680,000, respectively.

Dividends payable to related parties consist of the following:

2013 common stock dividend
Balance at December 31, 2019	$478,359
Paid in cash	(478,359)
Balance at June 30, 2020	$—

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company's leases are secured by the assignment of earnings and insurances and by guarantees of the Company.

Vessel Acquisition Accounted for as a Finance Lease (in accordance with previous accounting guidance - ASC 840)

The selling price of the m/v Bulk Destiny to the new owner (lessor) was $21.0 million and the fair value of the vessel at the inception of the lease was $24.0 million. The difference between the selling price and the fair value of the vessel was recorded as prepaid rent and is being amortized over the 25 year estimated useful life of the vessel. Prepaid rent is included in finance lease right of use assets (previously "vessels under capital lease") on the consolidated balance sheet at June 30, 2020. Minimum lease payments fluctuate based on three-month LIBOR and are payable quarterly over the seven year lease term, with a purchase obligation of $11.2 million due with the final lease payment in January 2024. Interest is floating at LIBOR plus 2.75% (4.12% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

The selling price of the m/v Bulk Beothuk was $7.0 million and the fair value was estimated to be the same. The lease is payable at $3,500 per day every fifteen days over the five year lease term, and a balloon payment of $4.0 million is due with the final lease payment in June 2022. The implied interest rate at inception was 11.83%. In January 2020 the Company completed an early buy-out of the lease for a purchase price of $5.5 million. On June 29, 2020, the Company signed a memorandum of agreement to sell the Bulk Beothuk for $4.6 million after brokerage commissions. The Company recorded an impairment charge of $1.8 million, and recorded the carrying amount of the vessel as vessels held for sale in its Consolidated Balance Sheet as of June 30, 2020.

The selling price of the m/v Bulk Trident was $13.0 million and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (2.06% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

The selling price of the m/v Bulk PODS was $14.8 million and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (2.00% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

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

Vessel Newbuildings

During second and third quarter of 2019, the Company entered into two vessel newbuilding contracts to build four new high ice class post-panamax 95,000 dwt dry bulk vessels. The new vessels, with a building cost of approximately between $37.7 million to $38.3 million each, are expected to be delivered in 2021. As of June 30, 2020, the Company has made deposits of $15.4 million for the four new vessels. The second installments of 20% are due and payable upon launching of the vessels and the final payments are due upon delivery of the vessels.

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

The Company leases office space for its Singapore operations. At June 30, 2020, the remaining lease term is fourteen months.

For the three and six months ended June 30, 2020 and 2019, the Company recognized approximately $52,000 and $104,000, respectively, as lease expense for office leases in General and Administrative Expenses.

Future minimum lease payments under finance leases with initial or remaining terms in excess of one year at June 30, 2020 were:

Year ending December 31,
2020	$4,894,152
2021	9,660,670
2022	9,516,509
2023	9,371,813
2024	26,119,332
Thereafter	13,024,453
Total minimum lease payments	$72,586,929
Less imputed interest	11,631,074
Present value of minimum lease payments	60,955,855
Less current portion	6,927,362
Long-term portion	$54,028,493

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

NOTE 8 - OTHER LONG-TERM LIABILITIES

In September 2019, the Company entered into an LLC agreement for the formation of Nordic Bulk Partners LLC (“NBP”), that, at inception is owned 75% by the Company and 25% by an independent third party. NBP was established for the purpose of constructing and owning four new-build ice class post panamax vessels. During the construction phase of the vessel, the third party has committed to contribute additional funding and ultimately own 50% of NBP at the time of delivery of the new-build ice class post panamax vessels. The agreement contains both put and call option provisions. Accordingly, the Company may be obligated, pursuant to the put option, or entitled pursuant to the call option, to purchase the third party's interest in NBP beginning any time after September 2026. The put option and call option are at fixed prices which are not significantly different from each other, starting at $4.0 million per vessel on the fourth anniversary from completion and delivery of each vessel and declining to $3.7 million per vessel on or after the seventh anniversary from completion and delivery of each vessel. If neither put nor call option is exercised, the Company is obligated to purchase the vessels from NBP at a fixed price. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has recorded the third party's interest in NBP of $5.1 million in Long term liabilities - Other at June 30, 2020. Earnings attributable to the third party’s interest in NBP are recorded in Interest expense, net, which resulted in additional interest expenses of $55,809 and $28,166, respectively, for the three and six months ended June 30, 2020.

NOTE 9 - SUBSEQUENT EVENTS

On June 29, 2020, the Company entered into a memorandum of agreement to sell the Bulk Beothuk, a 2002-built Supramax vessel, to a third party for $4.6 million less a broker commission payable to a third party. The vessel was delivered to its new owner on August 4, 2020.

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

Selected Financial Information

(in thousands, except for shipping days data and per share data) (figures may not foot due to rounding)	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Selected Financial Data
Voyage revenue	$66,857	$77,430	$153,381	$143,281
Charter revenue	3,539	5,861	12,895	19,553
Total revenue	70,396	83,291	166,276	162,834
Voyage expense	31,758	37,224	79,554	69,399
Charter hire expense	15,204	18,317	47,529	43,265
Vessel operating expenses	9,325	11,075	19,259	20,829
Total cost of transportation and service revenue	56,287	66,616	146,342	133,493
Vessel depreciation and amortization	4,328	4,456	8,525	8,797
Gross Profit	9,781	12,219	11,410	20,546
Other operating expenses	3,890	5,395	7,929	9,464
Loss on impairment of vessels	1,801	—	1,801	—
Loss on sale of vessels	297	—	219	—
Income from operations	3,793	6,824	1,461	11,081
Total other expense, net	(498)	(1,665)	(4,934)	(1,441)
Net income (loss)	3,295	5,159	(3,473)	9,640
Income attributable to non-controlling interests	(290)	(1,127)	(316)	(1,905)
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$3,005	$4,033	$(3,789)	$7,735

Net income (loss) from continuing operations per common share information
Basic net income (loss) per share	$0.07	$0.09	$(0.09)	$0.18
Diluted net income (loss) per share	$0.07	$0.09	$(0.09)	$0.18
Weighted-average common shares Outstanding - basic	43,446	42,768	43,443	42,685
Weighted-average common shares Outstanding - diluted	43,446	43,293	43,443	43,202

Adjusted EBITDA (1)	$10,658	$11,686	$13,591	$20,996

Shipping Days (2)
Voyage days	3,175	3,053	6,800	5,958
Time charter days	425	509	1,376	1,542
Total shipping days	3,600	3,562	8,176	7,500

TCE Rates ($/day)	$10,733	12,933	10,607	12,458

	June 30, 2020	December 31, 2019
Selected Data from the Consolidated Balance Sheets
Cash, restricted cash and cash equivalents	$49,493	$53,055
Total assets	$439,511	$479,903
Total secured debt, including finance leases liabilities	$161,226	$176,688
Total shareholders' equity	$240,967	$243,072

	For the six months ended June 30,
	2020	2019
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$6,907	$19,584
Net cash provided by (used in) investing activities	$5,778	$(33,495)
Net cash (used in) provided by financing activities	$(16,247)	$1,457

(1)Adjusted EBITDA represents operating earnings before interest expense, income taxes, depreciation and amortization, loss on sale and leaseback of vessels, share-based compensation and other non-operating income and/or expense, if any. Adjusted EBITDA is included because it is used by management and certain investors to measure operating performance and is also reviewed periodically as a measure of financial performance by Pangaea's Board of Directors. Adjusted EBITDA is not an item recognized by the generally accepted accounting principles in the United States of America, or U.S. GAAP, and should not be considered as an alternative to net income, operating income, or any other indicator of a company's operating performance required by U.S. GAAP. Pangaea’s definition of Adjusted EBITDA used here may not be comparable to the definition of EBITDA used by other companies.

(2)Shipping days are defined as the aggregate number of days in a period during which its owned or chartered-in vessels are performing either a voyage charter (voyage days) or time charter (time charter days).

The reconciliation of gross profit to net transportation and service revenue and income from operations to Adjusted EBITDA is as follows:

(in thousands, figures may not foot due to rounding)	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019		2020	2019
Net Transportation and Service Revenue (3)
Gross Profit	$9,781	$12,219		$11,410	$20,546
Add:
Vessel Depreciation and Amortization	4,328	4,456		8,525	8,797
Net transportation and service revenue	$14,109	$16,675		$19,935	$29,343

Adjusted EBITDA
Income from operations	$3,793	$6,824		$1,460	$11,081
Depreciation and amortization	4,346	4,491	4,346	8,588	8,869
Loss on impairment of vessels	1,801	—		1,801	—
Loss on sale of vessels	297	—		219	—
Share-based compensation	421	371		1,523	1,046
Adjusted EBITDA	$10,658	$11,686		$13,591	$20,996

(3) Net transportation and service revenue represents total revenue less the total direct costs of transportation and services, which includes charter hire, voyage and vessel operating expenses. Net transportation and service revenue is included because it is used by management and certain investors to measure performance by comparison to other logistic service providers. Net transportation and service revenue is not an item recognized by the generally accepted accounting principles in the United States of America, or U.S. GAAP, and should not be considered as an alternative to net income, operating income, or any other indicator of a company's operating performance required by U.S. GAAP. Pangaea’s definition of net transportation and service revenue used here may not be comparable to an operating measure used by other companies.

Business Overview

The dry bulk sector of the transportation and logistics industry is cyclical and can be volatile due to changes in supply of vessels and demand for transportation of dry bulk commodities. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 979 for the second quarter of 2020, down from an average of 1,154 for the comparable quarter of 2019. More specifically, and reflecting the composition of the Company's fleet, the average published market rates for Supramax and Panamax vessels decreased approximately 36% from an average of $8,665 in second quarter of 2019 to $5,548 in the same period of 2020. We have historically experienced fluctuations in our results of operations on a quarterly and annual basis. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including competition and seasonality.

Although our trades are not heavily focused on China, the dry bulk sector of the shipping industry is closely correlated to economic activity in China, which was the first country to be impacted by the novel coronavirus or COVID-19. This resulted in closures and an overall contraction in China's economic output in January and February. By March, China began to loosen restrictions and show some signs of economic recovery which resulted in a slight rebound in the BDI. However also in early March, the global spread of the virus accelerated especially in parts of Europe and the United States resulting in various forms of nationwide shut downs. Global economic output continues to be impacted by the COVID-19 pandemic as evidenced by contraction in many countries annualized gross domestic product reported in the second quarter of 2020. The continued implications of these shutdowns on the demand for dry bulk goods will be highly dependent on the duration and how quickly various countries can return to normal levels of industrial activity, which is uncertain.

Given the uncertainties of the COVID-19 pandemic, we have taken steps to manage and reduce operating costs, further enhance our financial flexibility, and protect the health and safety of our crew and shore based employees. Consistent with our chartering strategy we have redelivered chartered-in vessels when possible and continue to charter in new vessels, when needed, for short term period to limit our exposure to further declines in the market and to reduce our time charter expenses in future periods. Further, we have temporarily suspended our dividend to maintain a strong liquidity position for eventual market recovery. We have implemented stricter protocols around crew changes, and required quarantine periods, and shore based employees in our Newport, Copenhagen, Singapore and Athens continue to comply with local and international guidelines as we begin to return to our office locations.

Quarterly TCE Performance

The Company's TCE rates were down 17% from $12,933 for the three months ended June 30, 2019 to $10,733 for the three months ended June 30, 2020. The Company's achieved TCE rates continued to outperform against the average of the Baltic panamax and supramax market indexes and exceeded the average market rates by approximately 93% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet and its cargo-focused strategy.

2nd Quarter Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was approximately $3.0 million for three months ended June 30, 2020 as compared to approximately $4.0 million net income for the same period of 2019.
•Diluted net income per share was $0.07 for three months ended June 30, 2020 compared to $0.09 for the same period of 2019.
•Pangaea's TCE rates were $10,733 for the three months ended June 30, 2020 and $12,933 for the three months ended June 30, 2019 while the market average for the second quarter of 2020 was approximately $5,548, giving the Company an overall average premium over market rates of approximately $5,185 or 93%. The Company's long-term COAs, cargo focus, and specialized fleet give rise to this premium.
•Total revenue decreased to $70.4 million for the three months ended June 30, 2020, from $83.3 million for the three months ended June 30, 2019 due to lower average TCE rates in the market.
•At the end of the quarter, Pangaea had $49.5 million in cash, restricted cash and cash equivalents.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the three months ended June 30, 2020 was $70.4 million, compared to $83.3 million for the same period in 2019, a 15% decrease. The decrease in revenues was primarily due to lower average TCE rates earned as discussed above. However the total number of shipping days increased 1% to 3,600 in the three months ended June 30, 2020, compared to 3,562 for the same period in 2019.

Components of revenue are as follows:

Voyage revenues decreased by 14% for the three months ended June 30, 2020 to $66.9 million compared to $77.4 million for the same period in 2019. The decrease in voyage revenues was primarily due to lower average TCE rates, as discussed above. The number of voyage days increased by 4% to 3,175 days for the three months ended June 30, 2020 as compared 3,053 days for the same period in 2019.

Charter revenues decreased to $3.5 million from $5.9 million, or 40%, for the three months ended June 30, 2020 compared to the same period in 2019. The decrease in charter revenues was due to a decrease in drybulk market rates and a decline in time charter days which were down 17% to 425 in the second quarter of 2020 from 509 in the second quarter of 2019. The optionality of our chartering strategy allows the Company to selectively release excess tonne-days, if any, into the market under time charters arrangements.
Voyage Expenses

Voyage expenses for the three months ended June 30, 2020 were $31.8 million, compared to $37.2 million for the same period in 2019, a decrease of approximately 15%. The decrease was primarily due to a decrease in bunker expenses as a result of the COVID-19 triggered decline in market prices for bunkers in the second quarter of 2020 compared to the second quarter of 2019.

Charter Hire Expenses

Charter hire expenses for the three months ended June 30, 2020 were $15.2 million, compared to $18.3 million for the same period in 2019, a 17% decrease. This was due to a decrease in chartered-in rate from $10,515 per day for three months ended June 30, 2019 to $7,690 per day for the three months ended June 30, 2020, despite the increase in the number of chartered-in days. The number of chartered-in days increased 13% from 1,742 days in the three months ended June 30, 2019 to 1,977 days for the three months ended June 30, 2020. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the three months ended June 30, 2020 were $9.3 million, compared to $11.1 million for the same period in 2019, a decrease of approximately 16%. Excluding technical management fees, vessel operating expenses on a per day basis were $5,167 for the three months ended June 30, 2020 and $5,398 for the three months ended June 30, 2019. The decrease in vessel operating expenses was primarily due to a decrease in owned days resulting from the sale of vessels in 2020. Technical management fees were approximately $0.9 million and $1.0 million during the three months ended June 30, 2020 and 2019, respectively.

General and Administrative Expenses

General and administrative expenses were $3.9 million and $5.4 million for the three months ended June 30, 2020 and 2019, respectively. This is primarily due to a reduction in the amount recognized for incentive compensation.

Income from Operations

The Company had income from operations of $3.8 million for the three months ended June 30, 2020 as compared to income from operations of $6.8 million for the three months ended June 30, 2019. This is primarily due to an impairment charge of $1.8 million and loss on sale of vessels of $0.3 million for the three months ended June 30, 2020 as well as a slight decrease in gross profit.

Unrealized (loss) gain on derivative instruments

The Company incurred gains on bunker swaps of approximately $1,364,000 and losses on forward freight agreements (FFAs) of approximately $32,000 in the three months ended June 30, 2020 as compared to losses of approximately $342,000 on bunker swaps and gains of approximately $557,000 on FFAs in the three months ended June 30, 2019. The fair value loss on interest rate derivative was approximately $64,000 for the three months ended June 30, 2020. These result from changes in the fair value of the derivatives at the respective balance sheet dates.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters, which are discussed below. Total revenue for the six months ended June 30, 2020 was $166.3 million, compared to $162.8 million for the same period in 2019, as the total number of shipping days increased 9% to 8,176 in the six months ended June 30, 2020, compared to 7,500 for the same period in 2019. The average TCE rate earned by the Company decreased 15% to $10,607 per day in the six months ended June 30, 2020 from $12,458 per day for the same period in 2019, however the rate outperformed against the average of the Baltic panamax and supramax market by approximately 80%.

Components of revenue are as follows:

Voyage revenues increased by 7% for the six months ended June 30, 2020 to $153.4 million compared to $143.3 million for the same period in 2019. The increase in voyage revenues was primarily due to the increase in voyage days from 5,958 to 6,800, or 14%, for the six months ended June 30, 2019 compared to the same period in 2020. This was offset by lower average TCE rates, as discussed above.

Charter revenues decreased to $12.9 million from $19.6 million, or 34%, for the six months ended June 30, 2020 compared to the same period in 2019. The decrease in charter revenues was due to a decrease in drybulk market rates and time charter days which were down 11%, to 1,376 for the six months ended June 30, 2020, from 1,542 for the same period in 2019. The optionality of our chartering strategy allows the Company to selectively release excess tonne-days, if any, into the market under time charters arrangements.
Voyage Expenses

Voyage expenses for the six months ended June 30, 2020 were $79.6 million, compared to $69.4 million for the same period in 2019, an increase of approximately 15%. The increase in voyage expense was primarily due to a 14% increase in voyage days for the six months ended June 30, 2020.

Charter Hire Expenses

Charter hire expenses for the six months ended June 30, 2020 were $47.5 million, compared to $43.3 million for the same period in 2019, a 10% increase. This was primarily due to a 26% increase in the number of chartered-in days from 3,962 for the six months ended June 30, 2019 to 4,980 for the six months ended June 30, 2020. The Company's flexible charter-in strategy allows it to supplement the its owned fleet with short term chartered-in tonnage at prevailing market prices, which decreased significantly in 2020, reducing the Company's charter hire expenses on the additional chartered-in days.

Vessel Operating Expenses

Vessel operating expenses for the six months ended June 30, 2020 were $19.3 million, compared to $20.8 million for the same period in 2019, a decrease of approximately 8%, due to a decrease in owned days decreased by approximately 11% resulting from the sale of vessels in 2020. Excluding technical management fees, vessel operating expenses on a per day basis were $5,198 for the six months ended June 30, 2020 and $5,254 for the six months ended June 30, 2019. Technical management fees were approximately $1.8 million and $1.9 million during the six months ended June 30, 2020 and 2019, respectively.

General and Administrative Expenses

General and administrative expenses were $7.9 million and $9.4 million for the six months ended June 30, 2020 and 2019, respectively. This is due to timing of recognition of incentive compensation.

Income from Operations

The Company had income from operations of $1.5 million for the six months ended June 30, 2020 as compared to income from operations of $11.1 million for the six months ended June 30, 2019. This is primarily due to the decrease in the Company's gross profit due to relative increase in voyage expenses and charter hire expenses as discussed above, as well as an impairment charge of $1.8 million and loss on sale of vessels of $0.3million for the six months ended June 30, 2020.

Unrealized (loss) gain on derivative instruments

The Company incurred losses on bunker swaps of approximately $1,187,000 and gains on forward freight agreements (FFAs) of approximately $118,000 in the six months ended June 30, 2020, as compared to unrealized gains of approximately $2,388,000 on bunker swaps and gains of approximately $117,000 on FFAs in the six months ended June 30, 2019. The fair value loss on interest rate derivative was approximately $444,000 for the six months ended June 30, 2020. These result from changes in the fair value of the derivatives at the respective balance sheet dates.

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

On June 29, 2020 the Company entered into an agreement to sell the Bulk Beothuk for $4.6 million, the sale was finalized and the vessel delivered to its new owner on August 4, 2020. A loss on impairment of $1.8 million was recorded in the second quarter of 2020 when the Memorandum of Agreement was signed. As the carrying value of the assets exceeded the fair value, the Company concluded it constituted a triggering event requiring assessment of impairment for its long-lived assets as of June 30, 2020. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amount and as such, no additional loss on impairment was recognized.

Liquidity and Capital Resources

The Company has historically financed its capital requirements with cash flow from operations, proceeds from related party debt, proceeds from long-term debt and finance leases, and through a private placement of common stock. The Company may consider additional debt and equity financing alternatives in the future. As a result, the Company may not be able to pursue opportunities to expand its business. At June 30, 2020 and December 31, 2019, the Company had working capital of $37.3 million and $37.1 million, respectively.

Operating Activities

Operating cash flows during the six months ended June 30, 2020 resulted in a net inflow of $6.9 million compared to a net inflow of $19.6 million during the same period of 2019. The decrease primarily resulted from the decrease in income from operations as well as changes in operating assets and liabilities during the six months ended June 30, 2020.

Investing Activities

Investing cash flows during the six months ended June 30, 2020 was a net inflow of $5.8 million compared to a net outflow of $33.5 million during the same period of 2019. The increase was primarily due to the cash receipts from sale of two vessels during the six months ended June 30, 2020, as compared to the purchase of two vessels and deposits on newbuildings in-process during the six months ended June 30, 2019.

Financing Activities

Financing cash flows during the three months ended June 30, 2020 was a net outflow of $16.2 million compared to net inflow of $1.5 million during the same period of 2019. The Company accelerated the final installment of one of its finance leases during the six months ended June 30, 2020 compared to proceeds received of $13.0 million from a finance lease during the same period of 2019.

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

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. This includes installation of ballast water treatment systems required under new regulations, the cost of which will be approximately $0.5 million to $0.7 million per vessel. The Company has some flexibility regarding the timing of dry docking, but the total cost is unpredictable. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $2,882,000 and $1,545,000 in the six months ended June 30, 2020 and 2019, respectively. The Company expensed drydocking costs of approximately $83,000 and $78,018, respectively, in the six months ended June 30, 2020 and 2019.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at June 30, 2020 or December 31, 2019.

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

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the six months ended June 30, 2020.

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

The COVID-19 pandemic is dynamic and expanding, and its ultimate scope, duration and effects are uncertain. We expect that this pandemic, and any future epidemic or pandemic crises, could result in direct and indirect adverse effects on our industry and customers, which in turn may impact our business, results of operations and financial condition. Effects of the current pandemic include, or may include, among others:

•disruptions to our operations as a result of the potential health impact on our employees and crew, and on the workforces of our customers and business partners;
•disruptions to our business from, or additional costs related to, new regulations, directives or practices implemented in response to the pandemic, such as travel restrictions (including for any of our onshore personnel or any of our crew members to timely embark or disembark from our vessels), increased inspection regimes, hygiene measures (such as quarantining and physical distancing) or increased implementation of remote working arrangements;
•potential delays in the loading and discharging of cargo on or from our vessels, and any related off hire due to quarantine, worker health, or regulations, which in turn could disrupt our operations and result in a reduction of revenue;
•potential shortages or a lack of access to required spare parts for our vessels, or potential delays in any repairs to, scheduled or unscheduled maintenance or modifications, or drydocking of, our vessels, as a result of a lack of berths available by shipyards from a shortage in labor or due to other business disruptions;
•potential delays in vessel inspections and related certifications by class societies, customers or government agencies;
•potential reduced cash flows and financial condition, including potential liquidity constraints;
•reduced access to capital, including the ability to refinance any existing obligations, as a result of any credit tightening generally or due to continued declines in global financial markets, including to the prices of publicly-traded securities of us, our peers and of listed companies generally;
•a reduced ability to opportunistically sell any of our vessels on the second-hand market, either as a result of a lack of buyers or a general decline in the value of second-hand vessels;
•a decline in the market value of our vessels, which may cause us to (a) incur impairment charges or (b) breach certain covenants under our financing agreements (including our secured facility agreements and financial leases) relating to vessel-to-loan covenants; and
•potential deterioration in the financial condition and prospects of our customers, joint venture partners or business partners, or attempts by customers or third parties to invoke force majeure contractual clauses as a result of delays or other disruptions.
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
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2020.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)