Form 10-Q
period 2020-09-30
Pangaea Logistics Solutions Ltd.
filed 2020-11-12
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Common Stock, par value $0.0001 per share, 45,065,662 shares outstanding as of November 11, 2020.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$45,558,951	$50,555,091
Restricted cash	1,500,000	1,000,000
Accounts receivable (net of allowance of $1,697,961 and $1,908,841 at September 30, 2020 and December 31, 2019, respectively)	19,938,892	28,309,402
Bunker inventory	16,232,580	21,001,010
Advance hire, prepaid expenses and other current assets	22,422,135	18,770,825
Vessel held for sale	—	8,319,152
Total current assets	105,652,558	127,955,480

Restricted cash	1,000,000	1,500,000
Fixed assets, net	275,616,572	281,474,857
Investment in newbuildings in-process	15,390,635	15,357,189
Finance lease right of use assets, net	45,732,947	53,615,305
Total assets	$443,392,712	$479,902,831

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$39,092,634	$39,973,635
Related party debt	242,852	332,987
Deferred revenue	10,387,175	14,376,394
Current portion of secured long-term debt	31,619,969	22,990,674
Current portion of finance lease liabilities	6,952,635	12,549,208
Dividend payable	99,127	631,961
Total current liabilities	88,394,392	90,854,859

Secured long-term debt, net	65,513,329	83,649,717
Finance lease liabilities, net	52,277,654	57,498,217
Long-term liabilities - other - Note 8	10,062,268	4,828,364

Commitments and contingencies - Note 7

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 45,065,662 shares issued and outstanding at September 30, 2020; 44,886,122 shares issued and outstanding at December 31, 2019	4,507	4,489
Additional paid-in capital	159,265,939	157,504,895
Retained earnings	16,498,626	12,736,580
Total Pangaea Logistics Solutions Ltd. equity	175,769,072	170,245,964
Non-controlling interests	51,375,997	72,825,710
Total stockholders' equity	227,145,069	243,071,674
Total liabilities and stockholders' equity	$443,392,712	$479,902,831
 The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues:
Voyage revenue	$98,120,344	$103,806,391	$251,501,401	$247,087,805
Charter revenue	5,646,214	15,079,005	18,541,264	34,632,391
Total revenue	103,766,558	118,885,396	270,042,665	281,720,196
Expenses:
Voyage expense	40,729,271	45,102,602	120,283,093	114,501,121
Charter hire expense	34,969,551	41,980,065	82,498,729	85,244,779
Vessel operating expense	9,699,890	11,331,770	28,958,812	32,160,692
General and administrative	3,691,963	2,768,253	11,557,594	12,160,924
Depreciation and amortization	4,230,302	4,652,563	12,818,260	13,521,078
Loss on impairment of vessels	—	—	1,801,039	—
Loss on sale of vessels	485,580	—	705,065	—
Total expenses	93,806,557	105,835,253	258,622,592	257,588,594

Income from operations	9,960,001	13,050,143	11,420,073	24,131,602

Other (expense) income:
Interest expense, net	(1,956,729)	(2,499,617)	(6,073,599)	(6,807,837)
Interest expense on related party debt	—	(10,902)	—	(48,938)
Unrealized gain (loss) on derivative instruments, net	(18,098)	(301,058)	(1,530,875)	2,203,899
Other income	301,543	180,194	996,734	580,106
Total other (expense), net	(1,673,284)	(2,631,383)	(6,607,740)	(4,072,770)

Net income	8,286,717	10,418,760	4,812,333	20,058,832
Income attributable to non-controlling interests	(734,472)	(2,097,200)	(1,050,287)	(4,002,217)
Net income attributable to Pangaea Logistics Solutions Ltd.	$7,552,245	$8,321,560	$3,762,046	$16,056,615

Earnings per common share:
Basic	$0.17	$0.19	$0.09	$0.38
Diluted	$0.17	$0.19	$0.09	$0.37

Weighted average shares used to compute earnings per common share:
Basic	43,488,241	42,817,933	43,393,764	42,729,775
Diluted	43,510,961	43,354,742	43,398,472	43,247,417

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2020	45,065,662	$4,507	$158,874,237	$8,946,381	$167,825,125	$73,141,525	$240,966,650
Share-based compensation	—	—	391,702	—	391,702	—	391,702
Acquisition of Non-Controlling Interest	—	—	—	—	—	(22,500,000)	(22,500,000)
Net Income	—	—	—	7,552,245	7,552,245	734,472	8,286,717
Balance at September 30, 2020	45,065,662	$4,507	$159,265,939	$16,498,626	$175,769,072	$51,375,997	$227,145,069

Balance at December 31, 2019	44,886,122	$4,489	$157,504,895	$12,736,580	$170,245,964	$72,825,710	$243,071,674
Share-based compensation	—	—	1,915,188	—	1,915,188	—	1,915,188
Acquisition of Non-Controlling Interest	—	—	—	—	—	(22,500,000)	(22,500,000)
Issuance of restricted shares, net of forfeitures	179,540	18	(154,144)	—	(154,126)	—	(154,126)
Net Income				3,762,046	3,762,046	1,050,287	4,812,333
Balance at September 30, 2020	45,065,662	$4,507	$159,265,939	$16,498,626	$175,769,072	$51,375,997	$227,145,069

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2019	44,451,940	$4,445	$156,855,761	$11,916,436	$168,776,642	$68,917,298	$237,693,940
Share-based compensation	—	—	320,462	—	320,462	—	320,462
Common Stock Dividend	—	—	—	(1,544,819)	(1,544,819)	—	(1,544,819)
Net income	—	—	—	8,321,560	8,321,560	2,097,200	10,418,760
Balance at September 30, 2019	44,451,940	$4,445	$157,176,223	$18,693,177	$175,873,845	$71,014,498	$246,888,343

Balance at December 31, 2018	43,998,560	4,400	155,946,452	5,737,199	161,688,051	71,678,946	233,366,997
Share-based compensation	—	—	1,365,969	—	1,365,969	—	1,365,969
Issuance of restricted shares, net of forfeitures	453,380	45	(136,198)	—	(136,153)	—	(136,153)
Distribution to Non-Controlling Interests	—	—	—	—	—	(4,666,665)	(4,666,665)
Common Stock Dividend	—	—	—	(3,100,637)	(3,100,637)	—	(3,100,637)
Net Income	—	—	—	16,056,615	16,056,615	4,002,217	20,058,832
Balance at September 30, 2019	44,451,940	$4,445	$157,176,223	$18,693,177	$175,873,845	$71,014,498	$246,888,343

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net income	$4,812,333	$20,058,832
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	12,818,260	13,521,078
Amortization of deferred financing costs	513,092	538,427
Amortization of prepaid rent	91,704	88,948
Unrealized loss (gain) on derivative instruments	1,530,875	(2,203,899)
Income from equity method investee	(1,097,531)	(416,435)
Earnings attributable to non-controlling interest recorded as interest expense	104,662	—
Recovery for doubtful accounts	(45,661)	(47,351)
Loss on impairment of vessels	1,801,039	—
Loss on sale of vessel	705,065	—
Drydocking costs	(3,112,910)	(1,561,689)
Share-based compensation	1,915,188	1,365,968
Change in operating assets and liabilities:
Accounts receivable	8,416,171	(692,306)
Bunker inventory	4,768,430	2,219,986
Advance hire, prepaid expenses and other current assets	(2,553,779)	(15,220,967)
Accounts payable, accrued expenses and other current liabilities	(4,236,385)	6,171,148
Deferred revenue	(3,989,219)	(419,835)
Net cash provided by operating activities	22,441,334	23,401,905

Investing activities
Purchase of vessels and vessel improvements	(2,072,496)	(40,201,356)
Investment in newbuildings in-process	(33,446)	(7,691,522)
Purchase of fixed assets and equipment	—	(293,385)
Acquisition of non-controlling interest	(15,000,000)	—
Proceeds from sale of vessels	11,691,507	—
Purchase of derivative instrument	(628,000)	—
Net cash used in investing activities	(6,042,435)	(48,186,263)

Financing activities
Proceeds from long-term debt	—	14,000,000
Payments of related party debt	—	(1,681,063)
Payments of financing fees and debt issuance costs	(167,984)	(646,538)
Payments of long-term debt	(9,852,201)	(17,343,675)
Proceeds from finance leases	—	25,600,000
Dividends paid to non-controlling interests	—	(4,666,665)
Payments of finance lease obligations	(10,817,136)	(4,678,761)
Accrued common stock dividends paid	(532,834)	(5,242,613)
Cash paid for incentive compensation shares relinquished	(154,126)	—
Contributions from non-controlling interest recorded as long-term liability	322,750	—
Payments to non-controlling interest recorded as long-term liability	(193,508)	—
Net cash (used in) provided by financing activities	(21,395,039)	5,340,685

Net decrease in cash, cash equivalents and restricted cash	(4,996,140)	(19,443,673)
Cash, cash equivalents and restricted cash at beginning of period	53,055,091	56,114,735
Cash, cash equivalents and restricted cash at end of period	$48,058,951	$36,671,062

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

Supplemental cash flow information
Cash and cash equivalents	$45,558,951	$34,171,062
Restricted cash	2,500,000	2,500,000
	$48,058,951	$36,671,062

Supplemental non-cash investing and financing Information:
Deferred consideration related to acquisition of non-controlling interest	$7,500,000	$—

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

On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) from one of NBHC’s shareholders.

At September 30, 2020, the Company owns two Panamax, two Ultramax Ice Class 1C, and seven Supramax drybulk vessels. The Company owns two-thirds of NBHC after the acquisition. NBHC owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company also has a 50% interest in the owner of a deck barge.

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

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	September 30, 2020	December 31, 2019
	(unaudited)
Money market accounts – cash equivalents	$26,518,566	$32,150,342
Cash (1)	19,040,385	18,404,749
Total cash and cash equivalents	$45,558,951	$50,555,091
Restricted cash	2,500,000	2,500,000
Total cash, cash equivalents and restricted cash	$48,058,951	$53,055,091

(1) Consists of cash deposits at various major banks.

Restricted cash at September 30, 2020 and December 31, 2019 consists of $2.5 million held by the facility agent as required by the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd., Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd., and Bulk Nordic Oshima Ltd. – Dated September 28, 2015 - Amended and Restated Loan Agreement. $1,500,000 restricted cash was reclassified to current assets due to the balloon payments related to the Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. tranches due in December of 2020 and Bulk Oshima tranche due in September of 2021.

Advance hire, prepaid expenses and other current assets were comprised of the following:

	September 30, 2020	December 31, 2019
	(unaudited)
Advance hire	$5,531,783	$3,985,826
Prepaid expenses	3,287,976	4,924,557
Accrued receivables	8,370,234	6,466,068
Margin deposit	2,053,309	269,379
Other current assets	3,178,833	3,124,995
	$22,422,135	$18,770,825

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	September 30, 2020	December 31, 2019
	(unaudited)
Accounts payable	$23,587,531	$24,173,291
Accrued expenses	10,586,481	14,883,555
Derivative liabilities	1,374,948	472,073
Deferred consideration - Note 8	2,500,000	—
Other accrued liabilities	1,043,674	444,716
	$39,092,634	$39,973,635

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

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending September 30, 2020, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

Leases under ASC 842

At September 30, 2020, the Company had nine vessels chartered to customers under time charters that contain leases. These nine leases varied in original length from 26 days to 60 days. At September 30, 2020, lease payments due under these arrangements totaled approximately $3,381,000 and each of the time charters were due to be completed in 56 days or less. The Company does not have any sales-type or direct financing leases.

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

NOTE 3 - FIXED ASSETS

At September 30, 2020, the Company owned seventeen dry bulk vessels including three financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	September 30,	December 31,
	2020	2019
Owned vessels	(unaudited)
m/v BULK PANGAEA	$13,974,199	$14,988,076
m/v BULK NEWPORT	12,218,098	12,975,767
m/v NORDIC ODYSSEY (1)	22,288,109	22,897,029
m/v NORDIC ORION (1)	23,038,349	23,688,812
m/v NORDIC OSHIMA (1)	27,305,645	28,325,078
m/v NORDIC ODIN (1)	27,742,774	28,094,764
m/v NORDIC OLYMPIC (1)	27,662,258	27,931,771
m/v NORDIC OASIS (1)	28,319,502	29,190,935
m/v BULK ENDURANCE	24,277,889	25,037,775
m/v BULK FREEDOM	9,627,193	8,269,777
m/v BULK PRIDE	13,123,416	12,996,311
m/v BULK SPIRIT	12,752,841	12,867,060
m/v BULK INDEPENDENCE	13,965,032	14,000,946
m/v BULK FRIENDSHIP	13,742,452	14,052,500
MISS NORA G PEARL (2)	3,273,797	3,609,851
	273,311,554	278,926,452
Other fixed assets, net	2,305,018	2,548,405
Total fixed assets, net	$275,616,572	$281,474,857

Right of Use Assets
m/v BULK DESTINY	$20,848,382	$21,484,733
m/v BULK BEOTHUK (3)	—	6,589,537
m/v BULK TRIDENT	11,655,615	12,095,727
m/v BULK PODS	$13,228,950	13,445,308
	$45,732,947	$53,615,305

(1) Vessels are owned by Nordic Bulk Holding Company Ltd. (“NBHC”), a consolidated joint venture which the Company has a two-third of ownership.
(2) Barge is owned by a 50% owned consolidated subsidiary.
(3) In January 2020 the Company completed an early buy-out of the lease for a purchase price of $5.5 million, on August 4, 2020, the Company sold the m/v Bulk Beothuk to an unrelated third party for a net sale price of $4.6 million.
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

The Company concluded that no triggering event had occurred during the first and third of 2020 which would require impairment testing. During the second quarter of 2020, the Company determined that a triggering event occurred related to a sale of a vessel, as the carrying value exceeded its fair value. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amount and as such, no additional loss on impairment was recognized.

NOTE 4 - DEBT

Long-term debt consists of the following:

	September 30, 2020	December 31, 2019	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Loan Agreement (2)	26,216,300	28,466,300	4.06%	January 2022
Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. Loan Agreement (2) (3)	10,604,406	12,854,405	2.63%	December 2020
Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2) (4)	12,379,295	13,504,295	2.48%	September 2021
Bulk Nordic Oasis Ltd. Loan Agreement	14,375,000	15,500,000	4.30%	December 2021
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (5)
Bulk Nordic Six Ltd. - Tranche A	12,499,996	13,299,997	3.69%	May 2024
Bulk Nordic Six Ltd. - Tranche B	2,655,000	2,850,000	2.01%	May 2024
Bulk Pride - Tranche C	5,475,000	6,300,000	4.69%	May 2024
Bulk Independence - Tranche E	12,750,000	13,500,000	2.84%	May 2024
Bulk Freedom Loan Agreement	3,350,000	3,800,000	4.06%	June 2022
109 Long Wharf Commercial Term Loan	621,066	703,266	3.69%	April 2026
Total	$100,926,063	$110,778,263
Less: unamortized bank fees	(3,792,765)	(4,137,872)
	$97,133,298	$106,640,391
Less: current portion	(31,619,969)	(22,990,674)
Secured long-term debt, net	$65,513,329	$83,649,717

(1)As of September 30, 2020.
(2)The borrower under this facility is NBHC. The Company has two-third's ownership interest and STST has one-third ownership interest in NBHC. NBHC is consolidated in accordance with ASC 810-10 and as such, amounts pertaining to the non-controlling ownership held by the third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets.
(3)Interest on 50% of the advances to Bulk Nordic Odyssey and Bulk Nordic Orion was fixed at 4.24% in March 2017 and Interest on the remaining advances is floating at LIBOR plus 2.40%. In September 2020, the lender agreed to an extension of maturity date to December 31, 2020. The Company made its regularly scheduled quarterly principal of $750,000 and accrued interest payment on September 25, 2020. The remaining $10.6 million balloon payment is due on December 31, 2020.
(4)Interest on 50% of the advance to Bulk Nordic Oshima was fixed at 4.16% in January 2017 and Interest on the remaining advance is floating at LIBOR plus 2.25%.
(5)This facility is cross-collateralized by the vessels m/v Bulk Endurance, m/v Bulk Pride, and m/v Bulk Independence and is guaranteed by the Company.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
(unaudited)
2020 (remainder of the year)	$13,138,473
2021	33,140,563
2022	28,602,568
2023	3,536,268
2024	22,352,925
Thereafter	155,266
$100,926,063

Financial Covenants

Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of September 30, 2020 and December 31, 2019.

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

Interest rate cap

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract. In January 2020, the Company entered into four interest rate cap contracts with total notional amount of $22.8 million at a cost of $628,000 to mitigate the risk associated with increases in interest rates on our sale and lease back financing arrangements of the four new-building vessels. In the event that the three-month LIBOR rate rises above the applicable strike rate of 3.25%, the Company would receive quarterly payments related to the spread difference. These interest rate cap agreements do not qualify for hedge accounting treatment.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	09/30/2020	12/31/2019	Balance Sheet Location	9/30/2020	12/31/2019
Margin accounts (1)	Other current assets	$2,053,309	$269,379	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$—	$—	Other current liabilities	$89,355	$149,760
Fuel swap contracts (2)	Other current assets	$—	$—	Other current liabilities	$1,489,505	$322,313
Interest rate cap (2)	Other current assets	$203,912	$—	Other current liabilities	$—	$—

(1) The fair value measurements were all categorized within Level 1 of the fair value hierarchy.
(2) These fair value measurements were all categorized within Level 2 of the fair value hierarchy.

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

	Unrealized gain (loss) on derivative instruments
	For the three months ended		For the nine months ended
Derivative instruments	9/30/2020	9/30/2019	9/30/2020	9/30/2019
Forward freight agreements	$(57,765)	$115,675	$60,405	$233,130
Fuel Swap Contracts	$19,924	$(416,733)	$(1,167,192)	$1,970,769
Interest rate cap	$19,743	$—	$(424,088)	$—

NOTE 6 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2019	Activity	September 30, 2020
			(unaudited)
Included in trade accounts receivable and voyage revenue on the consolidated balance sheets and statements of income, respectively:
Trade receivables due from King George Slag (i)	$457,629	$(254,999)	$202,630

Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables) (ii)	5,679,768	(1,388,905)	4,290,863

Included in current related party debt on the consolidated balance sheets:
Interest payable - 2011 Founders Note	332,987	(90,135)	242,852
Total current related party debt	$332,987	$(90,135)	$242,852

i.King George Slag LLC is a joint venture of which the Company owns 25%
ii.Seamar Management S.A. ("Seamar")

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three months ended September 30, 2020 and 2019, the Company incurred technical management fees of approximately $627,600 and $832,000, respectively, under this arrangement. During the nine months ended September 30, 2020 and 2019, the Company incurred technical management fees of approximately $1,990,000 and $2,342,000, respectively, under this arrangement. The total amounts payable to Seamar at September 30, 2020 and December 31, 2019 were approximately $4,291,000 and $5,680,000, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company's leases are secured by the assignment of earnings and insurances and by guarantees of the Company.

Vessel Acquisition Accounted for as a Finance Lease (in accordance with previous accounting guidance - ASC 840)

The selling price of the m/v Bulk Destiny to the new owner (lessor) was $21.0 million and the fair value of the vessel at the inception of the lease was $24.0 million. The difference between the selling price and the fair value of the vessel was recorded as prepaid rent and is being amortized over the 25 year estimated useful life of the vessel. Prepaid rent is included in finance lease right of use assets (previously "vessels under capital lease") on the consolidated balance sheet at September 30, 2020. Minimum lease payments fluctuate based on three-month LIBOR and are payable quarterly over the seven year lease term, with a purchase obligation of $11.2 million due with the final lease payment in January 2024. Interest is floating at LIBOR plus 2.75% (2.98% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

The selling price of the m/v Bulk Beothuk was $7.0 million and the fair value was estimated to be the same. The lease is payable at $3,500 per day every fifteen days over the five year lease term, and a balloon payment of $4.0 million is due with the final lease payment in June 2022. The implied interest rate at inception was 11.83%. In January 2020 the Company completed an early buy-out of the lease for a purchase price of $5.5 million and the vessel was sold to an unrelated third party for a net sale price of $4.6 million on August 4, 2020.

The selling price of the m/v Bulk Trident was $13.0 million and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (1.94% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

The selling price of the m/v Bulk PODS was $14.8 million and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (1.93% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term.

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

Vessel Newbuildings

During the second and third quarter of 2019, the Company entered into two vessel newbuilding contracts to build four new high ice class post-panamax 95,000 dwt dry bulk vessels. The new vessels, with a building cost of between approximately $37.7 million to $38.3 million each, are expected to be delivered in 2021. As of September 30, 2020, the Company has made deposits of $15.4 million for the four new vessels. The second installments of 20% are due and payable upon launching of the vessels and the final payments are due upon delivery of the vessels.

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

The Company leases office space for its Singapore operations. At September 30, 2020, the remaining lease term is fourteen months.

For the three and nine months ended September 30, 2020 and 2019, the Company recognized approximately $52,000 and $155,000, respectively, as lease expense for office leases in General and Administrative Expenses.

Future minimum lease payments under finance leases with initial or remaining terms in excess of one year at September 30, 2020 were:

Year ending December 31,
2020 (remainder of the year)	$2,449,459
2021	9,379,592
2022	9,263,796
2023	9,148,314
2024	26,062,508
Thereafter	13,020,221
Total minimum lease payments	$69,323,890
Less imputed interest	10,093,601
Present value of minimum lease payments	59,230,289
Less current portion	6,952,635
Long-term portion	$52,277,654

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

NOTE 8 - OTHER LONG-TERM LIABILITIES

In September 2019, the Company entered into an LLC agreement for the formation of Nordic Bulk Partners LLC (“NBP”), that, at inception is owned 75% by the Company and 25% by an independent third party. NBP was established for the purpose of constructing and owning four new-build ice class post panamax vessels. During the construction phase of the vessel, the third party has committed to contribute additional funding and ultimately own 50% of NBP at the time of delivery of the new-build ice class post panamax vessels. The agreement contains both put and call option provisions. Accordingly, the Company may be obligated, pursuant to the put option, or entitled pursuant to the call option, to purchase the third party's interest in NBP beginning any time after September 2026. The put option and call option are at fixed prices which are not significantly different from each other, starting at $4.0 million per vessel on the fourth anniversary from completion and delivery of each vessel and declining to $3.7 million per vessel on or after the seventh anniversary from completion and delivery of each vessel. If neither put nor call option is exercised, the Company is obligated to purchase the vessels from NBP at a fixed price. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has recorded the third party's interest in NBP of $5.1 million in Long term liabilities - Other at September 30, 2020. Earnings attributable to the third party’s interest in NBP are recorded in Interest expense, net, which resulted in additional interest expenses of $76,496 and $104,662, respectively, for the three and nine months ended September 30, 2020.

On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary NBHC from its shareholders. The Company owned a one-third of equity interest of NBHC, a joint-venture formed in October 2012 for the purpose of owning Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”) and Bulk Nordic Orion Ltd. (“Bulk Orion”) and to invest in additional vessels through its wholly-owned subsidiaries. The acquisition increases the Company’s equity interest in NBHC to 66.7%. The purchase price of the equity interest was $22.5 million, including a $15.0 million cash payment upon closing and $7.5 million of deferred consideration, at a three-month LIBOR plus 3.5%, in three equal installments of $2.5 million due on the first, second, and third anniversaries of September 28, 2020. The deferred consideration is recorded in "Other current liabilities" and "Long-term liabilities - other" on the Company's Consolidated Balance Sheet as of September 30, 2020. NBHC will continue to be a consolidated entity in the Company’s consolidated financial statements pursuant to ASC 810-10. The portion of NBHC not owned by the Company will continue to be recognized as non-controlling interest in the Company’s consolidated financial statements.

NOTE 9 - SUBSEQUENT EVENTS

NBHC Loan Refinancing

On November 2, 2020, NBHC signed a nonbinding term sheet with a new lender pursuant to which the new lender has proposed to provide NBHC a loan for up to $18.0 million with a term of 84 months at an interest rate of 2.95% per annum. The borrower will make 28 quarterly payments in arrears followed by one final installment of $4.4 million payable on the 7th anniversary of the drawdown date, no later than December 31, 2020. The Loan would be secured by a first lien on m/v Nordic Odyssey and m/v Nordic Orion. The Company intends to use a portion of the proceeds of the loan to repay the outstanding balance of $10.6 million for the Nordic Odyssey and Nordic Orion loan facilities which matures on December 31, 2020.

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

Selected Financial Information

(in thousands, except for shipping days data and per share data) (figures may not foot due to rounding)	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Selected Financial Data
Voyage revenue	$98,120	$103,806	$251,501	$247,088
Charter revenue	5,646	15,079	18,541	34,632
Total revenue	103,767	118,885	270,042	281,720
Voyage expense	40,729	45,103	120,283	114,501
Charter hire expense	34,970	41,980	82,499	85,245
Vessel operating expenses	9,700	11,332	28,959	32,161
Total cost of transportation and service revenue	85,399	98,414	231,741	231,907
Vessel depreciation and amortization	4,185	4,621	12,681	13,418
Gross Profit	14,183	15,850	25,621	36,396
Other operating expenses	3,738	2,800	11,695	12,264
Loss on impairment of vessels	—	—	1,801	—
Loss on sale of vessels	486	—	705	—
Income from operations	9,960	13,050	11,420	24,132
Total other expense, net	(1,673)	(2,631)	(6,608)	(4,073)
Net income	8,287	10,419	4,812	20,059
Income attributable to non-controlling interests	(734)	(2,097)	(1,050)	(4,002)
Net income attributable to Pangaea Logistics Solutions Ltd.	$7,552	$8,322	$3,762	$16,057

Net income from continuing operations per common share information
Basic net income per share	$0.17	$0.19	$0.09	$0.38
Diluted net income per share	$0.17	$0.19	$0.09	$0.37
Weighted-average common shares Outstanding - basic	43,488	42,818	43,394	42,730
Weighted-average common shares Outstanding - diluted	43,511	43,355	43,398	43,247

Adjusted EBITDA (1)	$15,068	$18,023	$28,659	$39,019

Shipping Days (2)
Voyage days	4,133	3,712	10,933	9,670
Time charter days	601	924	1,977	2,466
Total shipping days	4,734	4,636	12,910	12,136

TCE Rates ($/day)	13,316	15,915	11,600	13,779

	September 30, 2020	December 31, 2019
Selected Data from the Consolidated Balance Sheets
Cash, restricted cash and cash equivalents	$48,059	$53,055
Total assets	$443,393	$479,903
Total secured debt, including finance leases liabilities	$156,364	$176,688
Total shareholders' equity	$227,145	$243,072

	For the nine months ended September 30,
	2020	2019
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$22,441	$23,402
Net cash used in investing activities	$(6,042)	$(48,186)
Net cash (used in) provided by financing activities	$(21,395)	$5,341

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

The reconciliation of gross profit to net transportation and service revenue and income from operations to Adjusted EBITDA is as follows:

(in thousands, figures may not foot due to rounding)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Transportation and Service Revenue (3)
Gross Profit (4)	$14,183	$15,850	$25,621	$36,396
Add:
Vessel Depreciation and Amortization	4,185	4,621	12,681	13,418
Net transportation and service revenue	$18,368	$20,471	$38,302	$49,814

Adjusted EBITDA
Income from operations	$9,960	$13,050	$11,420	$24,132
Depreciation and amortization	4,230	4,653	12,818	13,521
Loss on impairment of vessels	—	—	1,801	—
Loss on sale of vessels	486	—	705	—
Share-based compensation	392	320	1,915	1,366
Adjusted EBITDA	$15,068	$18,023	$28,659	$39,019

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

(4) Gross profit represents total revenue less net transportation and service revenue and less vessel depreciation and amortization.

Business Overview

The dry bulk sector of the transportation and logistics industry is cyclical and can be volatile due to changes in supply of vessels and demand for transportation of dry bulk commodities. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 1,515 for the third quarter of 2020, down from an average of 2,023 for the comparable quarter of 2019. More specifically, and reflecting the composition of the Company's fleet, the average published market rates for Supramax and Panamax vessels decreased approximately 25% from an average of $13,728 in third quarter of 2019 to $10,286 in the same period of 2020. We have historically experienced fluctuations in our results of operations on a quarterly and annual basis. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including demand for vessels, competition, and seasonality.

Although our trades are not heavily focused on China, the dry bulk sector of the shipping industry is closely correlated to economic activity in China, which was the first country to be impacted by the novel coronavirus or COVID-19. This resulted in closures and an overall contraction in China's economic output in January and February. By March, China began to loosen restrictions and show some signs of economic recovery which resulted in a slight rebound in the BDI. However, also in early March, the global spread of the virus accelerated especially in parts of Europe and the United States resulting in various forms of nationwide shut downs. Global economic output continues to be impacted by the COVID-19 pandemic. The continued implications of these shutdowns on the demand for dry bulk goods will be highly dependent on the duration and how quickly various countries can return to normal levels of industrial activity, which is uncertain.

Given the uncertainties of the COVID-19 pandemic, we have taken steps to manage and reduce operating costs, further enhance our financial flexibility, and protect the health and safety of our crew and shore based employees. Consistent with our chartering strategy we have redelivered chartered-in vessels when possible and continue to charter in new vessels, when needed, for short term periods to limit our exposure to further declines in the market and to reduce our time charter expenses in future periods. Further, we have temporarily suspended our dividend to maintain a strong liquidity position. We have implemented stricter protocols around crew changes, and required quarantine periods, and shore based employees in our Newport, Copenhagen, Singapore and Athens continue to comply with local and international guidelines as we begin to return to our office locations.

Quarterly TCE Performance

The Company's TCE rates were down 16% from $15,915 for the three months ended September 30, 2019 to $13,316 for the three months ended September 30, 2020. However, the Company's achieved TCE rates continued to outperform against the average of the Baltic panamax and supramax market indexes and exceeded the average market rates by approximately 29% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet, and its cargo-focused strategy.

3rd Quarter Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was approximately $7.6 million for three months ended September 30, 2020 as compared to approximately $8.3 million net income for the same period of 2019.
•Diluted net income per share was $0.17 for three months ended September 30, 2020 compared to $0.19 for the same period of 2019.
•Pangaea's TCE rates were $13,316 for the three months ended September 30, 2020 and $15,915 for the three months ended September 30, 2019, while the market average for the third quarter of 2020 was approximately $10,286, giving the Company an overall average premium over market rates of approximately $3,030 or 29%. The Company's long-term COAs, cargo focus, and specialized fleet give rise to this premium.
•At the end of the quarter, Pangaea had $48.1 million in cash, restricted cash and cash equivalents.
•The Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary Nordic Bulk Holding Company Ltd., which owns six modern 1-A ice-class panamax bulk vessels, increasing its equity interest to 66.7%.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters. Total revenue for the three months ended September 30, 2020 was $103.8 million, compared to $118.9 million for the same period in 2019, a 13% decrease. The decrease in revenues was primarily due to lower average TCE rates earned as discussed above. The total number of shipping days remained relatively consistent increasing approximately 2% to 4,734 in the three months ended September 30, 2020, compared to 4,636 for the same period in 2019.

Components of revenue are as follows:

Voyage revenues decreased by 5% for the three months ended September 30, 2020 to $98.1 million compared to $103.8 million for the same period in 2019. The decrease in voyage revenues was primarily due to lower average TCE rates. This was offset by an increase in voyage days of 11% to 4,133 days for the three months ended September 30, 2020 as compared 3,712 days for the same period in 2019.

Charter revenues decreased to $5.6 million from $15.1 million, or 63%, for the three months ended September 30, 2020 compared to the same period in 2019. The decrease in charter revenues was due to a decrease in drybulk market rates and a decline in time charter days, which were down 35% to 601 in the third quarter of 2020 from 924 in the third quarter of 2019. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charters arrangements.

Voyage Expenses

Voyage expenses for the three months ended September 30, 2020 were $40.7 million, compared to $45.1 million for the same period in 2019, a decrease of approximately 10%. Although voyage days increased by 11%, the market price for bunkers, which declined significantly at the beginning of 2020, were approximately 40% lower in the third quarter of 2020 compared to the third quarter of 2019.

Charter Hire Expenses

Charter hire expenses for the three months ended September 30, 2020 were $35.0 million, compared to $42.0 million for the same period in 2019, a 17% decrease, despite the increase in the number of chartered-in days. On a per day basis the charter hire expenses paid decreased from $15,265 per day for three months ended September 30, 2019 to $11,038 per day for the three months ended September 30, 2020. The decrease in charter hire expenses was primarily due to a decrease in prevailing market rates to charter-in vessels. The number of chartered-in days increased 15% from 2,750 days in the three months ended September 30, 2019 to 3,168 days for the three months ended September 30, 2020 due to the sale of owned vessels in 2020, and the Company's flexible charter-in strategy allowing it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the three months ended September 30, 2020 were $9.7 million, compared to $11.3 million for the same period in 2019, a decrease of approximately 14%. The decrease in vessel operating expenses was primarily due to a decrease in owned days resulting from the sale of vessels in the fourth quarter of 2019 into 2020. Excluding technical management fees, vessel operating expenses on a per day basis were $5,548 for the three months ended September 30, 2020 and $5,313 for the three months ended September 30, 2019. Technical management fees were approximately $0.9 million and $1.0 million during the three months ended September 30, 2020 and 2019, respectively.

General and Administrative Expenses

General and administrative expenses were $3.7 million and $2.8 million for the three months ended September 30, 2020 and 2019, respectively. The increase was primarily due to timing of recognition of incentive compensation.

Unrealized (loss) gain on derivative instruments

The Company incurred gains on bunker swaps of approximately $20,000 and losses on forward freight agreements (FFAs) of approximately $58,000 in the three months ended September 30, 2020 as compared to losses of approximately $417,000 on bunker swaps and gains of approximately $116,000 on FFAs in the three months ended September 30, 2019. The fair value gain on interest rate derivative was approximately $20,000 for the three months ended September 30, 2020. These result from changes in the fair value of the derivatives at the respective balance sheet dates.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues

Total revenue for the nine months ended September 30, 2020 was $270.0 million, compared to $281.7 million for the same period in 2019, as the total number of shipping days increased 6% to 12,910 in the nine months ended September 30, 2020, compared to 12,136 for the same period in 2019. The average TCE rate earned by the Company decreased 16% to $11,600 per day in the nine months ended September 30, 2020 from $13,779 per day for the same period in 2019, however the rate outperformed against the average of the Baltic panamax and supramax market by approximately 60%.

Components of revenue are as follows:

Voyage revenues increased by 2% for the nine months ended September 30, 2020 to $251.5 million compared to $247.1 million for the same period in 2019. The increase in voyage revenues was primarily due to the increase in voyage days from 9,670 to 10,933, or 13%, for the nine months ended September 30, 2019 compared to the same period in 2020, offset by lower average TCE rates, as discussed above.

Charter revenues decreased to $18.5 million from $34.6 million, or 46%, for the nine months ended September 30, 2020 compared to the same period in 2019. The decrease in charter revenues was due to a decrease in drybulk market rates and time charter days which were down 20%, to 1,977 for the nine months ended September 30, 2020, from 2,466 for the same period in 2019. The optionality of our chartering strategy allows the Company to selectively release excess tonne-days, if any, into the market under time charters arrangements.
Voyage Expenses

Voyage expenses for the nine months ended September 30, 2020 were $120.3 million, compared to $114.5 million for the same period in 2019, an increase of approximately 5%. The increase in voyage expense was primarily due to a 13% increase in voyage days for the nine months ended September 30, 2020 offset by a decline in the market price for bunkers, which declined significantly at the beginning of 2020, and were approximately 40% lower for the nine months ended September 30, 2020 compared to the same period in 2019.

Charter Hire Expenses

Charter hire expenses for the nine months ended September 30, 2020 were $82.5 million, compared to $85.2 million for the same period in 2019, a 3% decrease. This was primarily due to a 20% decrease in charter-hire in rates and offset by 21% increase in the number of chartered-in days from 6,712 for the nine months ended September 30, 2019 to 8,148 for the nine months ended September 30, 2020. The Company sold vessels in the fourth quarter of 2019 and throughout 2020, allowing its flexible charter-in strategy to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, which decreased significantly in 2020, reducing the Company's charter hire expenses on the additional chartered-in days.

Vessel Operating Expenses

Vessel operating expenses for the nine months ended September 30, 2020 were $29.0 million, compared to $32.2 million for the same period in 2019, a decrease of approximately 10%, due to a decrease in owned days by approximately 10% resulting from the sale of vessels in the fourth quarter of 2019 into 2020. Excluding technical management fees, vessel operating expenses on a per day basis were $5,311 for the nine months ended September 30, 2020 and $5,274 for the nine months ended September 30, 2019. Technical management fees were approximately $2.6 million and $2.9 million during the nine months ended September 30, 2020 and 2019, respectively.

General and Administrative Expenses

General and administrative expenses were $11.6 million and $12.2 million for the nine months ended September 30, 2020 and 2019, respectively. The decreased was due to reduction in travel expenses as a result of the COVID-19 pandemic as well as the timing of recognition of incentive compensation.

Unrealized (loss) gain on derivative instruments

The Company incurred losses on bunker swaps of approximately $1,167,000 and gains on forward freight agreements (FFAs) of approximately $60,000 in the nine months ended September 30, 2020, as compared to unrealized gains of approximately

$1,971,000 on bunker swaps and gains of approximately $233,000 on FFAs in the nine months ended September 30, 2019. The fair value loss on interest rate derivative was approximately $424,000 for the nine months ended September 30, 2020. These result from changes in the fair value of the derivatives at the respective balance sheet dates.

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

The Company concluded that no triggering event had occurred during the first and third of 2020 which would require impairment testing. During the second quarter of 2020, the Company determined that a triggering event occurred related to a sale of a vessel, as the carrying value exceeded its fair value. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amount and as such, no additional loss on impairment was recognized.

Liquidity and Capital Resources

The Company has historically financed its capital requirements with cash flow from operations, proceeds from related party debt, proceeds from long-term debt and finance leases, and through a private placement of common stock. The Company may consider additional debt and equity financing alternatives in the future, however the Company's ability to access debt and equity markets in the future is unknown. As a result, the Company may not be able to pursue opportunities to expand its business. At September 30, 2020 and December 31, 2019, the Company had working capital of $17.3 million and $37.1 million, respectively.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2020 was $22.4 million compared to net cash provided by operating activities of $23.4 million for the nine months ended September 30, 2019. The cash flows from operating activities decreased as compared to the same period in the prior year primarily due to the decrease in income from operations and offset by favorable changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2020 and 2019 was $6.0 million and $48.2 million, respectively. During the nine months ended September 30, 2020, the Company received sale proceeds of $11.7 million from the sale of three vessels and paid $15.0 million for the acquisition of an additional one-third interest in NBHC. Refer to Note 8 Other Long-Term Liabilities for further information.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2020 was $21.4 million compared to net cash provided by financing activities of $5.3 million during the same period of 2019. The Company exercised an early buy-out of one of its finance leases for a purchase price of $5.5 million during the nine months ended September 30, 2020 compared to proceeds received of $14.0 million from a finance lease during the same period of 2019.

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

Capital Expenditures

The Company’s capital expenditures relate to the purchase and lease of interests in vessels, newbuild vessels, and capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned and leased fleet includes two Panamax drybulk carriers, two Ultramax Ice-Class 1C, seven Supramax drybulk carriers and one barge. The Company also has a two-third interest in a consolidated joint venture which owns six Panamax Ice-Class 1A drybulk carriers.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. This includes installation of ballast water treatment systems required under new regulations, the cost of which will be approximately $0.5 million to $0.7 million per vessel. The Company has some flexibility regarding the timing of dry docking, but the total cost is unpredictable. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $3,113,000 and $1,562,000 in the nine months ended September 30, 2020 and 2019, respectively. The Company expensed drydocking costs of approximately $163,000 and $78,000, respectively, in the nine months ended September 30, 2020 and 2019.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at September 30, 2020 or December 31, 2019.

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

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the nine months ended September 30, 2020.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

    None.
Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2020.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)