Form 10-K
period 2020-12-31
Pangaea Logistics Solutions Ltd.
filed 2021-03-15
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

The aggregate market value of the registrant's Common Stock held by non-affiliates at June 30, 2020 was approximately $20.4 million based on the Nasdaq closing price for such shares on that date. The registrant has no non-voting common equity.

As of March 15, 2021, 45,618,206 shares of Common Shares, $.0001 par value per share were outstanding.

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

•our ability to charter-in vessels and to enter into COAs ("Contract of Affreightment"), voyage charters, time charters and forward freight agreements, and the performance of our counterparties in such contracts;

•our financial condition and liquidity, including our ability to obtain financing in the future to fund capital expenditures, acquisitions and other general corporate activities;

•our expectations of the availability of vessels to purchase, the time it may take to construct new vessels, and vessels’ useful lives;

•competition in the drybulk shipping industry;

•our business strategy and expected capital spending or operating expenses, including drydocking and insurance costs and the ability to expand our presence in logistics trades and custom supply chain management;

•global and regional economic and political conditions, including piracy; and

•statements about shipping market trends, including charter rates and factors affecting supply and demand.

Many of these statements are based on our assumptions about factors that are beyond our ability to control or predict and are subject to risks and uncertainties that are described more fully under the “Risk Factors” section of this Form 10-K. Any of these factors or a combination of these factors could materially affect our future results of operations and the ultimate accuracy of the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following:

•changes in governmental rules and regulations or actions taken by regulatory authorities;

•cybersecurity threats, including the potential misappropriation of assets or sensitive information, corruption of data or operational disruption;

•changes in economic and competitive conditions affecting our business, including market fluctuations in charter rates and charterers’ abilities to perform under existing time charters;

•potential liability from future litigation and potential costs due to environmental damage and vessel collisions;

•the length and number of off-hire periods; and

•other factors discussed under the “Risk Factors” section of this Form 10-K.

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

Business

The Company provides logistics and transportation services to clients utilizing an ocean-going fleet of motor vessels ("m/v") in the Handymax, Supramax, Ultramax and Panamax segments. At any time, this fleet may be comprised of 45-60 vessels that are chartered-in on a short-term basis for operation under our contract business. In addition, during the year 2020, the Company operated 17 vessels which were wholly-owned or partially-owned through joint ventures. The Company uses this fleet to transport approximately 26 million tons of cargo annually to nearly 300 ports around the world, averaging approximately 49 vessels in service daily in 2020 and 48 during 2019.

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

Business Strategy

The Company’s principal business objectives are to profitably grow its business and increase shareholder value. The Company expects to achieve these objectives through the following strategies:

•Focus on increasing strategic COAs. COA is an agreement providing for the transportation between specified points for a specific quantity of cargo over a specific time period but without designating specific vessels or voyage schedules, thereby allowing flexibility in scheduling since no vessel designation is required. COAs can either have a fixed rate or a market-related rate. The Company intends to increase our COA business, in particular, COAs for cargo discharge in traditional loading areas (backhaul), by leveraging its relationships with existing customers and attracting new customers. The Company believes that its dedication to solving its customer’s logistics problems, and its reputation and experience in carrying a wide range of cargoes and transiting less common routes and ports, increases its likelihood of securing strategic COAs. COA’s provide a consistent cargo base and revenue for our transportation services, around which we attempt to structure other logistics offerings.

•Expand capacity and flexibility by renewing its owned fleet and invest in ice class niche. The Company is continually looking to acquire additional high-quality vessels suited for its business strategy, the needs of its customers and growth opportunities the Company identifies. The Company believes that its experience as a reliable and serious counterparty in the purchase and sale market for second-hand vessels positions it as a candidate for acquisition of high quality vessels. The Company currently controls (owns or has an ownership interest in) a fleet of 17 bulk carriers. The current fleet includes six Ice-Class 1A Panamax, two Ice-Class 1C Ultramax, two Panamax, seven Supramax drybulk vessels. The Company also has invested in four Ice-Class 1A Post-Panamax vessels to be delivered in 2021. Two second-hand vessels have recently been acquired by the Company, and will be delivered to us in coming months from their existing owners.

•Increase backhaul focus, expand and defend its presence in the niche ice trades and increase fleet efficiency.  The Company continues to focus on backhaul cargoes, including backhaul cargoes associated with COAs, to reduce ballast days and increase expected earnings for well-positioned vessels. In addition, the Company intends to continue to charter in vessels for periods of less than nine months, on average, to permit it to match its variable costs to demand. The Company believes that increased vessel utilization and positioning efficiency will enhance its profitability. The Company’s commitment to remain the leader in high ice class large bulk carriers is demonstrated by its newbuilding project for ships in this segment where premium market returns cover added investment and operating costs.

•Focus on customized and complete logistics solutions within targeted dry bulk trades.  The Company intends to leverage its experience in designing custom loading and discharging systems in critical ports and optimizing vessel operations in ports to provide complete logistics solutions to its clients. The Company continues to look for opportunities to transport cargo for clients from, or to, rarely used or underdeveloped port facilities to expand its operations.   The Company believes this operational expertise and complete logistics solutions will enhance the services offered, strengthen our client relationships and generate increased operating margins for the Company.

Competitive Strengths

The Company believes that it possesses a number of competitive strengths in its industry, including:

•Expertise in certain niche markets and routes.  The Company has developed expertise and a major presence in selected niche markets and less commoditized routes, especially the Baltic Sea in winter, the Northern Sea Route between Europe and Asia in summer, and the trade route between Jamaica and the United States, as well as selected ports, particularly in Newfoundland and Baffin Island. The Company believes that there is less competition to carry “minor,” as compared to traditional “major,” bulk cargoes, and, similarly, that there is less competition on less commoditized routes. The Company believes that its experience in carrying a wide range of cargoes and transiting less common routes and ports increases its likelihood of securing higher rates and margins than those available for more commoditized cargoes and routes. The Company believes it operates assets well suited to certain of these routes, including its Ice-Class 1A Panamax and Ice-Class 1C Ultramax vessels. The ice-class fleet has historically produced margins that are superior to the average market rate.

•Enhanced vessel utilization and profitability through strategic backhaul and triangulation methods.  The Company enhances vessel utilization and profitability through selecting COAs and other contracts to carry cargo on what would normally be backhaul or ballast legs. In contrast to the typical practice of incurring charter hire and bunker costs to position an empty vessel in a port or area where cargo is normally loaded, the Company instead actively works with its customers to secure cargoes for discharge in traditional loading areas (backhaul). This practice allows the Company to position vessels for loading at lower costs than it would bear if it positioned such vessels by traveling unladen or if the Company chartered in vessels in a loading area. The Company believes that this focus on backhaul cargoes permits them to benefit from ballast bonuses that are paid to position vessels for fronthaul cargoes or, alternatively, to earn a premium for delivering ships that are in position for fronthaul cargoes.

•Strong relationships with major industrial customers.  The Company has developed strong commercial relationships with a number of major industrial customers. These customer relationships are based upon the Company’s reputation and specific history of service to these customers. The Company believes that these relationships help it generate recurring business with such customers which, in some cases, are formalized through contracts for repeat business (COAs). The Company also believes that these relationships can help create new opportunities. Although many of these relationships have extended over a period of years, there is no assurance that such relationships or business will continue in the future. The Company believes that its familiarity with local regulations and market conditions at its routinely serviced ports, particularly in Newfoundland, Baffin Island and Jamaica, provides it with a strong competitive advantage and allows it to attract new customers and secure recurring business.

•Logistics approach to commodity business. The Company seeks employment for its vessels in a way that utilizes its expertise in enhancing productivity of clients' supply chains.  The Company focuses on movements of cargo beyond loading and discharge berths and looks for opportunities to add value in clients' supply chains.  The Company believes its additional efforts in providing complete logistics provides a competitive advantage and allows it to maintain strong client relationships and generate increased operating margins for the Company.

•Experienced management team.  The day-to-day operations of a logistics and transportation services company requires close coordination among customers, land-based transportation providers and port authorities around the world. Its efficient operation depends on the experience and expertise of management at all levels, from vessel acquisition and financing strategy to oversight of vessel technical operations and cargo loading and discharge. The Company has a management team of senior executive officers and key employees with extensive experience and relationships in the commercial, technical, and financial areas of the drybulk shipping industry.

•Strong Alignment and Transparency.  The Company observes that many publicly traded shipping companies rely on service providers affiliated with senior management or dominant shareholders for fundamental activities. Beyond the operational benefits to its customers of integrated commercial and technical management, the Company believes that its shareholders are benefited by its strategy of performing many of those activities in-house. Related to these efforts to maximize alignment of interest, the Company believes that the associated transparency of ownership and authority will be attractive to current and prospective shareholders.

•Risk-management discipline.  The Company believes its risk management strategy allows it to reduce the sensitivity of its earnings to market changes and lower the risk of losses. The Company manages its risks primarily through short-term charter-in agreements of less than nine months, on average, through the use of forward freight agreements ("FFAs") and fuel hedges, and through modest leverage. The Company believes that shorter-term charters permit it to adjust its variable costs to match demand more rapidly than if it chartered in those vessels for longer periods. The Company may choose to manage the risks of higher rates for certain future voyages by purchasing and selling FFAs to limit the impact of changes in chartering rates. Similarly, the Company may choose to manage the risks of increasing fuel costs through bunker hedging transactions in order to limit the impact of changes in fuel prices on voyage results.

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

The Company’s Ice-Class 1A Panamax vessels are technically managed by a third-party manager with extensive expertise managing these vessel types and with ice pilotage. The technical management of the remainder of the Company’s owned fleet is performed in-house by our 51% owned joint venture, Seamar Management, S.A.. The Company’s technical management personnel have experience in the complexities of oceangoing vessel operations, including the supervision of maintenance, repairs, improvements, drydocking and crewing. The technical management for the Company’s chartered-in vessels is performed by each respective ship owner.

Operations and Assets

The Company is a service business and our customers use the services we provide because they believe the Company adds and creates value for them. To add value, the Company’s voyage charter and time charter contracts provide a wide range of logistics services beyond the traditional loading, carriage and discharge of cargoes. The Company works with certain customers to review their contractual delivery terms and conditions, permitting those customers to reduce costs and certain risks. The Company also has a customer that is heavily dependent upon a port that was insufficiently supported by port pilots for the approach to port. To permit a large expansion of its services for this client, the Company formed a separate pilots association to increase the number of available pilots and improve access to the port. Another example of value-added services is the formation of a new port in Newfoundland, Canada to load aggregate cargo for export and a temporary port used in Greenland to load the northernmost dry bulk cargo ever carried. As a result of efforts such as these, in some cases the Company is the de facto logistics department for certain clients.

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

As of March 15, 2021, the Company operates its fleet of 17 owned or partially owned vessels, which are described in the table below:

Vessel Name	Type	DWT	Year Built	Yard
m/v Bulk Endurance	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding
m/v Bulk Destiny	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding
m/v Nordic Oasis	Panamax (Ice Class 1A)	76,180	2016	Oshima Shipbuilding
m/v Nordic Olympic	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding
m/v Nordic Odin	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding
m/v Nordic Oshima	Panamax (Ice Class 1A)	76,180	2014	Oshima Shipbuilding
m/v Nordic Orion	Panamax (Ice Class 1A)	75,603	2011	Oshima Shipbuilding
m/v Nordic Odyssey	Panamax (Ice Class 1A)	75,603	2010	Oshima Shipbuilding
m/v Bulk Friendship	Supramax	58,738	2011	Nantong Cosco Kawasaki HI
m/v Bulk Independence	Supramax	56,548	2008	Yokohama
m/v Bulk Pride	Supramax	58,749	2008	Tsuneishi Group (Zhoushan) Shipbuilding Inc.
m/v Bulk Trident	Supramax	52,514	2006	Tsuneishi Heavy Industries (Cebu)
m/v Bulk Freedom	Supramax	52,454	2005	Tsuneishi Shipbuilding Co. Ltd.
m/v Bulk Newport	Supramax	52,587	2003	Shin Kurushima Toyohashi
m/v Bulk Spirit	Supramax	52,950	2009	Oshima Shipbuilding
m/v Bulk Pangaea	Panamax	70,165	1996	Sumitomo Shipbuilding
m/v Bulk PODS	Panamax	76,561	2006	Imabari SB Marugame
The Company expects to take delivery of the following vessels:

Vessel Name	Type	DWT	Year Built	Yard
m/v Bulk Courageous	Ultramax	61,393	2013	Imabari Shipbuilding Company Limited (Imabari)
m/v Bulk Promise	Panamax	78,228	2013	Shin Kurushima Toyohashi Shipbuilding Company Limited
Nordic Nuluujaak	Post Panamax	95,000	2021	Guangzhou Shipyard International Company Limited
Nordic Qinngua	Post Panamax	95,000	2021	Guangzhou Shipyard International Company Limited
Nordic Siku	Post Panamax	95,000	2021	Guangzhou Shipyard International Company Limited
Nordic Nukilik	Post Panamax	95,000	2021	Guangzhou Shipyard International Company Limited

The Company owns its vessels through separate wholly-owned subsidiaries and through joint venture entities with other owners, which the Company consolidates as variable interest entities in its consolidated financial statements.

On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) from one of NBHC’s shareholders. The Company owns two-thirds of NBHC after the acquisition. NBHC is a corporation that was duly organized under the laws of Bermuda in October 2012. The m/v Nordic Orion (“Orion”), the m/v Nordic Odyssey (“Odyssey”), the m/v Nordic Oshima (“Oshima”), the m/v Nordic Olympic (“Olympic”), the m/v Nordic Odin (“Odin”) and the m/v Nordic Oasis (“Oasis”) are owned by wholly-owned subsidiaries of NBHC. All of these vessels are chartered to NBC, a wholly-owned subsidiary of the Company, at fixed rates and also have a profit share arrangement. NBC commercially operates these vessels in spot and COA trades.

In addition to its owned fleet, the Company operates chartered-in Panamax, including post panamax and Kamsarmax, Supramax, including Ultramax, Handymax and Handysize drybulk carriers. The Company employed an average of 49 vessels at any one time during 2020 and 48 in 2019. In 2020, the Company owned interests in 17 vessels and chartered in another 213 for one or more voyages. In 2019, the Company owned interests in 20 vessels and chartered in another 177 for one or more voyages. The Company generally charters in third-party vessels for periods of less than nine months and, in most cases, less than six months. Chartered-in contracts are negotiated through third-party brokers, who are paid commission on a percentage of charter cost. The Company believes that shorter-term charters afford it flexibility to match its variable costs to its customers’ service requirements and to respond quickly to market volatility. The Company also believes that this combination of owned and chartered-in vessels helps it to more efficiently match its customer demand than the Company could with only owned vessels or an entirely chartered-in fleet.

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

As of March 15, 2021, the Company’s significant subsidiaries are as follows:

Company Name	Country of Organization	Proportion of Ownership Interest
Americas Bulk Transport (BVI) Limited	British Virgin Islands	100%	(A)
Phoenix Bulk Management Bermuda Limited	Bermuda	100%	(B)
Phoenix Bulk Carriers (BVI) Limited (“PBC”)	British Virgin Islands	100%	(C)
Bulk Ocean Shipping Company (Bermuda) Ltd.	Bermuda	100%	(D)
Phoenix Bulk Carriers (US) LLC	Delaware	100%	(E)
Allseas Logistics Bermuda Ltd.	Bermuda	100%	(F)
Bulk Patriot Ltd. (“Bulk Patriot”)	Bermuda	100%	(G)
Bulk Juliana Ltd. (“Bulk Juliana”)	Bermuda	100%	(G)
Bulk Trident Ltd. (“Bulk Trident”)	Bermuda	100%	(G)
Nordic Bulk Barents Ltd. (“Bulk Barents”)	Bermuda	100%	(G)
Nordic Bulk Bothnia Ltd. (“Bulk Bothnia”)	Bermuda	100%	(G)
Nordic Bulk Carriers A/S (“NBC”)	Denmark	100%	(H)
Nordic Bulk Ventures (Cyprus) Limited ("NBV")	Cyprus	100%	(H)
109 Long Wharf LLC (“Long Wharf”)	Delaware	100%	(I)
Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”)	Bermuda	67%	(J)
Bulk Nordic Orion Ltd. (“Bulk Orion”)	Bermuda	67%	(J)
Bulk Nordic Oshima Ltd. (“Bulk Oshima”)	Bermuda	67%	(J)
Bulk Nordic Odin Ltd. (“Bulk Odin”)	Bermuda	67%	(J)
Bulk Nordic Olympic Ltd. (“Bulk Olympic”)	Bermuda	67%	(J)
Bulk Nordic Oasis Ltd. (“Bulk Oasis”)	Bermuda	67%	(J)
Bulk Nordic Odyssey Corp. (MI)	Marshall Islands	67%	(K)
Bulk Nordic Orion Corp. (MI)	Marshall Islands	67%	(K)
Nordic Bulk Holding Company Ltd. (“NBHC”)	Bermuda	67%	(L)
Bulk Courageous Corp. ("Bulk Courageous")	Marshall Islands	100%	(G)
Bulk Nordic Five Ltd. (“Five”)	Bermuda	100%	(G)
Bulk Nordic Six Ltd. (“Six”)	Bermuda	100%	(G)
Bulk Nordic Seven LLC (“Seven”)	Marshall Islands	100%	(G)
Bulk Nordic Eight LLC (“Eight”)	Marshall Islands	100%	(G)
Bulk Nordic Nine LLC (“Nine”)	Marshall Islands	100%	(G)
Bulk Nordic Ten LLC (“Ten”)	Marshall Islands	100%	(G)
Nordic Bulk Partners LLC (“NBP”)	Marshall Islands	75%	(M)
Nordic Bulk Ventures Holding Company Ltd. (“BVH”)	Bermuda	100%	(A)
Bulk Freedom Corp. ("Bulk Freedom")	Marshall Islands	100%	(G)
Bulk Pride Corp. ("Bulk Pride")	Marshall Islands	100%	(G)
Bulk Independence Corp. ("Bulk Independence")	Marshall Islands	100%	(G)
Bulk Friendship Corp. ("Bulk Friendship")	Marshall Islands	100%	(G)
Bulk Beothuk Corp. (“Bulk Beothuk”)	Marshall Islands	100%	(G)
Venture Logistics NL Inc. ("VLNL")	Canada	50%	(N)
Flintstone Ventures Limited ("FVL")	Newfoundland and Labrador	100%	(O)
Seamar Management S.A.	Greece	51%	(P)
Bulk PODS Ltd. (Bulk PODS")	Marshall Islands	100%	(G)
Bulk Spirit Ltd. ("Bulk Spirit")	Marshall Islands	100%	(G)
Nordic Bulk Carriers Singapore Pte. Ltd.	Singapore	100%	(H)
Narragansett Bulk Carriers (US) Corp.	Rhode Island	100%	(H)
Patriot Stevedoring & Logistics, LLC	Massachusetts	50%	(Q)
Bay Stevedoring LLC	Delaware	100%	(R)
Pangaea Logistics Solutions (US) LLC	Delaware	100%	(S)
King George Slag LLC ("KGS")	Delaware	25%	(T)

(A)The primary purpose of this corporation is to manage and operate ocean going vessels.
(B)The primary purpose of this entity is to perform certain administrative management functions that have been assigned by PBC.
(C)The primary purpose of this corporation is to provide logistics services to customers by chartering, managing and operating ships.
(D)The primary purpose of this corporation is to manage the fuel procurement for all vessels.

(E)The primary purpose of this corporation is to act as the U.S. administrative agent for the Company.
(F)The primary purpose of this corporation is to act as the treasury agent for the Company.
(G)The primary purpose of these entities is owning bulk carriers.
(H)The primary purpose of these entities is to provide logistics services to customers by chartering, managing and operating ships. NBV is the holding company of NBC.
(I)Long Wharf is a limited liability company duly organized under the laws of Delaware for the purpose of holding real estate located in Newport, Rhode Island.
(J)The primary purpose of these entities is owning bulk carriers. These companies are wholly-owned by NBHC, which is two-third owned by the Company.
(K)The primary purpose of this entity is to transfer ownership of the m/v Nordic Odyssey and m/v Nordic Orion.
(L)The primary purpose of this entity is to own or lease bulk carriers through wholly-owned subsidiaries. The Company’s interest in Bulk Odyssey, Bulk Orion, Bulk Oshima, Bulk Olympic, Bulk Odin and Bulk Oasis is through its interest in NBHC.
(M)The primary purpose of this entity is to own or lease bulk carriers through wholly-owned subsidiaries.
(N)The primary purpose of VLNL is to own and operate the deck barge Miss Nora G. Pearl.
(O)The primary purpose of FVL is the carriage of specialized cargo.
(P)This entity is the technical manager of 11 vessels owned and operated by the Company.
(Q)The primary purpose of the company is to manage and operate the Brayton Point Commerce Center Marine Terminal.
(R)The primary purpose of the company is to manage and operate a port terminal in Louisiana.
(S)The primary purpose of the company is to manage U.S.-based business activities.
(T)The primary purpose of the company is to buy, sell, and distribute cement and cement related materials and general construction aggregates.

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

The Company employs approximately 70 shore-based personnel and had approximately 375 independently contracted seagoing personnel on its owned vessels. The shore-based personnel are employed in the United States, Athens, Copenhagen and Singapore.

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

International Maritime Organization

The United Nations’ International Maritime Organization, or the IMO, has adopted the International Convention for the Prevention of Marine Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto (collectively referred to as MARPOL 73/78 and herein as “MARPOL”). MARPOL entered into force on October 2, 1983. It has been adopted by over 150 nations, including many of the jurisdictions in which the Company's vessels operate. MARPOL sets forth pollution-prevention requirements applicable to drybulk carriers, among other vessels, and is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried, in bulk, in liquid or packaged form, respectively; and Annexes IV and V relate to sewage and garbage management, respectively. Annex VI, separately adopted by the IMO in September of 1997, relates to air emissions. New emissions standards, titled IMO-2020, took effect on January 1, 2020.

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

The IMO has drafted regulations to help meet its goals for decreased industry contribution to greenhouse gas emissions. These regulations, if passed by the IMO’s Marine Enforcement Protection Committee in June, 2021, will become effective January 1, 2023. The effect of these regulations on the maritime industry in general, and the Company’s fleet in particular, is under study. Preliminary indications identify that a significant proportion of ships of all types do not meet the regulations and that structural or operational changes will be necessary to do so. This may require additional investment in ship technology or limiting power output of engines which may reduce the speed at which voyages are performed, reducing efficiencies. It may also lead to tighter supply of ships because of the reduced efficiencies, or scrapping of vessels deemed too inefficient to continue operating.

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

Furthermore, recent action by the IMO’s Maritime Safety Committee and United States agencies indicates that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. For example, cyber-risk management systems must be incorporated by ship-owners and managers by 2021.

This might cause companies to create additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures. The impact of such regulations is hard to predict at this time.

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

The date of entry into force of the SOLAS amendments is January 1, 2017, under the tacit acceptance procedure. It will apply to new ships constructed after that date. Ships constructed before January 1, 2017 are required to meet the relevant requirements of the Polar Code by the first intermediate or renewal survey, whichever occurs first, after January 1, 2018.

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

Under OPA, vessel owners and operators are “responsible parties” and are jointly, severally and strictly liable (unless the spill results solely from the act or omission of a third party, an act of God or an act of war) for all containment and clean-up costs and other damages arising from discharges or threatened discharges of oil from their vessels. OPA defines these other damages broadly to include:

•injury to, destruction or loss of, or loss of use of, natural resources and related assessment costs;

•injury to, or economic losses resulting from, the destruction of real and personal property;

•net loss of taxes, royalties, rents, fees or net profit revenues resulting from injury, destruction or loss of real or personal property, or natural resources;

•loss of subsistence use of natural resources that are injured, destroyed or lost;

•lost profits or impairment of earning capacity due to injury, destruction or loss of real or personal property or natural resources; and

•net cost of increased or additional public services necessitated by removal activities following a discharge of oil, such as protection from fire, safety or health hazards, and loss of subsistence use of natural resources.

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs. Effective December 31, 2015, the U.S. Coast Guard adjusted the limits of OPA liability for non-tank vessels (e.g. drybulk) to the greater of $1,200 per gross ton or $997,100 (subject to periodic adjustment for inflation). These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct. The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident where the responsibility party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

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

The EPA and the USCG have also enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial costs, and/or otherwise restrict our vessels from entering U.S. Waters.  The EPA will regulate these ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters pursuant to the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018 and replaces the 2013 Vessel General Permit (“VGP”) program (which authorizes discharges incidental to operations of commercial vessels and contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, stringent requirements for exhaust gas scrubbers, and requirements for the use of environmentally acceptable lubricants) and current Coast Guard ballast water management regulations adopted under the U.S. National Invasive Species Act (“NISA”), such as mid-ocean ballast exchange programs and installation of approved USCG technology for all vessels equipped with ballast water tanks bound for U.S. ports or entering U.S. waters.  VIDA establishes a new framework for the regulation of vessel incidental discharges under Clean Water Act (CWA), requires the EPA to develop performance standards for those discharges within two years of enactment, and requires the U.S. Coast Guard to develop implementation, compliance, and enforcement regulations within two years of EPA’s promulgation of standards.  Under VIDA, all provisions of the 2013 VGP and USCG regulations regarding ballast water treatment remain in force and effect until the EPA and U.S. Coast Guard regulations are finalized.  Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the VGP, including submission of a Notice of Intent (“NOI”) or retention of a PARI form and submission of annual reports. We have submitted NOIs for our vessels where required. On October 26, 2020, the EPA published a Notice of Proposed Rulemaking for Vessel Incidental Discharge National Standards of Performance under
VIDA. By approximately 2022, the U.S. Coast Guard must develop corresponding implementation, compliance and enforcement regulations regarding ballast water.   Compliance with the EPA, U.S. Coast Guard and state regulations could require the installation of ballast water treatment equipment on our vessels or the implementation of other port facility disposal procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

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

The directive imposes limits on the sulfur content of such fuels as a condition of their use within a Member State territory. The maximum sulfur content for marine fuels used by inland waterway vessels and ships at berth in ports in EU countries after January 1, 2010, is 0.1% by mass. As of January 1, 2015, all vessels operating within ECAs, worldwide must comply with 0.1% sulfur requirements. Currently, the only grade of fuel meeting 0.1% sulfur content requirement is low sulfur marine gas oil, or LSMGO. As of July 1, 2010, the reduction of applicable sulfur content limits in the North Sea, the Baltic Sea and the English Channel Sulfur Control Areas is 0.1%. As of January 2020, EU member states must also ensure that ships in all EU waters, except the Emission Control Area, use fuels with a 0.5% maximum sulfur content. The Company does not expect that it will be required to modify any of its vessels to meet any of the foregoing low sulfur fuel requirements.

On September 15, 2020, the European Parliament voted to include greenhouse gas emissions from the maritime sector in the European Union’s carbon market from 2022. This will require shipowners to buy permits to cover these emissions. Contingent on another formal approval vote, specific regulations are forthcoming and are expected to be proposed in 2021.

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

Similarly, in December 2002, amendments to SOLAS created a new chapter of the convention dealing specifically with maritime security. The new Chapter V became effective in July 2004 and imposes various detailed security obligations on vessels and port authorities, and mandates compliance with the International Ship and Port Facilities Security Code, or the ISPS Code. The ISPS Code is designed to enhance the security of ports and ships against terrorism. To trade internationally, a vessel must attain an International Ship Security Certificate, or ISSC, from a recognized security organization approved by the vessel’s flag state. Among the various requirements are:

•on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status;

•on-board installation of ship security alert systems, which do not sound on the vessel but only alert the authorities on shore;

•the development of vessel security plans;

•ship identification number to be permanently marked on a vessel’s hull;

•a continuous synopsis record kept onboard showing a vessel’s history including the name of the ship, the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship’s identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and

•compliance with flag state security certification requirements.

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

For maintenance of the class certification, annual, intermediate and special surveys of hull and machinery, including the electrical plant, and any special equipment, are required to be performed as follows:

•Annual Surveys:  For seagoing ships, annual surveys are conducted within three months, before or after each anniversary of the class period indicated in the certificate.

•Intermediate Surveys:  Extended surveys are referred to as intermediate surveys and are typically conducted two and one-half years after commissioning, and two and one-half years after each class renewal. Intermediate surveys are to be carried out at or between the occasion of the second or third annual survey.

•Class Renewal Surveys:  Class renewal surveys, also known as special surveys, are carried out at the intervals indicated by the character of classification for the hull. At the special survey, the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. If the steel thickness is found to be less than class requirements, the classification society would prescribe steel renewals which require drydocking of the vessel. The classification society may grant a one-year grace period for completion of the special survey. Substantial costs may be incurred for steel renewal in order to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey every four or five years, depending on whether a grace period was granted, a shipowner has the option of arranging with the classification society for the vessel’s hull or machinery to be on a continuous survey cycle, in which case every part of the vessel would be surveyed on a continuous five-year cycle. This process is referred to as continuous class renewal.

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

The Company expects to perform five special survey in 2021 at an aggregate total cost of approximately $6.3 million. The Company expects to perform three intermediate surveys in 2021 at an aggregate total cost of approximately $1.4 million. The Company estimates that offhire related to the surveys and related repair work is ten to twenty days per vessel, depending on the size and condition of the vessel.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a classification society which is a member of the International Association of Classification Societies. All of the Company’s vessels are certified by Det Norske Veritas, Nippon Kaiji Kiokai or Bureau Veritas. All new and second-hand vessels that the Company purchases must be certified prior to delivery under its standard purchase contracts, referred to as the memorandum of agreement or ship building contracts. Certification of second-hand vessels must be verified by a Class Maintenance Certificate issued within 72 hours prior to delivery. If the vessel is not certified on the date of closing, the Company has the option to cancel the agreement on the basis of Seller’s default, and not take delivery of the vessel.

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

INDUSTRY AND MARKET CONDITIONS

Market Overview

Ocean going vessels represent the most efficient and often the only means of transporting large volumes of dry cargo over long distances. Dry bulk cargo includes both major and minor commodities such as coal, iron ore, grain, bauxite, cement clinker, and limestone. Dry bulk trade is influenced by the underlying demand for the dry bulk commodities which in turn is influenced by the level of global economic activity.

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

Dry Bulk Shipping — the Main Participants

In the dry bulk shipping industry there are multiple functions, with individual parties carrying out one or more of such functions. In general, the principal functions within dry bulk shipping are as follows:

•Ship Owner or Registered Owner — Generally, this is an entity retaining the legal title of ownership over a vessel.

•Ship Operator — Generally, this is an entity seeking to generate profit either through the chartering of ships (owned or chartered-in) to others, or from the transportation of cargoes. Entities focusing on the transportation of cargoes may engage in chartering of ships to other entities, but those companies focusing on chartering ships to other entities rarely act to carry cargoes for customers.

•Shipmanager/Commercial Manager — This is an entity designated to be responsible for the day to day commercial management of the ship and the best contact for the ship regarding commercial matters, including post fixture responsibilities, such as laytime, demurrage, insurance and charter clauses. These companies undertake the activities of ship operators but, unlike a ship operator, they do not own or charter-in the vessels at their own risk.

•Technical Manager — This is an entity specifically responsible for the technical operation and technical superintendence of a ship. This company may also be responsible for hiring, training and supervising ship officers and crew, and for all aspects of the day to day operation of the fleet, including repair work, spare parts inventory, re-engineering, surveys and dry-docking.

•Cargo Owner — This is normally a producer (e.g., a miner), consumer (e.g., a steel mill) or trading house who requires transportation of cargo by a cargo focused ship operator.

The Company participates in each of these capacities with the exception of cargo owner, although at rare opportunistic times the Company may purchase cargo for resale after completion of a voyage.

The Freight Market

Dry bulk vessels are employed in the market through a number of different chartering options. The general terms typically found in these types of contracts are described below.

•Time Charter.  A charter under which the vessel owner or operator is paid charterhire on a per-day basis for a specified period of time. Typically, the shipowner receives semi-monthly charterhire payments on a U.S. dollar-per-day basis and is responsible for providing the crew and paying vessel operating expenses, while the charterer is responsible for paying the voyage expenses and additional voyage insurance. The ship owner is also responsible for the vessel’s intermediate and special survey (heavy mandatory maintenance) costs. Under time charters, including trip charters, the charterer pays all voyage expenses including port, canal and bunker (fuel) costs.

•Trip Charter.  A time charter for a trip to carry a specific cargo from a load port to a discharge port at a set daily rate.

•Voyage Charter.  A charter to carry a specific amount and type of cargo on a load-port to discharge-port basis, subject to various cargo handling terms. Most of these charters are of a single voyage nature, as trading patterns do not encourage round trip voyage trading. The ship operator receives payment based on a price per ton of cargo loaded on board the vessel. The ship operator is responsible for the payment of all voyage expenses, as well as the costs of owning or hiring the vessel.

•Contract of Affreightment.  A contract of affreightment, or COA, relates to the carriage of multiple cargoes over the same route and enables the service provider to nominate different vessels to perform the individual voyages. Essentially, it constitutes a series of voyage charters to carry a specified amount of cargo during the term of the CoA, which usually spans a number of months or years. Freight normally is agreed on a U.S. dollar-per-ton carried basis with bunker cost escalation or de-escalation adjustments.

•Bareboat Charter.  A bareboat charter involves the use of a vessel, usually over longer periods of time (several years). In this case, all voyage expenses and vessel operating expenses, including maintenance, crewing and insurance, are paid for by the charterer. The owner of the vessel receives monthly charterhire payments on a U.S. dollar per day basis and is responsible only for the payment of capital costs related to the vessel. A bareboat charter is also known as a “demise charter” or a “time charter by demise.”

The Company primarily employs its vessels under voyage charters together with COAs and time charters.

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

Summary of Risk Factors

•The cyclical and volatile nature of the seaborne drybulk transportation industry may lead to significant decreases in charter and freight rates, which may have an adverse effect on our revenues, earnings and profitability and our ability to comply with our loan covenants.
•Our financial results and operations may be adversely affected by the ongoing outbreak of COVID-19, and related governmental responses thereto.
•An increase in interest rates could adversely affect our cash flow and financial condition.
•Any change in drybulk carrier capacity in the future may result in lower charter and freight rates which, in turn, will adversely affect our profitability.
•The market values of our owned vessels may decrease, which could limit the amount of funds that we can borrow or cause us to breach certain covenants in our credit facilities and we may incur impairment or a loss if we sell vessels following a decline in their market value.
•The Company has relied on financial support from its founders and investors through related party loans, which may not be available to us in the future.
•The state of the global financial markets and economic conditions may adversely impact our ability to obtain additional financing on acceptable terms and otherwise negatively impact our business.
•Changes in the economic and political environment in China and policies adopted by the government to regulate its economy may have a material adverse effect on our business, financial condition and results of operations.

•Our revenues are subject to seasonal fluctuations, which could affect our operating results and our ability to pay dividends, if any, in the future.
•If our vessels call on ports located in countries or territories that are the subject of sanctions or embargoes imposed by the U.S., the European Union, the United Nations, or other governmental authorities, it could lead to monetary fines or penalties and may adversely affect our reputation and the market for our securities.
•We are subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business.
•Changes in fuel prices, that may result from increased oil prices, may adversely affect our profitability.
•In the highly competitive international shipping industry, we may not be able to compete successfully for chartered-in vessels or for vessel employment and, as a result, we may be unable to charter-in vessels at reasonable rates or employ our vessels profitably.
•Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our Environmental, Social and Governance (“ESG”) policies may impose additional costs on us or expose us to additional risks.
•We depend upon a few significant customers for a large part of our revenues and cash flow, and the loss of one or more of these customers could adversely affect our financial performance.
•We are subject to certain risks with counterparties on contracts and the failure of such counterparties to meet their obligations could cause us to suffer losses or otherwise adversely affect our business and ability to comply with covenants in our loan agreements, which could impose operating and financial restrictions on us.
•Obligations associated with being a public company require significant company resources and management attention, and we incur increased costs as a result of being a public company.
•Because we purchase and operate secondhand vessels, we may be exposed to increased operating costs which could adversely affect our earnings and, as our fleet ages, the risks associated with older vessels could adversely affect our ability to obtain profitable charters.
•Our ability to obtain additional debt financing, or to refinance existing indebtedness, may be dependent on the performance and length of our charter contracts and the creditworthiness of our contract counterparties.
•We depend on our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and other key employees, and the loss of their services would have a material adverse effect on our business, results and financial condition.
•Exposure to currency exchange rate fluctuations will result in fluctuations in our cash flows and operating results.
•United States tax authorities could treat us as a “passive foreign investment company,” which could have adverse United States federal income tax consequences to U.S. holders.
•We have had and in the future may identify material weaknesses in our internal control over financial reporting that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements.
•We rely on our information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations, including on our vessels. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.
•Volatility in the broader securities markets and trading volume of our common shares could adversely impact the trading price of our common shares.
•Because we are a foreign corporation, you may not have the same rights that a shareholder in a U.S. corporation may have, and it may not be possible for our investors to enforce U.S. judgments against us.

Risks Relating to the Company’s Industry

The cyclical and volatile nature of the seaborne drybulk transportation industry may lead to decreases in charter and freight rates, which may have an adverse effect on the Company’s revenues, earnings and profitability and its ability to comply with its loan covenants. The market showed signs of improvement beginning in late 2020 due to a continued decline in newbuilding deliveries which constrict the supply of tonnage and inflate rates and a rebound in demand from COVID 19 disruptions,. Going forward, rising protectionism and uncertainty concerning a trade war over tariffs may dampen growth in demand for some products, however, some analysts predict volumes will not change and may increase tonne-miles by disrupting historical trade patterns.

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

Although our operating fleet is primarily chartered-in on a short-term basis and lower charter rates result in lower charter hire costs, changes in charter and freight rates in the drybulk market affect vessel values and earnings on our owned fleet, and may affect our cash flows, liquidity and ability to comply with the financial covenants in our loan agreements. Another extended downturn in the drybulk carrier market may have adverse consequences. The value of our common shares could be substantially reduced under these circumstances.

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

Factors that influence demand for vessel capacity include:

•supply of and demand for energy resources, commodities, semi-finished and finished consumer and industrial products;
•changes in the exploration or production of energy resources, commodities, semi-finished and finished consumer and industrial products;
•the location of regional and global exploration, production and manufacturing facilities;
•the location of consuming regions for energy resources, commodities, semi-finished and finished consumer and industrial products;
•the globalization of production and manufacturing;
•global and regional economic and political conditions, including armed conflicts, terrorist activities, embargoes and strikes;
•natural disasters and other disruptions in international trade;
•developments in international trade;
•changes in seaborne and other transportation patterns, including the distance cargo is transported by sea;
•environmental and other regulatory developments;
•currency exchange rates;
•pandemics, such as the ongoing COVID-19 pandemic;
•bunker (fuel) prices; and
•weather.

Demand for our vessels is dependent upon economic growth in the world’s economies, seasonal and regional changes in demand, changes in the capacity of the global drybulk fleet and the sources and supply of drybulk cargo transported by sea. Although the current newbuilding orderbook (as a percentage of the on-the-water fleet) is at a historically low level, a pickup in new ordering could increase global capacity and there can be no assurance that economic growth will continue in order to absorb this higher supply. Adverse economic, political, social or other developments could have a material adverse effect on our business and operating results.

The factors that influence the supply of vessel capacity include:

•the number of newbuilding deliveries;
•port and canal congestion;
•bunker prices;
•the scrapping rate of older vessels;
•vessel casualties;
•speed of vessels being operated;
•the number of vessels that are out of service, namely those that are laid-up, dry-docked, awaiting repairs or otherwise not available for hire;

•availability of financing for new vessels;
•changes in national or international regulations that may effectively cause reductions in the carrying capacity of vessels or early obsolescence of tonnage; and
•changes in environmental and other regulations that may limit the useful lives of vessels.

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

In the current global economy, operating businesses are faced with tightening credit, weak demand for goods and services, and weak international liquidity conditions. There has similarly been a general decline in the willingness by banks and other financial institutions to extend credit, particularly in the shipping industry, due to the historically volatile asset values of vessels. As the shipping industry is highly dependent on the availability of credit to finance and expand operations, it has been negatively affected by this decline. In particular, lower demand for drybulk cargoes as well as diminished trade credit available for the delivery of such cargoes have led to decreased demand for drybulk vessels, creating downward pressure on charter rates and vessel values. Any further weakening in global economic conditions may have a number of adverse consequences for drybulk and other shipping sectors, including, among other things:

•low charter rates, particularly for vessels employed on short-term time charters or in the spot market;
•decreases in the market value of drybulk vessels and limited second-hand market for the sale of vessels;
•limited financing for vessels;
•widespread loan covenant defaults; and
•declaration of bankruptcy by certain vessel operators, vessel owners, shipyards and charterers.

The occurrence of one or more of these events could have a material adverse effect on our business, results of operations, cash flows and financial condition.

An increase in interest rates could adversely affect our cash flow and financial condition.
We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding. Moreover, in the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR may have been underreporting or otherwise manipulating the inter-bank lending rate applicable to them. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged LIBOR manipulation, and investigations by regulators and governmental authorities in various jurisdictions are ongoing. In addition, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is not currently possible to predict the effect of any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. If LIBOR or any alternative reference rate were to increase significantly, the amount of interest payable on our outstanding indebtedness could increase significantly and could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Any change in drybulk carrier capacity in the future may result in lower charter and freight rates which, in turn, will adversely affect our profitability.

The global drybulk fleet has increased significantly over the past 10 years as a result of the large number of newbuilding orders placed throughout this period. Scrapping of older ships has helped curtail some of this new supply growth, but it has not been enough to materially offset the large net growth in the fleet. Supply growth momentum has slowed down significantly in recent years as less and less newbuilding orders have been placed. During 2020, 432 newbuilding vessels were delivered to industry participants, and 96 vessels were scrapped, resulting in 4.3% net growth in the drybulk fleet on a DWT-adjusted basis.

Although supply growth has been decreasing, the global fleet remains over-supplied. Assuming newbuilding ordering remains at current low levels, it may take some years until the excess supply ultimately gets absorbed by growing demand and natural attrition of the fleet as older vessels go to demolition.

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

The fair market values of our owned vessels have generally experienced high volatility, and you should expect the market values of our vessels to fluctuate depending on a number of factors including:

•prevailing level of charter and freight rates;
•general economic and market conditions affecting the shipping industry;
•types and sizes of vessels;
•supply of and demand for vessels;
•other modes of transportation;
•cost of newbuildings;
•governmental and other regulations; and
•technological advances.

In addition, as vessels grow older, they generally decline in value. If the market values of our owned vessels decrease, we may not be in compliance with certain covenants in our credit facilities secured by mortgages on our drybulk vessels unless we provide additional collateral or prepay a portion of the loan to a level where we are again in compliance with our loan covenants. The Company was in compliance with all of its covenants for the years ended December 31, 2020 and 2019.

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

For example, the economic slowdown in the Asia-Pacific region, especially in China, could negatively affect global economic markets and the market for drybulk shipping. Chinese drybulk imports have accounted for the majority of global drybulk transportation growth annually over the last decade, with recent demand growth driven by stronger iron ore and coal imports into China. Before the global economic financial crisis that began in 2008, China had one of the world’s fastest growing economies in terms of gross domestic product, or GDP, which had a significant impact on shipping demand. The growth rate of China’s GDP for the year ended December 31, 2020, was 2.3%, down from a growth rate of 6.0% for the year ended December 31, 2019, but remaining well below pre-2008 levels. China and other countries in the Asia Pacific region may continue to experience slowed or even negative economic growth in the future. Our financial condition and results of operations, as well as our future prospects, would likely be hindered by a continuing or worsening economic downturn in any of these countries or geographic regions. Furthermore, there is a rising threat of a Chinese financial crisis resulting from massive personal and corporate indebtedness and “trade wars”. The International Monetary Fund has warned that continuing trade tensions, including significant tariff increases, between the United States and China could derail recovery from the impacts of COVID-19. We cannot assure you that the Chinese economy will not experience a significant contraction in the future.

The United States, the European Union and other parts of the world have likewise experienced relatively slow growth and weak economic trends since 2008. Over the past several years, the credit markets in the United States and Europe have remained conditions have generally improved, renewed adverse and developing economic and governmental factors, together with the concurrent volatility in charter rates and vessel values, may have a material adverse effect on our results of operations, financial condition and cash flows and could cause the price of our common shares to decline. An extended period of deterioration in the outlook for the world economy could reduce the overall demand for our services and could also adversely affect our ability to obtain financing on acceptable terms or at all.

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

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean and in the Gulf of Aden off the coast of Somalia and, in particular, the Gulf of Guinea region off Nigeria, which experienced increased incidents of piracy in recent years. Sea piracy incidents continue to occur, increasingly in the Sulu Sea and the Gulf of Guinea, with drybulk vessels particularly vulnerable to such attacks. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping. The perception that our vessels are a potential piracy or terrorist target could have a material adverse impact on our business, financial condition and results of operations.

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

We conduct most of our operations outside of the United States, and our business, results of operations, cash flows, financial condition and ability to pay dividends, if any, in the future may be adversely affected by changing economic, political and government conditions in the countries and regions where our vessels are employed or registered. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political conflicts, including the current political instability in the Middle East and the South China Sea region and other geographic countries and areas, geopolitical events such as Brexit, terrorist or other attacks, and war (or threatened war) or international hostilities, such as those between the United States and North Korea. Terrorist attacks as well as the frequent incidents of terrorism in the Middle East, and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks around the world, continues to cause uncertainty in the world's financial markets and may affect our business, operating results and financial condition. Continuing conflicts and recent developments in the Middle East, including increased tensions between the U.S. and Iran, as well as the presence of U.S. or other armed forces in Iraq, Syria, Afghanistan and various other regions, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. As a result of the above, insurers have increased premiums and reduced or restricted coverage for losses caused by terrorist acts generally. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs. Additionally, Brexit, or similar events in other jurisdictions, could impact global markets, including foreign exchange and securities markets; any resulting changes in currency exchange rates, tariffs, treaties and other regulatory matters could in turn adversely impact our business and operations.

Further, governments may turn and have turned to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. In particular, leaders in the United States and China have implemented certain increasingly protective trade measures. The results of the 2020 U.S. presidential election may improve the future relationship between the United States, China and other exporting countries, including with respect to trade policies, treaties, government regulations and tariffs. It is not yet clear how the new United States administration under President Biden may deviate from the former administration's protectionist foreign trade policies. Protectionist developments, or the perception that they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Moreover, increasing trade protectionism may cause an increase in (i) the cost of goods exported from regions globally, (ii) the length of time required to transport goods and (iii) the risks associated with exporting goods. Such increases may significantly affect the quantity of goods to be shipped, shipping time schedules, voyage costs and other associated costs, which could have an adverse impact on our charterers' business, operating results and financial condition and could thereby affect their ability to make timely charter hire payments to us and to renew and increase the number of their time charters with us. This could have a material adverse effect on our business, results of operations, financial condition and our ability to pay any cash distributions to our stockholders.

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

In addition, public health threats, such as COVID-19, influenza and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred in various parts of the world in which we operate, including China, could adversely impact our operations, the timing of completion of scheduled dry-dockings and ballast water treatment system installation projects, as well as the operations of our customers.

Any of these occurrences could have a material adverse impact on our future performance, results of operations, cash flows and financial position.

Our financial results and operations may be adversely affected by the ongoing outbreak of COVID-19, and related governmental responses thereto.

Since the beginning of calendar year 2020, the outbreak of COVID-19 that originated in China in late 2019 and that has spread to most nations around the globe has resulted in numerous actions taken by governments and governmental agencies in an attempt to mitigate the spread of the virus, including travel bans, quarantines, and other emergency public health measures, and a number of countries implemented lockdown measures. These measures have resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets. If the COVID-19 pandemic continues on a prolonged basis or becomes more severe, the adverse impact on the global economy and the rate environment for cargo vessels may deteriorate further and our operations and cash flows may be negatively impacted. Relatively weak global economic conditions during periods of volatility have and may continue to have a number of adverse consequences for shipping sectors, including, among other things:

•low charter rates, particularly for vessels employed on short-term time charters or in the spot market;

•limited second-hand market for the sale of vessels;

•limited financing for vessels

•loan covenant defaults; and

•declaration of bankruptcy by certain vessel operators, vessel owners, shipyards and charterers.

The COVID-19 pandemic and measures to contain its spread have negatively impacted regional and global economies and trade patterns in markets in which we operate, the way we operate our business, and the businesses of our charterers and suppliers. These negative impacts could continue or worsen, even after the pandemic itself diminishes or ends. Companies, including us, have also taken precautions, such as requiring employees to work remotely and imposing travel restrictions, while some other businesses have been required to close entirely. Moreover, we face significant risks to our personnel and operations due to the COVID-19 pandemic. Our crews face risk of exposure to COVID-19 as a result of travel to ports in which cases of COVID-19 have been reported. Our shore-based personnel likewise face risk of such exposure, as we maintain offices in areas that have been impacted by the spread of COVID-19.

Measures against COVID-19 in a number of countries have restricted crew rotations on our vessels, which may continue or become more severe. As a result, in 2020, we experienced and may continue to experience disruptions to our normal vessel operations caused by increased deviation time associated with positioning our vessels to countries in which we can undertake a crew rotation in compliance with such measures. Delays in crew rotations have led to issues with crew fatigue and may continue to do so, which may result in delays or other operational issues. We have had and expect to continue to have increased expenses due to incremental fuel consumption and days in which our vessels are unable to earn revenue in order to deviate to certain ports on which we would ordinarily not call during a typical voyage. We may also incur additional expenses associated with testing, personal protective equipment, quarantines, and travel expenses such as airfare costs in order to perform crew rotations in the current environment. In 2020, delays in crew rotations have also caused us to incur additional costs related to crew bonuses paid to retain the existing crew members on board and may continue to do so.

The COVID-19 pandemic and measures in place against the spread of the virus have led to a highly difficult environment in which to dispose of vessels given difficulty to physically inspect vessels. The impact of COVID-19 has also resulted in reduced industrial activity in China with temporary closures of factories and other facilities, labor shortages and restrictions on travel. We believe these disruptions along with other seasonal factors, including lower demand for some of the cargoes we carry, have contributed to lower rates in 2020.

Epidemics may also affect personnel operating payment systems through which we receive revenues from the chartering of our vessels or pay for our expenses, resulting in delays in payments. Organizations across industries, including ours, are rightly focusing on their employees' well-being, whilst making sure that their operations continue undisrupted and at the same time, adapting to the new ways of operating. As such employees are encouraged or even required to operate remotely which significantly increases the risk of cyber security attacks.

Further, containment measures and quarantine restrictions adopted by many countries worldwide have caused significant impact on our ability to embark and disembark crew members and on our seafarers themselves. As a result, since the outbreak of COVID-19 and as of the date of this report, we have encountered certain prolonged delays and surrounding complexities in embarking and disembarking crew onto our ships which further resulted in increased operational costs and decreased revenues by reason of off-hires associated with crew rotation and related logistical complications associated with supplying our vessels with spares or other supplies.

The occurrence or continued occurrence of any of the foregoing events or other epidemics or an increase in the severity or duration of the COVID-19 or other epidemics could have a material adverse effect on our business, results of operations, cash flows, financial condition, value of our vessels, and ability to pay dividends.

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

The operation of ocean-going vessels carries inherent risks. These risks include the possibility of:

•marine disaster;
•environmental accidents;
•cargo and property losses or damage;
•business interruptions caused by mechanical failure, human error, war, terrorism, political action in various countries, labor strikes or adverse weather conditions; and
•piracy.

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

If our vessels call on ports located in countries or territories that are the subject of sanctions or embargoes imposed by the U.S., the European Union, the United Nations, or other governmental authorities, it could lead to monetary fines or penalties and may adversely affect our reputation and the market for our securities.

Although no vessels operated by us have called on ports located in countries or territories that are the subject of country-wide or territory-wide sanctions or embargoes imposed by the U.S. government or other governmental authorities (“Sanctioned Jurisdictions”) in violation of applicable sanctions or embargo laws in 2020, and we endeavor to take precautions reasonably designed to mitigate such risk, it is possible that, in the future, our vessels may call on ports located in Sanctioned Jurisdictions on our charterers’ instructions and/or without our consent. If such activities result in a violation of sanctions or embargo laws, we could be subject to monetary fines, penalties, or other sanctions, and our reputation and the market for our common shares could be adversely affected.

Sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or expanded over time. Current or future counterparties of ours may be affiliated with persons or entities that are or may be in the future the subject of sanctions or embargoes imposed by the U.S., the EU, and/or other international bodies. If we determine that such sanctions require us to terminate existing or future contracts to which we, or our subsidiaries, are party or if we are found to be in violation of such applicable sanctions, our results of operations may be adversely affected or we may suffer reputational harm.
Although we believe that we have been in compliance with all applicable sanctions and embargo laws and regulations, and intend to maintain such compliance, there can be no assurance that we will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines, penalties or other sanctions that could negatively impact our ability to access U.S. capital markets and conduct our business, and could result in some investors deciding, or being required, to divest their interest, or not to invest, in us. In addition, certain institutional investors may have investment policies or restrictions that prevent them from holding securities of companies that have contracts with countries identified by the U.S. government as state sponsors of terrorism. The determination by these investors not to invest in, or to divest from, our securities may adversely affect the price at which our securities trade. Additionally, some investors may decide to divest their interest, or not to invest, in our company simply because we do business with companies that do business in sanctioned countries or territories. Moreover, our charterers may violate applicable sanctions and embargo laws and regulations as a result of actions that do not involve us or our vessels, and those violations could in turn negatively affect our reputation. In addition, our reputation and the market for our securities may be adversely affected if we engage in certain other activities, such as lawfully entering into charters with individuals or entities that are not controlled by the governments of countries or territories that are the subject of certain U.S. sanctions or embargo laws, or engaging in operations associated with those countries or territories pursuant to contracts with third parties that are unrelated to those countries or territories or entities controlled by their governments. Investor perception of the value of our common shares may be adversely affected by the consequences of war, the effects of terrorism, civil unrest and governmental actions in the countries or territories that we operate in.

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

Fuel, or bunkers, is typically the largest expense of our operating business and therefore, changes in the price of fuel may adversely affect our profitability. When we operate vessels under COAs or voyage charters, we are responsible for all voyage costs, including bunkers. The price and supply of fuel can be unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Further, fuel may become much more expensive in the future, such as when new regulations requiring the use of low sulphur fuel went into effect in 2020. Increased fuel costs may reduce our profitability. We continually monitor the market volatility associated with bunker prices and seek to hedge our exposure to changes in the price of marine fuels with our bunker hedging program. Please see “The Company’s Management and Discussion Analysis of

Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risks - Fuel Swap Contracts.”

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

We expect to derive a significant part of our revenue and cash flow from a relatively small number of repeat customers. For the year ended December 31, 2020, one customer accounted for approximately 10% of total revenue and all of our top ten customers, representing 44% of total revenue, are repeat customers. If one or more of our significant customers is unable to perform under one or more charters or COAs and we are not able to find a replacement charter or COA; or if a customer exercises certain rights to terminate the charter or COA, we could suffer a loss of revenues that could materially adversely affect our business, financial condition, results of operations and cash available for distribution as dividends to our shareholders.

We could lose a customer or the benefits of a charter or COA if, among other things:

•the customer fails to make charter payments because of its financial inability, disagreements with us or otherwise; or
•the customer terminates the charter because we do not perform in accordance with such charter and do not cure such failures within a specified period.

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

Our credit facilities and finance leases, which are secured by mortgages on our vessels, impose certain operating and financial restrictions on us, mainly to ensure that the market value of the mortgaged vessel under the applicable credit facility does not fall below a certain percentage of the outstanding amount of the loan, which we refer to as the collateral maintenance or loan to value ratio. In addition, certain of our credit facilities include other financial covenants, which require us to, among other things, maintain:

•a consolidated leverage ratio of not more than 200%;
•a consolidated debt service coverage ratio of not less than 120%;
•Minimum consolidated net worth of $45 million plus, with respect to any vessel purchased or leased by the Guarantor or its subsidiaries, for so long as such vessels are legally or economically owned, 25% of the purchase price or (finance) lease amount of such vessels;

•consolidated minimum liquidity of not less than $18 million

In general, the operating restrictions that are contained in our credit facilities may prohibit or otherwise limit our ability to, among other things:

•effect changes in management of our vessels;
•sell or dispose of any of our assets, including our vessels;
•declare and pay dividends;
•incur additional indebtedness;
•mortgage our vessels; and
•incur and pay management fees or commissions.

Non-compliance with any of our financial covenants or operating restrictions contained in our credit facilities may constitute an event of default under our credit facilities, which, unless cured within the grace period set forth under the applicable credit facility, if applicable, or waived or modified by our lenders, provides our lenders with the right to, among other things, require us to post additional collateral, enhance our equity and liquidity, increase our interest payments, pay down our indebtedness to a level where we are in compliance, sell vessels in our fleet, reclassify our indebtedness as current liabilities, accelerate our indebtedness, or foreclose their liens on our vessels and the other assets securing the credit facilities, which would impair our ability to continue to conduct our business. As of December 31, 2020, we are in compliance with covenants contained in our debt agreements. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Borrowing Activities.”

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

One of our principal business strategies is to continue to expand capacity and flexibility by increasing our owned fleet as we secure additional demand for our services. Our growth strategy will depend upon a number of factors, some of which may not be within our control. These factors include our ability to:

•enter into new contracts for the transportation of cargoes;
•develop customized logistics solutions within targeted dry bulk trades;
•locate and acquire suitable vessels for acquisitions at attractive prices;
•obtain required financing for our existing and new operations;
•integrate any acquired vessels successfully with our existing operations, including obtaining any approvals and qualifications necessary to operate vessels that we acquire;
•enhance our customer base;
•hire, train and retain qualified personnel and crew to manage and operate our growing business and fleet;
•identify additional new markets; and
•improve our operating, financial and accounting systems and controls.

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

We estimate the useful life of our vessels to be 25 or 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of our vessels range from 8 - 22 years, depending on the age and type of vessel. The average age of our owned drybulk carriers at the time of this filing is approximately 10 years. A portion of our cash flows and income are dependent on the revenues earned by employing our vessels. If we are unable to replace the vessels in our fleet at the end of their useful lives, our business, results of operations, financial condition and ability to pay dividends could be materially and adversely affected. We currently do not maintain reserves for vessel replacements. We intend to finance vessel replacements from internally generated cash flow, borrowings under our credit facilities or additional equity or debt offerings.

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

We rely on our information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations, including on our vessels. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.

We rely on our computer systems and network infrastructure across our operations, including on our vessels. The safety and security of our vessels and efficient operation of our business, including processing, transmitting and storing electronic and financial information, are dependent on computer hardware and software systems, which are increasingly vulnerable to security breaches and other disruptions. Any significant interruption or failure of our information systems or any significant breach of security could adversely affect our business and results of operations.

Our vessels rely on information systems for a significant part of their operations, including navigation, provision of services, propulsion, machinery management, power control, communications and cargo management. We have in place safety and security measures on our vessels and onshore operations to secure our vessels against cyber-security attacks and any disruption to their information systems. However, these measures and technology may not adequately prevent security breaches despite our continuous efforts to upgrade and address the latest known threats. A disruption to the information system of any of our vessels could lead to, among other things, wrong routing, collision, grounding and propulsion failure.

Beyond our vessels, we rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not adequately prevent security breaches. The technology and other controls and processes designed to secure our confidential and proprietary information, detect and remedy any unauthorized access to that information were designed to obtain reasonable, but not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Such controls may in the future fail to prevent or detect, unauthorized access to our confidential and proprietary information. In addition, the foregoing events could result in violations of applicable privacy and other laws. If confidential information is inappropriately accessed and used by a third party or an employee for illegal purposes, we may be responsible to the affected individuals for any losses they may have incurred as a result of misappropriation. In such an instance, we may also be subject to regulatory action, investigation or liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of our information systems.

Our operations, including our vessels, and business administration could be targeted by individuals or groups seeking to sabotage or disrupt such systems and networks, or to steal data, and these systems may be damaged, shutdown or cease to function properly (whether by planned upgrades, force majeure, telecommunications failures, hardware or software break-ins or viruses, other cyber-security incidents or otherwise). For example, the information systems of our vessels may be subject to threats from hostile cyber or physical attacks, phishing attacks, human errors of omission or commission, structural failures of resources we control, including hardware and software, and accidents and other failures beyond our control. The threats to our information systems are constantly evolving, and have become increasingly complex and sophisticated. Furthermore, such threats change frequently and are often not recognized or detected until after they have been launched, and therefore, we may be unable to anticipate these threats and may not become aware in a timely manner of such a security breach, which could exacerbate any damage we experience.

We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. A cyber-attack could result in significant expenses to investigate and repair security breaches or system damages and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and diminished customer confidence. In addition, our remediation efforts may not be successful and we may not have adequate insurance to cover these losses.

The unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Holders

As of March 15, 2021, the Company estimates that there were approximately 1,147 holders of record of our common shares.

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

In addition, since we are a holding company with no material assets other than the shares of our subsidiaries through which we conduct our operations, our ability to pay dividends will depend on our subsidiaries’ distributing to us their earnings and cash flows. The Company paid a quarterly cash dividend of $0.035 per common share commencing in May 2019. In March 2020 the Company suspended its dividend due to the uncertainty caused by COVID-19 global pandemic, however it declared a quarterly cash dividend of $0.02 per common share in December 2020. We cannot assure you that we will be able to pay regular quarterly dividends, and our ability to pay dividends will be subject to the limitations set forth above and in the section of this Form 10-K titled “Risk Factors.” The Company has dividends payable of $1.0 million at December 31, 2020.

Use of Proceeds

Not applicable

Purchases of Equity Securities by Issuer and Affiliates

Not applicable

Securities Authorized for Issuance Under Equity Compensation Plan

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plan.

 ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except shipping days data)	As of and for the years ended December 31,
	2020	2019
Selected Data from the Consolidated Statements of Operations
Voyage revenue	$349,738	$365,715
Charter revenue	33,158	46,483
Total revenue	382,896	412,198
Voyage expense	161,881	165,479
Charter hire expense	127,769	132,950
Vessel operating expenses	38,047	45,266
Total cost of transportation and service revenue	327,697	343,695
Vessel depreciation and amortization	16,873	18,394
Gross Profit	38,326	50,109
Other operating expenses	16,097	17,514
Loss on impairment of vessels	1,801	4,751
Loss on sale of vessels	730	4,585
Income from operations	19,697	23,258
Total other expense, net	(7,005)	(6,209)
Net income	12,692	17,049
Income attributable to noncontrolling interests	(1,340)	(5,391)
Net income attributable to Pangaea Logistics Solutions Ltd.	$11,352	$11,658

Net income from continuing operations per common share information
Basic income per share	$0.26	$0.27
Diluted income per share	$0.26	$0.27
Weighted-average common shares Outstanding - basic	43,418	42,752
Weighted-average common shares Outstanding - diluted	43,817	43,267
Cash dividends declared per share	$0.02	$0.105

Adjusted EBITDA (1)	41,598	52,861

Shipping Days (2)
Voyage days	14,756	14,199
Time charter days	3,021	3,177
Total shipping days	17,777	17,376

TCE Rates ($/day)	$12,433	$14,199

Selected Data from the Consolidated Balance Sheets
Cash, restricted cash and cash equivalents	$48,397	$53,055
Total assets	$450,404	$479,903
Total secured debt, including obligations under finance leases	$159,389	$176,688
Total shareholders' equity	$234,431	$243,072

Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$20,836	$44,459
Net cash used in investing activities	$(6,888)	$(46,602)
Net cash used in financing activities	$(18,606)	$(916)

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

The reconciliation of gross profit to net transportation and service revenue and income from operations to Adjusted EBITDA is as follows:

(in thousands)	Years Ended December 31,
	2020	2019
Net Transportation and Service Revenue (3)
Gross Profit (4)	$38,326	$50,109
Add:
Vessel Depreciation and Amortization	16,873	18,394
Net transportation and service revenue	$55,199	$68,503

Adjusted EBITDA
Income from operations	$19,697	$23,258
Depreciation and amortization	17,055	18,529
Loss on sale of vessel	730	4,585
Loss on impairment of vessels	$1,801	$4,751
Share-based compensation	$2,315	$1,737
Adjusted EBITDA	$41,598	$52,860

Amounts in the table above have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

(3)Net transportation and service revenue represents total revenue less the total direct costs of transportation and services, which includes charter hire, voyage and vessel operating expenses. Net transportation and service revenue is included because it is used by management and certain investors to measure performance by comparison to other logistic service providers. Net transportation and service revenue is not an item recognized by the generally accepted accounting principles in the United States of America, or U.S. GAAP, and should not be considered as an alternative to net income, operating income, or any other indicator of a company's operating performance required by U.S. GAAP. Pangaea’s definition of net transportation and service revenue used here may not be comparable to an operating measure used by other companies.

(4)Gross profit represents total revenue less net transportation and service revenue and less vessel depreciation and amortization.

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

Overview

Critical Accounting Policies and Estimates

As discussed in Note 3, "Summary of Significant Accounting Policies," of our Financial Statements, which more fully describes our significant accounting policies, the preparation of consolidated financial statements in accordance with U.S. GAAP requires us to exercise judgment in the process of applying our accounting policies. It also requires that we make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting policies and estimates that we believe are most critical to the portrayal of our financial condition and results of operations are listed below. We believe these policies require the most difficult, subjective, and complex judgments in estimating the effect of inherent uncertainties.

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

The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include the Company’s estimate of future time charter equivalent "TCE" rates based on current rates under existing charters and contracts. When existing contracts expire, the Company uses an estimated TCE based on actual results and extends these rates out to the end of the vessel’s useful life. TCE rates can be highly volatile, may affect the fair value of the Company’s vessels and may have a significant impact on the Company’s ability to recover the carrying amount of its fleet. Accordingly, the volatility is contemplated in the undiscounted projected net operating cash flow by using a sensitivity analysis based on percent changes in the TCE rates. The Company prepares a series of scenarios in an attempt to capture the range of possible trends and outcomes. Projected net operating cash flows are net of brokerage and address commissions and assume no revenue on scheduled offhire days. The Company uses the current vessel operating expense budget, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows. If these projected cash flows do not exceed the carrying value of the asset group, an impairment charge would be calculated. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties.

The Company concluded that no triggering event had occurred during the first, third and fourth quarter of 2020 which would require impairment testing. During the second quarter of 2020, the Company determined that a triggering event occurred related to a sale of a vessel, as the carrying value exceeded its fair value. A loss on impairment of $1.8 million was recorded in the second quarter of 2020 when the Memorandum of Agreement was signed. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amount and as such, no additional loss on impairment was recognized.

At December 31, 2019, the Company had accepted an offer to sell the m/v Bulk Patriot below the carrying amount of the vessel, to be delivered in the first quarter of 2020. As a result, a loss on impairment of the vessel for an amount totaling $4.8 million, which was equal to the excess of the carrying amount of the asset over the agreed upon sale value less estimated costs to sell, was included in the consolidated statements of operations. The vessel has been classified as held for sale as of December 31, 2019. The Company identified additional potential triggering events that resulted from the loss recognized on the sale of other vessels in the fourth quarter of 2019 of $4.6 million.

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

The table set forth below indicates the purchase price of the Company’s vessels and the net carrying amount of each vessel as of December 31, 2020.

(In thousands of U.S. dollars)

Vessel Name	Date Acquired	Size	Year Build	Purchase Price	Net Carrying Amount
m/v Bulk Endurance	January 2017	UMX - 1C	2017	$28,000	$24,025
m/v Bulk Destiny	January 2017	UMX - 1C	2017	24,000	20,636
m/v Nordic Oasis	January 2016	PMX-1A	2016	32,600	28,029
m/v Nordic Olympic	February 2015	PMX-1A	2015	32,600	27,341
m/v Nordic Odin	February 2015	PMX-1A	2015	32,625	27,422
m/v Nordic Oshima	September 2014	PMX-1A	2014	33,709	26,966
m/v Nordic Orion	April 2012	PMX-1A	2011	32,363	22,625
m/v Nordic Odyssey	April 2012	PMX-1A	2010	32,691	24,481
m/v Bulk Friendship	September 2019	SMX	2011	14,447	13,431
m/v Bulk Independence	May 2019	SMX	2008	14,393	14,021
m/v Bulk Pride	December 2017	SMX	2008	14,023	14,629
m/v Bulk Trident	September 2012	SMX	2006	17,010	11,509
m/v Bulk Freedom	June 2017	SMX	2005	9,016	9,458
m/v Bulk Newport	September 2013	SMX	2003	15,546	11,966
m/v Bulk Spirit	February 2019	SMX	2009	13,000	12,849
m/v Bulk Pangaea	December 2009	PMX	1996	26,500	13,636
m/v Bulk PODS	August 2018	PMX	2006	14,010	13,095
Miss Nora G. Pearl	November 2017	Deck Barge	1979	3,833	3,162
Total				$390,366	$319,281

Recent Accounting Pronouncements

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

Business Overview

The seaborne drybulk transportation industry is cyclical and can be volatile. Overall the Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 1,085 for 2020, down from an average of 1,329 for 2019. Seasonal volatility within the year resulted in an intra-year low of 487 in January and a high of 1,799 in June. More specifically, and reflecting the composition of the Company's fleet, the average published market rates for Supramax and Panamax vessels decreased approximately 21% from an average of $10,093 in 2019 to $8,020 in 2020. We have historically experienced fluctuations in our results of operations on a quarterly and annual basis. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including dislocation in supply of vessels, demand for commodities carried on our vessels, competition, and seasonality.

Although our trades are not heavily focused on China, the dry bulk sector of the shipping industry is closely correlated to economic activity in China, which was the first country to be impacted by COVID-19. This resulted in closures and an overall contraction in China's economic output in January and February 2020. By March 2020, China began to loosen restrictions and show some signs of economic recovery which resulted in a slight rebound in the BDI. However, also in early March, the global spread of the virus accelerated, especially in parts of Europe and the United States resulting in various forms of nationwide shut downs. Global economic output continues to be impacted by the COVID-19 pandemic. The continued implications of these shutdowns on the demand for dry bulk goods will be highly dependent on the duration and how quickly various countries can return to normal levels of industrial activity, which is uncertain.

Given the uncertainties of the COVID-19 pandemic, we have taken steps to manage and reduce operating costs, further enhance our financial flexibility, and protect the health and safety of our crew and shore based employees. Consistent with our chartering strategy we have redelivered chartered-in vessels when possible and continue to charter in new vessels, when needed, for short term periods to limit our exposure to further volatility in the market and to manage our time charter expenses in future periods. Further, in March 2020 we temporarily suspended our dividend to maintain a strong liquidity position and only recently in December 2020 reinstated a $0.02 per common share quarterly dividend. We have implemented stricter protocols around crew changes, and required quarantine periods, and shore based employees in our Newport, Copenhagen, Singapore and Athens offices continue to comply with local and international guidelines as we begin to return to our office locations.

TCE Performance

The Company's TCE rates were down 12% from $14,199 for year ended December 31, 2019 to $12,433 for the year ended December 31, 2020. However the Company's achieved TCE rates continued to outperform against the average of the Baltic panamax and supramax market indexes and exceeded the average market rates by approximately 55% due to its cargo-focused strategy and specialized fleet.

2020 Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. of $11.4 million as compared to $11.7 million for the year ended December 31, 2019.
•Income from operations of $19.7 million, down from $23.3 million for 2019.
•Earnings per share were $0.26 as compared to $0.27 for the year ended December 31, 2019.
•Cash flow from operations of $20.8 million, compared to $44.5 million for the prior year.
•Pangaea's TCE rates decreased 12% to $12,433 from $14,199 in 2019 while the market average for the year was approximately $8,020 per day.
•At December 31, 2020, Pangaea had $48.4 million in cash, restricted cash and cash equivalents.
•The Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary Nordic Bulk Holding Company Ltd., which owns six modern 1-A ice-class panamax bulk vessels, increasing its equity interest to 66.7%.

Results of Operations

Fiscal Year Ended December 31, 2020 Compared to Fiscal Year Ended December 31, 2019

Revenues

Pangaea’s revenues are derived predominantly from voyage charters and time charters. Total revenue for the fiscal year ended December 31, 2020, was $382.9 million compared to $412.2 million, for the same period in 2019. The number of shipping days increased 2% to 17,777 in the fiscal year ended December 31, 2020, from 17,376 for the same period in 2019. The revenue decrease was due to a 12% decrease in the average TCE rate, which was $12,433 per day for the twelve months ended December 31, 2020, compared to $14,199 per day for the same period in 2019.

Components of revenue are as follows:

Voyage revenues for the fiscal year ended December 31, 2020, decreased 4% to $349.7 million from $365.7 million for the same period in 2019. The decrease in voyage revenues was primarily due to lower average TCE rates as noted above. This was offset by an increase in voyage days of 4% to 14,756 for the twelve months ended December 31, 2020 compared to 14,199 for the same period in 2019.

Charter revenues decreased 29%, to $33.2 million for the year ended December 31, 2020 from $46.5 million for the year ended December 31, 2019. The decrease in charter revenues was due to a decline in time charter days and a decrease in drybulk market rates as discussed above. Time charter days were down 5% to 3,021 in 2020 from 3,177 in 2019. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charters arrangements.

Voyage Expenses

Voyage expenses for the fiscal year ended December 31, 2020 were $161.9 million compared to $165.5 million for the year ended 2019, a decrease of approximately 2%. The decrease in voyage expenses was primarily due to total cost of bunkers consumed in the year ended December 31, 2020 decreasing approximately 11% from the same period of 2019. The benchmark, Brent crude oil, averaged $42 per barrel in 2020 compared to $64 per barrel in 2019, a decline of approximately 34%. This was offset by an increase in voyage days of 4% for the twelve months ended December 31, 2020 compared to the same period in 2019.

Charter Hire Expenses

The Company charters in vessels, typically on short term basis, from other shipowners to supplement its owned fleet. Charter expenses paid to third party shipowners decreased to $127.8 million for the year ended December 31, 2020 from $133.0 million for the year ended December 31, 2019. The 4% decrease in charter expenses was due to the 16% decrease in chartered in rates, which were $11,058 per day in 2020 as compared to $13,170 per day in 2019. This was offset by an increase in chartered in days of 14%, which were 11,554 in 2020 compared to 10,095 in 2019. This reflects the Company's ability to adapt to changing market conditions by adjusting the chartered-in profile to meet its client's cargo commitments.

Vessel Operating Expenses

Vessel operating expenses decreased 16%, from $45.3 million for the year ended December 31, 2019 to $38.0 million for the year ended December 31, 2020. The decrease in vessel operating expenses was primarily due to the sale of vessels in the fourth quarter of 2019 and 2020, which decreased the total number of owned days from 7,521 in 2019, to 6,343 in 2020, a 16% decrease year over year. Excluding technical management fees, vessel operating expenses on a per day basis were $5,432 for the twelve months ended December 31, 2020 and $5,466 for the twelve months ended December 31, 2019. Technical management fees were approximately $3.6 million and $4.2 million during the twelve months ended December 31, 2020 and 2019, respectively.

General and Administrative Expenses

General and administrative expenses decreased from $17.4 million for the year ended December 31, 2019 to $15.9 million for the year ended December 31, 2020. The decrease was due to reduction in travel expenses as a result of the COVID-19 pandemic as well as the reduction of incentive compensation.

Depreciation and Amortization

Depreciation and amortization expense decreased $1.5 million or 8.0% due to the 16% decrease in ownership days to 6,343 days in 2020 from 7,521 days in 2019, offset by an increased in the amortization of deferred drydocking costs. The decrease in ownership days is due to the sale of vessels, as noted above, which were sold as part of a fleet renewal plan.

Loss on sale of vessels

The Company recorded a loss of $0.7 million on the sale of the m/v Bulk Beothuk, and m/v Bulk Patriot, offset by a small gain on the sale of the m/v Bulk Barents in the year ended December 31, 2020. The Company recorded a loss of $4.6 million on the sales of m/v Bulk Juliana and m/v Bulk Bothnia in the year ended December 31, 2019.

Impairment of vessels

During the twelve months ended December 31, 2020 and 2019, the Company recorded $1.8 million and $4.8 million of impairment of vessel assets, respectively. On June 29, 2020 the Company entered into an agreement to sell the Bulk Beothuk for $4.6 million, the sale was finalized and the vessel delivered to its new owner on August 4, 2020. A loss on impairment of $1.8 million was recorded in the second quarter of 2020 when the Memorandum of Agreement was signed as the carrying value of the assets exceeded the fair value. On October 28, 2019, the Company entered into a memorandum of agreement for the sale of m/v Bulk Patriot below the carrying amount of the vessel, the vessel was delivered in the first quarter of 2020. As a result, the Company recorded a loss on impairment of the vessel totaling $4.8 million, which is equal to the excess of the carrying amount of the asset over the agreed upon sale value.

Unrealized (Loss) Gain on Derivative Instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts with forward freight agreements or bunker swaps. The usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The Company recorded an unrealized loss on derivative instruments of $0.2 million in the year ended December 31, 2020 and recorded an unrealized gain of $2.8 million in the year ended December 31, 2019. Refer to Note 6 Margin Account, Derivative and Fair Value Measures to the consolidated financial statements for further information.

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

At December 31, 2020 and 2019, the Company had working capital of $2.2 million and $37.1 million, respectively. The significant reduction in working capital is the result of balloon payments on the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd., Bulk Nordic Oshima Ltd., and Bulk Nordic Oasis Ltd. Loan Agreements that are due and payable in October 2021. On March 8, 2021, the Company obtained a commitment letter from its lenders for a principal amount of $53 million. The proceeds from the new senior secured loan will be used to repay in full of the outstanding debt under: (i) the Amended and Restated Loan Agreement of Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. And Bulk Nordic Oshima Ltd. dated September 28, 2015., (ii) the Bulk Nordic Oasis Ltd. Loan Agreement dated December 11, 2015, and (iii) for general corporate purposes. The refinance is expected to be completed within March of 2021.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $20.8 million in 2020, and $44.5 million in 2019; its excess of cash and cash restricted by facility agents over the current portion of secured long-term debt and finance lease obligations, and its focus on contract employment (COAs). In addition, the Company has demonstrated its ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments. The Company believes that future operating cash flows together with cash on hand, availability of borrowings, and contributions from non controlling interests will be sufficient to meet our future operating and capital expenditure cash requirements for the next 12 months and the foreseeable future. For more information on the results of operations, see Part II. ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, and to capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned and controlled fleet at December 31, 2020 includes: eight Panamax drybulk carriers (six of which are Ice-Class 1A); seven Supramax drybulk carriers, and two Ultramax drybulk carriers (both of which are Ice-Class IC).

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

The following table summarizes Pangaea’s net cash flows from operating, investing and financing activities for the fiscal years ended December 31, 2020 and 2019:

(in millions)	2020	2019
Net cash provided by operating activities	$20.8	$44.5
Net cash used in investing activities	$(6.9)	$(46.6)
Net cash used in financing activities	$(18.6)	$(0.9)

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2020 was $20.8 million, compared to net cash provided by operating activities of $44.5 million during the year ended December 31, 2019. The decrease is predominantly due to the decrease in net income after adjusting for non-cash losses attributable to impairment of vessels and loss on sale of vessels, and to changes in operating assets and liabilities. Fluctuations in these accounts stem from changes in market rates and to the timing of voyages that are in progress at the balance sheet date.

Investing Activities

Net cash used in investing activities was $6.9 million for 2020, which consists primarily $15.0 million paid to acquire an additional one-third interest in NBHC. Refer to Note11 Other Long-Term Liabilities for further information. This use of cash was offset by proceeds from the sale of three vessels of $11.7 million.

Net cash used in investing activities was $46.6 million for 2019, which consists primarily of $41.4 million paid to acquire vessels, offset by proceeds from the sale of two vessels for $10.4 million. In addition, the Company paid $15.4 million in deposits for the four newbuild vessels under construction.

Financing Activities

Net cash used in financing activities was $18.6 million for 2020, which consists of $18.0 million of proceeds from secured credit facilities; repayments of $23.0 million on credit facilities and repayments of $12.5 million on financing arrangements.

Net cash used in financing activities was $0.9 million for 2019, which consists of $14.0 million of proceeds from secured credit facilities and $25.6 million of proceeds from financing arrangements; $3.0 million payments of financing fees; $2.6 million of repayments of related party debt; $20.6 million repayments of credit facilities and repayments of $6.6 million on financing arrangements; $8.1 million of dividends paid on common stock and $4.7 million of dividends paid on non-controlling interests; the Company received $5.2 million from the non-controlling interest contribution.

Borrowing Activities

Long-term debt consists of the following:

	December 31, 2020	December 31, 2019	Interest Rate (%) (1)	Maturity Date
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Loan Agreement (2)	$25,466,300	$28,466,300	4.01%	October 2021
Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. Loan Agreement (2) (3)	—	12,854,405	N/A	December 2020
Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	12,004,295	13,504,295	2.48%	October 2021
Bulk Nordic Oasis Ltd. Loan Agreement	14,000,000	15,500,000	4.30%	October 2021
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility	18,000,000	—	2.95%	December 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017)
Bulk Nordic Six Ltd. - Tranche A	12,233,329	13,299,997	3.69%	May 2024
Bulk Nordic Six Ltd. - Tranche B	2,590,000	2,850,000	1.93%	May 2024
Bulk Pride - Tranche C	5,200,000	6,300,000	4.69%	May 2024
Bulk Independence - Tranche E	12,500,000	13,500,000	2.84%	May 2024
Bulk Freedom Loan Agreement	3,200,000	3,800,000	4.03%	June 2022
109 Long Wharf Commercial Term Loan	593,666	703,266	2.14%	April 2026
Total	$105,787,590	$110,778,263
Less: unamortized bank fees	(3,897,208)	(4,137,872)
	$101,890,382	$106,640,391
Less: current portion	(57,382,674)	(22,990,674)
Secured long-term debt, net	$44,507,708	$83,649,717

(1)As of December 31, 2020.
(2)The borrowers under this facility are owned by NBHC. The Company has two-third's ownership interest and STST has one-third ownership interest in NBHC. NBHC is consolidated in accordance with ASC 810-10 and as such, amounts pertaining to the non-controlling ownership held by the third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets.
(3)This facility is cross-collateralized by the vessels m/v Bulk Endurance, m/v Bulk Pride, and m/v Bulk Independence and is guaranteed by the Company.

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

The agreement requires repayment of the advances as follows:

In respect of the Odin and Olympic advances, repayment to be made in 28 equal quarterly installments of $375,000 per borrower (one of which was paid prior to the amendment by each borrower) and balloon payments of $11,233,150 due with each of the final installments in October 2021.

In respect of the Odyssey and Orion advances, repayment to be made in 20 quarterly installments of $375,000 per borrower and balloon payments of $5,677,203 due with each of the final installments in September 2020. In September 2020 the Company amended the facility to make an additional quarterly installment of $375,000 per borrower and extend the balloon payments to December 2020 which were paid in full on December 23, 2020.

In respect of the Oshima advance, repayment to be made in 28 equal quarterly installments of $375,000 and a balloon payment of $11,254,295 due with the final installment in October 2021.

Interest on 50% of the advances to Odin and Olympic was fixed at 3.95% in January 2017. Interest on the remaining advances to Odin and Olympic was floating at LIBOR plus 2.0% and was fixed at 4.07% on April 27, 2017. Interest on 50% of the advance to Oshima was fixed at 4.16% in January 2017. Interest on the remaining advance to Oshima is floating at LIBOR plus 2.25% (2.48% at December 31, 2020).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the three entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At December 31, 2020 and December 31, 2019, the Company was in compliance with this clause.

The Bulk Nordic Oasis Ltd. - Loan Agreement - Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment in October 2021. Interest on this advance is fixed at 4.30%.

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of December 31, 2020 and December 31, 2019, the Company was in compliance with this covenant.

The Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility - Dated December 23, 2020.

The agreement advanced $18,000,000 in respect of the m/v Nordic Odyssey and m/v Nordic Orion. The agreement requires repayment of the advance in 28 equal quarterly principal and interest installments of $571,821 beginning on March 23, 2021 and a balloon payment of $4,400,000 due with the final installment in December 2027. Interest on this advance is fixed at 2.95%.

The loan is secured by a first preferred mortgage on the m/v Nordic Odyssey and m/v Nordic Orion, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of December 31, 2020 the Company was in compliance with this covenant.

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

Bulk Endurance Tranche A and B
The amended agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017, in two tranches. The agreement requires repayment of Tranche A, totaling $16,000,000, in three equal quarterly installments of $100,000 beginning on April 7, 2017 and 27 equal quarterly installments of $266,667. A balloon payment of $8,766,658 is due with the final installment in May 2024. Interest on this advance was fixed at 3.69% through March 2021, fixed at 4.39% through December 2021, and fixed at 3.46% thereafter. The agreement also advanced $3,500,000 under Tranche B, which is payable in 28 equal quarterly installments of $65,000 beginning on September 27, 2017, and a balloon payment of $1,745,000 due with the final installment in May 2024. Interest on this advance is floating at LIBOR plus 1.70% (1.93% at December 31, 2020) through March 2021, and thereafter at LIBOR plus 2.4%.

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

The loan is secured by first preferred mortgages on the m/v Bulk Endurance, the m/v Bulk Pride and the m/v Bulk Independence, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2020 and December 31, 2019, the Company was in compliance with these covenants.

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due on June 14, 2022 with the final installment. The facility bears interest at LIBOR plus a margin of 3.75% (4.03% at December 31, 2020).

The loan is secured by a first preferred mortgage on the m/v Bulk Freedom, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2020 and December 31, 2019, the Company was in compliance with these covenants.

109 Long Wharf Commercial Term Loan
Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00% (2.14% at December 31, 2020). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At December 31, 2020 and December 31, 2019, the Company was in compliance with these covenants.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,

2021	$57,382,674
2022	7,965,048
2023	5,419,597
2024	24,292,430
2025	2,106,956
Thereafter	8,620,885
$105,787,590
Related Party Transactions

Amounts and notes payable to related parties consist of the following:

	December 31, 2019	Activity	December 31, 2020
Included in trade accounts receivable and voyage revenue on the consolidated balance sheets and statements of income, respectively:
Trade receivables due from King George Slag(i)	$457,629	$(350,670)	$106,959

Included in accounts payable and accrued expenses on the consolidated balance sheets:
Trade payables due to Seamar (ii)	$5,679,768	$(1,528,576)	$4,151,192

Included in current related party notes payable on the consolidated balance sheets:
Interest payable – 2011 Founders Note	332,987	(90,135)	242,852
Total current related party notes payable	$332,987	$(90,135)	$242,852

i.King George Slag LLC is a joint venture of which the Company owns 25%.
ii.Seamar Management S.A. ("Seamar")

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operation of some of the Company’s owned vessels. During the years ended December 31, 2020 and 2019, the Company incurred technical management fees of $2,761,800 and $3,364,200 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at December 31, 2020 and 2019, (including amounts due for vessel operating expenses), were $4,151,192 and $5,679,768, respectively.

Accrued dividends consist of the following:

	2013 common stock dividend (2)	Dividends payable on issued and outstanding common stock(1)	Total
Balance at December 31, 2018	$4,063,598	$—	$4,063,598
Accrued dividend	—	4,658,576	4,658,576
Paid in cash	(3,585,239)	(4,504,974)	(8,090,213)
Balance at December 31, 2019	478,359	153,602	631,961
Accrued dividend	—	908,955	908,955
Paid in cash	(478,359)	(56,794)	(535,153)
Balance at December 31, 2020	$—	$1,005,763	$1,005,763

(1) Accrued dividends on unvested restricted shares under the Company's incentive compensation plan, plus accrued dividends declared on December 16, 2020 to all shareholders of record as of March 1, 2021.
(2) Payable to related parties.

Effect of Inflation

We do not believe that inflation has had a material effect on our business, results of operations or financial condition in the past two years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2020 or 2019.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer; of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

With the participation of our management, we performed an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, we have concluded that Pangaea Logistics Solutions Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Edward Coll	64	Chairman of the Board and Chief Executive Officer
Mark L. Filanowski	66	Chief Operating Officer and Director
Gianni Del Signore	38	Chief Financial Officer
Carl Claus Boggild	64	President and Director
Anthony Laura	68	Director
Richard T. du Moulin	74	Director
Eric S. Rosenfeld	63	Director
David D. Sgro	44	Director

Class I Directors with Terms Expiring in 2021

Eric S. Rosenfeld. Mr. Rosenfeld serves as a director of the Company. Eric Rosenfeld, 63, of New York, New York, U.S.A., has been the President and Chief Executive Officer of Crescendo Partners, L.P., a New York based investment firm, since its formation in November 1998. Prior to forming Crescendo Partners, he held the position of Managing Director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. for 14 years. Mr. Rosenfeld currently serves as lead independent director for Primo Water Corp, a water delivery and filtration company, and CPI Aero (Chairman Emeritus), a company engaged in the contract production of structural aircraft parts. He is also on the board at Canaccord Genuity Group, a full-service financial services company, Pangaea Logistics Solutions, a logistics and shipping company and Aecon Group, Inc., a construction company. Mr. Rosenfeld has also served as Chairman and CEO for Arpeggio Acquisition Corporation, Rhapsody Acquisition Corporation, Trio Merger Corp, Quartet Merger Corp and Harmony Merger Corp., all blank check corporations that later merged with Hill International, Primoris Services Corporation, SAExploration Holdings, Pangaea Logistics Solutions Ltd and NextDecade Corporation respectively. Mr. Rosenfeld is also the Chief SPAC Officer of Legato Merger Corp, a blank check corporation, and the CEO of Allegro Merger Corp, a non listed shell company. He was also a director of NextDecade Corporation, a development stage company building natural gas liquefaction plants, Absolute Software Corp., a leader in firmware-embedded endpoint security and management for computers and ultraportable devices, AD OPT Technologies, an airline crew planning service, Sierra Systems Group Inc., an information technology, management consulting and systems integration firm, Emergis Inc., an electronic commerce company, Hill International, a construction management firm, Matrikon Inc. a company that provides industrial intelligence solutions, DALSA Corp., a digital imaging and semiconductor firm, HIP Interactive, a video game company, GEAC Computer, a software company, Computer Horizons Corp. (Chairman), an IT services company, Pivotal Corp, a cloud software firm, Call-Net Enterprises, a telecommunication firm Primoris Services Corporation, a specialty construction company, and SAExploration Holdings, a seismic exploration company.
Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization, and the Value Investing Congress. He is a senior faculty member at the Director’s College. He is a guest lecturer at Tulane Law School. He has also been a regular guest host on CNBC. Mr. Rosenfeld received an A.B. in economics from Brown University and an M.B.A. from the Harvard Business School. The board nominated Mr. Rosenfeld to be a director because he has extensive experience serving on the boards of multinational public companies and in capital markets and mergers and acquisitions transactions. Mr. Rosenfeld also has valuable experience in the operation of a worldwide business faced with a myriad of international business issues. Mr. Rosenfeld’s leadership and consensus-building skills, together with his experience as senior independent director of all boards on which he currently serves, make him an effective board member.

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

Class II Directors with Terms Expiring in 2022

Paul Hong. Mr. Hong serves as a director of the Company. Mr. Hong is a Senior Managing Director at Cartesian Capital Group. Prior to joining Cartesian, Paul served as Senior Vice President and General Counsel of AIG Capital Partners. Paul was previously an attorney in the corporate and tax departments of Kirkland & Ellis where he specialized in private equity transactions. Paul holds an AB in Economics from Columbia College, a JD from Columbia Law School, and an LLM in Taxation from New York University Law School. Mr. Hong’s qualifications to sit on our board include his substantial experience in the areas of business management and financial and investment expertise. Mr. Hong has resigned as a member of the company’s Board of Directors effective March 10, 2021.

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

David D. Sgro. Mr. Sgro serves as a director of the Company. Mr. Sgro served as Quartet’s chief financial officer, secretary and a member of its Board of Directors. He has been the Head of Research of Jamarant Capital Mgmt. since its inception in 2015. Mr. Sgro has been a Senior Managing Director of Crescendo from December 2013 to the present and has held various positions with Crescendo since May 2005. Mr. Sgro presently serves or has served on the board of directors of Legato Merger Corp. Allegro Merger Corp., Hill International, NextDecade Corporation, Trio, Primoris, Bridgewater Systems, Inc., SAExploration Holdings, Harmony Merger Corp., Imvescor Restaurant Group, BSM Technologies and COM DEV International Ltd. Mr. Sgro attended Columbia Business School and prior to that, Mr. Sgro worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate. From June 2004 to August 2004, Mr. Sgro worked as an analyst intern at Brandes Investment Partners. Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. In 2001, he became a Chartered Financial Analyst (CFA®) Charterholder. Mr. Sgro is an adjunct faculty member at the College of New Jersey and a regular guest lecturer at Columbia Business School.

Class III Directors with Terms Expiring in 2023

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

Nam H. Trinh.  Mr. Nam H. Trinh is a Director at Cartesian Capital Group.  Prior to joining Cartesian, Mr. Trinh worked at a Wall Street investment bank as an associate providing mergers and acquisitions advisory services.  Previously, Nam served in the assurance and advisory practice at Deloitte.  Nam graduated cum laude from the University of Pennsylvania, where he received a BS in economics with concentrations in finance, accounting and statistics from The Wharton School and a BSE in computer science and engineering from The School of Engineering and Applied Science. Mr. Trinh is a CFA® charterholder. Mr. Trinh's qualifications to serve on the board include his substantial experience in the areas of business management and financial and investment expertise. Mr. Trinh has resigned as a member of the company’s Board of Directors effective March 10, 2021.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2020, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

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

Corporate Governance

Audit Committee

The Company’s Audit Committee is comprised of David Sgro, Nam Trinh and Eric Rosenfeld, each of whom qualifies as independent under the applicable Nasdaq listing requirements and SEC rules. Nam Trinh tendered his resignation as a Director of Pangaea Logistics Solutions Ltd. (the “Company”), effective March 10, 2021. The Board of the Company appointed Anthony Laura to serve on the Audit Committee, effective March 10, 2021.

The Board of Directors has determined that David Sgro is an audit committee “financial expert” as such term is defined in applicable SEC rules, and that he has the requisite financial management expertise within the meaning of Nasdaq rules and regulations. The Audit Committee is responsible for, among other duties, appointing and overseeing the work of, and relationship with, the independent auditors, including reviewing their formal written statement describing the Company’s internal quality-control procedures and any material issues raised by the internal quality-control review or peer review of the Company or any inquiry or investigation by governmental or professional authorities and their formal written statement regarding auditor independence; reading and discussing with management and the independent auditors the annual audited financial statements and quarterly financial statements, and preparing annually a report to be included in the Company’s proxy statement; providing oversight of the Company’s accounting and financial reporting principles, policies, controls, procedures and practices; and discussing with management polices with respect to risk assessment and risk management. In addition, the Board of Directors has tasked the Audit Committee with reviewing transactions with related parties.

Nominating and Corporate Governance Committee

The Company’s Nominating and Governance Committee is comprised of Richard du Moulin, Eric Rosenfeld and Paul Hong, each of whom qualifies as independent under the applicable Nasdaq listing requirements and SEC rules. Mr. Hong tendered his resignation as a Director of the Company, effective March 10, 2021. The Board of the Company appointed Carl Claus Boggild to serve on the Nominating and Governance Committee, effective March 10, 2021. Mr. Boggild is a Non-Independent Director.

The Nominating and Governance Committee, among other duties, assists the Board of Directors in identifying and evaluating qualified individuals to become members of the Board of Directors, and proposing nominees for election to the Board of Directors and to fill vacancies; considers nominees duly recommended by shareholders for election to the Board of Directors; and evaluates annually the independence of each member of the Board of Directors under applicable Nasdaq listing requirements and SEC rules.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in our Nominating and Corporate Governance Committee Charter, generally provide that persons to be nominated:

•should have demonstrated notable or significant achievements in business, education or public service;

•should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our stockholders.

The Nominating and Corporate Governance Committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating and Corporate Governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating and Corporate Governance committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

The Company’s Compensation Committee is comprised of independent directors Richard du Moulin, Eric Rosenfeld and Paul Hong. Mr. Hong tendered his resignation as a Director of the Company, effective March 10, 2021. The Board of the Company appointed David Sgro to serve on the Compensation Committee, effective March 10, 2021. The Compensation Committee reviews and approves compensation paid to the Company’s officers and directors and administers the Company’s incentive compensation plans, including authority to make and modify awards under such plans. The Compensation Committee Charter is available on the Company’s website at www.pangaeals.com.

Compensation Committee Interlocks and Insider Participations

As of December 31, 2020, none of the members of our compensation committee will be, or will have at any time during the past year been, one of our officers or employees. None of our executive officers currently serves or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

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

Summary Compensation Table of the Company’s Named Executive Officers

Smaller reporting companies meet the Regulation S-K Item 402 disclosure requirements by providing the shorter disclosures required under the Securities Act of 1934, specifically, the total compensation of the Company’s named executive officer’s which consists of (i) the Company’s Chief Executive Officer, (ii) each of the Company’s next two most highly compensated executive officers, other than its Chief Executive Officer, who served as an executive officer at December 31, 2020 and whose total compensation exceeded $100,000, and (iii) two individuals for whom disclosure would have been required but who were not serving as executive officers of the Company at December 31, 2020. The following table sets forth the total compensation for the fiscal years ended December 31, 2020 and 2019:

Name and Principal Position	Year	Salary and Compensation	Bonus	All Other Compensation(1)	Total
Edward Coll	2020	$250,000	$940,000	$6,125	$1,196,125
Chief Executive Officer	2019	$250,000	$1,250,000	$6,125	$1,506,125
(Principal Executive Officer)

Mark L. Filanowski	2020	$200,000	$300,000	$28,571	$528,571
Chief Operating Officer	2019	$200,000	$400,000	$6,120	$606,120

Gianni Del Signore	2020	$200,000	$150,000	$51,065	$401,065
Chief Financial Officer	2019	$200,000	$200,000	$43,596	$443,596
(Principal Financial Officer)

(1)All other compensation includes employer matching contribution to the 401(k) plan and vesting of restricted share grants.

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

Except as set forth above, the Company’s named executive officers generally participate in the same programs as its other employees.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2020, the Company’s named executive officers held the following outstanding equity or equity-based awards, all of which are earned:

	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Mark Filanowski	12/28/20	50,000	$132,500
Chief Operating Officer	12/31/19	50,000	$147,500
	01/02/19	45,000	$126,450
	03/15/18	15,825	$49,058
		160,825	$455,508

Gianni DelSignore	12/28/20	55,000	$145,750
Chief Financial Officer	12/31/19	55,000	$162,250
	01/02/19	50,000	$140,500
	03/15/18	9,500	$29,450
	01/06/17	11,334	$37,742
		180,834	$515,692

Retirement Benefits, Termination, Severance and Change in Control Payments

As of December 31, 2020, none of the Company’s officers, including its named executive officers, have any retirement benefits (other than their right to participate in the Company’s 401(k) retirement plan, as described above) or have any rights to severance payments.

Compensation of Non-Employee Directors.

Under the compensation program for our non-employee directors, non-employee directors received a combination of cash compensation and restricted shares of our common stock, pursuant to the 2014 Long-Term Incentive Plan (the "2014 Plan"), as payment for services rendered as such members. See ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - Equity Compensation Plan Information for additional information on the 2014 Plan.

Our director compensation policy provides that each director elected or appointed to the Board is granted a RSU award with a grant-date fair value of approximately $100,000 calculated in accordance with ASC 718. The Company offers to our non-independent directors a RSU award with a grant-date fair value of approximately $50,000. Refer to Note 9, "Common Stock and Non-Controlling Interest", to our financial statements contained herein.

The following table sets forth compensation paid to or earned by our non-employee directors during 2020:

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	Total
Richard DuMoulin	$50,000	$100,000	$150,000
Eric Rosenfeld	$50,000	$100,000	$150,000
David Sgro	$50,000	$100,000	$150,000
Paul Hong (3)	$50,000	$100,000	$150,000
Nam Trinh (3)	$50,000	$100,000	$150,000
Anthony Laura (4)	$25,000	$50,000	$75,000
Claus Boggild (4)	$25,000	$50,000	$75,000

(1)Information for Messrs. Coll and Filanowski, who served as a member of our board of directors in 2020, are not included in this table because they did not receive additional compensation for services rendered as members of our board of directors.
(2)Represents the grant-date fair value calculated in accordance with ASC 718. Refer to Note 9, "Common Stock and Non-Controlling Interest" for additional information.
(3)As of December 31, 2020, Messrs. Trinh and Hong transferred their shares to Pangaea One Acquisition Holdings XIV, LLC ("POAH") through the transfer agreements.

(4)Non-independent directors.

We also reimburse our directors for reasonable and necessary out-of-pocket expenses incurred in attending Board and committee meetings or performing other services for us in their capacities as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	—	—	680,871
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	680,871

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

On August 12, 2019, the Company's shareholders approved an amendment and restatement of the 2014 Plan that was adopted by the Board on May 14, 2019. The PANGAEA LOGISTICS SOLUTIONS LTD. 2014 SHARE INCENTIVE PLAN (as amended and restated by the Board of Directors on May 14, 2019), (the "Amended Plan"), increased the aggregate number of common shares with respect to which awards may be granted under the Amended Plan, such that the total number of shares made available for grant is 4,500,000. There are 680,871 shares available for future issuance under the equity compensation plans.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2021 by:

•each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•each of our officers and directors; and

•all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Beneficial Ownership (2)
Directors and Executive Officers:
Edward Coll (3) 41 Sigourney Road Portsmouth, RI 02871	8,349,971	18.30%
Lagoa Investments (4) c/o Phoenix Bulk Carriers (US) LLC 109 Long Wharf Newport, RI 02840	8,290,437	18.17%
Anthony Laura 2420 NW 53rd Street Boca Raton, FL 33496	1,855,451	4.07%
Gianni DelSignore* 257 Wickham Rd. North Kingstown, RI 02852	252,555	0.55%
Richard T. du Moulin* 52 Elm Avenue Larchmont, NY 10538	191,285	0.42%
Mark L. Filanowski (5) * 71 Arrowhead Way Darien, CT 06820-5507	289,382	0.63%
Eric S. Rosenfeld (6) 777 Third Ave, 37th Floor New York, NY 10017	903,417	1.98%
David D. Sgro* (7) 777 Third Ave, 37th Floor New York, NY 10017	339,494	0.74%
All Directors and Officers as a Group	20,471,992	44.88%

Five Percent Holders:
Edward Coll	8,349,971	18.30%
Lagoa Investments	8,290,437	18.17%
Peter Yu (8) c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	13,954,569	30.59%
Pangaea One (Cayman), L.P. c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	3,292,820	7.22%
Pangaea One Parallel Fund, L.P. c/o Cartesian Capital Group, LLC 505 Fifth Avenue, 15th Floor New York, NY 10017	3,077,012	6.75%
 *Less than 1%.

(1)Unless otherwise indicated, the business address of each of the individuals is c/o Phoenix Bulk Carriers (US) LLC, 109 Long Wharf, Newport, Rhode Island 02840.

(2)The beneficial ownership of the common shares by the shareholders set forth in the table is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any common shares as to which the shareholder has sole or shared voting power or investment power and also any common shares that the shareholder has the right to acquire within 60 days. The percentage of beneficial ownership is calculated based on 45,618,206 outstanding common shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.

(3)Shares owned by Edward Coll include 5,120,000 common shares held by three irrevocable trusts for the benefit of his children, all as to which Mr. Coll has sole or shared voting power or investment power. Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Coll may be deemed to be the beneficial owner of these shares.

(4)Shares owned by Lagoa Investments. Mr. Boggild is the Managing Director of Lagoa Investments and solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Boggild may be deemed to be the beneficial owner of the shares held by Lagoa Investments.

(5)Shares owned by Mark Filanowski include 35,500 common shares held by his family members.

(6)Shares owned by Eric Rosenfeld include 355,556 shares owned by Crescendo Partners III, L.P. Mr. Rosenfeld is the Managing Member of Crescendo Investments III, LLC which is the General Partner of Crescendo Partners III, L.P. Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Rosenfeld may be deemed to be the beneficial owner of the shares held by Crescendo Partners III, L.P.

(7)Shares owned by David Sgro include 66,667 shares owned by Jamarant Capital L.P. of which Mr. Sgro is the Managing Member. Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Sgro may be deemed to be the beneficial owner of the shares held by Jamarant Capital L.P.

(8)Mr. Yu is a principal officer or director of the entity directly or indirectly controlling the general partner of each of Pangaea One Acquisition Holdings XIV, LLC., Pangaea One (Cayman), L.P., Pangaea One Parallel Fund, L.P., Pangaea One Parallel Fund (B), L.P., Leggonly, L.P., Malemod, L.P., Imfinno, L.P., and Nypsun, L.P. (collectively, the “Pangaea One Entities”). Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Yu may be deemed to be the beneficial owner of the shares held by the Pangaea One Entities.

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

Director Independence

We have determined that Richard du Moulin, Eric Rosenfeld, David Sgro and Anthony Laura are “independent directors” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Grant Thornton LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Grant Thornton LLP for services rendered.

Audit Fees

Audit fees consist of the fees and expenses for professional services rendered in connection with the audit of the Company’s consolidated financial statements, reviews of the consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-Q and fees for services related to the Company’s registration statements, consents, and assistance with and review of documents filed with the SEC. During the years ended December 31, 2020 and 2019, the Company incurred an aggregate of $551,100 and $622,145 in audit fees, respectively.

Audit-related fees

During each of the years ended December 31, 2020 and 2019, the Company incurred audit-related fees of $52,000 and $45,000, respectively, consisting of the fees and expenses for the audit of Nordic Bulk Holding Company Ltd., a subsidiary of the Company.

Tax Fees

During the years ended December 31, 2020 and 2019, our independent registered public accounting firm did not render any tax services to us.

All Other Fees

During the years ended December 31, 2020 and 2019, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Pangaea Logistics Solutions Ltd. (a Bermuda corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Vessel Impairment Assessment

As described further in Note 3 to the financial statements, the Company identified a triggering event which required management to evaluate each vessel asset group for impairment. As a result, the Company performed an impairment analysis on each asset group in order to determine whether the estimated undiscounted future cash flows exceeded the asset group’s carrying amount. We identified the vessel impairment analysis as a critical audit matter.
The principal consideration for our determination that this matter is a critical audit matter is as follows. The impairment analysis of each vessel asset group requires management to make significant estimates and assumptions related to forecasts of future cash flows, including but not limited to projected revenue and expenses, drydocking days and costs, vessel scrap value, and growth rates. Changes in these assumptions could have a significant impact on the carrying value of the vessel asset groups. Accordingly, auditing management’s judgments regarding forecasts of future cash flows involves a high degree of auditor judgement and subjectivity.

Our audit procedures related to the Company’s vessel impairment analysis included the following, among others.

•We tested the design of internal controls over management’s estimates related to the forecasted future cash flows for each asset group.

•We evaluated the reasonableness of the significant assumptions used in management’s undiscounted cash flow analysis for each asset group. This included (i) determining the reasonableness of projected revenue and costs (ii) comparing drydocking days and costs used in the undiscounted cash flow model to historical drydocking days and costs, (iii) agreeing inputs included in management’s scrap value calculation to third-party sources, and (iv) performing sensitivity analyses over growth rates to evaluate the impact on the impairment analysis.

•We evaluated the appropriateness of the remaining useful lives of the asset groups used in the analysis.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2013.

Hartford, Connecticut
March 15, 2021

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$46,897,216	$50,555,091
Restricted cash	1,500,000	1,000,000
Accounts receivable (net of allowance of $1,896,038 and $1,908,841 at December 31, 2020 and 2019, respectively)	29,152,153	28,309,402
Bunker inventory	15,966,247	21,001,010
Advance hire, prepaid expenses and other current assets	19,515,945	18,770,825
Vessels held for sale, net	—	8,319,152
Total current assets	113,031,561	127,955,480
Restricted cash	—	1,500,000
Fixed assets, net	276,741,751	281,474,857
Investment in newbuildings in-process	15,390,635	15,357,189
Finance lease right of use assets, net	45,240,198	53,615,305
Total assets	$450,404,145	$479,902,831

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$32,400,288	$39,973,635
Related party notes payable	242,852	332,987
Deferred revenue	12,799,561	14,376,394
Current portion of long-term debt	57,382,674	22,990,674
Current portion of finance lease liabilities	6,978,192	12,549,208
Dividends payable	1,005,763	631,961
Total current liabilities	110,809,330	90,854,859

Secured long-term debt, net	44,507,708	83,649,717
Finance lease liabilities	50,520,294	57,498,217
Long-term liabilities - other - Note 11	10,135,408	4,828,364

Commitments and contingencies - Note 10

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 45,447,751 and 44,886,122 shares issued and outstanding at December 31, 2020 and 2019, respectively	4,545	4,489
Additional paid-in capital	159,581,415	157,504,895
Retained Earnings	23,179,805	12,736,580
Total Pangaea Logistics Solutions Ltd. equity	182,765,765	170,245,964
Non-controlling interests	51,665,640	72,825,710
Total stockholders' equity	234,431,405	243,071,674
Total liabilities and stockholders' equity	$450,404,145	$479,902,831

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Income

	Years ended December 31,
	2020	2019
Revenues:
Voyage revenue	$349,738,153	$365,714,864
Charter revenue	33,157,838	46,482,955
Total revenue	382,895,991	412,197,819

Operating expenses:
Voyage expense	161,881,133	165,478,629
Charter hire expense	127,769,042	132,950,418
Vessel operating expenses	38,047,308	45,266,464
General and administrative	15,915,035	17,378,681
Depreciation and amortization	17,055,271	18,529,476
Loss on impairment of vessels	1,801,039	4,751,143
Loss on sale of vessels	730,065	4,584,796
Total operating expenses	363,198,893	388,939,607

Income from operations	19,697,098	23,258,212

Other (expense) income:
Interest expense, net	(7,831,314)	(9,227,784)
Interest expense, related party	—	(50,241)
Unrealized (loss) gain on derivative instruments	(156,019)	2,753,834
Other income	982,345	314,847
Total other expense, net	(7,004,988)	(6,209,344)

Net income	12,692,110	17,048,868
Income attributable to noncontrolling interests	(1,339,930)	(5,390,910)
Net income attributable to Pangaea Logistics Solutions Ltd.	$11,352,180	$11,657,958

Earnings per common share:
Basic	$0.26	$0.27
Diluted	$0.26	$0.27

Weighted average shares used to compute earnings per common share
Basic	43,417,879	42,752,413
Diluted	43,817,348	43,267,178

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd. Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	43,998,560	$4,400	$155,946,452	$5,737,199	$161,688,051	$71,678,946	$233,366,997
Share-based compensation	—	—	1,737,315	—	1,737,315	—	1,737,315
Issuance of restricted shares, net of forfeitures	887,562	89	(178,872)	—	(178,783)	—	(178,783)
Contribution from Non-Controlling interest	—	—	—	—	—	422,519	422,519
Distribution to Non-Controlling Interests	—	—	—	—	—	(4,666,665)	(4,666,665)
Common Stock Dividend	—	—	—	(4,658,577)	(4,658,577)	—	(4,658,577)
Net income	—	—	—	11,657,958	11,657,958	5,390,910	17,048,868
Balance at December 31, 2019	44,886,122	$4,489	$157,504,895	$12,736,580	$170,245,964	$72,825,710	$243,071,674

Share-based compensation	—	—	2,314,940	—	2,314,940	—	2,314,940
Acquisition of Non-Controlling Interest	—	—	—	—	—	(22,500,000)	(22,500,000)
Issuance of restricted shares, net of forfeitures	561,629	56	(238,420)	—	(238,364)	—	(238,364)
Common Stock Dividend	—	—	—	(908,955)	(908,955)	—	(908,955)
Net income	—	—	—	11,352,180	11,352,180	1,339,930	12,692,110
Balance at December 31, 2020	45,447,751	$4,545	$159,581,415	$23,179,805	$182,765,765	$51,665,640	$234,431,405

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2020	2019
Operating activities
Net income	$12,692,110	$17,048,868
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	17,055,271	18,529,476
Amortization of deferred financing costs	662,440	727,020
Amortization of prepaid rent	122,272	118,597
Unrealized loss (gain) on derivative instruments	156,019	(2,753,834)
Income from equity method investee	(1,083,142)	(156,137)
Earnings attributable to non-controlling interest recorded as interest expense	177,802	44,950
Provision for doubtful accounts	152,416	898,357
Loss on impairment of vessels	1,801,039	4,751,143
Loss on sales of vessels	730,065	4,584,796
Drydocking costs	(5,858,960)	(1,633,771)
Share-based compensation	2,314,940	1,737,315
Change in operating assets and liabilities:
Accounts receivable	(995,167)	(725,972)
Bunker inventory	5,034,763	(2,425,497)
Advance hire, prepaid expenses and other current assets	338,022	(6,247,268)
Accounts payable, accrued expenses and other current liabilities	(10,887,555)	10,301,367
Deferred revenue	(1,576,833)	(340,678)
Net cash provided by operating activities	20,835,502	44,458,732

Investing activities
Purchase of vessels and vessel improvements	(2,892,776)	(41,350,536)
Proceeds from sale of vessels	11,666,507	10,388,723
Acquisition of non-controlling interest	(15,000,000)	—
Deposits on newbuildings in-process	(33,446)	(15,357,189)
Purchase of building and equipment	—	(283,244)
Purchase of derivative instrument	(628,000)	—
Net cash used in investing activities	(6,887,715)	(46,602,246)

Financing activities
Payments on related party notes payable	—	(2,595,000)
Proceeds from long-term debt	18,000,000	14,000,000
Payments of financing and issuance costs	(421,775)	(2,960,899)
Payments of long-term debt	(22,990,674)	(20,627,742)
Proceeds from finance leases	—	25,600,000
Payments on finance lease obligation	(12,548,938)	(6,602,265)
Dividends paid to non-controlling interests	—	(4,666,665)
Common stock accrued dividends paid	(535,153)	(8,090,213)
Cash paid for incentive compensation shares relinquished	(238,364)	(179,279)
Contributions from non-controlling interests recorded as long-term liability	—	4,783,414
Contributions from non-controlling interests	322,750	422,519
Payments to non-controlling interest recorded as long-term liability	(193,508)	—
Net cash used in financing activities	(18,605,662)	(916,130)

Net (decrease)/increase in cash, cash equivalents and restricted cash	(4,657,875)	(3,059,644)
Cash, cash equivalents and restricted cash at beginning of period	$53,055,091	$56,114,735
Cash, cash equivalents and restricted cash at end of period	$48,397,216	$53,055,091

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows (continued)

Supplemental cash flow items:
Cash paid for interest	$7,149,210	9,250,743

Supplemental non-cash investing and financing Information:
Deferred consideration related to acquisition of non-controlling interest	$7,500,000	$—

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

At December 31, 2020 the Company owned two Panamax, two Ultramax Ice Class 1C, and seven Supramax, and financed four vessels under finance lease obligations.

On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) from one of NBHC’s shareholders. The Company owns two-thirds of NBHC after the acquisition. NBHC owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company also owned 50% interest in the owner of a deck barge.

The Company sold two vessels in the first quarter of 2020 and sold one vessel in the second quarter of 2020.

NOTE 2 – NATURE OF ORGANIZATION

The consolidated financial statements include the operations of Pangaea Logistics Solutions Ltd. and its wholly-owned subsidiaries (collectively referred to as “the Company”), as well as other entities consolidated pursuant to Accounting Standards Codification (“ASC”) 810, Consolidation. A summary of the Company’s consolidation policy is provided in Note 3. A summary of the Company’s variable interest entities is provided at Note 4. At December 31, 2020 and 2019, entities that are consolidated pursuant to ASC 810-10 include the following wholly-owned subsidiaries:

•Bulk Partners (Bermuda) Ltd. (“Bulk Partners”) – a corporation that was duly organized under the laws of Bermuda. The primary purpose of this corporation is a holding company.

•Phoenix Bulk Carriers (BVI) Limited (“PBC”) – a corporation that was duly organized under the laws of the British Virgin Islands. The primary purpose of this corporation is to provide logistics services to its customers, and to manage and operate ocean-going vessels.

•Phoenix Bulk Management Bermuda Limited (“PBM”) – a corporation that was duly organized under the laws of Bermuda. Certain of the administrative management functions of PBC have been assigned to PBM.

•Americas Bulk Transport (BVI) Limited – a corporation that was duly organized under the laws of the British Virgin Islands. The primary purpose of this corporation is to charter ships.

•Bulk Ocean Shipping (Bermuda) Ltd. – a corporation that was duly organized under the laws of Bermuda. The primary purpose of this corporation is to manage the fuel procurement of the chartered vessels.

•Phoenix Bulk Carriers (US) LLC – a corporation that duly organized under the laws of Delaware. The primary purpose of this corporation is to act as the U.S. administrative agent for the Company.

•Allseas Logistics Bermuda Ltd. – a corporation that was duly organized under the laws of Bermuda. The primary purpose of this corporation is the Treasury Agent for the group of Companies.

•Narragansett Bulk Carriers (US) Corp. - a corporation organized in July 2012 under the laws of Rhode Island. The primary purpose of this corporation is to manage and operate ocean-going vessels.

•Bulk Pangaea Limited (“Bulk Pangaea”) – a corporation that was duly organized under the laws of Bermuda. Bulk Pangaea was established in September 2009 for the purpose of acquiring the m/v Bulk Pangaea.

•Bulk Patriot Ltd. (“Bulk Patriot”) – a corporation that was duly organized under the laws of Bermuda. Bulk Patriot was established in September 2011 for the purpose of acquiring the m/v Bulk Patriot.

•Bulk Juliana Ltd. (“Bulk Juliana”) – a corporation that was duly organized under the laws of Bermuda. Bulk Juliana was established in March 2012 for the purpose of acquiring the m/v Bulk Juliana.

•Bulk Trident Ltd. (“Bulk Trident”) – a corporation that was duly organized under the laws of Bermuda. Bulk Trident was established in August 2012 for the purpose of acquiring the m/v Bulk Trident.

•Bulk Phoenix Ltd. (“Bulk Phoenix”) – a corporation that was duly organized under the laws of Bermuda. Bulk Phoenix was established in July 2013 for the purpose of acquiring the m/v Bulk Newport.

•Nordic Bulk Barents Ltd. (“Bulk Barents”) – a corporation that was duly organized under the laws of Bermuda. Bulk Barents was established in November 2013 for the purpose of acquiring the m/v Nordic Barents.

•Nordic Bulk Bothnia Ltd. (“Bulk Bothnia”) – a corporation that was duly organized under the laws of Bermuda. Bulk Bothnia was established in November 2013 for the purpose of acquiring the m/v Nordic Bothnia.

•109 Long Wharf LLC (“Long Wharf”) – a limited liability company that was duly organized under the laws of Delaware for the objective and purpose of holding real estate located in Newport, Rhode Island.

•Nordic Bulk Ventures (Cyprus) Limited (“NBV”) – a corporation that was duly organized in April 2009 under the laws of Cyprus. NBV is the holding company of Nordic Bulk Carriers AS (“NBC”). NBC specializes in ice trading, as well as the carriage of a wide range of commodities, including cement clinker, steel scrap, fertilizers, and grains.

•Nordic Bulk Carriers Singapore Pte. Ltd. ("NBS") - a corporation that was duly organized in March 2014 under the laws of Singapore. NBS focuses on chartering and operating bulk carriers trading in a wide range of commodities; and is a wholly-owned subsidiary of NBC.

•Nordic Bulk Ventures Holding Company Ltd. (“BVH”) – a corporation that was duly organized under the laws of Bermuda. BVH was established in August 2013 for the purpose of owning Bulk Nordic Five Ltd. (“Five”) and Bulk Nordic Six Ltd. (“Six”). Five and Six are corporations that were duly organized under the laws of Bermuda in November 2013 for the purpose of owning m/v Bulk Destiny and m/v Bulk Endurance, ultramax newbuildings delivered in January 2017. The Company acquired its joint venture partner's 50% interest in January 2017 for $0.8 million after which BVH is a wholly-owned subsidiary of the Company.

•Bulk Freedom Corp. (“Bulk Freedom”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Freedom was established in May 2017 for the purpose of acquiring the m/v Bulk Freedom.

•Bulk Pride Corp. (“Bulk Pride”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Pride was established in October 2017 for the purpose of acquiring the m/v Bulk Pride.

•Flintstone Ventures Limited ("FVL") - a corporation that was duly organized under the laws of the Province of Nova Scotia on March 17, 2017. FVL focuses on the carriage of specialized cargo.

•Bulk PODS Ltd. (“Bulk PODS”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk PODS was established in April 2018 for the purpose of acquiring the m/v Bulk PODS.

•Bulk Spirit Ltd. (“Bulk Spirit”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Spirit was established in October 2018 for the purpose of acquiring the m/v Bulk Spirit.

•Bulk Independence Ltd. (“Bulk Independence”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Independence was established in May 2019 for the purpose of acquiring the m/v Bulk Independence.

•Bulk Friendship Ltd. (“Bulk Friendship”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Friendship was established in September 2019 for the purpose of acquiring the m/v Bulk Friendship.

•Bulk Nordic Seven LLC. (“Bulk Seven”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Seven was established in April 2019 for the purpose of entering into new shipbuilding contract.

•Bulk Nordic Eight LLC. (“Bulk Eight”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Eight was established in April 2019 for the purpose of entering into a new shipbuilding contract.

•Bulk Nordic Nine LLC. (“Bulk Nine”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Nine was established in August 2019 for the purpose of entering into a new shipbuilding contract.

•Bulk Nordic Ten LLC. (“Bulk Ten”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Nine was established in August 2019 for the purpose of entering into a new shipbuilding contract.

At December 31, 2020 and 2019, entities that are consolidated pursuant to ASC 810-10, but which are not wholly-owned, include the following:

•Nordic Bulk Holding Company Ltd. (“NBHC”) - a corporation that was duly organized under the laws of Bermuda. NBHC was established in October 2012, for the purpose of owning Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”) and Bulk Nordic Orion Ltd. (“Bulk Orion”) and to invest in additional vessels through its wholly-owned subsidiaries. On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) from one of NBHC’s shareholders. The Company owns two-thirds equity interest of NBHC after the acquisition and the remainder one-third equity interest is owned by a third-party at December 31, 2020. The Company determined that NBHC is a VIE and that it is the primary beneficiary of NBHC, as it has the power to direct its activities through time charter arrangements with NBC covering all of its owned vessels. Accordingly, the Company has consolidated NBHC for the years ended December 31, 2020 and 2019. Bulk Odyssey, Bulk Orion, Bulk Nordic Oshima Ltd. (“Bulk Oshima”), Bulk Nordic Olympic Ltd. (“Bulk Olympic”), Bulk Nordic Odin Ltd. (“Bulk Odin”) and Bulk Nordic Oasis Ltd. (“Bulk Oasis”), corporations duly organized under the laws of Bermuda between March 2012 and February 2015, are owned by NBHC. These entities were established for the purpose of owning m/v Nordic Odyssey, m/v Nordic Orion, m/v Nordic Oshima, m/v Nordic Olympic, m/v Nordic Odin and m/v Nordic Oasis, respectively. On December 23, 2020 NBHC formed two new wholly owned subsidiaries, Bulk Nordic Odyssey (MI) Corp., and Bulk Nordic Orion (MI) Corp. for the purpose of transferring ownership of the m/v Nordic Odyssey and m/v Nordic Orion to these companies respectively.

•Venture Logistics NL Inc. ("VLNL") - a corporation that was duly organized in the St. John’s, Canada on October 19, 2018. VLNL was established for the purpose of owning and operating a deck barge.

•Nordic Bulk Partners LLC. (“NBP”) – a corporation that was duly organized under the laws of the Marshall Island. NBP was established in September 2019 for the purpose of providing funding to Bulk Seven, Bulk Eight, Bulk Nine, and Bulk Ten for the construction of four newbuilding vessels and subsequently at completion and delivery of the newbuilding vessels owning Bulk Seven, Bulk Eight, Bulk Nine, and Bulk Ten. Bulk Seven, Bulk Eight, Bulk Nine and Bulk Ten are corporations that were duly organized under the laws of the Marshall Islands in September 2019 for the purpose of constructing and owning Post-Panamax newbuilding vessels expected to be delivered in 2021. At December 31, 2020 the Company had a 75% ownership interest in NBP, the remainder of which is owned by a third-party. At delivery of the newbuilding vessels NBP will ultimately be owned 50% by Pangaea and 50% by a third-party.

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

Amounts pertaining to the non-controlling interests and redeemable noncontrolling interests held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as non-controlling interest and redeemable noncontrolling interests in the accompanying consolidated balance sheets.

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

The performance obligations under our contracts are transportation services, which are received and consumed by our customers over time, as we perform the services. Revenues are recognized using the input method, proportionate to the days elapsed since the service commencement compared to the total days anticipated to complete the service. Under the ASC 606 revenue recognition standard, voyage revenue is recognized over the period between load port and discharge port. Costs to fulfill contracts for voyages for which loading has not commenced are recognized as assets and amortized pro rata over the period between load and discharge. Costs to obtain a contract are expensed as incurred, as provided by a practical expedient, since all such costs are expected to be amortized over less than one year.

Assets and liabilities related to our voyage contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. Contract assets also include accounts receivable for amounts billed and currently due from customers, which are reported at their net estimated realizable value. The Company maintains reserves against its accounts receivable for potential credit losses, which were immaterial for the years ended December 31, 2020 and 2019, respectively. Other contract assets include accrued receivables which arise when revenue is recognized in advance of billing for certain voyage contracts and hire paid to ship-owners in advance. Contract liabilities consist of deferred revenue which arises when amounts are billed to or collected from customers in advance of revenue recognition and are recognized within twelve months of the balance sheet date.

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

At December 31, 2020, one customer accounted for 26% of the Company’s trade accounts receivable. At December 31, 2019, there were two customers that accounted for 26% of the Company’s trade accounts receivable.

At December 31, 2020, seventeen customers in the United States, seven customers in Brazil and seven customers in the United Arab Emirates accounted for 59% of accounts receivable. At December 31, 2019, seventeen customers in the United States, fifteen customers in Switzerland and five customers in Canada accounted for 53% of accounts receivable.

For the year ended December 31, 2020, revenue from customers in each of the following countries accounted for at least 10% of total revenue; the United States (twenty-seven representing 28%), Switzerland (twenty-one representing 14%) and Canada (seven representing 12%). For the year ended December 31, 2019, revenue from customers in each of the following countries accounted for at least 10% of total revenue; the United States (twenty-eight representing 24%) Canada (six representing 13%) and Switzerland (eighteen representing 10%).

For the year ended December 31, 2020 one customer accounted for approximately 10% of total revenue. For the year ended December 31, 2019, one customer accounted for 11% of total revenue.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	December 31,
	2020	2019
Money market accounts – cash equivalents	$18,443,443	$32,150,342
Cash (1)	28,453,773	18,404,749
Total cash and cash equivalents	$46,897,216	$50,555,091
Restricted cash	1,500,000	2,500,000
Total cash, cash equivalents and restricted cash	$48,397,216	$53,055,091

(1) Consists of cash deposits at various major banks.

Restricted cash at December 31, 2020 consists of $1.5 million held by the facility agent as required by the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. and Bulk Nordic Oshima Ltd. – Dated September 28, 2015 - Amended and Restated Loan Agreement (See Note 8).

Allowance for Doubtful Accounts

The Company provides a specific reserve for significant outstanding accounts that are considered potentially uncollectible in whole or in part. In addition, the Company’s policy based on experience is to establish a reserve equal to approximately 25% of accounts receivable balances that are 30-180 days past due and approximately 50% of accounts receivable balances that are 180 or more days past due, and which are not otherwise reserved. The reserve estimates are adjusted as additional information becomes available, or as payments are made. At December 31, 2020 and 2019, the Company has provided an allowance for doubtful accounts of $1,896,038 and $1,908,841 respectively, for amounts that are not expected to be fully collected. The provision for doubtful accounts was $152,416 in 2020 and $898,357 in 2019. The Company wrote off $165,219 and $1,346,647 during 2020 and 2019, respectively, which amounts were previously included in the allowance, because these amounts were determined to be uncollectible.

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

At December 31, advance hire, prepaid expenses and other current assets were comprised of the following:

	2020	2019
Advance hire	$5,026,953	$3,985,826
Prepaid expenses	3,706,396	4,924,557
Accrued receivables	6,823,409	6,466,068
Margin Deposit	814,062	269,379
Other current assets	3,145,125	3,124,995
Total	$19,515,945	$18,770,825

Vessels and Depreciation

Vessels are stated at cost, which includes contract price and acquisition costs. Significant improvements to vessels are capitalized; maintenance and repairs that do not improve or extend the lives of the vessels are expensed as incurred. Depreciation is provided using the straight-line method over the remaining estimated useful lives of the vessels (excluding the time a vessel is in dry dock), based on cost less salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $300 per ton, which was determined by reference to quoted rates and is reviewed annually. The Company estimates the useful life of its vessels to be 25 years to 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of the current fleet are 8 - 22 years. The Company does not incur depreciation expense when vessels are taken out of service for dry docking.

Vessels held for sale are carried at estimated fair value less cost to sell. No additional depreciation expense is recorded for vessels categorized as held for sale.

Deferred Drydock Cost

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

The significant factors and assumptions used in the undiscounted projected net operating cash flow analysis include the Company’s estimate of future time charter equivalent "TCE" rates based on current rates under existing charters and contracts. When existing contracts expire, the Company uses an estimated TCE based on actual results and extends these rates out to the end of the vessel’s useful life. TCE rates can be highly volatile, may affect the fair value of the Company’s vessels and may have a significant impact on the Company’s ability to recover the carrying amount of its fleet. Accordingly, the volatility is contemplated in the undiscounted projected net operating cash flow by using a sensitivity analysis based on percent changes in the TCE rates. The Company prepares a series of scenarios in an attempt to capture the range of possible trends and outcomes. Projected net operating cash flows are net of brokerage and address commissions and assume no revenue on scheduled offhire days. The Company uses the current vessel operating expense budget, estimated costs of drydocking and historical general and administrative expenses as the basis for its expected outflows, and applies an inflation factor it considers appropriate. The net of these inflows and outflows, plus an estimated salvage value, constitutes the projected undiscounted future cash flows. If these projected cash flows do not exceed the carrying value of the asset group, an impairment charge would be calculated. Measurement of the impairment loss is based on the fair value of the asset as provided by third parties.

The Company concluded that no triggering event had occurred during the first, third and fourth quarter of 2020 which would require impairment testing. During the second quarter of 2020, the Company determined that a triggering event occurred related to a sale of a vessel, as the carrying value exceeded its fair value. A loss on impairment of $1.8 million was recorded in the second quarter of 2020 when the Memorandum of Agreement was signed. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amount and as such, no additional loss on impairment was recognized.

At December 31, 2019, the Company had accepted an offer to sell the m/v Bulk Patriot below the carrying amount of the vessel, to be delivered in the first quarter of 2020. As a result, a loss on impairment of the vessel for an amount totaling $4.8 million, which was equal to the excess of the carrying amount of the asset over the agreed upon sale value less estimated costs to sell, was included in the consolidated statements of operations. The vessel has been classified as held for sale as of December 31, 2019. The Company identified additional potential triggering events that resulted from the loss recognized on the sale of other vessels in the fourth quarter of 2019 of $4.6 million.

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

The components of net debt issuance costs and bank fees, which are included in secured long-term debt on the consolidated balance sheets are as follows:

	December 31,
	2020	2019
Debt issuance costs and bank fees paid to financial institutions	$6,547,299	$9,302,292
Less: accumulated amortization	(2,650,091)	(5,164,419)
Unamortized debt issuance costs and bank fees	$3,897,208	$4,137,873

Amortization included in interest expense	$662,440	$727,020

Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	December 31,
	2020	2019
Accounts payable	$18,678,099	$24,173,291
Accrued expenses	10,654,357	14,883,555
Note Payable	2,500,000	—
Other accrued liabilities	567,832	916,789
Total	$32,400,288	$39,973,635

Taxation

The Company is not subject to corporate income taxes on its profits in Bermuda because Bermuda does not impose an income tax.

NBC, a wholly-owned subsidiary of the Company, is subject to a Danish tonnage tax. NBC is not taxed on the basis of their actual income derived from their business but on an alternative income determination based on the net tons carrying capability of their fleet. As the tax is not determined based on taxable income, NBC’s tax expense of approximately $578,000 and $458,000 is included within voyage expenses in the accompanying consolidated statements of income as of December 31, 2020 and 2019, respectively.

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

Since earnings from shipping operations of the Company are not subject to U.S. or foreign income taxation, the Company has not recorded income tax expense, deferred tax assets or liabilities for the years ended December 31, 2020 and 2019.

Where required, the Company complies with income tax filings in its various jurisdictions of operations. As of December 31, 2020 and 2019, the Company is not subject to U.S. federal or foreign examinations by tax authorities for years before 2015.

Restricted Common Share Awards

Compensation cost of restricted share awards is measured using the grant date fair value of the Company's common shares, as quoted on the Nasdaq Capital Market, multiplied by the total number of shares granted with no forfeiture rate applied. Compensation cost is amortized according to the vesting period indicated in the grant agreement. Total compensation cost recognized during the years ended December 31, 2020 and 2019 is approximately $2,315,000 and $1,737,315, respectively, which is included in general and administrative expenses in the consolidated statements of income.

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

Derivatives and Hedging Activities

The Company accounts for derivatives in accordance with the provisions of ASC 815, Derivatives and Hedging. The Company uses interest rate swaps to reduce market risks associated with its operations, principally changes in variable interest rates on its bank debt. Additionally, the Company uses forward freight agreements to protect against changes in charter rates and bunker (fuel) swaps to protect against changes in fuel prices. The Company’s interest rate swaps, forward freight agreements (FFAs) and bunker swaps have not qualified for hedge accounting treatment. As such, unrealized and realized gains or losses are recognized as a component of Other expense in the Consolidated Statements of Income. Derivative instruments are measured at fair value and are recorded as assets or liabilities.

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

At December 31, 2020, the Company has seven fully fixed rate debt facilities and one facility which is fixed in part. At December 31, 2019, the Company has five fully fixed rate debt facilities and four facilities of which are fixed in part. The aggregate carrying amounts and fair values of the long-term debt associated with the fixed rate borrowing arrangements are as follows:

	December 31,
	2020	2019
Carrying amount of fixed rate long-term debt	$93,401,776	$90,245,646
Fair value of fixed rate long-term debt	$95,434,525	$92,279,147

Fair values of these debt obligations were estimated based on quoted market prices for the same or similar issues of debt with the same remaining maturities, which is considered Level 2 in the fair value hierarchy established by ASC 820.

Leases

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

At December 31, 2020, the Company had twelve vessels chartered to customers under time charters that contain leases. These twelve leases varied in original length from 20 days to 83 days. At December 31, 2020, lease payments due under these arrangements totaled approximately $2,404,000 and each of the time charters were due to be completed in thirty days or less. The Company does not have any sales-type or direct financing leases.

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

Recent Accounting Pronouncements

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

NOTE 4 - VARIABLE INTEREST ENTITIES

The Company has evaluated all of its wholly and partially-owned entities, as well as entities with common ownership or other relationships, pursuant to ASC 810. A summary of the Company’s consolidation policy is provided in Note 3. The Company has concluded that Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Atlantic, Bulk Trident, Bulk Phoenix, Bulk Barents, Bulk Bothnia, Bulk Freedom, Bulk Pride, Bulk PODS, Bulk Spirit, Bulk Independence, Bulk Friendship, NBH, Long Wharf, NBHC, BVH, NBP, FVL, VBC, and VNLN are the VIEs at December 31, 2020 and 2019. We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary such that we have (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations and financial position of these VIEs are included in our consolidated financial statements.

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

(Dollars in millions, figures may not foot due to rounding)	December 31, 2020
	Ship-owning (1)	NBHC	NBC	Long Wharf	VLNL	NBP (3)
Total assets	$100.9	$129.3	$37.2	$2.0	$1.3	$19.7
Total liabilities	$100.8	$68.7	$24.5	$2.1	$0.1	$5.1
Total stockholders' (deficit)/equity	$—	$60.6	$12.7	$(0.1)	$1.3	$14.6
Non-controlling interest (2)	$—	$50.1	$—	$—	$1.6	$—

	December 31, 2019
(Dollars in millions, figures may not foot due to rounding)	Ship-owning (1)	NBHC	NBC	Long Wharf	VBC	NBP (3)
Total assets	$89.5	$147.0	$54.0	$2.0	$1.9	$19.1
Total liabilities	$116.6	$67.9	$40.9	$2.2	$0.2	$4.8
Total stockholders' (deficit)/equity	$(27.0)	$79.1	$13.1	$(0.1)	$1.7	$14.3
Non-controlling interest (2)	$—	$71.0	$—	$—	$1.8	$—

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

NOTE 5 - FIXED ASSETS

At December 31, fixed assets consisted of the following:

	2020	2019
Vessels and vessel upgrades	$344,212,881	$341,705,712
Capitalized dry docking	12,716,442	6,857,482
	356,929,323	348,563,194
Accumulated depreciation and amortization	(82,887,697)	(69,636,742)
Vessels, vessel upgrades and capitalized dry docking, net	274,041,626	278,926,452

Land and building	2,541,085	2,541,085
Internal use software	2,318,247	1,932,640
Other fixed assets	4,859,332	4,473,725
Accumulated depreciation	(2,159,207)	(1,925,320)
Other fixed assets, net	2,700,125	2,548,405

Total fixed assets, net	$276,741,751	$281,474,857

At December 31, vessels under finance leases consisted of the following:

	2020	2019
Vessels under finance lease	$51,229,372	58,780,630
Accumulated depreciation and amortization	(5,989,174)	(5,165,325)

Vessels under finance lease, net	$45,240,198	$53,615,305

The net carrying value of the Company’s fleet consists of the following:

	December 31,
	2020	2019
Owned vessels
m/v BULK PANGAEA	$13,636,241	$14,988,076
m/v NORDIC ODYSSEY	24,481,390	22,897,029
m/v NORDIC ORION	22,625,141	23,688,812
m/v NORDIC OSHIMA	26,966,257	28,325,078
m/v NORDIC OLYMPIC	27,341,460	28,094,764
m/v NORDIC ODIN	27,421,649	27,931,771
m/v NORDIC OASIS	28,029,024	29,190,935
m/v BULK ENDURANCE	24,024,593	25,037,775
m/v BULK NEWPORT	11,966,186	12,975,767
m/v BULK FREEDOM	9,457,640	8,269,777
m/v BULK PRIDE	14,628,727	12,996,311
m/v BULK SPIRIT (1)	12,849,322	12,867,060
m/v BULK INDEPENDENCE	14,020,964	14,000,946
m/v BULK FRIENDSHIP	13,431,253	14,052,500
MISS NORA G. PEARL	3,161,779	3,609,851
	$274,041,626	$278,926,452

Vessels under finance lease (2)
m/v BULK PODS	13,095,023	13,445,308
m/v BULK DESTINY	$20,636,264	$21,484,733
m/v BULK TRIDENT	11,508,911	12,095,727
m/v BULK BEOTHUK	—	6,589,537
	$45,240,198	$53,615,305

(1)On October 26, 2018, the Company entered into an agreement to purchase a 2009 built Supramax (m/v Bulk Spirit) for $13.0 million, and placed a deposit of $1.95 million. The vessel was delivered in February 2019.

(2)Refer to Note 10, "Commitments and Contingencies," of our Financial Statements for additional information related to the vessels under finance lease.

The Company capitalized dry-docking costs on three vessels in 2020 and 2019. The 5 year amortization period of the capitalized dry docking costs is within the remaining useful life of these vessels.

NOTE 6 - MARGIN ACCOUNTS, DERIVATIVES AND FAIR VALUE MEASURES

Margin Accounts

During December 31, 2020 and 2019, the Company was party to forward freight agreements and fuel swap contracts in order to mitigate the risk associated with volatile freight rates and fuel prices. Under the terms of these contracts, the Company is required to deposit funds in margin accounts if the market value of the hedged item declines. The funds are required to remain in margin accounts as collateral until the market value of the items being hedged return to preset limits. The margin accounts are included in advance hire, prepaid expenses and other current assets in the consolidated balance sheets at December 31, 2020 and 2019.

Forward Freight Agreements

The Company assesses risk associated with fluctuating future freight rates and, when appropriate, hedges identified economic risk with appropriate derivative instruments, specifically FFAs. These economic hedges do not usually qualify for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	12/31/2020	12/31/2019	Balance Sheet Location	12/31/2020	12/31/2019
Margin accounts (1)	Other current assets	$814,062	$269,379	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$—	$—	Other current liabilities	$163,335	$149,760
Fuel swap contracts (2)	Other current assets	$—	$—	Other current liabilities	$47,667	$322,313
Interest rate cap (2)	Other current assets	$210,910	$—	Other current liabilities	$—	$—

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the twelve months ended December 31, 2020 and 2019:

	Unrealized gain (loss) on derivative instruments
	For the year ended December 31,
Derivative instruments	2020	2019
Forward freight agreements	$(13,575)	$(89,820)
Fuel Swap Contracts	$274,646	$2,843,654
Interest rate cap	$(417,090)	$—

The estimated fair values of the Company’s forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.

NOTE 7 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2019	Activity	December 31, 2020
Included in trade accounts receivable and voyage revenue on the consolidated balance sheets and statements of income, respectively:
Trade receivables due from King George Slag(i)	$457,629	$(350,670)	$106,959

Included in accounts payable and accrued expenses on the consolidated balance sheets:
Trade payables due to Seamar (ii)	$5,679,768	$(1,528,576)	$4,151,192

Included in current related party notes payable on the consolidated balance sheets:
Interest payable – 2011 Founders Note	332,987	(90,135)	242,852
Promissory Note	—	—	—
Total current related party notes payable	$332,987	$(90,135)	$242,852

i.King George Slag LLC is a joint venture of which the Company owns 25%.
ii.Seamar Management S.A. ("Seamar")

There was no related party dividends payable at December 31, 2020 and the related party dividends payable was $478,359 at December 31, 2019. Refer to Note 9, "Common Stock and Non-Controlling Interest," of the Company's Financial Statements for additional information.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operation of some of the Company’s owned vessels. During the years ended December 31, 2020 and 2019, the Company incurred technical management fees of 2,761,800 and $3,364,200 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at December 31, 2020 and 2019, (including amounts due for vessel operating expenses), were $4,151,192 and $5,679,768, respectively.

NOTE 8 - SECURED LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2020	December 31, 2019	Interest Rate (%) (1)	Maturity Date
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Loan Agreement (2)	$25,466,300	$28,466,300	4.01%	October 2021
Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd. Loan Agreement (2)	—	12,854,405	N/A	December 2020
Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	12,004,295	13,504,295	2.48%	October 2021
Bulk Nordic Oasis Ltd. Loan Agreement (2)	14,000,000	15,500,000	4.30%	October 2021
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2)	18,000,000	—	2.95%	December 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (3)
–Bulk Nordic Six Ltd. - Tranche A (3)	12,233,329	13,299,997	3.69%	May 2024
–Bulk Nordic Six Ltd. - Tranche B (3)	2,590,000	2,850,000	1.93%	May 2024
–Bulk Pride - Tranche C (3)	5,200,000	6,300,000	4.69%	May 2024
–Bulk Independence - Tranche E (3)	12,500,000	13,500,000	2.84%	May 2024
Bulk Freedom Loan Agreement	3,200,000	3,800,000	4.03%	June 2022
109 Long Wharf Commercial Term Loan	593,666	703,266	2.14%	April 2026
Total	$105,787,590	$110,778,263
Less: unamortized bank fees	(3,897,208)	(4,137,872)
	$101,890,382	$106,640,391
Less: current portion	(57,382,674)	(22,990,674)
Secured long-term debt, net	$44,507,708	$83,649,717

(1)As of December 31, 2020.
(2)The borrowers under this facility are owned by NBHC. The Company has two-third's ownership interest and STST has one-third ownership interest in NBHC. NBHC is consolidated in accordance with ASC 810-10 and as such, amounts pertaining to the non-controlling ownership held by the third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets.
(3)This facility is cross-collateralized by the vessels m/v Bulk Endurance, m/v Bulk Pride, and m/v Bulk Independence and is guaranteed by the Company.

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

The agreement requires repayment of the advances as follows:

In respect of the Odin and Olympic advances, repayment to be made in 28 equal quarterly installments of $375,000 per borrower (one of which was paid prior to the amendment by each borrower) and balloon payments of $11,233,150 due with each of the final installments in October 2021.

In respect of the Odyssey and Orion advances, repayment to be made in 20 quarterly installments of $375,000 per borrower and balloon payments of $5,677,203 due with each of the final installments in September 2020. In September 2020 the Company amended the facility to make an additional quarterly installment of $375,000 per borrower and extend the balloon payments to December 2020 which were paid in full on December 23, 2020.

In respect of the Oshima advance, repayment to be made in 28 equal quarterly installments of $375,000 and a balloon payment of $11,254,295 due with the final installment in October 2021.

Interest on 50% of the advances to Odin and Olympic was fixed at 3.95% in January 2017. Interest on the remaining advances to Odin and Olympic was floating at LIBOR plus 2.0% and was fixed at 4.07% on April 27, 2017. Interest on 50% of the advance to Oshima was fixed at 4.16% in January 2017. Interest on the remaining advance to Oshima is floating at LIBOR plus 2.25% (2.48% at December 31, 2020).

The amended loan is secured by first preferred mortgages on the m/v Nordic Odin, m/v Nordic Olympic and m/v Nordic Oshima, the assignment of earnings, insurances and requisite compensation of the three entities, and by guarantees of their shareholders.

The amended agreement contains one financial covenant that requires the Company to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios. At December 31, 2020 and December 31, 2019, the Company was in compliance with this clause.

The Bulk Nordic Oasis Ltd. - Loan Agreement - Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and a balloon payment of $12,500,000 due with the final installment in October 2021. Interest on this advance is fixed at 4.30%.

The loan is secured by a first preferred mortgage on the m/v Nordic Oasis, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of December 31, 2020 and December 31, 2019, the Company was in compliance with this covenant.

The Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility - Dated December 23, 2020.

The agreement advanced $18,000,000 in respect of the m/v Nordic Odyssey and m/v Nordic Orion. The agreement requires repayment of the advance in 28 equal quarterly principal and interest installments of $571,821 beginning on March 23, 2021 and a balloon payment of $4,400,000 due with the final installment in December 2027. Interest on this advance is fixed at 2.95%.

The loan is secured by a first preferred mortgage on the m/v Nordic Odyssey and m/v Nordic Orion, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of December 31, 2020 the Company was in compliance with this covenant.

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

Bulk Endurance Tranche A and B
The amended agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017, in two tranches. The agreement requires repayment of Tranche A, totaling $16,000,000, in three equal quarterly installments of $100,000 beginning on April 7, 2017 and 27 equal quarterly installments of $266,667. A balloon payment of $8,766,658 is due with the final installment in May 2024. Interest on this advance was fixed at 3.69% through March 2021, fixed at 4.39% through December 2021, and fixed at 3.46% thereafter. The agreement also advanced $3,500,000 under Tranche B, which is payable in 28 equal quarterly installments of $65,000 beginning on September 27, 2017, and a balloon payment of $1,745,000 due with the final installment in May 2024. Interest on this advance is floating at LIBOR plus 1.70% (1.93% at December 31, 2020) through March 2021, and thereafter at LIBOR plus 2.4%.

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

The loan is secured by first preferred mortgages on the m/v Bulk Endurance, the m/v Bulk Pride and the m/v Bulk Independence, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2020 and December 31, 2019, the Company was in compliance with these covenants.

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due on June 14, 2022 with the final installment. The facility bears interest at LIBOR plus a margin of 3.75% (4.03% at December 31, 2020).

The loan is secured by a first preferred mortgage on the m/v Bulk Freedom, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2020 and December 31, 2019, the Company was in compliance with these covenants.

109 Long Wharf Commercial Term Loan
Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00% (2.14% at December 31, 2020). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At December 31, 2020 and December 31, 2019, the Company was in compliance with these covenants.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
2021	$57,382,674
2022	7,965,048
2023	5,419,597
2024	24,292,430
2025	2,106,956
Thereafter	8,620,885
$105,787,590

NOTE 9 - COMMON STOCK AND NON-CONTROLLING INTEREST

Common stock

The Company has 100,000,000 shares of common stock ($0.0001 par value) authorized, of which 45,447,751 were issued as of December 31, 2020.

Restricted Securities

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

At December 31, 2020, shares issued to employees under the Amended Plan totaled 2,964,124 after forfeitures. These restricted shares vest at the rate of one-third of the total granted on each of the third, fourth and fifth anniversaries of the vesting commencement date.

Total non-cash compensation cost recognized during the years ended December 31, 2020 and 2019 is $2,314,940 and $1,737,315, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

A summary of activity related to outstanding restricted securities for fiscal years 2020 and 2019 is presented in the table below:

	Restricted Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested shares at December 31, 2018	1,461,923	$2.89
Granted	958,480	$2.94
Vested	(433,667)	$2.83
Forfeited	(70,918)	$3.20
Unvested shares at December 31, 2019	1,915,818	$2.97
Granted	662,301	$2.78
Vested	(748,026)	$2.84
Forfeited	(4,667)	$2.79
Unvested shares at December 31, 2020	1,825,426	$2.96

	Fiscal Years Ended December 31,
	2020	2019
Fair value of restricted shares vested	$1,476,300	$1,406,552
Unrecognized compensation cost for restricted shares	$4,048,729	$4,536,683
Weighted average remaining period to expense restricted shares (years)	3.41	3.14

Dividends

Dividends on common stock are recorded when declared by the Board of Directors. Dividends were declared and paid quarterly commencing in May 2019. In March 2020 the Company suspended its dividend due to the uncertainty caused by COVID-19 global pandemic, however it declared a quarterly cash divided in December 2020 which will be payable to shareholders of record as of March 1, 2021.

Dividends payable consist of the following:

	2013 common stock dividend (2)	Dividends payable on issued and outstanding common stock(1)	Total
Balance at December 31, 2018	$4,063,598	$—	$4,063,598
Accrued dividend	—	4,658,576	4,658,576
Paid in cash	(3,585,239)	(4,504,974)	(8,090,213)
Balance at December 31, 2019	478,359	153,602	631,961
Accrued dividend	—	908,955	908,955
Paid in cash	(478,359)	(56,794)	(535,153)
Balance at December 31, 2020	$—	$1,005,763	$1,005,763

(1) Accrued dividends on unvested restricted shares under the Company's incentive compensation plan, plus accrued dividends declared on December 2020 to all shareholders of record as of March 1, 2021.

(2) Payable to related parties.

Noncontrolling Interests

Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to NBHC and its wholly-owned shipowning subsidiaries amounts to approximately $50,067,000 and $71,003,403 at December 31, 2020 and 2019, respectively.

Non-controlling interest attributable to VBC was approximately $1,598,000 and $1,822,000 at December 31, 2020 and 2019, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Vessel Sales and Leasebacks Accounted for as Finance Leases (in accordance with ASC 840)

At December 31, 2020, the Company's fleet includes three vessels financed under sale and leaseback financing arrangements accounted for as finance leases in accordance with ASC 840, prior to adoption of ASC 842 on January 1, 2019. These leases are secured by the assignment of earnings and insurances and by guarantees of the Company.

The selling price of the m/v Bulk Destiny to the new owner (lessor) was $21.0 million and the fair value of the vessel at the inception of the lease was $24.0 million. The difference between the selling price and the fair value of the vessel was recorded as prepaid rent and is being amortized over the 25 year estimated useful life of the vessel. Prepaid rent is included in finance lease right of use assets (previously "vessels under capital lease") on the consolidated balance sheet at December 31, 2020. Minimum lease payments fluctuate based on three-month LIBOR and are payable quarterly over the seven year lease term, with a purchase obligation of $11.2 million due with the final lease payment in January 2024. Interest is floating at LIBOR plus 2.75% (2.98% including the margin, at inception of the lease). The Company will own this vessel at the end of the lease term. The lease contains a minimum liquidity requirement, positive working capital of the leasee and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2020 and 2019, the Company was in compliance with these covenants.

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

The selling price of the m/v Bulk Trident was $13.0 million and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (1.93% including the margin, at December 31, 2020). The Company will own this vessel at the end of the lease term.

The selling price of the m/v Bulk PODS was $14.8 million and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (1.94% including the margin, at December 31, 2020). The Company will own this vessel at the end of the lease term.

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

Vessel Newbuildings

During the second and third quarter of 2019, the Company entered into two vessel newbuilding contracts to build four new high ice class post-panamax 95,000 dwt dry bulk vessels. The new vessels, with a building cost of between approximately $37.7 million to $38.3 million each, are expected to be delivered in 2021. The Company has made deposits of $15.4 million for the four new vessels in 2019. The second installments of 20% are due and payable upon the earlier of, five months after launching of the vessels or delivery, and the final payments are due upon delivery of the vessels.

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

The Company leases office space for its Singapore operations. At December 31, 2020, the remaining lease term is eleven months.

For the twelve months ended December 31, 2020 and 2019, the Company recognized approximately $0.2 million as lease expense for office leases in General and Administrative Expenses.

Future minimum lease payments under finance leases with initial or remaining terms in excess of one year at December 31, 2020 were:

Year ending December 31,
2021	$9,380,057
2022	9,264,017
2023	9,148,487
2024	26,062,633
2025	5,443,736
Thereafter	7,576,832
Total minimum lease payments	$66,875,762
Less amount representing interest	9,377,276
Present value of minimum lease payments	57,498,486
Less current portion	6,978,192
Long-term portion	$50,520,294

NOTE 11 - OTHER LONG-TERM LIABILITIES

In September 2019, the Company entered into an LLC agreement for the formation of NBP, that, at inception is owned 75% by the Company and 25% by an independent third party. NBP was established for the purpose of constructing and owning four new-build ice class post panamax vessels. During the construction phase of the vessel, the third party has committed to contribute additional funding and ultimately own 50% of NBP at the time of delivery of the new-build ice class post panamax vessels. The agreement contains both put and call option provisions. Accordingly, the Company may be obligated, pursuant to the put option, or entitled to, pursuant to the call option, to purchase the third party's interest in NBP beginning anytime after September 2026. The put option and call option are at fixed prices which are not significantly different from each other, starting at $4.0 million per vessel on the fourth anniversary from completion and delivery of each vessel and declining to $3.7 million per vessel on or after the seventh anniversary from completion and delivery of each vessel. If neither put nor call option is exercised, the Company is obligated to purchase the vessels from NBP at a fixed price. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has recorded the third party's interest in NBP of $4.8 million in Long term liabilities - Other at December 31, 2019. Earnings attributable to the third party’s interest in NBP are recorded in Interest expense, net, which resulted in additional interest expenses of $177,802 and $44,950, respectively, for the year ended December 31, 2020 and 2019.

On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary NBHC from its shareholders. The Company owned a one-third of equity interest of NBHC, a joint-venture formed in October 2012 for the purpose of owning Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”) and Bulk Nordic Orion Ltd. (“Bulk Orion”) and to invest in additional vessels through its wholly-owned subsidiaries. The acquisition increases the Company’s equity interest in NBHC to 66.7%. The purchase price of the equity interest was $22.5 million, including a $15.0 million cash payment upon closing and $7.5 million of deferred consideration, at a six-month LIBOR plus 3.5%, in three equal installments of $2.5 million due on the first, second, and third anniversaries of September 28, 2020. The deferred consideration is recorded in "Other current liabilities" and "Long-term liabilities - other" on the Company's Consolidated Balance Sheet as of December 31, 2020. NBHC will continue to be a consolidated entity in the Company’s consolidated financial statements pursuant to ASC 810-10. The portion of NBHC not owned by the Company will continue to be recognized as non-controlling interest in the Company’s consolidated financial statements.

NOTE 12 - UNAUDITED QUARTERLY DATA

(Dollars in millions, except share and per share amounts. Figures may not foot due to rounding)	2020				2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues:
Voyage revenue	$86.5	$66.9	$98.1	$98.2	$65.9	$77.4	$103.8	$118.6
Charter revenue	9.4	3.5	5.6	14.6	13.7	5.9	15.1	11.9
	95.9	70.4	103.7	112.8	79.6	83.3	118.9	130.5
Expenses:
Voyage expense	47.8	31.8	40.7	41.6	32.2	37.2	45.1	51.0
Charter hire expense	32.3	15.2	35.0	45.3	24.9	18.3	42.0	47.7
Vessel operating expenses	9.9	9.3	9.7	9.1	9.8	11.1	11.3	13.1
General and administrative	4.0	3.9	3.7	4.4	4.0	5.4	2.8	5.2
Depreciation and amortization	4.2	4.3	4.2	4.2	4.4	4.5	4.7	5.0
Loss on impairment of vessels	—	1.8	—	—	—	—	—	4.8
(Gain) loss on sale of vessel	(0.1)	0.3	0.5	—	—	—	—	4.6
Total expenses	98.1	66.6	93.8	104.6	75.3	76.5	105.9	131.4
Income/(loss) from operations	(2.2)	3.8	9.9	8.2	4.3	6.8	13.0	(0.9)
Other income (expense):
Interest expense, net	(2.1)	(2.0)	(2.0)	(1.8)	(2.2)	(2.1)	(2.5)	(2.4)
Interest expense related party notes payable	—	—	—	—	—	(0.1)	—	—
Unrealized (loss) gain on derivative instruments	(2.9)	1.4	—	1.4	2.3	0.2	(0.3)	0.5
Other income	0.6	0.1	0.3	—	0.2	0.2	0.2	(0.3)
Total other expense, net	(4.4)	(0.5)	(1.7)	(0.4)	0.3	(1.8)	(2.6)	(2.2)

Net (loss) income	(6.8)	3.3	8.2	7.9	4.5	5.2	10.4	(3.0)
(Income) loss attributable to noncontrolling interests	—	(0.3)	(0.7)	(0.3)	(0.8)	(1.1)	(2.1)	(1.4)
Net income attributable to Pangaea Logistics Solutions Ltd.	$(6.8)	$3.0	$7.5	$7.6	$3.7	$4.1	$8.3	$(4.4)

Earnings (loss) per common share:
Basic	$(0.16)	$0.07	$0.17	$0.17	$0.09	$0.09	$0.19	$(0.10)
Diluted	$(0.16)	$0.07	$0.17	$0.17	$0.09	$0.09	$0.19	$(0.10)
Weighted average shares used to compute earnings per common share
Basic	43,341,005	43,445,789	43,488,241	43,489,698	42,601,227	42,767,785	42,817,933	42,819,589
Diluted	43,341,005	43,445,789	43,510,961	44,337,242	43,071,632	43,293,022	43,354,742	42,819,589

NOTE 13 - SUBSEQUENT EVENTS

In February 8, 2021 the Company entered into a memorandum of agreement to purchase an Ultramax vessel to add to its operating fleet for $16.5 million. The vessel is expected to be delivered to the Company by May 2021.

In March 3, 2021 the Company entered into a memorandum of agreement to purchase an Panamax vessel to add to its operating fleet for $18.3 million. The vessel is expected to be delivered to the Company in the second quarter of 2021.

On March 8, 2021, the Company obtained a commitment letter from its lenders for a new six year $53 million senior secured term loan facility. The proceeds from the new senior secured loan will be used to refinance in full the balloon amounts on the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd., Bulk Nordic Oshima Ltd. and Bulk Nordic Oasis Ltd. Loan Agreements which is expected to be completed within March of 2021.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2021.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)

69

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

Signature	Title	Date

/s/ Edward Coll	Chairman of the Board and Chief	March 15, 2021
Edward Coll	Executive Officer

/s/ Carl Claus Boggild	President (Brazil) and Director	March 15, 2021
Carl Claus Boggild

/s/ Gianni DelSignore	Chief Financial Officer, Principal	March 15, 2021
Gianni DelSignore	Accounting Officer and Director

/s/ Anthony Laura	Director	March 15, 2021
Anthony Laura

/s/ Richard T. du Moulin	Director	March 15, 2021
Richard T. du Moulin

/s/ Mark L. Filanowski	Chief Operating Officer and Director	March 15, 2021
Mark L. Filanowski

/s/ Eric S. Rosenfeld	Director	March 15, 2021
Eric S. Rosenfeld

/s/ David D. Sgro	Director	March 15, 2021
David D. Sgro

70

Exhibit no.	Description
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form S-1 filed on February 4, 2015).
3.2	Bye-laws of Company (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form S-1 filed on February 4, 2015.)
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

10.4
Bareboat Charter Party by and between Nicole Navigation S.A and Bulk Nordic Five Ltd. dated October 27, 2016 (incorporated by reference to Exhibit 10.31 of the Registrant's Current Report on Form 10-K filed on March 22, 2017).

10.5	Nordic Bulk Six Ltd. Loan Agreement (incorporated by reference to Exhibit 10.32 of the Registrant's Current Report on Form 10-K filed on March 22, 2017).
10.6
Purchase Agreement Addendum by and between Bulk Nordic Five Ltd. and Nicole Navigation S.A. dated October 27, 2016 (incorporated by reference to Exhibit 10.34 of the Registrant's Current Report on Form 10-K filed on March 22, 2017).

10.7	Bulk Freedom Corp. Loan Agreement dated 14 June 2017 (incorporated by reference to Exhibit 10.39 of the Registrant's Current Report on Form 10-Q filed on August 14, 2017).
10.8	Americas Bulk Transport (BVI) Limited Barecon dated 6 June 2017 (incorporated by reference to Exhibit 10.40 of the Registrant's Current Report on Form 10-Q filed on August 14, 2017).
10.9	Americas Bulk Transport (BVI) Limited Barecon Riders dated 6 June 2017 (incorporated by reference to Exhibit 10.41 of the Registrant's Current Report on Form 10-Q filed on August 14, 2017).
10.10	Bareboat Charter Party Dated June 6, 2017 (incorporated by reference to Exhibit 10.41 of the Registrant's Current Report on Form 10-Q filed on August 14, 2017).
10.11	Bareboat Charter Party Dated May 23, 2018 (incorporated by reference to Exhibit 10.43 of the Registrant's Current Report on Form 10-Q filed on August 7, 2018).
10.12	Bareboat Charter Party Dated August 2, 2018 (incorporated by reference to Exhibit 10.43 of the Registrant's Current Report on Form 10-Q filed on November 8, 2018).
10.13	Bareboat Charter Party Dated February 21, 2019 (incorporated by reference to Exhibit 10.44 of the Registrant's Current Report on Form 10-Q filed on May 15, 2019).
10.14	The Amended Senior Facility - Dated May 13, 2019 (incorporated by reference to Exhibit 10.45 of the Registrant's Current Report on Form 10-Q filed on August 12, 2019).
10.15	Bulk Friendship Bareboat Charter Party Dated September 10th 2019 (incorporated by reference to Exhibit 10.46 of the Registrant's Current Report on Form 10-Q filed on November 7, 2019).
10.16	Limited Liability Company Agreement of Nordic Bulk Partners LLC. (incorporated by reference to Exhibit 10.18 of the Registrant's Current Report on Form 10-K filed on March 23, 2020).
10.17	Bareboat Charter Party Dated September 27, 2019 (incorporated by reference to Exhibit 10.19 of Registrant's Current Report on Form 10-K filed on March 23, 2020).
10.18	ASO 2020 Share Transfer Agreement. *
10.19	Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility *
23.1	Consent of Grant Thornton LLP.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith
71