Form 10-Q
period 2021-03-31
Pangaea Logistics Solutions Ltd.
filed 2021-05-11
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Common Stock, par value $0.0001 per share, 45,627,236 shares outstanding as of May 11, 2021.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$42,018,873	$46,897,216
Restricted cash	—	1,500,000
Accounts receivable (net of allowance of $1,570,824 and $1,896,038 at March 31, 2021 and December 31, 2020, respectively)	29,253,904	29,152,153
Bunker inventory	15,627,975	15,966,247
Advance hire, prepaid expenses and other current assets	23,738,629	19,515,945
Total current assets	110,639,381	113,031,561

Fixed assets, net	278,565,731	276,741,751
Investment in newbuildings in-process	15,390,635	15,390,635
Finance lease right of use assets, net	45,571,435	45,240,198
Total assets	$450,167,182	$450,404,145

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$29,302,643	$32,400,288
Related party debt	242,852	242,852
Deferred revenue	13,652,258	12,799,561
Current portion of secured long-term debt	10,632,079	57,382,674
Current portion of finance lease liabilities	7,004,038	6,978,192
Dividend payable	98,864	1,005,763
Total current liabilities	60,932,734	110,809,330

Secured long-term debt, net	88,306,718	44,507,708
Finance lease liabilities, net	48,764,697	50,520,294
Long-term liabilities - other - Note 8	10,406,074	10,135,408

Commitments and contingencies - Note 7

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 45,572,236 shares issued and outstanding at March 31, 2021; 45,447,751 shares issued and outstanding at December 31, 2020	4,557	4,545
Additional paid-in capital	160,399,765	159,581,415
Retained earnings	29,033,976	23,179,805
Total Pangaea Logistics Solutions Ltd. equity	189,438,298	182,765,765
Non-controlling interests	52,318,661	51,665,640
Total stockholders' equity	241,756,959	234,431,405
Total liabilities and stockholders' equity	$450,167,182	$450,404,145
 The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2021	2020

Revenues:
Voyage revenue	$108,230,303	$86,523,891
Charter revenue	16,742,224	9,356,046
Total revenue	124,972,527	95,879,937
Expenses:
Voyage expense	47,838,857	47,795,912
Charter hire expense	53,635,342	32,325,447
Vessel operating expense	8,495,503	9,933,862
General and administrative	4,204,898	3,993,243
Depreciation and amortization	4,419,094	4,242,251
Gain on sale of vessels	—	(77,990)
Total expenses	118,593,694	98,212,725

Income (loss) from operations	6,378,833	(2,332,788)

Other (expense) income:
Interest expense, net	(2,227,471)	(2,116,320)
Unrealized gain (loss) on derivative instruments, net	2,022,372	(2,917,094)
Other income	333,458	596,556
Total other income (expense), net	128,359	(4,436,858)

Net income (loss)	6,507,192	(6,769,646)
Income attributable to non-controlling interests	(653,021)	(25,729)
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$5,854,171	$(6,795,375)

Earnings (loss) per common share:
Basic	$0.13	$(0.16)
Diluted	$0.13	$(0.16)

Weighted average shares used to compute earnings per common share:
Basic	43,971,352	43,341,005
Diluted	44,549,286	43,341,005

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December31, 2020	45,447,751	$4,545	$159,581,415	$23,179,805	$182,765,765	$51,665,640	$234,431,405
Share-based compensation	—	—	947,552	—	947,552	—	947,552
Issuance of restricted shares, net of forfeitures	124,485	12	(129,202)	—	(129,190)	—	(129,190)
Net Income	—	—	—	5,854,171	5,854,171	653,021	6,507,192
Balance at March 31, 2021	45,572,236	$4,557	$160,399,765	$29,033,976	$189,438,298	$52,318,661	$241,756,959

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	44,886,122	$4,489	$157,504,895	$12,736,580	$170,245,964	$72,825,710	$243,071,674
Share-based compensation	—	—	1,102,769	—	1,102,769	—	1,102,769
Issuance of restricted shares, net of forfeitures	225,940	23	(43,187)	—	(43,164)	—	(43,164)
Net (Loss) Income	—	—	—	(6,795,375)	(6,795,375)	25,729	(6,769,646)
Balance at March 31, 2020	45,112,062	$4,512	$158,564,477	$5,941,205	$164,510,194	$72,851,439	$237,361,633

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income (loss)	$6,507,192	$(6,769,646)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization expense	4,419,094	4,242,251
Amortization of deferred financing costs	163,800	176,526
Amortization of prepaid rent	28,814	30,568
Unrealized (gain) loss on derivative instruments	(2,022,372)	2,917,094
Income from equity method investee	(333,458)	(429,360)
Earnings attributable to non-controlling interest recorded as interest expense (income)	270,665	(27,643)
Provision (recovery) for doubtful accounts	176,984	(185,331)
Gain on sale of vessel	—	(77,990)
Drydocking costs	(1,110,694)	(2,903,277)
Share-based compensation	947,552	1,102,769
Change in operating assets and liabilities:
Accounts receivable	(278,735)	5,354,584
Bunker inventory	338,272	1,844,194
Advance hire, prepaid expenses and other current assets	(2,166,945)	1,369,179
Accounts payable, accrued expenses and other current liabilities	(2,852,717)	(6,729,172)
Deferred revenue	852,697	(6,759,499)
Net cash provided by (used in) operating activities	4,940,149	(6,844,753)

Investing activities
Purchase of vessels and vessel improvements	(5,467,178)	(283,446)
Investment in newbuildings in-process	—	(33,445)
Proceeds from sale of vessels	—	8,397,142
Purchase of derivative instrument	—	(628,000)
Net cash (used in) provided by investing activities	(5,467,178)	7,452,251

Financing activities
Payments of related party debt	—	(90,135)
Payments of financing fees and debt issuance costs	(112,333)	(149,118)
Payments of long-term debt	(2,973,139)	(3,284,067)
Payments of finance lease obligations	(1,729,753)	(7,376,320)
Accrued common stock dividends paid	(906,899)	(499,302)
Cash paid for incentive compensation shares relinquished	(129,190)	(43,164)
Contributions from non-controlling interest recorded as long-term liability	—	322,750
Payments to non-controlling interest recorded as long-term liability	—	(70,487)
Net cash used in financing activities	(5,851,314)	(11,189,843)

Net decrease in cash, cash equivalents and restricted cash	(6,378,343)	(10,582,345)
Cash, cash equivalents and restricted cash at beginning of period	48,397,216	53,055,091
Cash, cash equivalents and restricted cash at end of period	$42,018,873	$42,472,746

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

Supplemental cash flow information
Cash and cash equivalents	$42,018,873	$39,972,746
Restricted cash	—	2,500,000
	$42,018,873	$42,472,746

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

At March 31, 2021, the Company owns two Panamax, two Ultramax Ice Class 1C, and seven Supramax drybulk vessels. The Company owns two-thirds of NBHC which owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company also has a 50% interest in the owner of a deck barge.

On February 8, 2021, the Company purchased a 2013 Imabari-built 61,000 dwt dry bulk vessel to add to its operating fleet, the vessel was delivered April 8, 2021. On March 8, 2021, the Company purchased a 2013 Toyohashi-built 78,000 dwt dry bulk vessel to add to its operating fleet, the vessel is expected to be delivered by July 2021.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions of the Company are residual value of vessels, the useful lives of vessels and estimated losses on our trade receivables. Actual results could differ from those estimates.

Cash, cash equivalents and restricted cash

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	March 31, 2021	December 31, 2020
	(unaudited)
Money market accounts – cash equivalents	$26,713,975	$18,443,443
Cash (1)	15,304,898	28,453,773
Total cash and cash equivalents	$42,018,873	$46,897,216
Restricted cash	—	1,500,000
Total cash, cash equivalents and restricted cash	$42,018,873	$48,397,216

(1) Consists of cash deposits at various major banks.

Restricted cash at December 31, 2020 consists of $1.5 million held by the facility agent as required by the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd., Bulk Nordic Odyssey Ltd., Bulk Nordic Orion Ltd., and Bulk Nordic Oshima Ltd. – Dated September 28, 2015 - Amended and Restated Loan Agreement. The restricted cash of $1.5 million was released in connection with the April 2021 refinancing.

Advance hire, prepaid expenses and other current assets were comprised of the following:

	March 31, 2021	December 31, 2020
	(unaudited)
Advance hire	$7,328,447	$5,026,953
Prepaid expenses	4,667,526	3,706,396
Accrued receivables	4,908,923	6,823,409
Margin deposit	2,142,786	814,062
Derivative assets	2,022,280	—
Other current assets	2,668,667	3,145,125
	$23,738,629	$19,515,945

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	March 31, 2021	December 31, 2020
	(unaudited)
Accounts payable	$17,849,782	$18,678,099
Accrued expenses	7,980,803	10,654,357
Deferred consideration - Note 8	2,647,594	2,500,000
Other accrued liabilities	824,464	567,832
	$29,302,643	$32,400,288

Leases

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, Leases ("ASC 842"), the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending March 31, 2021, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

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

At March 31, 2021, the Company had twelve vessels chartered to customers under time charters that contain leases. These twelve leases varied in original length from 10 days to 115 days. At March 31, 2021, lease payments due under these arrangements totaled approximately $7,655,000 and each of the time charters were due to be completed in 93 days or less.

At March 31, 2020, the Company had four vessels chartered to customers under time charters that contain leases. These four leases varied in original length from 1 day to 31 days. At March 31, 2020, lease payments due under these arrangements totaled approximately $312,000 and each of the time charters were due to be completed in 31 days or less. The Company does not have any sales-type or direct financing leases.

Office leases

The Company has two non-cancelable office leases and non-cancelable office equipment leases and the lease assets and liabilities are not material.

Revenue Recognition

In a voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage, which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or "dead" freight. The voyage contract generally has standard payment terms of 95% freight paid within three days after completion of loading. The voyage charter party generally has a "demurrage" or "despatch" clause. As per this clause, the charterer reimburses the Company for any delays that exceed the agreed to laytime at the ports visited, with the amounts recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime which is known as despatch and results in a reduction of revenue. In a voyage charter contract, the performance obligations begin to be satisfied once the vessel begins loading the cargo. The Company determined that its voyage charter contracts consist of a single performance obligation of transporting the cargo within a specified time period. Therefore, the performance obligation is met evenly as the voyage progresses, and the revenue is recognized on a straight-line basis over the voyage days from the commencement of the loading of cargo to completion of discharge.

The voyage contracts are considered service contracts which fall under the provisions of ASC 606, Revenue from Contracts with Customers because the Company, as the shipowner, retains control over the operations of the vessel such as directing the routes taken or the vessel speed. The voyage contracts generally have variable consideration in the form of demurrage or despatch.

During time charter agreements, the Company is paid to provide transportation services on a per day basis for a specified period of time. Revenues from time charters are earned and recognized on a straight-line basis over the term of the charter, the charterers have substantive decision-making rights to direct how and for what purpose the vessel is used. As such, the Company has identified that time charter agreements contain a lease in accordance with ASC 842. Revenue is not earned when vessels are offhire.

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

NOTE 3 - FIXED ASSETS

At March 31, 2021, the Company owned seventeen dry bulk vessels including three financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	March 31,	December 31,
	2021	2020
	(unaudited)
m/v BULK PANGAEA	$13,299,206	$13,636,241
m/v NORDIC ODYSSEY (1)	24,045,245	24,481,390
m/v NORDIC ORION (1)	22,308,548	22,625,141
m/v NORDIC OSHIMA (1)	26,626,979	26,966,257
m/v NORDIC OLYMPIC (1)	27,001,797	27,341,460
m/v NORDIC ODIN (1)	27,084,697	27,421,649
m/v NORDIC OASIS (1)	27,866,955	28,029,024
m/v BULK ENDURANCE	23,785,831	24,024,593
m/v BULK NEWPORT	11,843,731	11,966,186
m/v BULK FREEDOM	9,288,370	9,457,640
m/v BULK PRIDE	14,470,027	14,628,727
m/v BULK SPIRIT	12,710,326	12,849,322
m/v BULK INDEPENDENCE	13,857,604	14,020,964
m/v BULK FRIENDSHIP	13,298,825	13,431,253
MISS NORA G PEARL (2)	3,050,067	3,161,779
m/v BULK COURAGEOUS (3)	2,467,500	—
m/v BULK PROMISE (4)	2,745,000	—
	275,750,708	274,041,626
Other fixed assets, net	2,815,023	2,700,125
Total fixed assets, net	$278,565,731	276,741,751

Right of Use Assets (5)
m/v BULK PODS	$12,937,381	$13,095,023
m/v BULK DESTINY	20,436,319	20,636,264
m/v BULK TRIDENT	12,197,735	11,508,911
	$45,571,435	$45,240,198

The Company placed a deposit and expects to take deliveries of the following vessels in 2021:

	March 31,	December 31,
	2021	2020
Nordic Nuluujaak (5)	$3,894,122	$3,894,122
Nordic Qinngua (5)	3,894,122	3,894,122
Nordic Siku (5)	3,801,196	3,801,196
Nordic Nukilik (5)	3,801,195	3,801,195
	$15,390,635	$15,390,635

(1) Vessels are owned by Nordic Bulk Holding Company Ltd. (“NBHC”), a consolidated joint venture which the Company has a two-third of ownership.
(2) Barge is owned by a 50% owned consolidated subsidiary.
(3) On February 4, 2021, the Company entered into an agreement to purchase a 2013 built Ultramax (m/v Bulk Courageous) for $16.5 million, and placed a deposit of $2.5 million. The vessel was delivered in April 2021.

(4) On March 3, 2021, the Company entered into an agreement to purchase a 2013 built Panamax (m/v Bulk Promise) for $18.3 million, and placed a deposit of $2.7 million. The vessel expected to be delivered in July 2021.
(5) Refer to Note 7, "Commitments and Contingencies," of our Financial Statements for additional information related to the vessels under finance lease.
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

The Company concluded that no triggering event had occurred during the first quarter of 2021 and 2020 which would require impairment testing.

NOTE 4 - DEBT

Long-term debt consists of the following:

	March 31, 2021	December 31, 2019	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Loan Agreement (2) (3)	$24,716,300	$25,466,300	4.07%	October 2021
Bulk Nordic Oasis Ltd. Loan Agreement (3)	13,625,000	14,000,000	4.30%	October 2021
Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2) (4)	11,629,295	12,004,295	4.16%	October 2021
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility	17,560,928	18,000,000	2.95%	December 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (5)
Bulk Nordic Six Ltd. - Tranche A	11,966,662	12,233,329	3.69%	May 2024
Bulk Nordic Six Ltd. - Tranche B	2,525,000	2,590,000	1.95%	May 2024
Bulk Pride - Tranche C	4,925,000	5,200,000	4.69%	May 2024
Bulk Independence - Tranche E	12,250,000	12,500,000	2.84%	May 2024
Bulk Freedom Loan Agreement	3,050,000	3,200,000	3.93%	June 2022
109 Long Wharf Commercial Term Loan	566,266	593,666	2.11%	April 2026
Total	$102,814,451	$105,787,590
Less: unamortized bank fees	(3,875,655)	(3,897,208)
	$98,938,796	$101,890,382
Less: current portion	(10,632,079)	(57,382,674)
Secured long-term debt, net	$88,306,717	$44,507,708

(1)As of March 31, 2021.
(2)The borrower under this facility is NBHC. The Company has two-third's ownership interest and STST has one-third ownership interest in NBHC. NBHC is consolidated in accordance with ASC 810-10 and as such, amounts pertaining to the non-controlling ownership held by the third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets.

(3)The outstanding loan balance was prepaid in full in connection with the refinancing on April 26, 2021. Refer to Note 9 "Subsequent Events" for additional information on the refinancing transaction.
(4)Interest on 50% of the advance to Bulk Nordic Oshima was fixed at 4.16% in January 2017 and Interest on the remaining advance is floating at LIBOR plus 2.25%, the outstanding loan balance was prepaid in full in connection the refinancing in April 26, 2021. Refer to Note 9" Subsequent Events" for additional information on the refinancing transaction.
(5)This facility is cross-collateralized by the vessels m/v Bulk Endurance, m/v Bulk Pride, and m/v Bulk Independence and is guaranteed by the Company.

The table below reflects the refinancing completed in April 26, 2021, the future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
(unaudited)
2021 (remainder of the year)	$7,978,941
2022	12,685,048
2023	10,139,597
2024	29,012,430
2025	6,826,956
Thereafter	36,171,479
$102,814,451

Financial Covenants

Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of March 31, 2021 and December 31, 2020.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	03/31/2021	12/31/2020	Balance Sheet Location	3/31/2021	12/31/2020
Margin accounts (1)	Other current assets	$2,142,786	$814,062	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$326,550	$—	Other current liabilities	$—	$163,335
Fuel swap contracts (2)	Other current assets	$693,948	$—	Other current liabilities	$—	$47,667
Interest rate cap (2)	Other current assets	$1,001,782	$210,910	Other current liabilities	$—	$—

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and three months ended March 31, 2021 and 2020:

	Unrealized gain (loss) on derivative instruments
	For the three months ended
Derivative instruments	03/31/2021	3/31/2020
Forward freight agreements	$489,885	$14,130
Fuel Swap Contracts	741,615	(2,551,314)
Interest rate cap	790,872	(379,910)
Total Gain (loss)	$2,022,372	$(2,917,094)

NOTE 6 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2020	Activity	March 31, 2021
			(unaudited)
Included in trade accounts receivable and voyage revenue on the consolidated balance sheets and statements of income, respectively:
Trade receivables due from King George Slag (i)	$106,959	$—	$106,959

Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables) (ii)	4,151,192	(1,453,087)	2,698,105

Included in current related party debt on the consolidated balance sheets:
Interest payable - 2011 Founders Note	242,852	—	242,852
Total current related party debt	$242,852	$—	$242,852

i.King George Slag LLC is a joint venture of which the Company owns 25%
ii.Seamar Management S.A. ("Seamar")

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three months ended March 31, 2021 and 2020, the Company incurred technical management fees of approximately $594,000 and $707,400, respectively, under this arrangement.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Bulk Destiny, Bulk Trident, Bulk PODS, Bulk Spirit and Bulk Friendship are under finance leases and the leases are secured by the assignment of earnings and insurances and by guarantees of the Company. The Company will own these vessels at the end of lease term. Refer to the Company's annual report Form 10K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 15, 2021 for additional information on the finance leases.

The following table provides details of the Company's future minimum lease payments under finance lease liabilities recorded on the Company's consolidated balance sheets as of March 31, 2021.

Year ending December 31,	Amount
2021 (remainder of the year)	$7,048,700
2022	9,264,017
2023	9,148,487
2024	26,062,633
2025	5,443,736
Thereafter	7,576,589
Total minimum lease payments	$64,544,162
Less imputed interest	8,775,427
Present value of minimum lease payments	55,768,735
Less current portion	7,004,038
Long-term portion	$48,764,697

Vessel Newbuildings

During the second and third quarter of 2019, the Company entered into two vessel newbuilding contracts to build four new high ice class post-panamax 95,000 dwt dry bulk vessels. The new vessels, with a building cost of between approximately $37.7 million to $38.3 million each, are expected to be delivered in 2021. As of March 31, 2021, the Company has made deposits of $15.4 million for the four new vessels. The second installments of 20% are due and payable upon delivery of the vessels.

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

The Company leases office space for its Singapore operations. At March 31, 2021, the remaining lease term is eight months.

For the three months ended March 31, 2021 and 2020, the Company recognized approximately $52,000 as lease expense for office leases in General and Administrative Expenses.

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

NOTE 8 - OTHER LONG-TERM LIABILITIES

In September 2019, the Company entered into an LLC agreement for the formation of Nordic Bulk Partners LLC (“NBP”), that, at inception is owned 75% by the Company and 25% by an independent third party. NBP was established for the purpose of constructing and owning four new-build ice class post panamax vessels. During the construction phase of the vessel, the third party has committed to contribute additional funding and ultimately own 50% of NBP at the time of delivery of the new-build ice class post panamax vessels. The agreement contains both put and call option provisions. Accordingly, the Company may be obligated, pursuant to the put option, or entitled pursuant to the call option, to purchase the third party's interest in NBP beginning any time after September 2026. The put option and call option are at fixed prices which are not significantly different from each other, starting at $4.0 million per vessel on the fourth anniversary from completion and delivery of each vessel and declining to $3.7 million per vessel on or after the seventh anniversary from completion and delivery of each vessel. If neither put nor call option is exercised, the Company is obligated to purchase the vessels from NBP at a fixed price. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has recorded the third party's interest in NBP of $5.4 million in Long term liabilities - Other at March 31, 2021. Earnings attributable to the third party’s interest in NBP are recorded in Interest expense, net, which resulted in additional interest expenses of $270,665 for the three months ended March 31, 2021 and a reduction in interest expense of $27,643 for the three months ended March 31, 2020.

On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary NBHC from its shareholders for $22.5 million, including a $15.0 million cash payment upon closing and $7.5 million of deferred consideration, at a three-month LIBOR plus 3.5%, in three equal installments of $2.5 million due on the first, second, and third anniversaries of September 28, 2020. The deferred consideration is recorded in "Other current liabilities" for $2.5 million plus accrued interest and "Long-term liabilities - other" for $5.0 million on the Company's Consolidated Balance Sheet as of March 31, 2021. NBHC will continue to be a consolidated entity in the Company’s consolidated financial statements pursuant to ASC 810-10. The portion of NBHC not owned by the Company will continue to be recognized as non-controlling interest in the Company’s consolidated financial statements.

NOTE 9 - SUBSEQUENT EVENTS

On February 8, 2021, the Company signed a memorandum of agreement to acquire a 2013 Imabari-built 61,000 dwt dry bulk vessel for $16.5 million The vessel, renamed Bulk Courageous, was delivered on April 8, 2021.

On April 26, 2021, NBHC entered into a new Senior Secured Term Loan Facility with two new lenders. The agreement advanced $53.0 million in respect of the m/v Nordic Oshima, m/v Nordic Olympic, m/v Nordic Odin and m/v Nordic Oasis. The agreement requires repayment of the advance in 23 equal quarterly principal installments of $1,180,000 beginning on June 15, 2021 and a balloon payment of $25,860,000 due in March 2027. Interest on this advance is fixed at 3.375% effective May 5, 2021. The Loan is secured by a first lien on m/v Nordic Bulk Oshima, m/v Nordic Bulk Odin, m/v Nordic Bulk Olympic and m/v Nordic Bulk Oasis. The Company used a portion of the proceeds of the loan to repay the outstanding balance of $50.0 million for the Nordic Oshima, Nordic Odin, Nordic Olympic and Nordic Oasis loan facilities which was set to mature on October 1, 2021.

On May 10, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.035 per common share, to be paid on June 15, 2021, to all shareholders of record as of June 1, 2021.

On May 11, 2021, the Company signed a memorandum of agreement to acquire a 2013 Tsuneishi-built 58,000 dwt dry bulk vessel for $17.8 million.

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

Selected Financial Information

(in thousands, except for shipping days data and per share data) (figures may not foot due to rounding)	For the three months ended March 31,
	2021	2020
Selected Financial Data	Unaudited
Voyage revenue	$108,230	$86,524
Charter revenue	16,742	9,356
Total revenue	124,973	95,880
Voyage expense	47,839	47,796
Charter hire expense	53,635	32,325
Vessel operating expenses	8,496	9,934
Total cost of transportation and service revenue	109,970	90,055
Vessel depreciation and amortization	4,350	4,196
Gross Profit	10,653	1,629
Other operating expenses	4,274	4,039
Gain on sale of vessels	—	(78)
Income (loss) from operations	6,379	(2,333)
Total other income (expense), net	128	(4,437)
Net income (loss)	6,507	(6,770)
Income attributable to non-controlling interests	(653)	(26)
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$5,854	$(6,795)

Net income from continuing operations per common share information
Basic net income (loss) per share	$0.13	$(0.16)
Diluted net income (loss) per share	$0.13	$(0.16)
Weighted-average common shares Outstanding - basic	43,971	43,341
Weighted-average common shares Outstanding - diluted	44,549	43,341

Adjusted EBITDA (1)	$11,746	$2,934

Shipping Days (2)
Voyage days	3,628	3,625
Time charter days	1,040	951
Total shipping days	4,668	4,576

TCE Rates ($/day)	$16,524	$10,508

	March 31, 2021	December 31, 2020
Selected Data from the Consolidated Balance Sheets
Cash, restricted cash and cash equivalents	$42,019	$48,397
Total assets	$450,167	$450,404
Total secured debt, including finance leases liabilities	$154,708	$159,389
Total shareholders' equity	$241,757	$234,431

	For the three months ended March 31,
	2021	2020
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by (used in) operating activities	$4,940	$(6,845)
Net cash (used in) provided by investing activities	$(5,467)	$7,452
Net cash used in financing activities	$(5,851)	$(11,190)

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

The reconciliation of gross profit to net transportation and service revenue and income from operations to Adjusted EBITDA is as follows:

(in thousands, figures may not foot due to rounding)	Three Months Ended March 31,
	2021	2020
Net Transportation and Service Revenue (3)
Gross Profit (4)	$10,653	$1,629
Add:
Vessel Depreciation and Amortization	4,350	4,196
Net transportation and service revenue	$15,003	$5,825

Adjusted EBITDA
Income from operations	$6,379	$(2,333)
Depreciation and amortization	4,419	4,242
Gain on sale of vessels	—	(78)
Share-based compensation	948	1,103
Adjusted EBITDA	$11,746	$2,934

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

Business Overview

The dry bulk sector of the transportation and logistics industry is cyclical and can be volatile due to changes in supply of vessels and demand for transportation of dry bulk commodities. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 1,716 for the first quarter of 2021, up from an average of 549 for the comparable quarter of 2020. More specifically, and reflecting the composition of the Company's fleet, the average published market rates for Supramax and Panamax vessels increased approximately 175% from an average of $5,920 in the first quarter of 2020 to $16,261 in the same period of 2021 and ending the first quarter of 2021 at $21,215. We have historically experienced fluctuations in our results of operations on a quarterly and annual basis. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including demand for vessels, competition, and seasonality.

Given the possibilities of wave surges of COVID-19 globally and the uncertainty where they may impact in the future, we have taken steps to manage operating costs, further enhance our financial flexibility, selectively deploy our capital, and protect the health and safety of our crew and shore based employees. Consistent with our chartering strategy we have redelivered chartered-in vessels when possible and continue to charter in new vessels, when needed, for short term periods dependent on market conditions at the time. We have implemented stricter protocols around crew changes, and required quarantine periods, and shore based employees in our Newport, Copenhagen, Singapore and Athens continue to comply with local and international guidelines.

Quarterly TCE Performance

The Company's TCE rates were up 57% from $10,508 for the three months ended March 31, 2020 to $16,524 for the three months ended March 31, 2021. The Company's achieved TCE rates continued to outperform against the average of the Baltic panamax and supramax market indexes and exceeded the average market rates by approximately 2% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet, and its cargo-focused strategy.

1st Quarter Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was approximately $5.9 million for three months ended March 31, 2021 as compared to approximately $6.8 million net loss for the same period of 2020.
•Diluted net income per share was $0.13 for three months ended March 31, 2021 compared to diluted net loss per share of $0.16 for the same period of 2020.
•Pangaea's TCE rates were $16,524 for the three months ended March 31, 2021 and $10,508 for the three months ended March 31, 2020.
•Adjusted EBITDA of $11.7 million for the three months ended March 31, 2021, as compared to $2.9 million for the same period of 2020.
•At the end of the quarter, Pangaea had $42.0 million in cash, and cash equivalents.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters. Total revenue for the three months ended March 31, 2021 was $125.0 million, compared to $95.9 million for the same period in 2020, a 30% increase. The increase in revenues was primarily due to higher average TCE rates earned as discussed above. The total number of shipping days remained relatively consistent increasing approximately 2% to 4,668 in the three months ended March 31, 2021, compared to 4,576 for the same period in 2020.

Components of revenue are as follows:

Voyage revenues increased by 25% for the three months ended March 31, 2021 to $108.2 million compared to $86.5 million for the same period in 2020. The increase in voyage revenues was primarily due to higher average TCE rates.

Charter revenues increased to $16.7 million from $9.4 million, or 79%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase in charter revenues was due to an increase in drybulk market rates and increase in time charter days, which were up 9% to 1,040 in the first quarter of 2021 from 951 in the first quarter of 2020. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charters arrangements.

Voyage Expenses

Voyage expenses were $47.8 million for the three months ended March 31, 2021 and 2020. Voyage days remained consistent at 3,628 days in the three months ended March 31, 2021 compared to 3,625 days for the same period in 2020. Total costs of bunkers consumed decreased by 15.7% for the three months ended March 31, 2021 compared to the same period in 2020 primarily as a result of lower fuel costs carried into 2021 as the market has not recovered to pre-pandemic prices. This was offset by increased port related expenses of 27% compared to prior year as a result of increased canal fees incurred in the current year.

Charter Hire Expenses

Charter hire expenses for the three months ended March 31, 2021 were $53.6 million, compared to $32.3 million for the same period in 2020, a 66% increase. The increase in charter hire expenses was primarily due to an increase in market rates to charter-in vessels. The average published market rates for Supramax and Panamax vessels increased approximately 175% from an average of $5,920 in the first quarter of 2020 to $16,261 in the same period of 2021. Additionally, the number of chartered-in days increased 10% from 3,003 days in the three months ended March 31, 2020 to 3,296 days for the three months ended March 31, 2021 due to the sale of owned vessels in 2020, and the Company's flexible charter-in strategy allowing it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the three months ended March 31, 2021 were $8.5 million, compared to $9.9 million for the same period in 2020, a decrease of approximately 14%. The decrease in vessel operating expenses was primarily due to a decrease in owned days resulting from the sale of vessels in 2020. Excluding technical management fees, vessel operating expenses on a per day basis were $5,014 for the three months ended March 31, 2021 and $5,229 for the three months ended March 31, 2020. Technical management fees were approximately $0.8 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative expenses were $4.2 million and $4.0 million for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily due to timing of recognition of incentive compensation, offset by a reduction in travel expenses.

Unrealized (loss) gain on derivative instruments

The Company incurred gains on bunker swaps of approximately $0.7 million and gains on forward freight agreements (FFAs) of approximately $0.5 million in the three months ended March 31, 2021. The fair value gain on interest rate derivative was approximately $0.8 million for the three months ended March 31, 2021. These result from changes in the fair value of the derivatives at the respective balance sheet dates.

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

The Company concluded that no triggering event had occurred during the first quarter of 2021 and 2020 which would require impairment testing.

Liquidity and Capital Resources

The Company has historically financed its capital requirements with cash flow from operations, proceeds from related party debt, proceeds from long-term debt and finance leases, and through a private placement of common stock. The Company may consider additional debt and equity financing alternatives in the future, however the Company's ability to access debt and equity markets in the future is unknown. As a result, the Company may not be able to pursue opportunities to expand its business. At March 31, 2021 and December 31, 2020, the Company had working capital of $49.7 million and $2.2 million, respectively.

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2021 was $4.9 million compared to net cash used in operating activities of $6.8 million for the three months ended March 31, 2020. The cash flows from operating activities increased compared to the same period in the prior year primarily due to the increase in income from operations.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021 was $5.5 million compared to net cash provided by investing activities of $7.5 million for the same period in 2020. During the three months ended March 31, 2021, the Company has made deposits of $5.2 million for two vessel acquisitions as compared to the Company receiving $8.4 million in proceeds from the sale of two vessels in the same period of 2020.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2021 was $5.9 million and $11.2 million for the same period of 2020. During the three months ended March 31, 2021 and 2020, net cash used to repay long-term debt was $3.0 million and $3.3 million, respectively, net cash used to repay finance leases was $1.7 million and $7.4 million, respectively, and the Company made cash dividend payments of $0.9 million and $0.5 million, respectively.

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

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. This includes installation of ballast water treatment systems required under new regulations, the cost of which will be approximately $0.5 million to $0.7 million per vessel. The Company has some flexibility regarding the timing of dry docking, but the total cost is unpredictable. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $1,111,000 and $2,903,000 in the three months ended March 31, 2021 and 2020, respectively. The Company expensed drydocking costs of approximately $62,000 and $15,000, respectively, in the three months ended March 31, 2021 and 2020.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at March 31, 2021 or December 31, 2020.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

No significant changes to our market risk have occurred since December 31, 2020. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk" included in the Company Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the three months ended March 31, 2021.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the Risk Factor described below, which could materially affect the Company’s business, financial condition or future results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

    None.
Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

10.1	Nordic Bulk Holding Company $53 Million Senior Secured Term Loan Facility

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2021.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)