Form 10-Q
period 2021-06-30
Pangaea Logistics Solutions Ltd.
filed 2021-08-10
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Common Stock, par value $0.0001 per share, 45,613,840 shares outstanding as of August 10, 2021.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$40,614,572	$46,897,216
Restricted cash	—	1,500,000
Accounts receivable (net of allowance of $1,679,305 and $1,896,038 at June 30, 2021 and December 31, 2020, respectively)	30,761,336	29,152,153
Bunker inventory	23,183,558	15,966,247
Advance hire, prepaid expenses and other current assets	38,575,365	19,515,945
Total current assets	133,134,831	113,031,561

Fixed assets, net	388,565,554	276,741,751
Investment in newbuildings in-process	7,602,391	15,390,635
Finance lease right of use assets, net	46,129,067	45,240,198
Total assets	$575,431,843	$450,404,145

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$44,688,612	$32,400,288
Related party debt	242,852	242,852
Deferred revenue	15,825,938	12,799,561
Current portion of secured long-term debt	14,312,255	57,382,674
Current portion of finance lease liabilities	11,323,580	6,978,192
Dividend payable	98,864	1,005,763
Total current liabilities	86,492,101	110,809,330

Secured long-term debt, net	100,919,806	47,761,898
Finance lease liabilities, net	116,132,843	47,266,104
Long-term liabilities - other - Note 8	15,010,955	10,135,408

Commitments and contingencies - Note 7

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 45,641,441 shares issued and outstanding at June 30, 2021; 45,447,751 shares issued and outstanding at December 31, 2020	4,564	4,545
Additional paid-in capital	160,817,940	159,581,415
Retained earnings	46,718,409	23,179,805
Total Pangaea Logistics Solutions Ltd. equity	207,540,913	182,765,765
Non-controlling interests	49,335,225	51,665,640
Total stockholders' equity	256,876,138	234,431,405
Total liabilities and stockholders' equity	$575,431,843	$450,404,145

 The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues:
Voyage revenue	$117,395,377	$66,857,166	$225,625,680	$153,381,057
Charter revenue	28,148,988	3,539,004	44,891,212	12,895,050
Total revenue	145,544,365	70,396,170	270,516,892	166,276,107
Expenses:
Voyage expense	46,112,779	31,757,910	93,951,636	79,553,822
Charter hire expense	62,604,014	15,203,731	116,239,356	47,529,178
Vessel operating expense	9,772,966	9,325,060	18,268,469	19,258,922
General and administrative	6,029,793	3,872,388	10,234,691	7,865,631
Depreciation and amortization	4,868,730	4,345,707	9,287,824	8,587,958
Loss on impairment of vessels	—	1,801,039	—	1,801,039
Loss on sale of vessels	—	297,475	—	219,485
Total expenses	129,388,282	66,603,310	247,981,976	164,816,035

Income from operations	16,156,083	3,792,860	22,534,916	1,460,072

Other income (expense):
Interest expense, net	(2,621,110)	(1,944,741)	(4,577,916)	(4,088,704)
Income attributable to Non-controlling interest recorded as long-term liability	(179,080)	(55,809)	(449,745)	(28,166)
Unrealized gain (loss) on derivative instruments, net	6,303,776	1,404,317	8,326,148	(1,512,777)
Other (loss) income	(82,496)	98,635	250,962	695,191
Total other income (expense), net	3,421,090	(497,598)	3,549,449	(4,934,456)

Net income (loss)	19,577,173	3,295,262	26,084,365	(3,474,384)
Income attributable to non-controlling interests	(349,898)	(290,086)	(1,002,919)	(315,815)
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$19,227,275	$3,005,176	$25,081,446	$(3,790,199)

Earnings (loss) per common share:
Basic	$0.44	$0.07	$0.57	$(0.09)
Diluted	$0.43	$0.07	$0.56	$(0.09)

Weighted average shares used to compute earnings per common share:
Basic	43,998,424	43,445,789	43,989,515	43,442,773
Diluted	44,688,602	43,445,789	44,731,058	43,442,773

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2021	45,572,236	$4,557	$160,399,765	$29,033,976	$189,438,298	$52,318,661	$241,756,959
Share-based compensation	—	—	418,182	—	418,182	—	418,182
Issuance of restricted shares, net of forfeitures	69,205	7	(7)	—	—	—	—
Distribution to Non-Controlling Interests	—	—	—	—	—	(3,333,334)	(3,333,334)
Common Stock Dividend	—	—	—	(1,542,842)	(1,542,842)	—	(1,542,842)
Net Income	—	—	—	19,227,275	19,227,275	349,898	19,577,173
Balance at June 30, 2021	45,641,441	$4,564	$160,817,940	$46,718,409	$207,540,913	$49,335,225	$256,876,138

Balance at December 31, 2020	45,447,751	$4,545	$159,581,415	$23,179,805	$182,765,765	$51,665,640	$234,431,405
Share-based compensation	—	—	1,365,734	—	1,365,734	—	1,365,734
Distribution to Non-Controlling Interests	—	—	—	—	—	(3,333,334)	(3,333,334)
Issuance of restricted shares, net of forfeitures	193,690	19	(129,209)	—	(129,190)	—	(129,190)
Common Stock Dividend	—	—	—	(1,542,842)	(1,542,842)	—	(1,542,842)
Net Income	—	—	—	25,081,446	25,081,446	1,002,919	26,084,365
Balance at June 30, 2021	45,641,441	$4,564	$160,817,940	$46,718,409	$207,540,913	$49,335,225	$256,876,138

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2020	45,112,062	$4,512	$158,564,477	$5,941,205	$164,510,194	$72,851,439	$237,361,633
Share-based compensation	—	—	420,717	—	420,717	—	420,717
Issuance of restricted shares, net of forfeitures	(46,400)	(5)	(110,957)	—	(110,962)	—	(110,962)
Net (Loss) Income	—	—	—	3,005,176	3,005,176	290,086	3,295,262
Balance at June 30, 2020	45,065,662	$4,507	$158,874,237	$8,946,381	$167,825,125	$73,141,525	$240,966,650

Balance at December 31, 2019	44,886,122	4,489	157,504,895	12,736,580	170,245,964	72,825,710	243,071,674
Share-based compensation	—	—	1,523,486	—	1,523,486	—	1,523,486
Issuance of restricted shares, net of forfeitures	179,540	18	(154,144)	—	(154,126)	—	(154,126)
Net Income	—	—	—	(3,790,199)	(3,790,199)	315,815	(3,474,384)
Balance at June 30, 2020	45,065,662	$4,507	$158,874,237	$8,946,381	$167,825,125	$73,141,525	$240,966,650

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income (loss)	$26,084,365	$(3,474,384)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	9,287,824	8,587,958
Amortization of deferred financing costs	477,263	346,985
Amortization of prepaid rent	57,628	61,136
Unrealized (gain) loss on derivative instruments	(8,326,148)	1,512,777
Income from equity method investee	(250,962)	(795,988)
Earnings attributable to non-controlling interest recorded as other long term liability	449,745	28,166
Provision (recovery) for doubtful accounts	285,466	(185,331)
Loss on impairment of vessels	—	1,801,039
Loss on sale of vessel	—	219,485
Drydocking costs	(5,551,513)	(2,882,109)
Share-based compensation	1,365,734	1,523,486
Change in operating assets and liabilities:
Accounts receivable	(1,894,649)	10,296,790
Bunker inventory	(7,217,311)	9,352,691
Advance hire, prepaid expenses and other current assets	(10,482,310)	3,991,371
Accounts payable, accrued expenses and other current liabilities	12,222,358	(14,444,003)
Deferred revenue	3,026,377	(9,033,002)
Net cash provided by operating activities	19,533,867	6,907,067

Investing activities
Purchase of vessels and vessel improvements	(108,540,199)	(1,652,366)
Investment in newbuildings in-process	—	(33,445)
Purchase of fixed assets and equipment	(112,196)	(7,801)
Proceeds from sale of vessels	—	8,099,667
Purchase of derivative instrument	—	(628,000)
Net cash (used in) provided by investing activities	(108,652,395)	5,778,055

Financing activities
Proceeds from long-term debt	66,350,000	—
Payments of financing fees and debt issuance costs	(1,167,783)	(149,118)
Payments of long-term debt	(55,620,110)	(6,568,134)
Proceeds from finance leases	77,084,500	—
Payments of finance lease obligations	(3,824,259)	(9,091,570)
Dividends paid to non-controlling interests	(3,333,334)	—
Accrued common stock dividends paid	(2,449,741)	(536,461)
Cash paid for incentive compensation shares relinquished	(129,190)	(154,126)
Contributions from non-controlling interest recorded as long-term liability	4,621,398	322,750
Payments to non-controlling interest recorded as long-term liability	(195,597)	(70,487)
Net cash provided by (used in) financing activities	81,335,884	(16,247,146)

Net decrease in cash, cash equivalents and restricted cash	(7,782,644)	(3,562,024)
Cash, cash equivalents and restricted cash at beginning of period	48,397,216	53,055,091
Cash, cash equivalents and restricted cash at end of period	$40,614,572	$49,493,067

Supplemental cash flow information
Cash and cash equivalents	$40,614,572	$46,993,067
Restricted cash	—	2,500,000
	$40,614,572	$49,493,067

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

At June 30, 2021, the Company owns two Panamax, two Ultramax Ice Class 1C, one Ultramax and eight Supramax drybulk vessels. The Company owns two-thirds of Nordic Bulk Holding Company Ltd. ("NBHC") which owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company owns approximately 63% of Nordic Bulk Partners LLC. ("NBP") which owns a fleet of two Post Panamax Ice Class 1A drybulk vessels and two Post Panamax Ice Class 1A drybulk vessels newbuildings are expected to be delivered in 3rd and 4th quarter of 2021. The Company also has a 50% interest in the owner of a deck barge.

On July 12, 2021, the Company took delivery of the m/v Bulk Promise, a 2013 Toyohashi-built 78,000 dwt dry bulk vessel.

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

Cash, cash equivalents and restricted cash

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	June 30, 2021	December 31, 2020
	(unaudited)
Money market accounts – cash equivalents	$6,640,473	$18,443,443
Cash (1)	33,974,099	28,453,773
Total cash and cash equivalents	$40,614,572	$46,897,216
Restricted cash	—	1,500,000
Total cash, cash equivalents and restricted cash	$40,614,572	$48,397,216

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

Advance hire, prepaid expenses and other current assets were comprised of the following:

	June 30, 2021	December 31, 2020
	(unaudited)
Advance hire	$12,734,910	$5,026,953
Prepaid expenses	3,897,146	3,706,396
Accrued receivables	9,617,394	6,823,409
Margin deposit	—	814,062
Derivative assets	8,326,056	—
Other current assets	3,999,859	3,145,125
	$38,575,365	$19,515,945

Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	June 30, 2021	December 31, 2020
	(unaudited)
Accounts payable	$24,483,640	$18,678,099
Accrued expenses	15,904,141	10,654,357
Deferred consideration - Note 8	2,717,199	2,500,000
Other accrued liabilities	1,583,632	567,832
	$44,688,612	$32,400,288

Leases

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, Leases ("ASC 842"), the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending June 30, 2021, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

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

At June 30, 2021, the Company had fifteen vessels chartered to customers under time charters that contain leases. These fifteen leases varied in original length from 24 days to 138 days. At June 30, 2021, lease payments due under these arrangements totaled approximately $8,648,000 and each of the time charters were due to be completed in 65 days or less.

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

NOTE 3 - FIXED ASSETS

At June 30, 2021, the Company owned twenty-two dry bulk vessels including eight financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	June 30,	December 31,
	2021	2020
	(unaudited)
m/v BULK PANGAEA	$12,962,170	$13,636,241
m/v NORDIC ODYSSEY (1)	23,587,169	24,481,390
m/v NORDIC ORION (1)	23,869,475	22,625,141
m/v NORDIC OSHIMA (1)	26,288,518	26,966,257
m/v NORDIC OLYMPIC (1)	26,662,131	27,341,460
m/v NORDIC ODIN (1)	26,747,745	27,421,649
m/v NORDIC OASIS (1)	28,704,320	28,029,024
m/v NORDIC NULUUJAAK (2) (5)	39,507,150	—
m/v NORDIC QINNGUA (2) (5)	39,199,958	—
m/v BULK ENDURANCE	23,547,069	24,024,593
m/v BULK COURAGEOUS (5)	16,606,301	—
m/v BULK NEWPORT	11,819,986	11,966,186
m/v BULK FREEDOM	9,119,100	9,457,640
m/v BULK PRIDE	14,243,827	14,628,727
m/v BULK SPIRIT (5)	12,571,330	12,849,322
m/v BULK INDEPENDENCE	13,694,244	14,020,964
m/v BULK FRIENDSHIP (5)	13,143,600	13,431,253
m/v BULK VALOR	17,953,653	—
m/v BULK PROMISE (3)	2,745,000	—
MISS NORA G PEARL (4)	2,938,355	3,161,779
	385,911,101	274,041,626
Other fixed assets, net	2,654,453	2,700,125
Total fixed assets, net	$388,565,554	$276,741,751

Right of Use Assets (5)
m/v BULK PODS	$12,791,642	$13,095,023
m/v BULK DESTINY	20,236,373	20,636,264
m/v BULK TRIDENT	13,101,052	11,508,911
	$46,129,067	$45,240,198

The Company placed a deposit and expects to take deliveries of the following vessels in 2021:

	June 30,	December 31,
	2021	2020
NORDIC SIKU	3,801,196	3,801,196
NORDIC NUKILIK	3,801,195	3,801,195
	$7,602,391	$7,602,391

(1) Vessels are owned by NBHC, a consolidated joint venture in which the Company has a two-third ownership interest at June 30, 2021.

(2) Vessels are owned by NBP, a consolidated joint venture in which the Company has an approximately 63% ownership interest at June 30, 2021.

(3) On July 12, 2021, the Company took delivery of the m/v Bulk Promise, a 2013 Toyohashi-built 78,000 dwt dry bulk vessel.
(4) Barge is owned by a 50% owned consolidated subsidiary.
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

The Company concluded that no triggering event had occurred during the during the first half of 2021which would require impairment testing.

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

NOTE 4 - DEBT

Long-term debt consists of the following:

	June 30, 2021	December 31, 2020	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Loan Agreement (2)	$—	$25,466,300		Not applicable
Bulk Nordic Oasis Ltd. Loan Agreement (2)	—	14,000,000		Not applicable
Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	—	12,004,295		Not applicable
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2)	17,118,619	18,000,000	2.950%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3)	51,800,000	—	3.375%	June 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (4)
Bulk Nordic Six Ltd. - Tranche A	11,699,995	12,233,329	3.690%	May 2024
Bulk Nordic Six Ltd. - Tranche B	2,460,000	2,590,000	2.593%	May 2024
Bulk Pride - Tranche C	4,650,000	5,200,000	4.690%	May 2024
Bulk Independence - Tranche E	12,000,000	12,500,000	2.840%	May 2024
Bulk Freedom Loan Agreement	2,900,000	3,200,000	3.869%	June 2022
Bulk Valor Corp. Loan and Security Agreement	13,350,000	—	3.290%	June 2028
109 Long Wharf Commercial Term Loan	538,866	593,666	2.092%	April 2026
Total	$116,517,480	$105,787,590
Less: unamortized issuance costs, net (5)	(1,285,419)	(643,018)
	$115,232,061	$105,144,572
Less: current portion	(14,312,255)	(57,382,674)
Secured long-term debt, net	$100,919,806	$47,761,898

(1)As of June 30, 2021.
(2)The borrower under this facility is NBHC. The Company has two-third's ownership interest and STST has one-third ownership interest in NBHC. NBHC is consolidated in accordance with ASC 810-10 and as such, amounts pertaining to the non-controlling ownership held by the third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets..
(3)On April 26, 2021, NBHC entered into a new Senior Secured Term Loan Facility with two new lenders. The agreement advanced $53.0 million in respect of the m/v Nordic Oshima, m/v Nordic Olympic, m/v Nordic Odin and m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly principal installments of $1.2 million beginning on June 15, 2021 and a balloon payment of $24.2 million due in June 2027.
(4)This facility is cross-collateralized by the vessels m/v Bulk Endurance, m/v Bulk Pride, and m/v Bulk Independence and is guaranteed by the Company
(5)A portion of unamortized debt issuance costs were reclassified as a reduction of the finance leases liabilities. Refer to Note 7 "Commitments and Contingencies" for additional information.

The Bulk Valor Corp. Loan Agreement -- Dated June 17, 2021

The agreement advanced $13,350,000 in respect of the m/v Bulk Valor on June 17, 2021. The agreement requires repayment of the loan in 28 quarterly installments commencing on September 17, 2021. A balloon payment is due on June 17, 2028. Interest on this advance is fixed at 3.29%. The loan is secured by a first preferred mortgage on the m/v Bulk Valor, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
(unaudited)
2021 (remainder of the year)	$5,994,285
2022	14,058,820
2023	11,556,462
2024	30,472,891
2025	8,334,330
Thereafter	46,100,692
$116,517,480

Financial Covenants

Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of June 30, 2021 and December 31, 2020.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	06/30/2021	12/31/2020	Balance Sheet Location	6/30/2021	12/31/2020
Margin accounts (1)	Other current assets	$—	$814,062	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$5,977,550	$—	Other current liabilities	$—	$163,335
Fuel swap contracts (2)	Other current assets	$1,634,562	$—	Other current liabilities	$—	$47,667
Interest rate cap (2)	Other current assets	$713,944	$210,910	Other current liabilities	$—	$—

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

	Unrealized gain (loss) on derivative instruments
	For the three months ended		For the six months ended
Derivative instruments	06/30/2021	6/30/2020	06/30/2021	6/30/2020
Forward freight agreements	$5,651,000	$104,040	$6,140,885	$118,170
Fuel Swap Contracts	940,615	1,364,198	$1,682,229	$(1,187,116)
Interest rate cap	(287,839)	(63,921)	$503,034	$(443,831)
Total Gain (loss)	$6,303,776	$1,404,317	$8,326,148	$(1,512,777)

NOTE 6 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2020	Activity	June 30, 2021
			(unaudited)
Included in trade accounts receivable and voyage revenue on the consolidated balance sheets and statements of income, respectively:
Trade receivables due from King George Slag (i)	$106,959	$—	$106,959

Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables) (ii)	$4,151,192	(141,124)	$4,010,068

Included in current related party debt on the consolidated balance sheets:
Interest payable - 2011 Founders Note	242,852	—	242,852
Total current related party debt	$242,852	$—	$242,852

i.King George Slag LLC is a joint venture of which the Company owns 25%
ii.Seamar Management S.A. ("Seamar")

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three months ended June 30, 2021 and 2020, the Company incurred technical management fees of approximately $682,800 and $655,200, respectively, under this arrangement. During six months ended June 30, 2021 and 2020, the Company incurred technical management fees of approximately $1,276,800 and $1,363,000, respectively, under this arrangement.

The Company paid cash dividends of $3.3 million to a non-controlling interest holder during the three months ended June 30, 2021.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Bulk Destiny, Bulk Trident, Bulk PODS, Bulk Spirit and Bulk Friendship are under finance leases and the leases are secured by the assignment of earnings and insurances and by guarantees of the Company. The Company will own these vessels at the end of lease term. Refer to the Company's annual report Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 15, 2021 for additional information on the finance leases.

In April 2021, the Company took delivery of the m/v Bulk Courageous for $16.5 million and simultaneously entered into a failed sale and leaseback of the vessel. The Company determined that the transfer of the vessel to the lessor was not a sale in accordance with ASC 606, because control of the vessel was not transferred to the lessor. The lease is classified as finance lease in accordance with ASC 842, because the lease includes a fixed price purchase obligation at the end of the lease term. The minimum lease payments fluctuate based on three-month LIBOR and are payable quarterly over the seven-year lease term. Interest is floating at three-month LIBOR plus 2.75%. On July 8th, 2021, the company fixed interest on the lease at 3.93%. The Company has the option to purchase the vessel in the case of default by the lessor, at any time during the lease term. The purchase obligation at the end of the lease term is at a fixed price of $3.6 million. This lease is secured by the assignment of earnings and insurances and by a guarantee of the Company.

In May 2021, the Company took delivery of the m/v Nordic Nuluujaak for $38.4 million and simultaneously entered into a failed sale and leaseback of the vessel. The Company determined that the transfer of the vessel to the lessor was not a sale in accordance with ASC 606, because control of the vessel was not transferred to the lessor. The lease is classified as finance lease in accordance with ASC 842, because the lease includes a fixed price purchase obligation at the end of the lease term. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the fifteen-year lease term. Interest is floating at three-month LIBOR plus 3.55%. The Company has the option to purchase the vessel starting in year 5 at 101% of then outstanding principal, and a purchase obligation in year 15. The purchase obligation is at a fixed price of $2.5 million. This lease is secured by the assignment of earnings and insurances and by a guarantee of the Company.

In June 2021, the Company took delivery of the m/v Nordic Qinngua for $38.4 million and simultaneously entered into a failed sale and leaseback of the vessel. The Company determined that the transfer of the vessel to the lessor was not a sale in accordance with ASC 606, because control of the vessel was not transferred to the lessor. The lease is classified as finance lease in accordance with ASC 842, because the lease includes a fixed price purchase obligation at the end of the lease term. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the fifteen-year lease term. Interest is floating at three-month LIBOR plus 3.55%. The Company has the option to purchase the vessel starting in year 5 at 101% of then outstanding principal, and a purchase obligation in year 15. The purchase obligation is at a fixed price of $2.5 million. This lease is secured by the assignment of earnings and insurances and by a guarantee of the Company.

The following table provides details of the Company's future minimum lease payments under finance lease liabilities recorded on the Company's consolidated balance sheets as of June 30, 2021.

Year ending December 31,	Amount
2021 (remainder of the year)	$8,253,200
2022	16,382,197
2023	16,213,947
2024	22,876,155
2025	13,713,901
Thereafter	86,031,224
Total minimum lease payments	$163,470,624
Less imputed interest	32,711,895
Present value of minimum lease payments	130,758,729
Less current portion	(11,323,580)
Less issuance costs	(3,302,306)
Long-term portion	$116,132,843

The above table reflects the Bulk Destiny amended bareboat charter dated July 7, 2021. Refer to Note 9 "Subsequent Events" for additional information.
Vessel Newbuildings

In 2019, the Company entered into a series of transactions to finance its four new post-panamax dry bulk vessels, to be delivered in 2021, under sale and leaseback transactions. The agreements obligate the Company to sell the vessels upon completion of construction at the lesser of approximately $32 million or 85% of fair market value at closing. Following the sale, the Company is obligated to charter the vessels from the buyer under a bareboat charter for a period of 15 years with a purchase obligation of $2.5 million at the end of year 15. The Company has options to purchase the vessels at designated prices starting the sixth year after delivery of each vessel. The Company expects to account for these transactions as failed sale and leaseback transactions and classify the leases as finance leases.

The Company took delivery of the first two vessels during second quarter of 2021 and the Nordic Siku and Nordic Nukilik are expected to be delivered in the 3rd and 4th quarter of 2021.

The Company has also entered into a LLC agreement with the non-controlling interest holder of NBP which includes certain obligations as described in Note 8.

Long-term Contracts Accounted for as Operating Leases

The Company leases office space for its Copenhagen operations. Since December 31, 2018, this lease continues on a month to month basis. The non-cancelable period is six months.

The Company leases office space for its Singapore operations. At June 30, 2021, the remaining lease term is five months.

For the three months ended June 30, 2021 and 2020, the Company recognized approximately $52,000 as lease expense for office leases in General and Administrative Expenses.

For the six months ended June 30, 2021 and 2020, the Company recognized approximately $104,000 as lease expense for office leases in General and Administrative Expenses.

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

NOTE 8 - OTHER LONG-TERM LIABILITIES

In September 2019, the Company entered into an LLC agreement for the formation of NBP, that, at inception is owned 75% by the Company and 25% by an independent third party. NBP was established for the purpose of constructing and owning four new-build ice class post panamax vessels. During the construction phase of the vessel, the third party has committed to contribute additional funding and will ultimately own 50% of NBP at the time of delivery of the new-build ice class post panamax vessels. The Company took delivery of Nordic Nuluujaak and Nordic Qinngua during second quarter of 2021, the independent third party made additional contribution which increased their ownership interest in NBP to approximately 37% at June 30, 2021.

The agreement contains both put and call option provisions. Accordingly, the Company may be obligated, pursuant to the put option, or entitled pursuant to the call option, to purchase the third party's interest in NBP beginning any time after September 2026. The put option and call option are at fixed prices which are not significantly different from each other, starting at $4.0 million per vessel on the fourth anniversary from completion and delivery of each vessel and declining to $3.7 million per vessel on or after the seventh anniversary from completion and delivery of each vessel. If neither put nor call option is exercised, the Company is obligated to purchase the vessels from NBP at a fixed price. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has recorded the third party's interest in NBP of $10.0 million in Long term liabilities - Other at June 30, 2021.

On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary NBHC from its shareholders for $22.5 million, including a $15.0 million cash payment upon closing and $7.5 million of deferred consideration, at a three-month LIBOR plus 3.5%, in three equal installments of $2.5 million due on the first, second, and third anniversaries of September 28, 2020. The deferred consideration is recorded in "Other current liabilities" for $2.5 million plus accrued interest and "Long-term liabilities - other" for $5.0 million on the Company's Consolidated Balance Sheet as of June 30, 2021. NBHC will continue to be a consolidated entity in the Company’s consolidated financial statements pursuant to ASC 810-10. The portion of NBHC not owned by the Company will continue to be recognized as non-controlling interest in the Company’s consolidated financial statements.

NOTE 9 - SUBSEQUENT EVENTS

On July 6, 2021, the Company, through its wholly owned subsidiary, Bulk Nordic Five Ltd., and the existing lender agreed to amend and restate the original Bareboat Charter dated October 27, 2016. The amended agreement extends the lease maturity date to April 2028 with a purchase obligation of $6.95 million. The Company also fixed the interest rate through maturity at 3.97%. The bareboat charter party is secured by a first preferred mortgage on the m/v Bulk Destiny, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders.

On July 12, 2021, the Company took delivery of the m/v Bulk Promise, a 2013 Shin Kurushima Toyohashi-built 78,228 dwt dry bulk vessel for $18.3 million. The vessel was financed under a secured term loan facility for $12.8 million payable in 24 equal quarterly installments and the final balloon payment of $4.5 million at maturity. Interest on the loan is floating at the three-month LIBOR plus 2.3%.

On August 9, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.035 per common share, to be paid on September 15, 2021, to all shareholders of record as of September 1, 2021.

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

Selected Financial Information

(in thousands, except for shipping days data and per share data) (figures may not foot due to rounding)	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Selected Financial Data	Unaudited		Unaudited
Voyage revenue	$117,395	$66,857	$225,626	$153,381
Charter revenue	28,149	3,539	44,891	12,895
Total revenue	145,544	70,396	270,517	166,276
Voyage expense	46,113	31,758	93,952	79,554
Charter hire expense	62,604	15,204	116,239	47,529
Vessel operating expenses	9,773	9,325	18,268	19,259
Total cost of transportation and service revenue	118,490	56,287	228,459	146,342
Vessel depreciation and amortization	4,850	4,328	9,200	8,525
Gross Profit	22,204	9,781	32,857	11,410
Other operating expenses	6,074	3,890	10,322	7,929
Loss on impairment of vessels	—	1,801	—	1,801
Loss on sale of vessels	—	297	—	219
Income from operations	16,131	3,793	22,535	1,460
Total other income (expense), net	3,421	(498)	3,549	(4,934)
Net income (loss)	19,552	3,295	26,084	(3,474)
Income attributable to non-controlling interests	(350)	(290)	(1,003)	(316)
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$19,202	$3,005	$25,081	$(3,790)

Net income from continuing operations per common share information
Basic net income (loss) per share	$0.44	$0.07	$0.57	$(0.09)
Diluted net income (loss) per share	$0.43	$0.07	$0.56	$(0.09)
Weighted-average common shares Outstanding - basic	43,998	43,446	43,990	43,443
Weighted-average common shares Outstanding - diluted	44,689	43,446	44,731	43,443

Adjusted EBITDA (1)	$21,443	$10,658	$33,189	$13,591

Shipping Days (2)
Voyage days	3,431	3,175	7,059	6,800
Time charter days	1,292	425	2,332	1,376
Total shipping days	4,723	3,600	9,391	8,176

TCE Rates ($/day)	$21,053	$10,733	18,802	10,607

	June 30, 2021	December 31, 2020
Selected Data from the Consolidated Balance Sheets
Cash, restricted cash and cash equivalents	$40,615	$48,397
Total assets	$575,432	$450,404
Total secured debt, including finance leases liabilities	$242,688	$159,389
Total shareholders' equity	$256,876	$234,431

	For the six months ended June 30,
	2021	2020
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$19,534	$6,907
Net cash (used in) provided by investing activities	$(108,652)	$5,778
Net cash provided by (used in) financing activities	$81,336	$(16,247)

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

The reconciliation of gross profit to net transportation and service revenue and income from operations to Adjusted EBITDA is as follows:

(in thousands, figures may not foot due to rounding)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Transportation and Service Revenue (3)
Gross Profit (4)	$22,204	$9,781	$32,857	$11,410
Add:
Vessel Depreciation and Amortization	4,850	4,328	9,200	8,525
Net transportation and service revenue	$27,054	$14,109	$42,057	$19,935

Adjusted EBITDA
Income from operations	$16,156	$3,793	$22,535	$1,460
Depreciation and amortization	4,869	4,346	9,288	8,588
Loss on impairment of vessels	—	1,801	—	1,801
Loss on sale of vessels	—	297	—	219
Share-based compensation	418	421	1,366	1,523
Adjusted EBITDA	$21,443	$10,658	$33,189	$13,591

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

Business Overview

The dry bulk sector of the transportation and logistics industry is cyclical and can be volatile due to changes in supply of vessels and demand for transportation of dry bulk commodities. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 3,001 for the second quarter of 2021, up from an average of 979 for the comparable quarter of 2020 and up approximately 75% from the first quarter of 2021. More specifically, and reflecting the composition of the Company's fleet, the average published market rates for Supramax and Panamax vessels increased approximately 336% from an average of $5,548 in the second quarter of 2020 to $24,185 in the same period of 2021. We have historically experienced fluctuations in our results of operations on a quarterly and annual basis due to the volatility of the dry bulk sector. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including cargo demand for vessels, supply of vessels, competition, and seasonality.

Given the possibilities of wave surges of COVID-19 globally and the uncertainty where they may impact in the future, we have taken steps to manage operating costs, further enhance our financial flexibility, selectively deploy our capital, and protect the health and safety of our crew and shore based employees. Consistent with our chartering strategy we have redelivered chartered-in vessels when possible and continue to charter in new vessels, when needed, for short term periods dependent on market conditions at the time. We have implemented stricter protocols around crew changes, and required quarantine periods, and shore based employees in our Newport, Copenhagen, Singapore and Athens offices continue to comply with local and international guidelines.

Quarterly TCE Performance

The Company's TCE rates were up 96% from $10,733 for the three months ended June 30, 2020 to $21,053 for the three months ended June 30, 2021 and up 27% from $16,524 for the three months ended March 31, 2021. The Company's achieved TCE rates continued to improve as the overall dry bulk market rates rapidly increased in the first half of 2021. The average supramax and panamax market index rates for the second quarter of 2021 were $24,185 per day. Pangaea’s earned TCE rates lagged the market index in the quarter due to the impact of timing of pricing and duration of performing voyages in a rapidly rising market as well as the impact of performance of voyages on fixed freight rates from our long term contracts of affreightment that are less than spot market rates.

2nd Quarter Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was approximately $19.2 million for three months ended June 30, 2021 as compared to approximately $3.0 million for the same period of 2020.
•Diluted net income per share was $0.44 for three months ended June 30, 2021, as compared to $0.07 for the same period of 2020.
•Pangaea's TCE rates were $21,053 for the three months ended June 30, 2021 and $10,733 for the three months ended June 30, 2020.
•Adjusted EBITDA was $21.4 million for the three months ended June 30, 2021, as compared to $10.7 million for the same period of 2020.
•At the end of the quarter, Pangaea had $40.6 million in cash, and cash equivalents.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters. Total revenue for the three months ended June 30, 2021 was $145.5 million, compared to $70.4 million for the same period in 2020, a 107% increase. The increase in revenues was primarily due to higher average TCE rates earned as discussed above. The total number of shipping days increased 31% to 4,723 in the three months ended June 30, 2021, compared to 3,600 for the same period in 2020.

Components of revenue are as follows:

Voyage revenues increased by 76% for the three months ended June 30, 2021 to $117.4 million compared to $66.9 million for the same period in 2020. The increase in voyage revenues was primarily due to higher average TCE rates earned.

Charter revenues increased to $28.1 million from $3.5 million, or 695%, for the three months ended June 30, 2021 compared to the same period in 2020. The increase in charter revenues was due to an increase in drybulk market rates and an increase in time charter days, which were up 204% to 1,292 in the second quarter of 2021 from 425 in the second quarter of 2020. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charters arrangements.

Voyage Expenses

Voyage expenses were $46.1 million for the three months ended June 30, 2021, compared to $31.8 million for the same period in 2020, an increase of approximately 45.2%. The increase was primarily attributable to increase bunker costs, port expenses and canal fees. Further voyage days increased by 8% from 3,431 days in the three months ended June 30, 2021 to 3,175 days for the same period in 2020. Total costs of bunkers consumed increased by 40.1% for the three months ended June 30, 2021 compared to the same period in 2020. Port expenses increased by 26% compared to prior year as a result of increased canal fees incurred in the current year.

Charter Hire Expenses

Charter hire expenses for the three months ended June 30, 2021 were $62.6 million, compared to $15.2 million for the same period in 2020, a 312% increase. The increase in charter hire expenses was primarily due to an increase in market rates to charter-in vessels. The average published market rates for Supramax and Panamax vessels increased approximately 336% from an average of $5,548 in the second quarter of 2020 to $24,185 in the same period of 2021. Additionally, the number of chartered-in days increased 57% from 1,977 days in the three months ended June 30, 2020 to 3,108 days for the three months ended June 30, 2021 as the Company limited its exposure to the prevailing market in 2020 due to the impacts of COVID-19. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the three months ended June 30, 2021 were $9.8 million, compared to $9.3 million for the same period in 2020, an increase of approximately 5%. The increase in vessel operating expenses was predominantly due to an increase in owned days resulting from the acquisition of vessels in 2021. Excluding technical management fees, vessel operating expenses on a per day basis were $5,254 for the three months ended June 30, 2021 and $5,167 for the three months ended June 30, 2020. Technical management fees were approximately $0.9 million for the three months ended June 30, 2021 and 2020.

General and Administrative Expenses

General and administrative expenses were $6.0 million and $3.9 million for the three months ended June 30, 2021 and 2020, respectively. The increase was primarily due to timing of recognition of incentive compensation.

Unrealized gain (loss) on derivative instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, and when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts and forward bookings with forward freight agreements and bunkers swaps. The utilization of such derivatives can lead to fluctuations in the Company's reported results from operations on a period-to-period basis as the Company marks these positions to market at the balance sheet date while settlement of the position and execution of the physical transaction may occur at a future date. The Company recognized mark to market gains on bunker swaps of approximately $0.9 million and unrealized gains on forward freight agreements (FFAs) of approximately $5.7 million in the three months ended June 30, 2021. The fair value loss on interest rate derivative was approximately $0.3 million for the three months ended June 30, 2021. These gains resulted from changes in the fair value of the derivatives at the respective balance sheet dates.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters. Total revenue for the six months ended June 30, 2021 was $270.5 million, compared to $166.3 million for the same period in 2020, a 63% increase. The increase in revenues was primarily due to higher average TCE rates earned and an increase in the total number of shipping days of approximately 15% to 9,391 in the six months ended June 30, 2021, compared to 8,176 for the same period in 2020.

Components of revenue are as follows:

Voyage revenues increased by 47% for the six months ended June 30, 2021 to $225.6 million compared to $153.4 million for the same period in 2020. The increase in voyage revenues was primarily due to higher average TCE rates.

Charter revenues increased to $44.9 million from $12.9 million, or 248%, for the six months ended June 30, 2021 compared to the same period in 2020. The increase in charter revenues was due to an increase in drybulk market rates and an increase in time charter days, which were up 69% to 2,332 in the six months ended June 30, 2021 from 1,376 in the six months ended June 30, 2020. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charters arrangements.

Voyage Expenses

Voyage expenses were $94.0 million for the six months ended June 30, 2021, compared to $79.6 million for the same period in 2020, an increase of 18%. The increase was mainly attributable to increase bunker costs, port expenses and canal fees. Bunkers, port charges, and canal fees primarily increase in periods during which vessels are employed on voyage charters. The number of voyage days increased by 4% to 7,059 days in the six months ended June 30, 2021 compared to 6,800 days for the same period in 2020. Total costs of bunkers consumed increased by 6% for the six months ended June 30, 2021 compared to the same period in 2020. Port expenses increased 27% compared to prior year as a result of increased canal fees incurred in the current year.

Charter Hire Expenses

Charter hire expenses for the six months ended June 30, 2021 were $62.6 million, compared to $15.2 million for the same period in 2020, a 312% increase. The increase in charter hire expenses was primarily due to an increase in market rates to charter-in vessels. The average published market rates for Supramax and Panamax vessels increased approximately 253% from an average of $5,734 in the six months ended June 30, 2020 to $20,223 in the same period of 2021. Additionally, the number of chartered-in days increased 57% from 1,977 days in the six months ended June 30, 2020 to 3,108 days for the six months ended June 30, 2021 due to the sale of owned vessels in 2020, and the Company's flexible charter-in strategy allowing it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the six months ended June 30, 2021 were $18.3 million, compared to $19.3 million for the same period in 2020, a decrease of approximately 5%. The decrease in vessel operating expenses was primarily due to a decrease in owned days resulting from the sale of vessels in 2020. Excluding technical management fees, vessel operating expenses on a per day basis were $5,140 for the six months ended June 30, 2021 and $5,198 for the same period in 2020. Technical management fees were approximately $1.8 million for the six months ended June 30, 2021 and 2020.

General and Administrative Expenses

General and administrative expenses were $10.2 million and $7.9 million for the six months ended June 30, 2021 and 2020, respectively. The increase was primarily due to timing of recognition of incentive compensation, offset by a reduction in travel related expenses.

Unrealized (loss) gain on derivative instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, and when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts and forward bookings with forward freight agreements and bunkers swaps. The utilization of such derivatives can lead to fluctuations in the Company's reported results from operations on a period-to-period basis as the Company marks these positions to market at the balance sheet date while settlement of the position and execution of the physical transaction may occur at a future date. The Company recognized mark to market gains on bunker swaps of approximately $1.7 million and gains on forward freight agreements (FFAs) of approximately $6.1 million in the six months ended June 30, 2021. The fair value gain on interest rate derivatives was approximately $0.5 million for the six months ended June 30, 2021. These gains resulted from changes in the fair value of the derivatives are at the respective balance sheet dates.

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

The Company concluded that no triggering event had occurred during the during the first half of 2021 which would require impairment testing.

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

Liquidity and Capital Resources

The Company has historically financed its capital requirements with cash flow from operations, proceeds from related party debt, proceeds from long-term debt and finance leases, and through a private placement of common stock. The Company may consider additional debt and equity financing alternatives in the future, however the Company's ability to access debt and equity markets in the future is unknown. As a result, the Company may not be able to pursue opportunities to expand its business. At June 30, 2021 and December 31, 2020, the Company had working capital of $46.6 million and $2.2 million, respectively. The significant increase in working capital is the result of refinancing of the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd., Bulk Nordic Oshima Ltd., and Bulk Nordic Oasis Ltd. Loan Agreements that were due and payable in October 2021.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2021 was $19.5 million compared to net cash provided by operating activities of $6.9 million for the six months ended June 30, 2020. The cash flows from operating activities increased compared to the same period in the prior year primarily due to the increase in income from operations.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021 was $108.7 million compared to net cash provided by investing activities of $5.8 million for the same period in 2020. During the three months ended June 30, 2021, the Company purchased four vessels for $105.4 million and paid $2.7 million as advances for the purchase of one additional vessel which was delivered on July 12, 2021. Additionally, the Company paid $0.3 million as advances towards two newbuildings to be delivered in the third and fourth quarter of 2021.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2021 was $81.3 million compared to net cash used in financing activities of $16.2 million for the same period of 2020. During the six months ended June 30, 2021, proceeds from long-term debt and finance leases was $143.4 million. During the six months ended June 30, 2021 and 2020, net cash used to repay long-term debt was $55.6 million and $6.6 million, respectively, and net cash used to repay finance leases was $3.8 million and $9.1 million, respectively. The Company made cash dividend payments of $2.4 million during the six months ended June 30, 2021 and $0.5 million for same period of 2020.

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

Capital Expenditures

The Company’s capital expenditures relate to the purchase and lease of interests in vessels, newbuild vessels, and capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned and leased fleet includes two Panamax drybulk carriers, two Ultramax Ice-Class 1C, one Ultramax, eight Supramax drybulk carriers and one barge. The Company has a two-third interest in a consolidated joint venture which owns six Panamax Ice-Class 1A drybulk carriers and has approximately 63% of Nordic Bulk Partners LLC. ("NBP") which owns a fleet of two Post Panamax Ice Class 1A drybulk vessels. NBP has commitments of approximately of $76 million related to future delivery of two newbuildings vessels, expected to be delivered in 3rd and 4th quarter of 2021. These vessels are subject to finance leases. Refer to Note 7 "Commitments and Contingencies" for additional information.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. This includes installation of ballast water treatment systems required under new regulations, the cost of which will be approximately $0.5 million to $0.7 million per vessel. The Company has some flexibility regarding the timing of dry docking, but the total cost is unpredictable. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $5,552,000 and $2,882,000 in the six months ended June 30, 2021 and 2020, respectively. The Company expensed drydocking costs of approximately $122,000 and $83,000, respectively, in the six months ended June 30, 2021 and 2020.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at June 30, 2021 or December 31, 2020.

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

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the six months ended June 30, 2021.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

    None.
Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

10.1	Bulk Courageous Bareboat Charter dated March 27, 2021.*

10.2	Bulk Valor Corp. Loan and Security Agreement dated as of June 17, 2021.*

10.3	Bareboat Charter Party Dated September 27, 2019 (incorporated by reference to Exhibit 10.19 of the Registrant's Current Report on Form 10-K filed on March 23, 2020).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2021.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Edward Coll
Edward Coll
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)