Form 10-Q
period 2021-09-30
Pangaea Logistics Solutions Ltd.
filed 2021-11-09
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Common Stock, par value $0.0001 per share, 45,641,441 shares outstanding as of November 9, 2021.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$49,164,440	$46,897,216
Restricted cash	—	1,500,000
Accounts receivable (net of allowance of $2,089,898 and $1,896,038 at September 30, 2021 and December 31, 2020, respectively)	41,301,940	29,152,153
Bunker inventory	24,881,273	15,966,247
Advance hire, prepaid expenses and other current assets	52,834,890	19,515,945
Total current assets	168,182,543	113,031,561

Fixed assets, net	439,119,414	276,741,751
Investment in newbuildings in-process	4,013,195	15,390,635
Finance lease right of use assets, net	45,468,458	45,240,198
Total assets	$656,783,610	$450,404,145

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$50,888,657	$32,400,288
Related party debt	242,852	242,852
Deferred revenue	24,785,419	12,799,561
Current portion of secured long-term debt	15,569,202	57,382,674
Current portion of finance lease liabilities	13,282,377	6,978,192
Dividend payable	98,864	1,005,763
Total current liabilities	104,867,371	110,809,330

Secured long-term debt, net	108,872,095	47,761,898
Finance lease liabilities, net	143,528,702	47,266,104
Long-term liabilities - other - Note 8	15,117,209	10,135,408

Commitments and contingencies - Note 7

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 45,641,441 shares issued and outstanding at September 30, 2021; 45,447,751 shares issued and outstanding at December 31, 2020	4,564	4,545
Additional paid-in capital	161,187,164	159,581,415
Retained earnings	72,170,881	23,179,805
Total Pangaea Logistics Solutions Ltd. equity	233,362,609	182,765,765
Non-controlling interests	51,035,624	51,665,640
Total stockholders' equity	284,398,233	234,431,405
Total liabilities and stockholders' equity	$656,783,610	$450,404,145

 The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Voyage revenue	$186,352,802	$98,120,344	$411,978,482	$251,501,401
Charter revenue	26,676,433	5,646,214	71,567,645	18,541,264
Total revenue	213,029,235	103,766,558	483,546,127	270,042,665
Expenses:
Voyage expense	60,405,741	40,729,271	154,357,377	120,283,093
Charter hire expense	103,721,059	34,969,551	219,960,415	82,498,729
Vessel operating expense	11,753,951	9,699,890	30,022,420	28,958,812
General and administrative	4,442,064	3,691,963	14,676,755	11,557,594
Depreciation and amortization	7,163,479	4,230,302	16,451,303	12,818,260
Loss on impairment of vessels	—	—	—	1,801,039
Loss on sale of vessels	—	485,580	—	705,065
Total expenses	187,486,294	93,806,557	435,468,270	258,622,592

Income from operations	25,542,941	9,960,001	48,077,857	11,420,073

Other income (expense):
Interest expense, net	(2,416,677)	(1,956,729)	(6,994,593)	(6,073,599)
Income attributable to Non-controlling interest recorded as long-term liability	(325,742)	—	(775,487)	—
Unrealized gain (loss) on derivative instruments, net	5,344,327	(18,098)	13,670,475	(1,530,875)
Other income	550,781	301,543	801,743	996,734
Total other income (expense), net	3,152,689	(1,673,284)	6,702,138	(6,607,740)

Net income	28,695,630	8,286,717	54,779,995	4,812,333
Income attributable to non-controlling interests	(1,700,399)	(734,472)	(2,703,318)	(1,050,287)
Net income attributable to Pangaea Logistics Solutions Ltd.	$26,995,231	$7,552,245	$52,076,677	$3,762,046

Earnings per common share:
Basic	$0.61	$0.17	$1.18	$0.09
Diluted	$0.60	$0.17	$1.16	$0.09

Weighted average shares used to compute earnings per common share:
Basic	44,004,980	43,488,241	43,994,726	43,393,764
Diluted	44,927,456	43,510,961	44,704,303	43,398,472

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	45,641,441	$4,564	$160,817,940	$46,718,409	$207,540,913	$49,335,225	$256,876,138
Share-based compensation	—	—	369,224	—	369,224	—	369,224
Common Stock Dividend	—	—	—	(1,542,759)	(1,542,759)	—	(1,542,759)
Net Income	—	—	—	26,995,231	26,995,231	1,700,399	28,695,630
Balance at September 30, 2021	45,641,441	$4,564	$161,187,164	$72,170,881	$233,362,609	$51,035,624	$284,398,233

Balance at December 31, 2020	45,447,751	$4,545	$159,581,415	$23,179,805	$182,765,765	$51,665,640	$234,431,405
Share-based compensation	—	—	1,734,958	—	1,734,958	—	1,734,958
Distribution to Non-Controlling Interests	—	—	—	—	—	(3,333,334)	(3,333,334)
Issuance of restricted shares, net of forfeitures	193,690	19	(129,209)	—	(129,190)	—	(129,190)
Common Stock Dividend	—	—	—	(3,085,601)	(3,085,601)	—	(3,085,601)
Net Income	—	—	—	52,076,677	52,076,677	2,703,318	54,779,995
Balance at September 30, 2021	45,641,441	$4,564	$161,187,164	$72,170,881	$233,362,609	$51,035,624	$284,398,233

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2020	45,065,662	$4,507	$158,874,237	$8,946,381	$167,825,125	$73,141,525	$240,966,650
Share-based compensation	—	—	391,702	—	391,702	—	391,702
Acquisition of non-controlling interest						(22,500,000)	(22,500,000)
Net Income	—	—	—	7,552,245	7,552,245	734,472	8,286,717
Balance at September 30, 2020	45,065,662	$4,507	$159,265,939	$16,498,626	$175,769,072	$51,375,997	$227,145,069

Balance at December 31, 2019	44,886,122	4,489	157,504,895	12,736,580	170,245,964	72,825,710	243,071,674
Share-based compensation	—	—	1,915,188	—	1,915,188	—	1,915,188
Acquisition of non-controlling interest						(22,500,000)	(22,500,000)
Issuance of restricted shares, net of forfeitures	179,540	18	(154,144)	—	(154,126)	—	(154,126)
Net Income	—	—	—	3,762,046	3,762,046	1,050,287	4,812,333
Balance at September 30, 2020	45,065,662	$4,507	$159,265,939	$16,498,626	$175,769,072	$51,375,997	$227,145,069

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$54,779,995	$4,812,333
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	16,451,303	12,818,260
Amortization of deferred financing costs	676,109	513,092
Amortization of prepaid rent	86,442	91,704
Unrealized (gain) loss on derivative instruments	(13,670,475)	1,530,875
Income from equity method investee	(801,743)	(1,097,531)
Earnings attributable to non-controlling interest recorded as other long term liability	775,487	104,662
Provision (recovery) for doubtful accounts	193,860	(45,661)
Loss on impairment of vessels	—	1,801,039
Loss on sale of vessel	—	705,065
Drydocking costs	(7,616,318)	(3,112,910)
Share-based compensation	1,734,958	1,915,188
Change in operating assets and liabilities:
Accounts receivable	(12,343,647)	8,416,171
Bunker inventory	(8,915,026)	4,768,430
Advance hire, prepaid expenses and other current assets	(19,146,819)	(2,553,779)
Accounts payable, accrued expenses and other current liabilities	18,487,297	(4,236,385)
Deferred revenue	11,985,858	(3,989,219)
Net cash provided by operating activities	42,677,281	22,441,334

Investing activities
Purchase of vessels and vessel improvements	(159,710,150)	(2,072,496)
Investment in newbuildings in-process	—	(33,446)
Purchase of fixed assets and equipment	(137,874)	—
Acquisition of non-controlling interest	—	(15,000,000)
Proceeds from sale of vessels	—	11,691,507
Purchase of derivative instrument	—	(628,000)
Net cash used in investing activities	(159,848,024)	(6,042,435)

Financing activities
Proceeds from long-term debt	79,150,000	—
Payments of financing fees and debt issuance costs	(1,992,346)	(167,984)
Payments of long-term debt	(58,614,319)	(9,852,201)
Proceeds from finance leases	109,125,739	—
Payments of finance lease obligations	(6,482,397)	(10,817,136)
Payments of other long-term liabilities	(2,500,000)	—
Dividends paid to non-controlling interests	(3,333,334)	—
Accrued common stock dividends paid	(3,992,500)	(532,834)
Cash paid for incentive compensation shares relinquished	(129,190)	(154,126)
Contributions from non-controlling interest recorded as long-term liability	6,901,911	322,750
Payments to non-controlling interest recorded as long-term liability	(195,597)	(193,508)
Net cash provided by (used in) financing activities	117,937,967	(21,395,039)

Net increase (decrease) in cash, cash equivalents and restricted cash	767,224	(4,996,140)
Cash, cash equivalents and restricted cash at beginning of period	48,397,216	53,055,091
Cash, cash equivalents and restricted cash at end of period	$49,164,440	$48,058,951

Supplemental cash flow information
Cash and cash equivalents	$49,164,440	$45,558,951
Restricted cash	—	2,500,000
	$49,164,440	$48,058,951
The accompanying notes are an integral part of these consolidated financial statements.

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

At September 30, 2021, the Company owns three Panamax, two Ultramax Ice Class 1C, one Ultramax and eight Supramax drybulk vessels. The Company owns two-thirds of Nordic Bulk Holding Company Ltd. ("NBHC") which owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company owns approximately 56% of Nordic Bulk Partners LLC. ("NBP") which owns a fleet of three Post Panamax Ice Class 1A drybulk vessels. One Post Panamax Ice Class 1A drybulk vessel newbuild is expected to be delivered in the fourth quarter of 2021. The Company also has a 50% interest in the owner of a deck barge.

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

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions of the Company are residual value of vessels, the useful lives of vessels, the percentage completion of spot voyages and estimated losses on our trade receivables. Actual results could differ from those estimates.

Cash, cash equivalents and restricted cash

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	September 30, 2021	December 31, 2020
	(unaudited)
Money market accounts – cash equivalents	$14,219,153	$18,443,443
Cash (1)	34,945,287	28,453,773
Total cash and cash equivalents	$49,164,440	$46,897,216
Restricted cash	—	1,500,000
Total cash, cash equivalents and restricted cash	$49,164,440	$48,397,216

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

Advance hire, prepaid expenses and other current assets

Advance hire, prepaid expenses and other current assets were comprised of the following:

	September 30, 2021	December 31, 2020
	(unaudited)
Advance hire	$10,599,721	$5,026,953
Prepaid expenses	4,615,198	3,706,396
Accrued receivables	16,697,727	6,823,409
Margin deposit	—	814,062
Derivative assets	13,670,383	—
Other current assets	7,251,861	3,145,125
	$52,834,890	$19,515,945

Accounts payable, accrued expenses and other current liabilities
Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	September 30, 2021	December 31, 2020
	(unaudited)
Accounts payable	$29,302,500	$18,678,099
Accrued expenses	16,089,841	10,654,357
Deferred consideration - Note 8	2,502,964	2,500,000
Other accrued liabilities	2,993,352	567,832
	$50,888,657	$32,400,288

Leases

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, Leases ("ASC 842"), the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending September 30, 2021, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

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

At September 30, 2021, the Company had eight vessels chartered to customers under time charters that contain leases. These eight leases varied in original length from 16 days to 92 days. At September 30, 2021, lease payments due under these arrangements totaled approximately $9,474,000 and each of the time charters were due to be completed in 51 days or less.

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

NOTE 3 - FIXED ASSETS

At September 30, 2021, the Company owned twenty-three dry bulk vessels including eight financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	September 30,	December 31,
	2021	2020
	(unaudited)
m/v BULK PANGAEA	$12,086,365	$13,636,241
m/v NORDIC ODYSSEY (1)	22,910,091	24,481,390
m/v NORDIC ORION (1)	23,468,634	22,625,141
m/v NORDIC OSHIMA (1)	25,950,057	26,966,257
m/v NORDIC OLYMPIC (1)	26,322,467	27,341,460
m/v NORDIC ODIN (1)	26,410,793	27,421,649
m/v NORDIC OASIS (1)	28,029,218	28,029,024
m/v NORDIC NULUUJAAK (2) (4)	39,244,861	—
m/v NORDIC QINNGUA (2) (4)	39,257,426	—
m/v NORDIC SANNGIJUQ (2) (4)	38,711,124	—
m/v BULK ENDURANCE	23,308,307	24,024,593
m/v BULK COURAGEOUS (4)	16,505,668	—
m/v BULK NEWPORT	11,846,330	11,966,186
m/v BULK FREEDOM	8,789,526	9,457,640
m/v BULK PRIDE	13,900,866	14,628,727
m/v BULK SPIRIT (4)	12,432,333	12,849,322
m/v BULK INDEPENDENCE	13,632,396	14,020,964
m/v BULK FRIENDSHIP (4)	14,691,088	13,431,253
m/v BULK VALOR	17,986,055	—
m/v BULK PROMISE	18,495,136	—
MISS NORA G PEARL (3)	2,826,643	3,161,779
	436,805,384	274,041,626
Other fixed assets, net	2,314,030	2,700,125
Total fixed assets, net	$439,119,414	$276,741,751

Right of Use Assets (4)
m/v BULK PODS	$12,622,100	$13,095,023
m/v BULK DESTINY	20,036,426	20,636,264
m/v BULK TRIDENT	12,809,932	11,508,911
	$45,468,458	$45,240,198

The Company placed a deposit and expects to take delivery of the following vessel in 2021:

	September 30,	December 31,
	2021	2020
m/v NORDIC SIKU	4,013,195	3,801,195
	$4,013,195	$3,801,195

(1) Vessels are owned by NBHC, a consolidated joint venture in which the Company has a two-third ownership interest at September 30, 2021 and December 31, 2020, respectively.

(2) Vessels are owned by NBP, a consolidated joint venture in which the Company has an approximately 56% and 75% ownership interest at September 30, 2021 and December 31, 2020, respectively.

(3) Barge is owned by a 50% owned consolidated subsidiary.
(4) Refer to Note 7, "Commitments and Contingencies," of our Financial Statements for additional information related to the vessels under finance lease.
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

The Company concluded that no triggering event had occurred during the nine months ended September 30, 2021 which would require impairment testing.

The Company concluded that no triggering event had occurred during the first and third quarter of 2020 which would require impairment testing. During the second quarter of 2020, the Company determined that a triggering event occurred related to a sale of a vessel, as the carrying value exceeded its fair value. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amount and as such, no additional loss on impairment was recognized.

NOTE 4 - DEBT

Long-term debt consists of the following:

	September 30, 2021	December 31, 2020	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Loan Agreement (2)	$—	$25,466,300		Not applicable
Bulk Nordic Oasis Ltd. Loan Agreement (2)	—	14,000,000		Not applicable
Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement (2)	—	12,004,295		Not applicable
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	16,673,047	18,000,000	2.950%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3) (4)	50,600,000	—	3.375%	June 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (5)
Bulk Nordic Six Ltd. - Tranche A (2)	11,433,328	12,233,329	4.390%	May 2024
Bulk Nordic Six Ltd. - Tranche B	2,395,000	2,590,000	2.546%	May 2024
Bulk Pride - Tranche C (2)	4,375,000	5,200,000	5.390%	May 2024
Bulk Independence - Tranche E (2)	11,750,000	12,500,000	3.540%	May 2024
Bulk Freedom Loan Agreement	2,750,000	3,200,000	3.866%	June 2022
Bulk Valor Corp. Loan and Security Agreement (2)	13,035,430	—	3.290%	June 2028
Bulk Promise Corp.	12,800,000	—	2.419%	October 2027
109 Long Wharf Commercial Term Loan	511,466	593,666	2.088%	April 2026
Total	$126,323,271	$105,787,590
Less: unamortized issuance costs, net (6)	(1,881,974)	(643,018)
	$124,441,297	$105,144,572
Less: current portion	(15,569,202)	(57,382,674)
Secured long-term debt, net	$108,872,095	$47,761,898

(1)As of September 30, 2021.
(2)Interest rates on the loan facilities are fixed.
(3)The borrower under this facility is NBHC. The Company has two-third's ownership interest and an independent third party has one-third ownership interest in NBHC. NBHC is consolidated in accordance with ASC 810-10 and as such, amounts pertaining to the non-controlling ownership held by the third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets.
(4)On April 26, 2021, NBHC entered into a new Senior Secured Term Loan Facility with two new lenders. The agreement advanced $53.0 million in respect of the m/v Nordic Oshima, m/v Nordic Olympic, m/v Nordic Odin and m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly principal installments of $1.2 million beginning on June 15, 2021 and a balloon payment of $24.2 million due in June 2027.
(5)This facility is cross-collateralized by the vessels m/v Bulk Endurance, m/v Bulk Pride, and m/v Bulk Independence and is guaranteed by the Company
(6)A portion of unamortized debt issuance costs were reclassified as a reduction of the finance leases liabilities. Refer to Note 7 "Commitments and Contingencies" for additional information.

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

The Bulk Promise Corp. Loan Agreement -- Dated July 12, 2021

The agreement advanced $12,800,000 in respect of the m/v Bulk Promise on July 7, 2021. The agreement requires repayment of the loan in 24 quarterly installments commencing on October 15, 2021. A balloon payment is due on October 15, 2027. Interest on this advance is floating at three-month LIBOR plus 2.30%. The loan is secured by a first preferred mortgage on the m/v Bulk Promise, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
(unaudited)
2021 (remainder of the year)	$3,346,149
2023	15,443,116
2024	12,940,758
2025	31,857,187
2026	9,718,626
Thereafter	53,017,435
$126,323,271

Financial Covenants

Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of September 30, 2021 and December 31, 2020.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	09/30/2021	12/31/2020	Balance Sheet Location	9/30/2021	12/31/2020
Margin accounts (1)	Other current assets	$—	$814,062	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$10,869,340	$—	Other current liabilities	$—	$163,335
Fuel swap contracts (2)	Other current assets	$2,106,073	$—	Other current liabilities	$—	$47,667
Interest rate cap (2)	Other current assets	$694,970	$210,910	Other current liabilities	$—	$—

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

	Unrealized gain (loss) on derivative instruments
	For the three months ended		For the nine months ended
Derivative instruments	09/30/2021	9/30/2020	09/30/2021	9/30/2020
Forward freight agreements	$4,891,791	$(57,765)	$11,032,675	$60,405
Fuel Swap Contracts	471,511	19,924	$2,153,740	$(1,167,192)
Interest rate cap	(18,975)	19,743	$484,060	$(424,088)
Total Gain (loss)	$5,344,327	$(18,098)	$13,670,475	$(1,530,875)

NOTE 6 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2020	Activity	September 30, 2021
			(unaudited)
Included in trade accounts receivable and voyage revenue on the consolidated balance sheets and statements of income, respectively:
Trade receivables due from King George Slag (i)	$106,959	$—	$106,959

Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables) (ii)	$4,151,192	(46,446)	$4,104,746
Commissions payable (trade payables) (iii)	$—	65,043	$65,043

Included in current related party debt on the consolidated balance sheets:
Interest payable - 2011 Founders Note	242,852	—	242,852
Total current related party debt	$242,852	$—	$242,852

i.King George Slag LLC is a joint venture of which the Company owns 25%
ii.Seamar Management S.A. ("Seamar")
iii.Phoenix Bulk Carriers (Brasil) Intermediacoes Maritimas Ltda. - a wholly-owned Company of a member of the Board of Directors

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three months ended September 30, 2021 and 2020, the Company incurred technical management fees of approximately $765,600 and 627,600, respectively, under this arrangement. During the nine months ended September 30, 2021 and 2020, the Company incurred technical management fees of approximately $2,019,000 and $1,990,000, respectively, under this arrangement.

The Company paid cash dividends of $3.3 million to a non-controlling interest holder of NBHC and $0.2 million to a non-controlling interest holder of NBP during the nine months ended September 30, 2021.

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

Bulk Nordic Five Ltd. Amendment and Restatement of Bareboat Charter Agreement dated July 1, 2021

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

Bulk Courageous Corp Bareboat Charter Agreement dated April 8, 2021

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

In 2019, the Company entered into a series of transactions to finance its four new post-panamax dry bulk vessels, to be delivered in 2021, under sale and leaseback transactions. The agreements obligate the Company to sell the vessels upon completion of construction at the lesser of approximately $32 million or 85% of fair market value at closing. Following the sale, the Company is obligated to charter the vessels from the buyer under a bareboat charter for a period of 15 years with a purchase obligation of $2.5 million at the end of year 15. The Company has options to purchase the vessels at designated prices starting the sixth year after delivery of each vessel. The Company took delivery of the first three vessels during the second and third quarter. These transactions were accounted for as failed sale and leaseback transactions and leases were classified as finance leases. Nordic Siku is expected to be delivered in the 4th quarter of 2021. The Company expects to account for this transaction as a failed sale and leaseback transaction and classify the lease as a finance lease.”

The Company took delivery of the first three vessels during second and third quarter of 2021 and the Nordic Siku is expected to be delivered in the 4th quarter of 2021.

Bulk Nordic Seven LLC Bareboat Charter Agreement dated September 27, 2019

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

Bulk Nordic Eight LLC Bareboat Charter Agreement dated September 27, 2019

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

Bulk Nordic Nine LLC Bareboat Charter Agreement dated September 27, 2019

In September 2021, the Company took delivery of the m/v Nordic Sanngijuq for $37.9 million and simultaneously entered into a failed sale and leaseback of the vessel. The Company determined that the transfer of the vessel to the lessor was not a sale in accordance with ASC 606, because control of the vessel was not transferred to the lessor. The lease is classified as a finance lease in accordance with ASC 842, because the lease includes a fixed price purchase obligation at the end of the lease term. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the fifteen-year lease term. Interest is floating at three-month LIBOR plus 3.55%. The Company has the option to purchase the vessel starting in year 5 at 101% of then outstanding principal, and a purchase obligation in year 15. The purchase obligation is at a fixed price of $2.5 million. This lease is secured by the assignment of earnings and insurances and by a guarantee of the Company.

The following table provides details of the Company's future minimum lease payments under finance lease liabilities recorded on the Company's consolidated balance sheets as of September 30, 2021.

Year ending December 31,	Amount
2021 (remainder of the year)	$5,294,108
2022	19,172,074
2023	18,990,370
2024	25,639,599
2025	16,463,435
Thereafter	117,059,840
Total minimum lease payments	$202,619,426
Less imputed interest	42,477,352
Present value of minimum lease payments	160,142,074
Less current portion	(13,282,377)
Less issuance costs	(3,330,995)
Long-term portion	$143,528,702

Other Long-Term Liabilities

The Company has also entered into a LLC agreement with the non-controlling interest holder of NBP which includes certain obligations as described in Note 8.

Long-term Contracts Accounted for as Operating Leases

The Company leases office space for its Copenhagen operations. Since December 31, 2018, this lease continues on a month to month basis. The non-cancelable period is six months.

The Company leases office space for its Singapore operations. In August 2021, the Company renewed its lease for a two year period. At September 30, 2021, the remaining lease term is twenty-three months.

For the three months ended September 30, 2021 and 2020, the Company recognized approximately $51,000 as lease expense for office leases in General and Administrative Expenses.

For the nine months ended September 30, 2021 and 2020, the Company recognized approximately $155,000 as lease expense for office leases in General and Administrative Expenses.

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

NOTE 8 - OTHER LONG-TERM LIABILITIES

In September 2019, the Company entered into an LLC agreement for the formation of NBP, that, at inception is owned 75% by the Company and 25% by an independent third party. NBP was established for the purpose of constructing and owning four new-build ice class post panamax vessels. During the construction phase of the vessel, the third party has committed to contribute additional funding and will ultimately own 50% of NBP at the time of delivery of the new-build ice class post panamax vessels. The Company took delivery of Nordic Nuluujaak, Nordic Qinngua and Nordic Sanngijuq during the second and third quarters of 2021, respectively, the independent third party made additional contribution which increased their ownership interest in NBP to approximately 44% at September 30, 2021.

The agreement contains both put and call option provisions. Accordingly, the Company may be obligated, pursuant to the put option, or entitled pursuant to the call option, to purchase the third party's interest in NBP beginning any time after September 2026. The put option and call option are at fixed prices which are not significantly different from each other, starting at $4.0 million per vessel on the fourth anniversary from completion and delivery of each vessel and declining to $3.7 million per vessel on or after the seventh anniversary from completion and delivery of each vessel. If neither put nor call option is exercised, the Company is obligated to purchase the vessels from NBP at a fixed price. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has recorded the third party's interest in NBP of $12.6 million in Long term liabilities - Other at September 30, 2021.

On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary NBHC from its shareholders for $22.5 million, including a $15.0 million cash payment upon closing and $7.5 million of deferred consideration, at three-month LIBOR plus 3.5%, in three equal installments of $2.5 million due on the first, second, and third anniversaries of September 28, 2020. The Company made the first installment of $2.5 million in September 2021. The deferred consideration is recorded in "Other current liabilities" for $2.5 million plus accrued interest and "Long-term liabilities - other" for $2.5 million on the Company's Consolidated Balance Sheet as of September 30, 2021. NBHC will continue to be a consolidated entity in the Company’s consolidated financial statements pursuant to ASC 810-10. The portion of NBHC not owned by the Company will continue to be recognized as non-controlling interest in the Company’s consolidated financial statements.

NOTE 9 - SUBSEQUENT EVENTS

On November 5, 2021 the Company entered into a memorandum of agreement to purchase a 2009 built Panamax vessel to add to its operating fleet for $19.9 million which is expected to deliver during the first quarter of 2022.

On November 8, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.035 per common share, to be paid on December 15, 2021, to all shareholders of record as of December 1, 2021.

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

Selected Financial Information

(in thousands, except for shipping days data and per share data) (figures may not foot due to rounding)	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Selected Financial Data	Unaudited		Unaudited
Voyage revenue	$186,353	$98,120	$411,978	$251,501
Charter revenue	26,676	5,646	71,568	18,541
Total revenue	213,029	103,767	483,546	270,042
Voyage expense	60,406	40,729	154,357	120,283
Charter hire expense	103,721	34,970	219,960	82,499
Vessel operating expenses	11,754	9,700	30,022	28,959
Total cost of transportation and service revenue	175,881	85,399	404,339	231,741
Vessel depreciation and amortization	7,145	4,185	16,370	12,681
Gross Profit	30,003	14,183	62,836	25,621
Other operating expenses	4,486	3,738	14,759	11,695
Loss on impairment of vessels	—	—	—	1,801
Loss on sale of vessels	—	486	—	705
Income from operations	25,543	9,960	48,078	11,420
Total other income (expense), net	3,153	(1,673)	6,702	(6,608)
Net income	28,696	8,287	54,780	4,812
Income attributable to non-controlling interests	(1,700)	(734)	(2,703)	(1,050)
Net income attributable to Pangaea Logistics Solutions Ltd.	$26,995	$7,552	$52,077	$3,762

Net income from continuing operations per common share information
Basic net income per share	$0.61	$0.17	$1.18	$0.09
Diluted net income per share	$0.60	$0.17	$1.16	$0.09
Weighted-average common shares Outstanding - basic	44,005	43,488	43,995	43,394
Weighted-average common shares Outstanding - diluted	44,927	43,511	44,704	43,398

Adjusted EBITDA (1)	$33,626	$15,370	$67,066	$29,656

Shipping Days (2)
Voyage days	4,430	4,133	11,489	10,933
Time charter days	875	601	3,207	1,977
Total shipping days	5,305	4,734	14,696	12,910

TCE Rates ($/day)	$28,770	$13,316	22,400	$11,600

	September 30, 2021	December 31, 2020
Selected Data from the Consolidated Balance Sheets
Cash, restricted cash and cash equivalents	$49,164	$48,397
Total assets	$656,784	$450,404
Total secured debt, including finance leases liabilities	$281,252	$159,389
Total shareholders' equity	$284,398	$234,431

	For the nine months ended September 30,
	2021	2020
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$42,677	$22,441
Net cash used in investing activities	$(159,848)	$(6,042)
Net cash provided by (used in) financing activities	$117,938	$(21,395)

(1)Adjusted EBITDA represents net income (or loss), determined in accordance with U.S. GAAP, excluding interest expense, income taxes, depreciation and amortization, loss on sale and leaseback of vessels, share-based compensation and other non-operating income and/or expense, if any. Adjusted EBITDA is included because it is used by management and certain investors to measure operating performance and is also reviewed periodically as a measure of financial performance by Pangaea's Board of Directors. Adjusted EBITDA is not an item recognized by the generally accepted accounting principles in the United States of America, or U.S. GAAP, and should not be considered as an alternative to net income, operating income, or any other indicator of a company's operating performance required by U.S. GAAP. Pangaea’s definition of Adjusted EBITDA used here may not be comparable to the definition of EBITDA used by other companies.

(2)Shipping days are defined as the aggregate number of days in a period during which its owned or chartered-in vessels are performing either a voyage charter (voyage days) or time charter (time charter days).

The reconciliation of gross profit to net transportation and service revenue and net income in accordance with U.S. GAAP to Adjusted EBITDA is as follows:

(in thousands, figures may not foot due to rounding)	Three Months Ended September 30,		Nine Months Ended September 30, 2021
	2021	2020	2021	2020
Net Transportation and Service Revenue (3)
Gross Profit (4)	$30,003	$14,183	$62,836	$25,621
Add:
Vessel Depreciation and Amortization	7,145	4,185	16,370	12,681
Net transportation and service revenue	$37,148	$18,368	$79,206	$38,302

Adjusted EBITDA
Net Income	$28,696	$8,287	$54,780	$4,812
Interest expense, net	2,742	1,957	7,770	6,074
Depreciation and amortization	7,163	4,230	16,451	12,818
EBITDA	$38,601	$14,474	$79,001	$23,704
Non-GAAP Adjustment
Loss on impairment of vessels	—	—	—	1,801
Loss on sale of vessels	—	486	—	705
Share-based compensation	369	392	1,735	1,915
Unrealized (gain) loss on derivative instruments, net	(5,344)	18	(13,670)	1,531
Adjusted EBITDA	$33,626	$15,370	$67,066	$29,656

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

(4) Gross profit represents total revenue less cost of transportation and service revenue less vessel depreciation.

Business Overview

The dry bulk sector of the transportation and logistics industry is cyclical and can be volatile due to changes in supply of vessels and demand for transportation of dry bulk commodities. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 4,197 for the third quarter of 2021, up from an average of 1,515 for the comparable quarter of 2020 and up approximately 40% from the second quarter of 2021. More specifically, and reflecting the composition of the Company's fleet, the average published market rates for Supramax and Panamax vessels increased approximately 211% from an average of $10,286 in the third quarter of 2020 to $32,033 in the same period of 2021. We have historically experienced fluctuations in our results of operations on a quarterly and annual basis due to the volatility of the dry bulk sector. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including cargo demand for vessels, supply of vessels, competition, and seasonality.

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

Quarterly TCE Performance

The Company's TCE rates were up 116% from $13,316 for the three months ended September 30, 2020 to $28,770 for the three months ended September 30, 2021. The Company's achieved TCE rates continued to improve as the overall dry bulk market rates rapidly increased for the three months ended September 30, 2021 2021. The average supramax and panamax market index rates for the third quarter of 2021 were $32,033 per day. Pangaea’s earned TCE rates lagged the market index in the quarter due to the impact of timing of pricing and duration of performing voyages in a rapidly rising market as well as the impact of performance of voyages on fixed freight rates from our long term contracts of affreightment that are less than spot market rates.

3rd Quarter Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was approximately $27.0 million for three months ended September 30, 2021 as compared to approximately $7.6 million for the same period of 2020.
•Diluted net income per share was $0.60 for three months ended September 30, 2021, as compared to $0.17 for the same period of 2020.
•Pangaea's TCE rates were $28,770 for the three months ended September 30, 2021 and $13,316 for the three months ended September 30, 2020.
•Adjusted EBITDA was $33.6 million for the three months ended September 30, 2021, as compared to $15.4 million for the same period of 2020.
•At the end of the quarter, Pangaea had $49.2 million in cash, and cash equivalents.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters. Total revenue for the three months ended September 30, 2021 was $213.0 million, compared to $103.8 million for the same period in 2020, a 105% increase. The increase in revenues was primarily due to higher average TCE rates earned as discussed above. The total number of shipping days increased 12% to 5,305 in the three months ended September 30, 2021, compared to 4,734 for the same period in 2020.

Components of revenue are as follows:

Voyage revenues increased by 90% for the three months ended September 30, 2021 to $186.4 million compared to $98.1 million for the same period in 2020. The increase in voyage revenues was primarily due to higher average TCE rates earned.

Charter revenues increased to $26.7 million from $5.6 million, or 372%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase in charter revenues was due to an increase in drybulk market rates and an increase in time charter days, which were up 46% to 875 in the third quarter of 2021 from 601 in the third quarter of 2020. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charters arrangements.

Voyage Expenses

Voyage expenses were $60.4 million for the three months ended September 30, 2021, compared to $40.7 million for the same period in 2020, an increase of approximately 48.3%. The increase was primarily attributable to an increase in bunker costs, port expenses and canal fees. Further voyage days increased by 7% to 4,430 days in the three months ended September 30, 2021 from 4,133 days for the same period in 2020. Total costs of bunkers consumed increased by 79.6% for the three months ended September 30, 2021 compared to the same period in 2020 due to the increasing market price for bunkers. Port expenses increased by 25% compared to prior year as a result of increased canal fees incurred in the current year.

Charter Hire Expenses

Charter hire expenses for the three months ended September 30, 2021 were $103.7 million, compared to $35.0 million for the same period in 2020, a 197% increase. The increase in charter hire expenses was primarily due to an increase in market rates to charter-in vessels. The average published market rates for Supramax and Panamax vessels increased approximately 211% from an average of $10,286 in the third quarter of 2020 to $32,033 in the same period of 2021. Additionally, the number of chartered-in days increased 5% from 3,168 days in the three months ended September 30, 2020 to 3,337 days for the three months ended September 30, 2021 as the Company limited its exposure to the prevailing market in 2020 due to the impacts of COVID-19. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the three months ended September 30, 2021 were $11.8 million, compared to $9.7 million for the same period in 2020, an increase of approximately 21%. The increase in vessel operating expenses was predominantly due to an increase in owned days resulting from the acquisition of vessels in 2021. Excluding technical management fees, vessel operating expenses on a per day basis were $5,313 for the three months ended September 30, 2021 and $5,548 for the three months ended September 30, 2020. Technical management fees were approximately $1.0 million and $0.8 million, respectively, for the three months ended September 30, 2021 and 2020.

General and Administrative Expenses

General and administrative expenses were $4.4 million and $3.7 million for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily due to an increase in incentive compensation.

Unrealized gain (loss) on derivative instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, and when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts and forward bookings with forward freight agreements and bunkers swaps. The utilization of such derivatives can lead to fluctuations in the Company's reported results from operations on a period-to-period basis as the Company marks these positions to market at the balance sheet date while settlement of the position and execution of the physical transaction may occur at a future date. The Company recognized mark to market gains on bunker swaps of approximately $0.5 million and unrealized gains on forward freight agreements (FFAs) of approximately $4.9 million in the three months ended September 30, 2021. The fair value loss on interest rate derivative was approximately $18,975 for the three months ended September 30, 2021. These gains and losses resulted from changes in the fair value of the derivatives at the respective balance sheet dates.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters. Total revenue for the nine months ended September 30, 2021 was $483.5 million, compared to $270.0 million for the same period in 2020, a 79% increase. The increase in revenues was primarily due to higher average TCE rates earned and an increase in the total number of shipping days of approximately 14% to 14,696 in the nine months ended September 30, 2021, compared to 12,910 for the same period in 2020.

Components of revenue are as follows:

Voyage revenues increased by 64% for the nine months ended September 30, 2021 to $412.0 million compared to $251.5 million for the same period in 2020. The increase in voyage revenues was primarily due to higher average TCE rates.

Charter revenues increased to $71.6 million from $18.5 million, or 286%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase in charter revenues was due to an increase in drybulk market rates and an increase in time charter days, which were up 62% to 3,207 in the nine months ended September 30, 2021 from 1,977 in the nine months ended September 30, 2020. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charters arrangements.

Voyage Expenses

Voyage expenses were $154.4 million for the six months ended September 30, 2021, compared to $120.3 million for the same period in 2020, an increase of 28%. The increase was mainly attributable to increased bunker costs, port expenses and canal fees. Bunkers, port charges, and canal fees primarily increase in periods during which vessels are employed on voyage charters. The number of voyage days increased by 5% to 11,489 days in the nine months ended September 30, 2021 compared to 10,933 days for the same period in 2020. Total costs of bunkers consumed increased by 29% for the nine months ended September 30, 2021 compared to the same period in 2020. Port expenses increased 24% compared to prior year as a result of increased canal fees incurred in the current year.

Charter Hire Expenses

Charter hire expenses for the nine months ended September 30, 2021 were $220.0 million, compared to $82.5 million for the same period in 2020, a 167% increase. The increase in charter hire expenses was primarily due to an increase in market rates to charter-in vessels. The average published market rates for Supramax and Panamax vessels increased approximately 233% from an average of $7,251 in the nine months ended September 30, 2020 to $24,160 in the same period of 2021. Additionally, the number of chartered-in days increased 20% from 8,148 days in the nine months ended September 30, 2020 to 9,741 days for the nine months ended September 30, 2021 due to the sale of owned vessels in 2020, and the Company's flexible charter-in strategy allowing it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the nine months ended September 30, 2021 were $30.0 million, compared to $29.0 million for the same period in 2020, a increase of approximately 4%. The increase in vessel operating expenses was primarily due to an increase in owned days resulting from the acquisition of vessels in second and third quarters of 2021. Excluding technical management fees, vessel operating expenses on a per day basis were $5,211 for the nine months ended September 30, 2021 and $5,311 for the same period in 2020. Technical management fees were approximately $2.8 million and $2.6 million for the nine months ended September 30, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative expenses were $14.7 million and $11.6 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily due to an increase in incentive compensation.

Unrealized (loss) gain on derivative instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, and when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts and forward bookings with forward freight agreements and bunkers swaps. The utilization of such derivatives can lead to fluctuations in the Company's reported results from operations on a period-to-period basis as the Company marks these positions to market at the balance sheet date while settlement of the position and execution of the physical transaction may occur at a future date. The Company recognized mark to market gains on bunker swaps of approximately $2.2 million and gains on forward freight agreements (FFAs) of approximately $11.0 million in the nine months ended September 30, 2021. The fair value gain on interest rate derivatives was approximately $0.5 million for the nine months ended September 30, 2021. These gains resulted from changes in the fair value of the derivatives at the respective balance sheet dates.

Significant accounting estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates and assumptions of the Company are the estimated fair value used in determining the estimated future cash flows used in its impairment analysis, the estimated salvage value used in determining depreciation expense, the estimated on the percentage completion of spot voyages and the allowances for doubtful accounts.

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

The Company concluded that no triggering event had occurred during the nine months ended September 30, 2021 which would require impairment testing.

The Company concluded that no triggering event had occurred during the first and third quarter of 2020 which would require impairment testing. During the second quarter of 2020, the Company determined that a triggering event occurred related to a sale of a vessel, as the carrying value exceeded its fair value. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amount and as such, no additional loss on impairment was recognized.

Liquidity and Capital Resources

The Company has historically financed its capital requirements with cash flow from operations, proceeds from related party debt, proceeds from long-term debt and finance leases, and through a private placement of common stock. The Company may consider additional debt and equity financing alternatives in the future, however the Company's ability to access debt and equity markets in the future is unknown. As a result, the Company may not be able to pursue opportunities to expand its business. At September 30, 2021 and December 31, 2020, the Company had working capital of $63.3 million and $2.2 million, respectively. The significant increase in working capital is the result of refinancing of the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd., Bulk Nordic Oshima Ltd., and Bulk Nordic Oasis Ltd. Loan Agreements that were due and payable in October 2021.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2021 was $42.7 million compared to net cash provided by operating activities of $22.4 million for the nine months ended September 30, 2020. The cash flows from operating activities increased compared to the same period in the prior year primarily due to the increase in income from operations, partially offset by the impact of changes in working capital.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 was $159.8 million compared to net cash used in investing activities of $6.0 million for the same period in 2020. During the nine months ended September 30, 2021, the Company purchased six vessels for $159.7 million.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 was $117.9 million compared to net cash used in financing activities of $21.4 million for the same period of 2020. During the nine months ended September 30, 2021, the Company received $188.3 million in proceeds from long-term debt and finance leases and $6.9 million in proceeds from non-controlling interest recorded as long-term liability. The Company repaid $58.6 million of long term debt, $6.5 million of finance leases and $2.5 million of other long term liabilities. The Company also paid $4.0 million of cash dividends.

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

Capital Expenditures

The Company’s capital expenditures relate to the purchase and lease of interests in vessels, newbuild vessels, and capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned and leased fleet includes three Panamax drybulk carriers, two Ultramax Ice-Class 1C, one Ultramax, eight Supramax drybulk carriers and one barge. The Company has a two-third interest in a consolidated joint venture which owns six Panamax Ice-Class 1A drybulk carriers and has approximately 56% of Nordic Bulk Partners LLC. ("NBP") which owns a fleet of three Post Panamax Ice Class 1A drybulk vessels. NBP has commitments of approximately of $35 million related to future delivery of a newbuilding vessel, expected to be delivered in 4th quarter of 2021. The vessel is subject to finance leases.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. This includes installation of ballast water treatment systems required under new regulations, the cost of which will be approximately $0.5 million to $0.7 million per vessel. The Company has some flexibility regarding the timing of dry docking, but the total cost is unpredictable. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $7,616,000 and $3,113,000 in the nine months ended September 30, 2021 and 2020, respectively. The Company expensed drydocking costs of approximately $71,000 and $163,000, respectively, in the nine months ended September 30, 2021 and 2020.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at September 30, 2021 or December 31, 2020.

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

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the nine months ended September 30, 2021.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

    None.
Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

10.1	Bulk Nordic Five Ltd. Amendment and Restatement Agreement of Bareboat Charter dated July 1, 2021.*

10.2	Bulk Promise Corp. Loan and Security Agreement dated as of July 7, 2021.*

10.3	Bareboat Charter Party Dated September 27, 2019 (incorporated by reference to Exhibit 10.19 of the Registrant's Current Report on Form 10-K filed on March 23, 2020).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2021.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Mark L. Filanowski
Mark L. Filanowski
Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)