Form 10-K
period 2021-12-31
Pangaea Logistics Solutions Ltd.
filed 2022-03-16
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36798

PANGAEA LOGISTICS SOLUTIONS, LTD.
(Exact Name of Registrant as Specified in Its Charter)

Bermuda	98-1205464
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

c/o Phoenix Bulk Carriers (US) LLC
109 Long Wharf, Newport, RI 02840	(401) 846-7790
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.0001 par value	PANL	The Nasdaq Stock Market LLC

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

Large accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates at June 30, 2021 was approximately $175.4 million based on the Nasdaq closing price for such shares on that date. The registrant has no non-voting common equity.

As of March 16, 2022, 45,726,680 shares of Common Shares, $0.0001 par value per share were outstanding.

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

•global and regional economic and political conditions and sanctions, including war and piracy; and

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

•the impact of sanctions on movement of commodities and demand for supply of drybulk vessels;

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

Business overview and Recent Developments

The Company provides logistics and transportation services to clients utilizing an ocean-going fleet of motor vessels ("m/v") in the Handymax, Supramax, Ultramax and Panamax segments. At any time, this fleet may be comprised of 45-60 vessels that are chartered-in on a short-term basis for operation under our contract business. In addition, during the year 2021, the Company operated 24 vessels which were wholly-owned or partially-owned through joint ventures. The Company uses this fleet to transport approximately 27 million tons of cargo annually to nearly 300 ports around the world, averaging approximately 55 vessels in service daily in 2021 and 49 during 2020.

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
The Company is a leader in the high ice class sector, secured by its control of a majority of the world's large dry bulk vessels with Ice-Class 1A designation. High ice class trading includes service in ice-restricted areas in the Northern Hemisphere during both the winter (Baltic Sea and Gulf of St. Lawrence) and summer (Arctic Ocean). Trading during the ice seasons have historically provided superior profit margins, rewarding the Company for its investment in the specialized ships and the expertise it has developed working in these harsh environments.

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

The Company employs the technical management services, Seamar Management S.A., which is 51% owned by the Company, for its non-ice class 1A fleet, and SCF Management Services Ltd., a third party, for its ice class 1A fleet. As of March 16, 2022 the Company is in the process of moving the ice class 1A fleet from SCF Management Services Ltd. to Bernard Schulte Shipmanagment for technical management services. SCF Management Services Ltd. is a Russian company which is subject to sanctions imposed by the US and other governments in February 2022.

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

•Expand capacity and flexibility by renewing its owned fleet and invest in ice class niche. The Company is continually looking to acquire additional high-quality vessels suited for its business strategy, the needs of its customers and growth opportunities the Company identifies. The Company believes that its experience as a reliable and serious counterparty in the purchase and sale market for second-hand vessels positions it as a candidate for acquisition of high quality vessels. The Company currently controls (owns or has an ownership interest in) a fleet of 25 bulk carriers as of March 16, 2022. The current fleet includes six Ice-Class 1A Panamax, four Post Panamax Ice Class 1A, three Panamax, three Ultramax Ice Class 1C and eight Supramax drybulk vessels.

•Increase backhaul focus, expand and defend its presence in the niche ice trades and increase fleet efficiency.  The Company continues to focus on backhaul cargoes, including backhaul cargoes associated with COAs, to reduce ballast days and increase expected earnings for well-positioned vessels. In addition, the Company intends to continue to charter in vessels for periods of less than nine months, on average, to permit it to match its variable costs to demand. The Company believes that increased vessel utilization and positioning efficiency will enhance its profitability. The Company demonstrated its commitment to remain the leader in high ice class large bulk carriers by taking delivery of its four newbuilding Post Panamax Ice Class vessels in 2021.

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

Competitive Strengths

The Company believes that it possesses a number of competitive strengths in its industry, including:

•Expertise in certain niche markets and routes.  The Company has developed expertise and a major presence in selected niche markets and less commoditized routes, especially the Baltic Sea in winter, the Northern Sea Route between Europe and Asia in summer, and the trade route between Jamaica and the United States, as well as selected ports, particularly in Newfoundland and Baffin Island. The Company believes that there is less competition to carry “minor,” as compared to traditional “major,” bulk cargoes, and, similarly, that there is less competition on less commoditized routes. The Company believes that its experience in carrying a wide range of cargoes and transiting less common routes and ports increases its likelihood of securing higher rates and margins than those available for more commoditized cargoes and routes. The Company believes it operates assets well suited to certain of these routes, including its Ice-Class 1A Panamax, Post Panamax Ice Class 1A and Ice-Class 1C Ultramax vessels. The ice-class fleet has historically produced margins that are superior to the average market rate.

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

Management

The Company’s management team consists of senior executive officers and key employees with decades of experience in the commercial, technical, management and financial areas of the logistics and shipping industries. The Company’s Chief

Executive Officer, Mark Filanowski, has over 30 years of experience in the shipping industry. Other members of its management team and key employees, Mads Boye Petersen, Gianni Del Signore, Peter Koken, Courtney Renault, Neil McLaughlin, Robert Seward, and Fotis Doussopoulos and Lydia Doussopoulou also have extensive experience in the shipping industry. The Company believes its management team is well respected in the drybulk sector of the shipping industry and, over the years, has developed strong commercial relationships with industrial customers and lenders. The Company believes that the experience, reputation and background of its management team will continue to be key factors in its success.

The Company provides logistics services and commercially manages its fleet primarily from offices in Newport, Rhode Island, Copenhagen, Denmark and Singapore. Logistics services and commercial management include identifying cargo for transportation, voyage planning, managing relationships, identifying vessels to charter in, and operating such vessels.

The Company’s Ice-Class 1A Panamax vessels are technically managed by a third-party manager with extensive expertise managing these vessel types and with ice pilotage. The technical management of the remainder of the Company’s owned fleet is performed in-house by our 51% owned joint venture, Seamar Management, S.A.. The Company’s technical management personnel have experience in the complexities of oceangoing vessel operations, including the supervision of maintenance, repairs, improvements, drydocking and crewing. The technical management for the Company’s chartered-in vessels is performed by each respective third party ship owner.

Operations and Assets

The Company is a service business and our customers use the services we provide because they believe the Company adds and creates value for them. To add value, the Company offers a wide range of logistics services beyond the traditional loading, carriage and discharge of cargoes. The Company works with certain customers to review their contractual delivery terms and conditions, permitting those customers to reduce costs and certain risks. The Company also has a customer that is heavily dependent upon a port that was insufficiently supported by port pilots for the approach to port. To permit a large expansion of its services for this client, the Company formed a separate pilots association to increase the number of available pilots and improve access to the port. Another example of value-added services is the formation of a new port in Newfoundland, Canada to load aggregate cargo for export and a temporary port used in Greenland to load the northernmost dry bulk cargo ever carried. As a result of efforts such as these, in some cases the Company is the de facto logistics department for certain clients.

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

As of March 16, 2022, the Company operates its fleet of 25 owned or partially owned vessels, which are described in the table below:

Vessel Name	Type	DWT	Year Built	Yard
m/v Bulk Endurance	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding
m/v Bulk Destiny	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding
m/v Nordic Oasis	Panamax (Ice Class 1A)	76,180	2016	Oshima Shipbuilding
m/v Nordic Olympic	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding
m/v Nordic Odin	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding
m/v Nordic Oshima	Panamax (Ice Class 1A)	76,180	2014	Oshima Shipbuilding
m/v Nordic Orion	Panamax (Ice Class 1A)	75,603	2011	Oshima Shipbuilding
m/v Nordic Odyssey	Panamax (Ice Class 1A)	75,603	2010	Oshima Shipbuilding
m/v Bulk Friendship	Supramax	58,738	2011	Nantong Cosco Kawasaki HI
m/v Bulk Independence	Supramax	56,548	2008	Yokohama
m/v Bulk Pride	Supramax	58,749	2008	Tsuneishi Group (Zhoushan) Shipbuilding Inc.
m/v Bulk Trident	Supramax	52,514	2006	Tsuneishi Heavy Industries (Cebu)
m/v Bulk Freedom	Supramax	52,454	2005	Tsuneishi Shipbuilding Co. Ltd.
m/v Bulk Newport	Supramax	52,587	2003	Shin Kurushima Toyohashi
m/v Bulk Spirit	Supramax	52,950	2009	Oshima Shipbuilding
m/v Bulk Valor	Supramax	58,105	2013	Tsuneishi Heavy Industries (Cebu)
m/v Bulk Courageous	Ultramax	61,393	2013	Imabari Shipbuilding Company Limited (Imabari)
m/v Bulk Concord	Ultramax	76,600	2009	Shin Kasado Dockyard Co. Ltd
m/v Bulk Pangaea	Panamax	70,165	1996	Sumitomo Shipbuilding
m/v Bulk Xaymaca (1)	Panamax	76,561	2006	Imabari SB Marugame
m/v Bulk Promise	Panamax	78,228	2013	Shin Kurushima Toyohashi Shipbuilding Company Limited
Nordic Nuluujaak	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
Nordic Qinngua	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
Nordic Sanngijuq	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
Nordic Siku	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
(1) Formerly known as m/v Bulk PODS
The Company owns its vessels through separate wholly-owned subsidiaries and through joint venture entities with other owners, which the Company consolidates as variable interest entities in its consolidated financial statements.

On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) from one of NBHC’s shareholders. The Company owns two-thirds of NBHC after the acquisition. NBHC is a corporation that was duly organized under the laws of Bermuda in October 2012. The m/v Nordic Orion (“Orion”), the m/v Nordic Odyssey (“Odyssey”), the m/v Nordic Oshima (“Oshima”), the m/v Nordic Olympic (“Olympic”), the m/v Nordic Odin (“Odin”) and the m/v Nordic Oasis (“Oasis”) are owned by wholly-owned subsidiaries of NBHC. All of these vessels are time chartered to NBC, a wholly-owned subsidiary of the Company, at fixed rates and also have a profit share arrangement. NBC commercially operates these vessels in spot and COA trades.

In September 2019, the Company entered into an LLC agreement for the formation of NBP, that, at inception is owned 75% by the Company and 25% by an independent third party. NBP was established for the purpose of constructing and owning four new-build ice class post panamax vessels. The Company took delivery of Nordic Nuluujaak, Nordic Qinngua, Nordic Sanngijuq and Nordic Suki during the second quarter through fourth quarters of 2021. The independent third party made additional contribution which increased their ownership interest in NBP to 50% at December 31, 2021. No change of control transactions occurred according to the NBP LLC agreement.

In addition to its owned fleet, the Company operates chartered-in Panamax, including post panamax and Kamsarmax, Supramax, including Ultramax, Handymax and Handysize drybulk carriers. The Company employed an average of 55 vessels at any one time during 2021 and 49 in 2020. In 2021, the Company owned interests in 24 vessels and chartered in another 213 for one or more voyages. In 2020, the Company owned interests in 17 vessels and chartered in another 213 for one or more voyages. The Company generally charters in third-party vessels for periods of less than nine months and, in most cases, less than six months. Chartered-in contracts are negotiated through third-party brokers, who are paid commission on a percentage of charter cost. The Company believes that shorter-term charters afford it flexibility to match its variable costs to its customers’ service requirements and to respond quickly to market volatility. The Company also believes that this combination of owned and chartered-in vessels helps it to more efficiently match its customer demand than the Company could with only owned vessels or an entirely chartered-in fleet.

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

As of March 16, 2022, the Company’s significant subsidiaries are as follows:

Company Name	Country of Organization	Proportion of Ownership Interest
Americas Bulk Transport (BVI) Limited	British Virgin Islands	100%	(A)
Phoenix Bulk Management Bermuda Limited	Bermuda	100%	(B)
Phoenix Bulk Carriers (BVI) Limited (“PBC”)	British Virgin Islands	100%	(C)
Bulk Ocean Shipping Company (Bermuda) Ltd.	Bermuda	100%	(D)
Phoenix Bulk Carriers (US) LLC	Delaware	100%	(E)
Allseas Logistics Bermuda Ltd.	Bermuda	100%	(F)
Bulk Patriot Ltd. (“Bulk Patriot”)	Bermuda	100%	(G)
Bulk Juliana Ltd. (“Bulk Juliana”)	Bermuda	100%	(G)
Bulk Trident Ltd. (“Bulk Trident”)	Bermuda	100%	(G)
Nordic Bulk Barents Ltd. (“Bulk Barents”)	Bermuda	100%	(G)
Nordic Bulk Bothnia Ltd. (“Bulk Bothnia”)	Bermuda	100%	(G)
Nordic Bulk Carriers A/S (“NBC”)	Denmark	100%	(H)
Nordic Bulk Ventures (Cyprus) Limited ("NBV")	Cyprus	100%	(H)
109 Long Wharf LLC (“Long Wharf”)	Delaware	100%	(I)
Bulk Nordic Oshima (MI) Corp. (“Bulk Oshima”)	Bermuda	67%	(J)
Bulk Nordic Odin (MI) Corp. (“Bulk Odin”)	Bermuda	67%	(J)
Bulk Nordic Olympic (MI) Corp. (“Bulk Olympic”)	Bermuda	67%	(J)
Bulk Nordic Oasis (MI) Corp.. (“Bulk Oasis”)	Bermuda	67%	(J)
Bulk Nordic Odyssey Corp. (MI)	Marshall Islands	67%	(K)
Bulk Nordic Orion Corp. (MI)	Marshall Islands	67%	(K)
Nordic Bulk Holding Company Ltd. (“NBHC”)	Bermuda	67%	(L)
Bulk Courageous Corp. ("Bulk Courageous")	Marshall Islands	100%	(G)
Bulk Valor Corp. ("Bulk Valor")	Marshall Islands	100%	(G)
Bulk Promise Corp. ("Bulk Promise")	Marshall Islands	100%	(G)
Bulk Nordic Five Ltd. (“Five”)	Bermuda	100%	(G)
Bulk Nordic Six Ltd. (“Six”)	Bermuda	100%	(G)
Bulk Nordic Seven LLC (“Seven”)	Marshall Islands	100%	(G)
Bulk Nordic Eight LLC (“Eight”)	Marshall Islands	100%	(G)
Bulk Nordic Nine LLC (“Nine”)	Marshall Islands	100%	(G)
Bulk Nordic Ten LLC (“Ten”)	Marshall Islands	100%	(G)
Nordic Bulk Partners LLC (“NBP”)	Marshall Islands	50%	(M)
Nordic Bulk Ventures Holding Company Ltd. (“BVH”)	Bermuda	100%	(A)
Bulk Freedom Corp. ("Bulk Freedom")	Marshall Islands	100%	(G)
Bulk Pride Corp. ("Bulk Pride")	Marshall Islands	100%	(G)
Bulk Independence Corp. ("Bulk Independence")	Marshall Islands	100%	(G)
Bulk Friendship Corp. ("Bulk Friendship")	Marshall Islands	100%	(G)
Bulk Beothuk Corp. (“Bulk Beothuk”)	Marshall Islands	100%	(G)
Phoenix Bulk 25 Corp. ("Phoenix Bulk 25")	Marshall Islands	100%	(G)
Venture Logistics NL Inc. ("VLNL")	Canada	50%	(N)
Flintstone Ventures Limited ("FVL")	Newfoundland and Labrador	100%	(O)
Seamar Management S.A.	Greece	51%	(P)
Bulk PODS Ltd. ("Bulk PODS")	Marshall Islands	100%	(G)
Bulk Spirit Ltd. ("Bulk Spirit")	Marshall Islands	100%	(G)
Nordic Bulk Carriers Singapore Pte. Ltd.	Singapore	100%	(H)
Narragansett Bulk Carriers (US) Corp.	Rhode Island	100%	(H)
Patriot Stevedoring & Logistics, LLC	Massachusetts	50%	(Q)
Bay Stevedoring LLC	Delaware	100%	(R)
Pangaea Logistics Solutions (US) LLC	Delaware	100%	(S)

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
(P)This entity is the technical manager of 15 vessels owned and operated by the Company.
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

The Company employs approximately 70 shore-based personnel and has approximately 500 independently contracted seagoing personnel on its owned vessels. The shore-based personnel are employed in the United States, Athens, Copenhagen and Singapore.

Competition

The Company operates in markets that are highly competitive and based primarily on supply and demand for ocean transport of drybulk commodities. The Company competes for COAs on the basis of service, price, route history, size, age and condition of the vessel and for charters on the basis of service, price, vessel availability, size, age and condition of the vessel, as well as on its reputation as an owner and operator. The Company principally competes with owners and operators of Panamax, Supramax, Ultramax and Handymax bulk carriers. The Company attempts to differentiate itself from other owners and operators by extending its services to support more of its customers' supply chains and concentrates on established niche markets.

Seasonality

Demand for vessel capacity has historically exhibited seasonal variations and, as a result, fluctuations in charter rates. This seasonality may result in quarter-to-quarter volatility in the Company's operating results. The dry bulk carrier market is typically stronger in the fall months in anticipation of increased consumption of coal and other raw materials in the northern hemisphere during the winter months. Seasonal fluctuation are also observed in harvest times in the Northern and Southern Atlantic trades In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and supplies of certain commodities. The Company may earn higher margins on ice-class business in winter and during severe ice trading.

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

As a global logistics provider, headquartered in the United States, we recognize the impacts of our actions and are focused on establishing safe, responsible, and sustainable policies and practices that will enhance our business for the long term. Transparency is an important step toward sustainability in our industry and we were pleased to present our second concise Environmental, Social and Governance (ESG) report based on the Marine Transportation framework developed by the Sustainability Accounting Standards Board (SASB) during 2021. More specifically over the past several years we have taken steps to integrate ESG into operations, including:

1.Renewed our owned fleet with modern second hand vessels with lower overall fuel consumption than older vessels in order to reduce our fleet’s greenhouse gas emissions;

2.We utilize performance monitoring and weather routing services on both our owned and our chartered fleet. Using sophisticated forecasting algorithms and machine learning, we optimize the speed of our vessels by considering commercial and environmental concerns while reducing the amount of fuel consumed when the ships encounter adverse weather and/or currents;

3.We have established Ship Energy Efficiency Management Plans (SEEMP) to improve the efficiency of our vessels.
Through the SEEMP, we ensure that all our ships are operated efficiently by:
a.Optimizing the speed of the vessels;
b.Making course changes to avoid higher fuel consumption caused by rough weather;
c.Hull cleaning in dry dock to improve speed and reduce fuel consumption;

4.For our chartered-in fleet we seek to employ the most fuel efficient designs available;

5.Ballast water treatment systems are currently installed on 23 vessels in our current fleet, representing approximately
92% of our current fleet;

6.Use of environmental consultants to asses and improve terminal operations. As the Company expands its operations to ports and terminals, it becomes more exposed to environmental requirements and regulations ashore.

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

Additionally, MEPC 75 introduced draft amendments to Annex VI which impose new regulations to reduce greenhouse gas emissions from ships. These amendments introduce requirements to assess and measure the energy efficiency of all ships and set the required attainment values, with the goal of reducing the carbon intensity of international shipping. The requirements include (1) a technical requirement to reduce carbon intensity based on a new Energy Efficiency Existing Ship Index (“EEXI”), and (2) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). The attained EEXI is required to be calculated for ships of 400 gross tonnage and above, in accordance with different values set for ship types and categories. With respect to the CII, the draft amendments would require ships of 5,000 gross tonnage to document and verify their actual annual operational CII achieved against a determined required annual operational CII. Additionally, MEPC 75 proposed draft amendments requiring that, on or before January 1, 2023, all ships above 400 gross tonnage must have an approved SEEMP on board. For ships above 5,000 gross tonnage, the SEEMP would need to include certain mandatory content. The draft amendments introduced at MEPC 75 were adopted at the MEPC 76 session in June 2021 and are expected to enter into force in November 2022, with the requirements for EEXI and CII certification coming into effect from January 1, 2023. The Company is currently assessing the impact of these regulations on its fleet operations. MEPC 77 adopted a non-binding resolution which urges Member States and ship operators to voluntarily use distillate or other cleaner alternative fuels or methods of propulsion that are safe for ships and could contribute to the reduction of Black Carbon emissions from ships when operating in or near the Arctic.

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

The Polar Code is mandatory under both SOLAS and MARPOL because it contains both safety and environment related provisions. The MEPC adopted the Polar Code and associated MARPOL amendments in May 2015.

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

On September 15, 2020, the European Parliament voted to include greenhouse gas emissions from the maritime sector in the European Union’s carbon market. On July 14, 2021, the European Parliament formally proposed its plan, which would involve gradually including the maritime sector from 2023 and phasing the sector in over a three-year period. This will require shipowners to buy permits to cover these emissions. Contingent upon negotiations and a formal approval vote, these proposed regulations may not enter into force for another year or two.

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

The Company expects to perform two special surveys in 2022 at an aggregate total cost of approximately $3.0 million. The Company expects to perform three intermediate surveys in 2022 at an aggregate total cost of approximately $1.5 million. The Company estimates that offhire related to the surveys and related repair work is ten to twenty days per vessel, depending on the size and condition of the vessel.

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

Rates

In the time charter (period) market, rates vary depending on the length of the charter period and vessel specific factors such as age, speed, size and fuel consumption. In the voyage charter market, rates are influenced by cargo size, commodity, port dues, bunker prices, and canal transit fees, as well as delivery and redelivery regions. In general, a larger cargo size is quoted at a lower rate per ton than a smaller cargo size. Routes with costly ports or canals generally command higher rates. Voyages loading from a port where vessels usually discharge cargo, or discharging at a port where vessels usually load cargo, are generally quoted at lower rates. These voyages are known as “backhaul” voyages.

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

Dry Bulk Trades Requiring Ice Class Tonnage

Ice class vessels are required to serve ports accessed by routes crossing seasonal or year-round ice-covered oceans, lakes, seas or rivers. Ice class vessels are mainly deployed in the Baltic Sea, the Northern Sea Route (NSR) and the Great Lakes/St. Lawrence Seaway. These regions have experienced strong trade growth in dry bulk cargoes, driven in particular by increased mining activities supported by strong commodity demand in Asia, decreased level of ice, and technology advancement in shipping. The Company's ice class vessels also serve a long term customers requirement in the Canadian Arctic.

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
•If our vessels call on ports located in countries or territories or carry cargo that is the subject of sanctions or embargoes imposed by the U.S., the European Union, the United Nations, or other governmental authorities, it could lead to monetary fines or penalties and may adversely affect our reputation and the market for our securities.
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

Risks Relating to our Industry

The cyclical and volatile nature of the seaborne drybulk transportation industry may lead to decreases in charter and freight rates, which may have an adverse effect on our revenues, earnings and profitability and its ability to comply with its loan covenants. Going forward, rising protectionism and uncertainty concerning a trade war over tariffs may dampen growth in demand for some products, however, some analysts predict volumes will not change and may increase tonne-miles by disrupting historical trade patterns.

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
•global and regional economic and political conditions, including armed conflicts, terrorist activities, sanctions, embargoes and strikes;
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
•changes in national or international regulations that may effectively cause reductions in the carrying capacity of vessels or early obsolescence of tonnage; and
•changes in environmental and other regulations that may limit the useful lives of vessels or requires technological developments not yet perfected for commercialization.

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
We are subject to market risks relating to changes in LIBOR rates because we have significant amounts of floating rate debt outstanding. Moreover, in the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR may have been underreporting or otherwise manipulating the inter-bank lending rate applicable to them. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged LIBOR manipulation, and investigations by regulators and governmental authorities in various jurisdictions are ongoing. The publication of U.S. Dollar LIBOR for the one-week and two-month U.S. Dollar LIBOR tenors ceased on December 31, 2021, and the ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced the publication of all other U.S. Dollar LIBOR tenors will cease on June 30, 2023. It is not currently possible to predict the effect of any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. If LIBOR or any alternative reference rate were to increase significantly, the amount of interest payable on our outstanding indebtedness could increase significantly and could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Any change in drybulk carrier capacity in the future may result in lower charter and freight rates which, in turn, will adversely affect our profitability.

The global drybulk fleet has increased significantly over the past 10 years as a result of the large number of newbuilding orders placed throughout this period. Scrapping of older ships has helped curtail some of this new supply growth, but it has not been enough to materially offset the large net growth in the fleet. Supply growth momentum has slowed significantly in recent years as less and less newbuilding orders have been placed. During 2021, 433 newbuilding vessels were delivered to industry participants, and 57 vessels were scrapped, resulting in 3.6% net growth in the drybulk fleet on a DWT-adjusted basis.

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

In addition, as vessels grow older, they generally decline in value. If the market values of our owned vessels decrease, we may not be in compliance with certain covenants in our credit facilities secured by mortgages on our drybulk vessels unless we provide additional collateral or prepay a portion of the loan to a level where we are again in compliance with our loan covenants. We were in compliance with all covenants for the years ended December 31, 2021 and 2020.

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

Past terrorist attacks, as well as the threat of future terrorist attacks around the world, continue to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. Continuing conflicts, instability and other recent developments in Ukraine, the Middle East and elsewhere, and the presence of U.S. or other armed forces in Afghanistan and Syria, may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. Any of these occurrences could have a material adverse impact on our business, financial condition and results of operations.

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

For example, an economic slowdown in the Asia-Pacific region, especially in China, could negatively affect global economic markets and the market for drybulk shipping. Chinese drybulk imports have accounted for the majority of global drybulk transportation growth annually over the last decade, with recent demand growth driven by stronger iron ore and coal imports into China. Before the global economic financial crisis that began in 2008, China had one of the world’s fastest growing economies in terms of gross domestic product, or GDP, which had a significant impact on shipping demand. China and other countries in the Asia Pacific region may continue to experience slowed or even negative economic growth in the future. Our financial condition and results of operations, as well as our future prospects, would likely be hindered by a continuing or worsening economic downturn in any of these countries or geographic regions. Furthermore, there is a rising threat of a Chinese financial crisis resulting from massive personal and corporate indebtedness and “trade wars”. The International Monetary Fund has warned that continuing trade tensions, including significant tariff increases, between the United States and China could derail recovery from the impacts of COVID-19. We cannot assure you that the Chinese economy will not experience a significant contraction in the future.

The United States, the European Union and other parts of the world have likewise experienced relatively slow growth and weak economic trends since 2008. Over the past several years, the credit markets in the United States and Europe have improved, however, various economic and governmental factors, together with the concurrent volatility in charter rates and vessel values, may have a material adverse effect on our results of operations, financial condition and cash flows and could cause the price of our common shares to decline. An extended period of deterioration in the outlook for the world economy could reduce the overall demand for our services and could also adversely affect our ability to obtain financing on acceptable terms or at all.

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

We conduct most of our operations outside of the United States, and our business, results of operations, cash flows, financial condition and ability to pay dividends, if any, in the future may be adversely affected by changing economic, political and government conditions in the countries and regions where our vessels are employed or registered. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political conflicts, including the current political instability Ukraine, in the Middle East and the South China Sea region and other geographic countries and areas, geopolitical events such as Brexit, terrorist or other attacks, and war (or threatened war) or international hostilities, such as those between the United States and North Korea. Terrorist attacks as well as the frequent incidents of terrorism in the Middle East, and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks around the world, continues to cause uncertainty in the world's financial markets and may affect our business, operating results and financial condition. As a result of the above, insurers have increased premiums and reduced or restricted coverage for losses caused by terrorist acts generally. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

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
•limited second-hand market for the sale of vessels;
•limited financing for vessels;
•loan covenant defaults; and
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

Measures against COVID-19 in a number of countries have restricted crew rotations on our vessels, which may continue or become more severe. As a result, in 2021, we experienced and may continue to experience disruptions to our normal vessel operations caused by increased deviation time associated with positioning our vessels to countries in which we can undertake a crew rotation in compliance with such measures. Delays in crew rotations have led to issues with crew fatigue and may continue to do so, which may result in delays or other operational issues. We have had and expect to continue to have increased expenses due to incremental fuel consumption and days in which our vessels are unable to earn revenue in order to deviate to certain ports on which we would ordinarily not call during a typical voyage. We may also incur additional expenses associated with testing, personal protective equipment, quarantines, and travel expenses such as airfare costs in order to perform crew rotations in the current environment. In 2021, delays in crew rotations have also caused us to incur additional costs related to crew bonuses paid to retain the existing crew members on board and may continue to do so.

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

If our vessels call on ports located in countries or territories that is the subject of sanctions or embargoes imposed by the U.S., the European Union, the United Nations, or other governmental authorities, it could lead to monetary fines or other penalties and may adversely affect our reputation and the market for our securities.

Although no vessels operated by us have called on ports located in countries or territories that are the subject of country-wide or territory-wide sanctions or embargoes imposed by the U.S. government or other governmental authorities (“Sanctioned Jurisdictions”) in violation of applicable sanctions or embargo laws in 2021, and we endeavor to take precautions designed to mitigate such risk, it is possible that, in the future, our vessels may call on ports located in Sanctioned Jurisdictions on our charterers’ instructions and/or without our consent. If such activities result in a violation of sanctions or embargo laws, we could be subject to monetary fines, penalties, or other sanctions, and our reputation and the market for our common shares could be adversely affected.

Sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or expanded over time. Current or future counterparties of ours may be affiliated with persons or entities that are or may be in the future the subject of sanctions or embargoes imposed by the U.S., the EU, and/or other international bodies. If we determine that such sanctions require us to terminate existing or future contracts to which we, or our subsidiaries, are party or if we are found to be in violation of such applicable sanctions, our results of operations may be adversely affected or we may suffer reputational harm. The Company, or its respective counterparty, have cancelled certain voyages due to countries around the world imposing sanctions against Russia over its invasion of Ukraine. The Company might be subject to litigation regarding canceled voyages. Although the current market remains strong, and the Company expects to deploy vessels on other voyage and time charter arrangements, the rates achieved may not be at the same levels as the cancelled voyages.

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

The operation of our vessels is affected by the requirements set forth in the United Nations’ International Maritime Organization’s International Management Code for the Safe Operation of Ships and Pollution Prevention, or ISM Code. The ISM Code requires ship owners and ship managers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation for dealing with emergencies. The failure of a shipowner to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports. Each of the vessels owned or operated by us is ISM Code-certified.

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

Regulations relating to ballast water discharge may adversely affect our revenues and profitability.

The UN International Maritime Organization has imposed updated guidelines for ballast water management systems specifying the maximum amount of viable organisms allowed to be discharged from a vessel’s ballast water. Depending on the date of the IOPP renewal survey, existing vessels constructed before September 8, 2017 must comply with the updated D-2 standard on or after September 8, 2019. For most vessels, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms. Ships constructed on or after September 8, 2017 are to comply with the D-2 standards on or after September 8, 2017 and the costs of compliance may be substantial and adversely affect our revenues and profitability.

Furthermore, United States regulations are currently changing. Although the 2013 Vessel General Permit (“VGP”) program and U.S. National Invasive Species Act (“NISA”) are currently in effect to regulate ballast discharge, exchange and installation, the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018, requires that the EPA develop national standards of performance for approximately 30 discharges, similar to those found in the VGP within two years. On October 26, 2020, the EPA published a Notice of Proposed Rulemaking for Vessel Incidental Discharge National Standards of Performance under VIDA. Within two years after the EPA publishes its final Vessel Incidental Discharge National Standards of Performance, the U.S. Coast Guard must develop corresponding implementation, compliance and enforcement regulations regarding ballast water. The new regulations could require the installation of new equipment, which may cause us to incur substantial costs.

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

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our Environmental, Social and Governance ("ESG") policies may impose additional costs on us or expose us to additional risks.

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

We may operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and have adopted a code of business conduct and ethics which is consistent and in full compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”). We are subject, however, to the risk that we, our affiliated entities or our or their respective officers, directors, employees and agents may take actions determined to be in violation of such anti-corruption laws, including the FCPA. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

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

We expect to derive a significant part of our revenue and cash flow from a relatively small number of repeat customers. For the year ended December 31, 2021, no customer accounted for more than 10% of total revenue and all of our top ten customers, representing 36% of total revenue, are repeat customers. If one or more of our significant customers is unable to perform under one or more charters or COAs and we are not able to find a replacement charter or COA; or if a customer exercises certain rights to terminate the charter or COA, we could suffer a loss of revenues that could materially adversely affect our business, financial condition, results of operations and cash available for distribution as dividends to our shareholders.

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

Non-compliance with any of our financial covenants or operating restrictions contained in our credit facilities may constitute an event of default under our credit facilities, which, unless cured within the grace period set forth under the applicable credit facility, if applicable, or waived or modified by our lenders, provides our lenders with the right to, among other things, require us to post additional collateral, enhance our equity and liquidity, increase our interest payments, pay down our indebtedness to a level where we are in compliance, sell vessels in our fleet, reclassify our indebtedness as current liabilities, accelerate our indebtedness, or foreclose their liens on our vessels and the other assets securing the credit facilities, which would impair our ability to continue to conduct our business. As of December 31, 2021, we are in compliance with covenants contained in our debt agreements. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Borrowing Activities.”

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

We are a “smaller reporting company” and an "accelerated filer" and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common shares less attractive to investors.

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

The hull and machinery of every commercial vessel must be classed by a classification society authorized by its country of registry. The classification society certifies that a vessel is safe and seaworthy in accordance with the applicable rules and regulations of the country of registry of the vessel and the United Nations Safety of Life at Sea Convention. Our owned fleet is currently enrolled with DNV GL Group (DNV), and Nippon Kaiji Kyokai (NK).

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

We estimate the useful life of our vessels to be 25 or 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of our vessels range from 8 - 30 years, depending on the age and type of vessel. The average age of our owned drybulk carriers at the time of this filing is approximately 9 years. A portion of our cash flows and income are dependent on the revenues earned by employing our vessels. If we are unable to replace the vessels in our fleet at the end of their useful lives, our business, results of operations, financial condition and ability to pay dividends could be materially and adversely affected. We currently do not maintain reserves for vessel replacements. We intend to finance vessel replacements from internally generated cash flow, borrowings under our credit facilities or additional equity or debt offerings.

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

We depend on the efforts, knowledge, skill, reputations and business contacts of our Chief Executive Officer, Mark Filanowski, our Chief Financial Officer, Gianni Del Signore, and other key employees, including Mads Boye Petersen, Peter Koken, Robert Seward, Neil McLaughlin and Fotis Doussopoulos. Accordingly, our success will depend on the continued service of these individuals. We do not have employment agreements with our executive officers or employees. We may experience departures of senior executive officers and other key employees, and we cannot predict the impact that any of their departures would have on our ability to achieve our financial objectives. The loss of the services of any of them could have a material adverse effect on our business, results of operations and financial condition.

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

We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. A cyber-attack could result in significant expenses to investigate and repair security breaches or system damages and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and diminished customer confidence. In addition, our remediation efforts may not be successful, and we may not have adequate insurance to cover these losses.

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

Holders of Record

As of the close of business on March 14, 2022, there were approximately 13 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

Under our By-laws, our board of directors may declare dividends or distributions out of contributed surplus and may also pay interim dividends to be paid in cash, shares of the Company’s stock or any combination thereof. Our board of directors’ objective is to generate competitive returns for our shareholders. Any dividends declared will be in the sole discretion of the board of directors and will depend upon earnings, restrictions in our debt agreements described later in this prospectus, market prospects, current capital expenditure programs and investment opportunities, the provisions of Bermuda law affecting the payment of distributions to shareholders and other factors. Under Bermuda law, the board of directors has no discretion to declare or pay a dividend if there are reasonable grounds for believing that the Company is, or would after the payment be, unable to pay its liabilities as they become due or the realizable value of the Company’s assets would thereby be less than its liabilities.

In addition, since we are a holding company with no material assets other than the shares of our subsidiaries through which we conduct our operations, our ability to pay dividends will depend on our subsidiaries’ distributing to us their earnings and cash flows. The Company paid a quarterly cash dividend of $0.035 per common share commencing in May 2019. In March 2020 the Company suspended its dividend due to the uncertainty caused by COVID-19 global pandemic and resumed its quarterly cash dividends payouts in December 2020. We cannot assure you that we will be able to pay regular quarterly dividends, and our ability to pay dividends will be subject to the limitations set forth above and in the section of this Form 10-K titled “Risk Factors.” The Company has dividends payable of $0.2 million at December 31, 2021. On February 16, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per common share, to be paid on March 15, 2022, to all shareholders of record as of March 1, 2022.

Use of Proceeds

Not applicable

Purchases of Equity Securities by Issuer and Affiliates

Not applicable

Securities Authorized for Issuance Under Equity Compensation Plan

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plan.

 ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except shipping days data)	As of and for the years ended December 31,
	2021	2020
Selected Data from the Consolidated Statements of Income
Voyage revenue	$614,482	$349,738
Charter revenue	103,622	33,158
Total revenue	718,104	382,896
Voyage expense	219,623	161,881
Charter hire expense	334,953	127,769
Vessel operating expenses	42,715	38,047
Total cost of transportation and service revenue	597,291	327,697
Vessel depreciation and amortization	22,874	16,928
Gross Profit	97,939	38,271
Other operating expenses	19,067	16,042
Loss on impairment of vessels	—	1,801
Loss on sale of vessels	—	730
Income from operations	78,872	19,697
Total other expense, net	(6,499)	(7,005)
Net income	72,374	12,692
Income attributable to noncontrolling interests	(5,147)	(1,340)
Net income attributable to Pangaea Logistics Solutions Ltd.	$67,227	$11,352

Net income from continuing operations per common share information
Basic income per share	$1.53	$0.26
Diluted income per share	$1.50	$0.26
Weighted-average common shares Outstanding - basic	43,997	43,418
Weighted-average common shares Outstanding - diluted	44,849	43,817
Cash dividends declared per share	$0.11	$0.02

Adjusted EBITDA (1)	105,079	42,581

Shipping Days (2)
Voyage days	15,932	14,756
Time charter days	3,963	3,021
Total shipping days	19,895	17,777

TCE Rates ($/day)	$25,056	$12,433

Selected Data from the Consolidated Balance Sheets
Cash, restricted cash and cash equivalents	$56,209	$48,397
Total assets	$707,024	$450,404
Total secured debt, including obligations under finance leases	$306,719	$159,389
Total shareholders' equity	$300,681	$234,431

Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$61,745	$20,836
Net cash used in investing activities	$(197,792)	$(6,888)
Net cash provided by (used in) financing activities	$143,859	$(18,606)

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

The reconciliation of gross profit to net transportation and service revenue and income from operations to Adjusted EBITDA is as follows:

(in thousands)	Years Ended December 31,
	2021	2020
Net Transportation and Service Revenue (3)
Gross Profit (4)	$97,939	$38,271
Add:
Vessel Depreciation and Amortization	22,874	16,928
Net transportation and service revenue	$120,813	$55,199

Adjusted EBITDA
Net Income	$72,374	$12,692
Interest expense, net	11,514	7,831
Depreciation and amortization	22,974	17,055
EBITDA	$106,862	$37,578
Loss on sale of vessel	—	730
Loss on impairment of vessels	—	1,801
Share-based compensation	2,103	2,315
Unrealized (gain) loss on derivative instruments, net	(3,886)	156
Adjusted EBITDA	$105,079	$42,580

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

(4)Gross profit represents total revenue less total cost of transportation and service revenue and less vessel depreciation and amortization.

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

Revenue Recognition: Revenues are generated from time charters and voyage charters. Time charter revenues are recognized on a straight-line basis over the term of the respective time charter agreements as service is provided. Voyage revenues represent revenues earned by the Company, principally from providing transportation services under voyage charters. A voyage charter involves the carriage of a specific amount and type of cargo on a load port to discharge port basis, subject to various cargo handling terms. Under a voyage charter, the service revenues are earned and recognized ratably over the duration of the voyage. A contract is accounted for when it has approval and commitment from both parties, the rights and payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

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

Charter revenues relate to a time charter arrangement under which the Company is paid to provide transportation services on a per day basis for a specified period of time. Revenues from time charters are earned and recognized on a straight-line basis over the term of the charter, as the charters do not fall under the scope of ASC 606. Revenue is not earned when vessels are offhire.

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

The Company concluded that no triggering event had occurred during the twelve months ended December 31, 2021 which would require impairment testing.

The Company concluded that no triggering event had occurred during the first, third and fourth quarter of 2020 which would require impairment testing. During the second quarter of 2020, the Company determined that a triggering event occurred related to the sale of a vessel, as the carrying value exceeded its fair value. A loss on impairment of $1.8 million was recorded in the second quarter of 2020 when the Memorandum of Agreement was signed. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amount and as such, no additional loss on impairment was recognized.

The table set forth below indicates the purchase price of the Company’s vessels and the net carrying amount of each vessel as of December 31, 2021.

(In thousands of U.S. dollars)

Vessel Name	Date Acquired	Size	Year Build	Purchase Price	Net Carrying Amount
m/v Bulk Endurance	January 2017	UMX - 1C	2017	$28,000	$23,070
m/v Bulk Destiny	January 2017	UMX - 1C	2017	24,000	20,075
m/v Bulk Courageous	April 2021	UMX	2013	16,798	16,357
m/v Nordic Oasis	January 2016	PMX-1A	2016	32,600	27,650
m/v Nordic Olympic	February 2015	PMX-1A	2015	32,600	25,983
m/v Nordic Odin	February 2015	PMX-1A	2015	32,625	26,074
m/v Nordic Oshima	September 2014	PMX-1A	2014	33,709	25,612
m/v Nordic Orion	April 2012	PMX-1A	2011	32,363	23,057
m/v Nordic Odyssey	April 2012	PMX-1A	2010	32,691	22,456
m/v Bulk Valor	June 2021	SMX	2013	18,182	17,797
m/v Bulk Friendship	September 2019	SMX	2011	14,447	14,526
m/v Bulk Independence	May 2019	SMX	2008	14,393	13,467
m/v Bulk Pride	December 2017	SMX	2008	14,023	13,561
m/v Bulk Trident	September 2012	SMX	2006	17,010	12,459
m/v Bulk Freedom	June 2017	SMX	2005	9,016	8,477
m/v Bulk Newport	September 2013	SMX	2003	15,546	11,567
m/v Bulk Spirit	February 2019	SMX	2009	13,000	12,293
m/v Bulk Pangaea	December 2009	PMX	1996	26,500	11,802
m/v Bulk Xaymaca (1)	August 2018	PMX	2006	14,010	12,662
m/v Bulk Promise	July 2021	PMX	2013	18,633	18,307
m/v Nordic Nuluujaak	May 2021	Post Panamax 1A	2021	38,424	38,949
m/v Nordic Qinngua	June 2021	Post Panamax 1A	2021	38,471	38,838
m/v Nordic Sanngijuq	September 2021	Post Panamax 1A	2021	37,920	38,377
m/v Nordic Siku	November 2021	Post Panamax 1A	2021	37,935	38,776
Miss Nora G. Pearl	November 2017	Deck Barge	1979	3,833	2,715
Total				$596,728	$514,908

(1) Formerly known as m/v Bulk PODS.

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

Business Overview

The seaborne drybulk transportation industry is cyclical and can be volatile. In 2021 drybulk freight markets reached levels not seen in a decade driven by strong global demand in major and minor bulks, and supply constraints driven by lack of supply and port congestion. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 2,956 for 2021, up from an average of 1,085 for 2020. Seasonal volatility within the year resulted in an intra-year low of 1,452 BDI in January and a high of 5,167 in September, which was this highest level since 2008. More specifically, and reflecting the composition of the Company's fleet, the average published market index rates for Supramax and Panamax vessels increased approximately 214% from an average of $8,020 in 2020 to $25,146 in 2021. We have historically experienced fluctuations in our results of operations on a quarterly and annual basis. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including dislocation in supply of vessels, demand for commodities carried on our vessels, competition, and seasonality.

Given the possibilities of wave surges of COVID-19 globally and the uncertainty where they may impact in the future, we have taken steps to manage operating costs, further enhance our financial flexibility, selectively deploy our capital, and protect the health and safety of our crew and shore based employees. Consistent with our chartering strategy we have redelivered chartered-

in vessels when possible and continue to charter in new vessels, when needed, for short term periods dependent on market conditions at the time. We have implemented stricter protocols around crew changes, and required quarantine periods, and shore based employees in our Newport, Copenhagen, Singapore and Athens offices continue to comply with local and international guidelines.

TCE Performance

The Company's TCE rates increased 102% from $12,433 for year ended December 31, 2020 to $25,056 for the year ended December 31, 2021. The average supramax and panamax market index rates for 2021 were $25,146 per day. Pangaea’s earned TCE rates were on par with or below the market index during the first three quarters due to the impact of timing of pricing and duration of performing voyages in a rapidly rising market as well as the impact of performance of voyages on fixed freight rates from our long term contracts of affreightment that are less than spot market rates. However, in the fourth quarter of 2021, the Company's achieved TCE rates outperformed the average of the Baltic panamax and supramax market indexes and exceeded the average market rates by approximately 16%. This was the result of the factors noted above, specifically, the pricing and performing of voyages on fixed freight rates as the prevailing market declined as part of the Company's strategy of protecting downside exposure to declining markets.

2021 Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. of $67.2 million as compared to $11.4 million for the year ended December 31, 2020.
•Income from operations of $78.9 million, up from $19.7 million for 2020.
•Earnings per share were $1.50 as compared to $0.26 for the year ended December 31, 2020.
•Cash flow from operations of $61.7 million, compared to $20.8 million for the prior year.
•Pangaea's TCE rates increased 102% to $25,056 from $12,433 in 2020.
•At December 31, 2021, Pangaea had $56.2 million in cash and cash equivalents.

Results of Operations

Fiscal Year Ended December 31, 2021 Compared to Fiscal Year Ended December 31, 2020

Revenues

Pangaea’s revenues are derived predominantly from voyage charters and time charters. Total revenue for the fiscal year ended December 31, 2021, was $718.1 million compared to $382.9 million, for the same period in 2020. The number of shipping days increased 12% to 19,895 in the fiscal year ended December 31, 2021, from 17,777 for the same period in 2020. The revenue increase was due to a 102% increase in the average TCE rate, which was $25,056 per day for the twelve months ended December 31, 2021, compared to $12,433 per day for the same period in 2020.

Components of revenue are as follows:

Voyage revenues for the fiscal year ended December 31, 2021, increased 76% to $614.5 million from $349.7 million for the same period in 2020. The increase in voyage revenues was primarily due to higher average TCE rates as noted above. The number of voyage days of increased 8% to 15,932 for the twelve months ended December 31, 2021 from 14,756 for the same period in 2020.

Charter revenues increased 213% to $103.6 million for the year ended December 31, 2021 from $33.2 million for the year ended December 31, 2020. The increase in charter revenues was due to an increase in drybulk market rates and an increase in time charter days, which were up 31% to 3,963 in 2021 from 3,021 in 2020. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charters arrangements.

Voyage Expenses

Voyage expenses for the fiscal year ended December 31, 2021 were $219.6 million compared to $161.9 million for the year ended 2020, an increase of approximately 36%. The increase was primarily attributable to an increase in bunker costs, port expenses and canal fees. Further voyage days increased by 8% to 15,932 days in the twelve months ended December 31, 2021 from 14,756 days for the same period in 2020. Total costs of bunkers consumed increased by 45% for the twelve months ended December 31, 2021 compared to the same period in 2020 due to the increasing market price for bunkers. Port expenses increased by 22% compared to prior year as a result of increased canal fees incurred in the current year.

Charter Hire Expenses

The Company charters in vessels, typically on short term basis, from other shipowners to supplement its owned fleet. Charter hire expenses paid to third party shipowners were $335.0 million for the year ended December 31, 2021, compared to $127.8 million for the year ended December 31, 2020, a 162% increase. The increase in charter hire expenses was primarily due to an increase in market rates to charter-in vessels. The average published market rates for Supramax and Panamax vessels increased approximately 214% from an average of $8,020 in 2020 to $25,146 in the same period of 2021. Additionally, the number of chartered-in days increased 11% from 11,554 days in the twelve months ended December 31, 2020 to 12,859 days for the twelve months ended December 31, 2021 as the Company limited its exposure to the prevailing market in 2020 due to the impacts of COVID-19 and subsequently increased the chartered-in fleet to meet increasing demand in 2021. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses increased 12%, from $38.0 million for the year ended December 31, 2020 to $42.7 million for the year ended December 31, 2021. The increase in vessel operating expenses was predominantly due to an increase in owned days resulting from the acquisition of vessels in 2021. Excluding technical management fees, vessel operating expenses on a per day basis were $5,260 for the twelve months ended December 31, 2021 and $5,432 for the twelve months ended December 31, 2020. Technical management fees were approximately $3.9 million and $3.6 million, respectively, for the twelve months ended December 31, 2021 and 2020, respectively.

General and Administrative Expenses

General and administrative expenses increased from $15.9 million for the year ended December 31, 2020 to $19.0 million for the year ended December 31, 2021. The increase was primarily due to an increase in incentive compensation.

Depreciation and Amortization

Depreciation and amortization expense increased $5.9 million or 35%. The increase was primarily due to the 16% increase in ownership days to 7,383 days in 2021 from 6,343 days in 2020. The increase in ownership days is due to the acquisition of vessels, as noted above, which was part of a fleet renewal plan. The increase in depreciation and amortization expense is also due to an increase in the cost base of our owned fleet due to the capitalization of ballast water treatment systems ("BWTS") on our vessels.

Loss on sale of vessels

The Company recorded a loss of $0.7 million on the sale of the m/v Bulk Beothuk, and m/v Bulk Patriot, offset by a small gain on the sale of the m/v Nordic Barents in the year ended December 31, 2020. No loss on sales of vessels were recorded in the year ended December 31, 2021.

Impairment of vessels

During the twelve months ended December 31, 2020, the Company recorded $1.8 million of impairment of vessel assets. On June 29, 2020 the Company entered into an agreement to sell the Bulk Beothuk for $4.6 million, the sale was finalized and the vessel delivered to its new owner on August 4, 2020. A loss on impairment of $1.8 million was recorded in the second quarter of 2020 when the Memorandum of Agreement was signed as the carrying value of the assets exceeded the fair value. No loss on impairment of vessels were recorded in the year ended December 31, 2021.

Unrealized (Loss) Gain on Derivative Instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts with forward freight agreements or bunker swaps. The usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The Company recorded an unrealized gain on derivative instruments of $3.9 million in the year ended December 31, 2021 and recorded an unrealized loss of $0.2 million in the year ended December 31, 2020. Refer to Note 6 Margin Account, Derivative and Fair Value Measures to the consolidated financial statements for further information.

Liquidity and Capital Resources

Liquidity and Cash Needs

The Company has historically financed its capital requirements with cash flow from operations, the issuance of common stock, proceeds from non-controlling interests, and proceeds from long-term debt and finance lease financing arrangements. The Company has used its capital primarily to fund operations, vessel acquisitions, and the repayment of debt and the associated interest expense. The Company may consider debt or additional equity financing alternatives from time to time. However, if market conditions deteriorate, the Company may be unable to raise additional debt or equity financing on acceptable terms or at all. As a result, the Company may be unable to pursue opportunities to expand its business.

At December 31, 2021 and 2020, the Company had working capital of $72.2 million and $0.5 million, respectively, an increase primarily due to the refinancing of Bulk Nordic Odin, Bulk Nordic Olympic, Bulk Nordic Oshima, and Bulk Nordic Oasis Loan Agreements in 2021. The increase in working capital is also due to an increase in accounts receivable due to increased revenue in 2021.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $61.7 million in 2021, and $20.8 million in 2020; its excess of cash and cash restricted by facility agents over the current portion of secured long-term debt and finance lease obligations, and its focus on contract employment (COAs). In addition, the Company has demonstrated its ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments and react to volatile market rates. The Company believes that future operating cash flows together with cash on hand, availability of borrowings, and contributions from non-controlling interests will be sufficient to meet our future operating and capital expenditure cash requirements for the next 12 months and the foreseeable future. For more information on the results of operations, see Part II. ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, and to capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned or partially owned and controlled fleet at December 31, 2021 includes: nine Panamax drybulk carriers (six of which are Ice-Class 1A); eight Supramax drybulk carriers, three Ultramax drybulk carriers (Two of which are Ice-Class IC), and four Post Panamax Ice Class 1A drybulk vessels.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. This includes installation of BWTS required under new regulations, the cost of which will be $0.5 million to $0.7 million per vessel. The Company has some flexibility regarding the timing of drydocking, but the total cost is unpredictable. The Company expects to perform two special surveys in 2022 at an aggregate total cost of approximately $3.0 million. The Company expects to perform three intermediate surveys in 2022 at an aggregate total cost of approximately $1.5 million. The Company estimates that offhire related to the surveys and related repair work is ten to twenty days per vessel, depending on the size and condition of the vessel. Funding of these requirements is anticipated to be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period.

The following table summarizes Pangaea’s net cash flows from operating, investing and financing activities for the fiscal years ended December 31, 2021 and 2020:

(in millions)	2021	2020
Net cash provided by operating activities	$61.7	$20.8
Net cash used in investing activities	$(197.8)	$(6.9)
Net cash provided by (used in) financing activities	$143.9	$(18.6)

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2021 was $61.7 million, compared to net cash provided by operating activities of $20.8 million during the year ended December 31, 2020. The cash flows from operating activities increased primarily due to the increase in income from operations, partially offset by the impact of changes in working capital.

Investing Activities

Net cash used in investing activities was $197.8 million for 2021, which consists primarily $196.6 million for vessel acquisitions and investments in non-consolidated subsidiaries for $1.1 million.

Net cash used in investing activities was $6.9 million for 2020, which consists primarily of $15.0 million paid to acquire an additional one-third interest in NBHC. Refer to Note11 Other Long-Term Liabilities for further information. This use of cash was offset by proceeds from the sale of three vessels of $11.7 million.

Financing Activities

Net cash provided by financing activities in 2021 was $143.9 million compared to net cash used in financing activities of $18.6 million for the same period of 2020. During the twelve months ended December 31, 2021, the Company received $220.3 million in proceeds from long-term debt and finance leases and $9.2 million in proceeds from non-controlling interest recorded as a long-term liability. The Company repaid $62.0 million of long term debt, $9.9 million of finance leases and $2.5 million of other long term liabilities. The Company also paid $5.5 million of common stock cash dividends and $3.3 million cash dividends to non-controlling interests.

Net cash used in financing activities was $18.6 million for 2020, which consists of $18.0 million of proceeds from secured credit facilities; repayments of $23.0 million on credit facilities and repayments of $12.5 million on financing arrangements.

Borrowing Activities

Long-term debt consists of the following:

	December 31, 2021	December 31, 2020	Interest Rate (%) (1)	Maturity Date
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Loan Agreement	$—	$25,466,300		Not applicable
Bulk Nordic Oasis Ltd. Loan Agreement	—	14,000,000		Not applicable
Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement	—	12,004,295		Not applicable
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	16,224,189	18,000,000	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3) (4)	49,400,000	—	3.38%	June 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (5)
Bulk Nordic Six Ltd. - Tranche A (2)	11,166,661	12,233,329	4.39%	May 2024
Bulk Nordic Six Ltd. - Tranche B	2,330,000	2,590,000	2.53%	May 2024
Bulk Pride - Tranche C (2)	4,100,000	5,200,000	5.39%	May 2024
Bulk Independence - Tranche E (2)	11,500,000	12,500,000	3.54%	May 2024
Bulk Freedom Loan Agreement	2,600,000	3,200,000	3.95%	June 2022
Bulk Valor Corp. Loan and Security Agreement (2)	12,718,279	—	3.29%	June 2028
Bulk Promise Corp.	12,453,926	—	2.43%	October 2027
109 Long Wharf Commercial Term Loan	484,066	593,666	2.09%	April 2026
Total	$122,977,121	$105,787,590
Less: unamortized bank fees (6)	(1,697,209)	(643,018)
	$121,279,912	$105,144,572
Less: current portion	(15,443,115)	(57,382,674)
Secured long-term debt, net	$105,836,797	$47,761,898

(1)As of December 31, 2021.
(2)Interest rates on the loan facilities are fixed.
(3)The borrowers under this facility are owned by NBHC. The Company has two-third's ownership interest and STST has one-third ownership interest in NBHC. NBHC is consolidated in accordance with ASC 810-10 and as such, amounts pertaining to the non-controlling ownership held by the third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets.
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
(6)A portion of unamortized debt issuance costs were reclassified as a reduction of the finance leases liabilities. Refer to Note 10 "Commitments and Contingencies" for additional information.

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

The agreement requires repayment of the advances as follows:

In respect of the Odin and Olympic advances, repayment to be made in 28 equal quarterly installments of $375,000 per borrower (one of which was paid prior to the amendment by each borrower) and the loan was repaid in full on April 26, 2021.

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

In respect of the Oshima advance, repayment to be made in 28 equal quarterly installments of $375,000 and the loan was repaid in full on April 26, 2021.

The Bulk Nordic Oasis Ltd. - Loan Agreement - Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and the loan was repaid in full on April 26, 2021.

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

The loan is secured by a first preferred mortgage on the m/v Nordic Odyssey and m/v Nordic Orion, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of December 31, 2021 the Company was in compliance with its financial covenants.

Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., and Bulk Nordic Oasis (MI) Corp. Facility Agreement dated April 26, 2021

On April 26, 2021, NBHC entered into a new Senior Secured Term Loan Facility with two new lenders. The agreement advanced $53.0 million in respect of the m/v Nordic Oshima, m/v Nordic Olympic, m/v Nordic Odin and m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly principal installments of $1,200,000 beginning on June 15, 2021 and a balloon payment of $24,200,000 due in March 2027. Interest on this advance is fixed at 3.38% effective May 5, 2021. The Loan is secured by a first lien on m/v Nordic Bulk Oshima, m/v Nordic Bulk Odin, m/v Nordic Bulk Olympic and m/v Nordic Bulk Oasis. The Company used a portion of the proceeds of the loan to repay the outstanding balance of $51.5 million for the Nordic Oshima, Nordic Odin, Nordic Olympic and Nordic Oasis loan facilities which was set to mature on October 1, 2021. As of December 31, 2021 the Company was in compliance with its financial covenants.

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

The agreement also advanced $3,500,000 under Tranche B, which is payable in 28 equal quarterly installments of $65,000 beginning on September 27, 2017, and a balloon payment of $1,745,000 due with the final installment in May 2024. Interest on this advance is floating at LIBOR plus 1.70% (2.55% at December 31, 2021) through March 2021, and thereafter at LIBOR plus 2.4%.

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

The loan is secured by first preferred mortgages on the m/v Bulk Endurance, the m/v Bulk Pride and the m/v Bulk Independence, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2021 and December 31, 2020, the Company was in compliance with these covenants.

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due on June 14, 2022 with the final installment. The facility bears interest at LIBOR plus a margin of 3.75% (3.95% at December 31, 2021).

The loan is secured by a first preferred mortgage on the m/v Bulk Freedom, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2021 and December 31, 2020, the Company was in compliance with these covenants.

109 Long Wharf Commercial Term Loan
Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00% (2.09% at December 31, 2020). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At December 31, 2021 and December 31, 2020, the Company was in compliance with these covenants.

The Bulk Valor Corp. Loan Agreement -- Dated June 17, 2021

The agreement advanced $13,350,000 in respect of the m/v Bulk Valor on June 17, 2021. The agreement requires repayment of the loan in 28 quarterly installments commencing on September 17, 2021. A balloon payment is due on June 17, 2028. Interest on this advance is fixed at 3.29%. The loan is secured by a first preferred mortgage on the m/v

Bulk Valor, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. As of December 31, 2021 the Company was in compliance with its financial covenants.

The Bulk Promise Corp. Loan Agreement -- Dated July 12, 2021

The agreement advanced $12,800,000 in respect of the m/v Bulk Promise on July 7, 2021. The agreement requires repayment of the loan in 24 quarterly installments of $346,074 commencing on October 15, 2021. A balloon payment of $4,494,224 is due on October 15, 2027. Interest on this advance is floating at three-month LIBOR plus 2.30%. The loan is secured by a first preferred mortgage on the m/v Bulk Promise, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. As of December 31, 2021 the Company was in compliance with its financial covenants.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,

2022	$15,443,115
2023	12,940,758
2024	31,857,187
2025	9,718,626
2026	9,761,812
Thereafter	43,255,623
$122,977,121
Related Party Transactions

Amounts and notes payable to related parties consist of the following:

	December 31, 2020	Activity	December 31, 2021
Included in trade accounts receivable and voyage revenue on the consolidated balance sheets and statements of income, respectively:
Trade receivables due from King George Slag(i)	$106,959	$(106,959)	$—

Included in accounts payable and accrued expenses on the consolidated balance sheets:
Trade payables due to Seamar (ii)	$4,151,192	$(1,303,282)	$2,847,910
Commissions payable (trade payables) (iii)	—	38,896	38,896

Included in current related party notes payable on the consolidated balance sheets:
Interest payable – 2011 Founders Note	242,852	—	242,852
Total current related party notes payable	$242,852	$—	$242,852

i.King George Slag LLC is a joint venture of which the Company owns 25% at December 31, 2021 and 2020.
ii.Seamar Management S.A. ("Seamar") is a joint venture of which the Company owns 51% at December 31, 2021 and 2020.
iii.Phoenix Bulk Carriers (Brasil) Intermediacoes Maritimas Ltda. - a wholly-owned Company of a member of the Board of Directors

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operation of some of the Company’s owned vessels. During the years ended December 31, 2021 and 2020, the Company incurred technical management fees of $2,847,120 and $2,761,800 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at December 31, 2021 and 2020, (including amounts due for vessel operating expenses), were $2,847,910 and $4,151,192, respectively.

Accrued dividends consist of the following:

	2013 common stock dividend (2)	Dividends payable on issued and outstanding common stock(1)	Total
Balance at December 31, 2019	$478,359	$153,602	$631,961
Accrued dividend	—	908,955	908,955
Paid in cash	(478,359)	(56,794)	(535,153)
Balance at December 31, 2020	—	1,005,763	1,005,763
Accrued dividend	—	4,743,263	4,743,263
Paid in cash	—	(5,535,261)	(5,535,261)
Balance at December 31, 2021	$—	$213,765	$213,765

(1) Accrued dividends on unvested restricted shares under the Company's incentive compensation plan.

Effect of Inflation

The Company believes that its business benefits during periods of elevated inflation and positive demand growth, as higher charter rates, and net revenues, more than offset increases in costs relating to vessel operating expenses, drydocking, and general and administrative.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2021 or 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management's Report on Internal Control Over Financial Reporting

Management of Pangaea Logistic Solutions Ltd. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management, Board of Directors, and shareholders regarding the preparation and fair presentation of the Company’s published financial statements in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

There are inherent limitations to the effectiveness of any system of internal control over financial reporting. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with accounting principles generally accepted in the United States of America. Our internal controls over financial reporting are subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in May 2013.

Based on the results of this assessment, management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm on Internal Control over Financial Reporting

The Company’s internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Mark L. Filanowski	67	Chief Executive Officer and Director
Gianni Del Signore	39	Chief Financial Officer
Carl Claus Boggild	65	Lead Independent Director
Anthony Laura	69	Director
Richard T. du Moulin	75	Chairman of the Board, Director
Eric S. Rosenfeld	64	Director
David D. Sgro	45	Director

Class I Directors with Terms Expiring in 2024

Eric S. Rosenfeld. Mr. Rosenfeld serves as a director of the Company. Eric Rosenfeld, 64, of New York, New York, U.S.A., has been the President and Chief Executive Officer of Crescendo Partners, L.P., a New York based investment firm, since its formation in November 1998. Prior to forming Crescendo Partners, he held the position of Managing Director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. for 14 years. Mr. Rosenfeld currently serves as lead independent director for Primo Water Corp, a water delivery and filtration company, and CPI Aero (Chairman Emeritus), a company engaged in the contract production of structural aircraft parts. He is also on the board at Aecon Group, Inc., a construction company, and Algoma Steel, Inc., a fully integrated producer of hot and cold rolled steel products. Mr. Rosenfeld has also served as Chairman and CEO for Arpeggio Acquisition Corporation, Rhapsody Acquisition Corporation, Trio Merger Corp, Quartet Merger Corp and Harmony Merger Corp., all blank check corporations that later merged with Hill International, Primoris Services Corporation, SAExploration Holdings, Pangaea Logistics Solutions Ltd and NextDecade Corporation respectively. Mr. Rosenfeld is also the Chief SPAC Officer of Legato Merger Corp II., a blank check corporation. Mr. Rosenfeld has also served as the Chief SPAC Officer of Legato Merger Corp, a blank check corporation that later merged with Algoma Steel, Inc. Mr. Rosenfeld is also currently the CEO of Allegro Merger Corp, a non-listed shell company. He was also a director of Canaccord Genuity Group, a full-service financial services company, NextDecade Corporation, a development stage company building natural gas liquefaction plants, Absolute Software Corp., a leader in firmware-embedded endpoint security and management for computers and ultraportable devices, AD OPT Technologies, an airline crew planning service, Sierra Systems Group Inc., an information technology, management consulting and systems integration firm, Emergis Inc., an electronic commerce company, Hill International, a construction management firm, Matrikon Inc. a company that provides industrial intelligence solutions, DALSA Corp., a digital imaging and semiconductor firm, HIP Interactive, a video game company, GEAC Computer, a software company, Computer Horizons Corp. (Chairman), an IT services company, Pivotal Corp, a cloud software firm, Call-Net Enterprises, a telecommunication firm Primoris Services Corporation, a specialty construction company, and SAExploration Holdings, a seismic exploration company.

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

Mark L. Filanowski. Mr. Filanowski was appointed to the position of Chief Executive Officer of the Company in December 2021. He served as Pangaea’s Chief Operating Officer from 2016 until his appointment as CEO, was a consultant to the Company from 2014 to 2016, and he has been a board member of the Company since 2014. Mr. Filanowski formed Intrepid Shipping LLC with another board member, Richard du Moulin, in 2002. From 1989 to 2002, he served as Chief Financial Officer and Senior Vice President at Marine Transport Corporation. Mr. Filanowski was Vice President and Controller at Armtek Corporation from 1984 to 1988. Mr. Filanowski started his career at Ernst & Young and worked as a Certified Public Accountant at EY from 1976 to 1984. He has served as the Chairman of the Board at Arvak and at Shoreline Mutual (Bermuda) Ltd., both marine insurance companies. He earned a BS from the University of Connecticut and an MBA from New York

University. Mr. Filanowski’s experience in many aspects of the shipping industry, his participation as a director on other independent company boards, and his financial background, qualifications, and experience, make him a valuable part of the Company’s board.

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

David D. Sgro. Mr. Sgro serves as a director of the Company. Mr. Sgro served as Quartet’s chief financial officer, secretary, and a member of its Board of Directors. He has been the Head of Research of Jamarant Capital Mgmt. since its inception in 2015. From 2005 through 2021, Mr. Sgro was an employee of Crescendo Partners, where he completed his tenure as a Senior Managing Director of the firm. Mr. Sgro presently serves or has served on the board of directors of Legato Merger Corp. II, Algoma Steel, Inc., Legato Merger Corp., Allegro Merger Corp., Hill International, NextDecade Corporation, Trio, Primoris Services Corporation, Bridgewater Systems, Inc., SAExploration Holdings, Harmony Merger Corp., Imvescor Restaurant Group, BSM Technologies and COM DEV International Ltd. Mr. Sgro attended Columbia Business School and prior to that, Mr. Sgro worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate. Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. In 2001, he became a Chartered Financial Analyst (CFA®) Charterholder. Mr. Sgro is an adjunct faculty member at the College of New Jersey and a regular guest lecturer at Columbia Business School.

Class III Directors with Terms Expiring in 2023

Richard T. du Moulin. Mr. du Moulin is currently the President of Intrepid Shipping LLC, a position he has held since he founded Intrepid in 2002. From 1974, he spent 15 years with OMI Corporation, where he served as Executive Vice President, Chief Operating Officer, and as a member of the company's Board of Directors. From 1998 to 2002, Mr. du Moulin served as Chairman and Chief Executive Officer of Marine Transport Corporation. From 1989 to 1998, Mr. du Moulin served as Chairman and CEO of Marine Transport Lines. Mr. du Moulin is a member of the Board Trustees of the Seamens Church Institute of New York and New Jersey. He currently serves as a Director of Teekay Tankers and an advisor to Hudson Structured Capital Management. Mr. du Moulin served as Chairman of Intertanko, the leading trade organization for the tanker industry, from 1996 to 1999. Mr. du Moulin served in the US Navy and is a recipient of the US Coast Guard's Distinguished Service Medal. He received a BA from Dartmouth College and an MBA from Harvard University. Mr. du Moulin’s qualifications to sit on our board include his operational experience and deep knowledge of the shipping industry.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors and executive officers file initial reports of ownership and reports of changes in ownership with the SEC. Directors and executive officers are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us and written representations from our directors and executive officers, all Section 16(a) filing requirements were met for the fiscal year ended December 31, 2021, except for one Form 5 filed by Mr. Coll's Irrevocable Trust on February 15, 2022, which was delinquent with respect to three transfer transactions, and two Form 4s filed by Mr. Filanowski on December 13, 2021 and December 21, 2021 which were delinquent with respect to four transfer transactions.

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

Corporate Governance

Audit Committee

The Company’s Audit Committee is comprised of David Sgro, Eric Rosenfeld and Anthony Laura, each of whom qualifies as independent under the applicable Nasdaq listing requirements and SEC rules.

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

Nominating and Corporate Governance Committee

The Company’s Nominating and Governance Committee is comprised of Richard du Moulin, Eric Rosenfeld and Carl Claus Boggild, each of whom qualifies as independent under the applicable Nasdaq listing requirements and SEC rules.

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

Compensation Committee

The Company’s Compensation Committee is comprised of independent directors Richard du Moulin, Eric Rosenfeld and David Sgro. The Compensation Committee reviews and approves compensation paid to the Company’s officers and directors and administers the Company’s incentive compensation plans, including authority to make and modify awards under such plans. The Compensation Committee Charter is available on the Company’s website at www.pangaeals.com.

Compensation Committee Interlocks and Insider Participations

As of December 31, 2021, none of the members of our compensation committee will be, or will have at any time during the past year been, one of our officers or employees. None of our executive officers currently serves or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

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

Summary Compensation Table of the Company’s Named Executive Officers

Smaller reporting companies meet the Regulation S-K Item 402 disclosure requirements by providing the shorter disclosures required under the Securities Act of 1934, specifically, the total compensation of the Company’s named executive officer’s which consists of (i) the Company’s Chief Executive Officer, (ii) each of the Company’s next two most highly compensated executive officers, other than its Chief Executive Officer, who served as an executive officer at December 31, 2021 and whose total compensation exceeded $100,000, and (iii) two individuals for whom disclosure would have been required but who were not serving as executive officers of the Company at December 31, 2021. The following table sets forth the total compensation for the fiscal years ended December 31, 2021 and 2020:

Name and Principal Position	Year	Salary and Compensation	Cash Bonus	All Other Compensation(1)	Total
Edward Coll (2)	2021	$250,000	$1,100,000	$6,125	$1,356,125
Former Chief Executive Officer	2020	$250,000	$940,000	$6,125	$1,196,125

Mark L. Filanowski (3)	2021	$200,000	$750,000	$45,080	$995,080
Chief Executive Officer	2020	$200,000	$300,000	$28,571	$528,571
(Principal Executive Officer)

Gianni Del Signore	2021	$200,000	$350,000	$31,304	$581,304
Chief Financial Officer	2020	$200,000	$150,000	$51,065	$401,065
(Principal Financial Officer)

(1)All other compensation includes employer matching contribution to the 401(k) plan and vesting of restricted share grants.
(2)Edward Coll, longtime Chief Executive Officer, died on December 14, 2021.
(3)On December 14, 2021, the Board of Directors appointed Mark Filanowski as Chief Executive Officer.

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

Except as set forth above, the Company’s named executive officers generally participate in the same programs as its other employees.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2021, the Company’s named executive officers held the following outstanding equity or equity-based awards, all of which are earned:

	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Mark Filanowski	12/28/20	50,000	$132,500
Chief Executive Officer	12/31/19	50,000	$147,500
	01/02/19	45,000	$126,450
	03/15/18	10,550	$32,705
	01/06/17	7,508	$25,002
		163,058	464,157

Gianni DelSignore	12/28/20	55,000	$145,750
Chief Financial Officer	12/31/19	55,000	$162,250
	01/02/19	50,000	$140,500
	03/15/18	6,334	$19,635
	01/06/17	5,667	$18,871
		172,001	$487,007

Retirement Benefits, Termination, Severance and Change in Control Payments

As of December 31, 2021, none of the Company’s officers, including its named executive officers, have any retirement benefits (other than their right to participate in the Company’s 401(k) retirement plan, as described above) or have any rights to severance payments.

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

Our director compensation policy provides that each director elected or appointed to the Board is granted a RSU award with a grant-date fair value of approximately $100,000 calculated in accordance with ASC 718. The Company offers to our non-

independent directors a RSU award with a grant-date fair value of approximately $50,000. Refer to Note 9, "Common Stock and Non-Controlling Interest", to our financial statements contained herein.

The following table sets forth compensation paid to or earned by our non-employee directors during 2021:

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	Total
Richard DuMoulin	$50,000	$100,000	$150,000
Eric Rosenfeld	$50,000	$100,000	$150,000
David Sgro	$50,000	$100,000	$150,000
Paul Hong (3)	$12,500	$100,000	$112,500
Nam Trinh (3)	$12,500	$100,000	$112,500
Anthony Laura	$43,750	$100,000	$143,750
Claus Boggild	$25,000	$50,000	$75,000

(1)Information for Messrs. Coll and Filanowski, who served as a member of our board of directors in 2021, are not included in this table because they did not receive additional compensation for services rendered as members of our board of directors.
(2)Represents the grant-date fair value calculated in accordance with ASC 718. Refer to Note 9, "Common Stock and Non-Controlling Interest" for additional information.
(3)At the grant date, Messrs. Trinh and Hong transferred their shares to Pangaea One Acquisition Holdings XIV, LLC ("POAH") through the transfer agreements.

We also reimburse our directors for reasonable and necessary out-of-pocket expenses incurred in attending Board and committee meetings or performing other services for us in their capacities as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	—	—	510,782
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	510,782

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

On August 12, 2019, the Company's shareholders approved an amendment and restatement of the 2014 Plan that was adopted by the Board on May 14, 2019. The PANGAEA LOGISTICS SOLUTIONS LTD. 2014 SHARE INCENTIVE PLAN (as amended and restated by the Board of Directors on May 14, 2019), (the "Amended Plan"), increased the aggregate number of common shares with respect to which awards may be granted under the Amended Plan, such that the total number of shares made available for grant is 4,500,000. There are 510,782 shares available for future issuance under the equity compensation plans as of December 31, 2021.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 16, 2022 by:

•each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•each of our officers and directors; and
•all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Beneficial Ownership (2)
Directors and Executive Officers:
Lagoa Investments (3) c/o Phoenix Bulk Carriers (US) LLC 109 Long Wharf Newport, RI 02840	8,290,437	18.13%
Gianni DelSignore* 109 Long Wharf Newport, RI 02840	282,555	0.62%
Richard T. du Moulin* 52 Elm Avenue Larchmont, NY 10538	191,285	0.42%
Mark L. Filanowski (4) * 109 Long Wharf Newport, RI 02840	324,382	0.71%
Eric S. Rosenfeld (5) 777 Third Ave, 37th Floor New York, NY 10017	903,417	1.98%
David D. Sgro* (6) 777 Third Ave, 37th Floor New York, NY 10017	339,494	0.74%
All Directors and Officers as a Group	10,331,570	22.59%

Five Percent Holders:
Lagoa Investments	8,290,437	18.13%

 *Less than 1%.

(1)Unless otherwise indicated, the business address of each of the individuals is c/o Phoenix Bulk Carriers (US) LLC, 109 Long Wharf, Newport, Rhode Island 02840.

(2)The beneficial ownership of the common shares by the shareholders set forth in the table is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any common shares as to which the shareholder has sole or shared voting power or investment power and also any common shares that the shareholder has the right to acquire within 60 days. The percentage of beneficial ownership is calculated based on 45,726,680 outstanding common shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.

(3)Shares owned by Lagoa Investments. Mr. Boggild is the Managing Director of Lagoa Investments and solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Boggild may be deemed to be the beneficial owner of the shares held by Lagoa Investments.

(4)Shares owned by Mark Filanowski include 50,507 common shares held by his family members.

(5)Shares owned by Eric Rosenfeld include 355,556 shares owned by Crescendo Partners III, L.P. Mr. Rosenfeld is the Managing Member of Crescendo Investments III, LLC which is the General Partner of Crescendo Partners III, L.P. Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Rosenfeld may be deemed to be the beneficial owner of the shares held by Crescendo Partners III, L.P.

(6)Shares owned by David Sgro include 66,667 shares owned by Jamarant Capital L.P. of which Mr. Sgro is the Managing Member. Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Sgro may be deemed to be the beneficial owner of the shares held by Jamarant Capital L.P.

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

Audit Fees

Audit fees consist of the fees and expenses for professional services rendered in connection with the audit of the Company’s consolidated financial statements, reviews of the consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-Q and fees for services related to the Company’s registration statements, consents, and assistance with and review of documents filed with the SEC. During the years ended December 31, 2021 and 2020, the Company incurred an aggregate of $804,648 and $551,100 in audit fees, respectively.

Audit-related fees

During each of the years ended December 31, 2021 and 2020, the Company incurred audit-related fees of $52,000 and $52,000, respectively, consisting of the fees and expenses for the audit of Nordic Bulk Holding Company Ltd., a subsidiary of the Company.

Tax Fees

During the years ended December 31, 2021 and 2020, our independent registered public accounting firm did not render any tax services to us.

All Other Fees

During the years ended December 31, 2021 and 2020, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Pangaea Logistics Solutions Ltd. (a Bermuda corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2022 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2013.

Hartford, Connecticut
March 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Pangaea Logistic Solutions Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Pangaea Logistics Solutions Ltd. (a Bermuda corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 16, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Hartford, Connecticut
March 16, 2022

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
Assets
Current Assets
Cash and cash equivalents	$56,208,902	$46,897,216
Restricted cash	—	1,500,000
Accounts receivable (net of allowance of $1,990,459 and $1,896,038 at December 31, 2021 and 2020, respectively)	54,259,265	29,152,153
Bunker inventory	27,147,760	15,966,247
Advance hire, prepaid expenses and other current assets	46,347,687	17,826,153
Total current assets	183,963,614	111,341,769
Fixed assets, net	471,912,810	276,741,751
Advances for vessel purchases	1,990,000	—
Investment in newbuildings in-process	—	15,390,635
Finance lease right of use assets, net	45,195,759	45,240,198
Other Non-current Assets	3,961,823	1,689,792
Total assets	$707,024,006	$450,404,145

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$49,154,439	$32,400,288
Related party notes payable	242,852	242,852
Deferred revenue	32,205,312	12,799,561
Current portion of long-term debt	15,443,115	57,382,674
Current portion of finance lease liabilities	14,479,803	6,978,192
Dividends payable	213,765	1,005,763
Total current liabilities	111,739,286	110,809,330

Secured long-term debt, net	105,836,797	44,507,708
Finance lease liabilities	170,959,553	50,520,294
Long-term liabilities - other - Note 11	17,806,976	10,135,408

Commitments and contingencies - Note 10

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 45,617,840 and 45,447,751 shares issued and outstanding at December 31, 2021 and 2020, respectively	4,562	4,545
Additional paid-in capital	161,534,280	159,581,415
Retained Earnings	85,663,375	23,179,805
Total Pangaea Logistics Solutions Ltd. equity	247,202,217	182,765,765
Non-controlling interests	53,479,177	51,665,640
Total stockholders' equity	300,681,394	234,431,405
Total liabilities and stockholders' equity	$707,024,006	$450,404,145

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Income

	Years ended December 31,
	2021	2020
Revenues:
Voyage revenue	$614,482,101	$349,738,153
Charter revenue	103,622,287	33,157,838
Total revenue	718,104,388	382,895,991

Operating expenses:
Voyage expense	219,623,127	161,881,133
Charter hire expense	334,952,823	127,769,042
Vessel operating expenses	42,715,496	38,047,308
General and administrative	18,966,488	15,915,035
Depreciation and amortization	22,974,249	17,055,271
Loss on impairment of vessels	—	1,801,039
Loss on sale of vessels	—	730,065
Total operating expenses	639,232,183	363,198,893

Income from operations	78,872,205	19,697,098

Other (expense) income:
Interest expense, net	(10,329,397)	(7,653,512)
Interest expense, non-controlling interest	(1,184,741)	(177,802)
Unrealized gain (loss) gain on derivative instruments	3,886,201	(156,019)
Other income	1,129,436	982,345
Total other expense, net	(6,498,501)	(7,004,988)

Net income	72,373,704	12,692,110
Income attributable to noncontrolling interests	(5,146,871)	(1,339,930)
Net income attributable to Pangaea Logistics Solutions Ltd.	$67,226,833	$11,352,180

Earnings per common share:
Basic	$1.53	$0.26
Diluted	$1.50	$0.26

Weighted average shares used to compute earnings per common share
Basic	43,997,311	43,417,879
Diluted	44,848,997	43,817,348

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd. Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	44,886,122	$4,489	$157,504,895	$12,736,580	$170,245,964	$72,825,710	$243,071,674
Share-based compensation	—	—	2,314,940	—	2,314,940	—	2,314,940
Acquisition of noncontrolling interest						(22,500,000)	(22,500,000)
Issuance of restricted shares, net of forfeitures	561,629	56	(238,420)	—	(238,364)	—	(238,364)
Common Stock Dividend	—	—	—	(908,955)	(908,955)	—	(908,955)
Net income	—	—	—	11,352,180	11,352,180	1,339,930	12,692,110
Balance at December 31, 2020	45,447,751	$4,545	$159,581,415	$23,179,805	$182,765,765	$51,665,640	$234,431,405

Share-based compensation	—	—	2,102,897	—	2,102,897	—	2,102,897
Issuance of restricted shares, net of forfeitures	170,089	17	(150,032)	—	(150,015)	—	(150,015)
Distribution to Non-Controlling interests						(3,333,334)	(3,333,334)
Common Stock Dividend	—	—	—	(4,743,263)	(4,743,263)	—	(4,743,263)
Net income	—	—	—	67,226,833	67,226,833	5,146,871	72,373,704
Balance at December 31, 2021	45,617,840	$4,562	$161,534,280	$85,663,375	$247,202,217	$53,479,177	$300,681,394

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2021	2020
Operating activities
Net income	$72,373,704	$12,692,110
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	22,974,249	17,055,271
Amortization of deferred financing costs	920,995	662,440
Amortization of prepaid rent	115,256	122,272
Unrealized (gain) loss on derivative instruments	(3,886,201)	156,019
Income from equity method investee	(1,129,436)	(1,083,142)
Earnings attributable to non-controlling interest recorded as interest expense	1,184,741	177,802
Provision for doubtful accounts	1,559,378	152,416
Loss on impairment of vessels	—	1,801,039
Loss on sales of vessels	—	730,065
Drydocking costs	(8,075,813)	(5,858,960)
Share-based compensation	2,102,897	2,314,940
Change in operating assets and liabilities:
Accounts receivable	(26,666,490)	(995,167)
Bunker inventory	(11,181,513)	5,034,763
Advance hire, prepaid expenses and other current assets	(24,935,427)	338,022
Accounts payable, accrued expenses and other current liabilities	16,983,215	(10,887,555)
Deferred revenue	19,405,751	(1,576,833)
Net cash provided by operating activities	61,745,306	20,835,502

Investing activities
Purchase of vessels and vessel improvements	(194,620,582)	(2,892,776)
Proceeds from sale of vessels	—	11,666,507
Acquisition of non-controlling interest	—	(15,000,000)
Advances for Vessel Purchases / Investment in newbuildings in-process	(1,990,000)	(33,446)
Purchase of equipment and internal use software	(42,963)	—
Contribution to non-consolidated subsidiaries	(1,138,835)	—
Purchase of derivative instrument	—	(628,000)
Net cash used in investing activities	(197,792,380)	(6,887,715)

Financing activities
Proceeds from long-term debt	79,150,000	18,000,000
Payments of financing and issuance costs	(2,046,450)	(421,775)
Payments of long-term debt	(61,960,469)	(22,990,674)
Proceeds from finance leases	141,166,978	—
Payments on finance lease obligation	(9,919,514)	(12,548,938)
Payments on other long-term liability	(2,500,000)	—
Dividends paid to non-controlling interests	(3,333,334)	—
Common stock accrued dividends paid	(5,535,261)	(535,153)
Cash paid for incentive compensation shares relinquished	(150,015)	(238,364)
Contributions from non-controlling interests	9,182,423	322,750
Payments to non-controlling interest recorded as long-term liability	(195,598)	(193,508)
Net cash provided by (used in) financing activities	143,858,760	(18,605,662)

Net increase (decrease) in cash, cash equivalents and restricted cash	7,811,686	(4,657,875)
Cash, cash equivalents and restricted cash at beginning of period	$48,397,216	$53,055,091
Cash, cash equivalents and restricted cash at end of period	$56,208,902	$48,397,216

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows (continued)

Supplemental cash flow items:
Cash paid for interest	$9,088,684	7,149,210

Supplemental non-cash investing and financing Information:
Deferred consideration related to acquisition of non-controlling interest	$—	$7,500,000

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

At December 31, 2021 the Company owned three Panamax, three Ultramax (two Ultramax Ice Class 1C and one Ultramax), and eight Supramax vessels.

On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) from one of NBHC’s shareholders. The Company owns two-thirds of NBHC after the acquisition. NBHC owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company owns 50% of Nordic Bulk Partners LLC. ("NBP") which owns a fleet of four Post Panamax Ice Class 1A drybulk vessels. The Company also has a 50% interest in the owner of a deck barge.

On November 5, 2021, the Company entered in to a memorandum of agreement to purchase a 2009 Imabari-built 76,600 dwt dry bulk vessel to add to its operating fleet. The vessel was delivered February 17, 2022 and renamed the m/v Bulk Concord.

NOTE 2 – NATURE OF ORGANIZATION

The consolidated financial statements include the operations of Pangaea Logistics Solutions Ltd. and its wholly-owned subsidiaries (collectively referred to as “the Company”), as well as other entities consolidated pursuant to Accounting Standards Codification (“ASC”) 810, Consolidation. A summary of the Company’s consolidation policy is provided in Note 3. A summary of the Company’s variable interest entities is provided at Note 4. At December 31, 2021 and 2020, entities that are consolidated pursuant to ASC 810-10 include the following wholly-owned subsidiaries:

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

•Bulk PODS Ltd. (“Bulk PODS”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk PODS was established in April 2018 for the purpose of acquiring the m/v Bulk PODS. The vessel was renamed m/v Bulk Xaymaca in 2022.

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

•Bulk Courageous Corp. (“Bulk Courageous”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Courageous was established in January 2021 for the purpose of acquiring the m/v Bulk Courageous.

•Bulk Valor Corp. (“Bulk Valor”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Valor was established in May 2021 for the purpose of acquiring the m/v Bulk Valor.

•Bulk Promise Corp. (“Bulk Promise”) – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Promise was established in April 2021 for the purpose of acquiring the m/v Bulk Promise.

•Phoenix Bulk 25 Corp. (“Phoenix Bulk 25”) – a corporation that was duly organized under the laws of the Marshall Islands. Phoenix Bulk 25 was established in November 2021 for the purpose of acquiring the m/v Bulk Concord.

At December 31, 2021 and 2020, entities that are consolidated pursuant to ASC 810-10, but which are not wholly-owned, include the following:

•Nordic Bulk Holding Company Ltd. (“NBHC”) - a corporation that was duly organized under the laws of Bermuda. NBHC was established in October 2012, for the purpose of owning Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”) and Bulk Nordic Orion Ltd. (“Bulk Orion”) and to invest in additional vessels through its wholly-owned subsidiaries. On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) from one of NBHC’s shareholders. The Company owns two-thirds equity interest of NBHC after the acquisition and the remainder one-third equity interest is owned by a third-party at December 31, 2021. The Company determined that NBHC is a VIE and that it is the primary beneficiary of NBHC, as it has the power to direct its activities through time charter arrangements with NBC covering all of its owned vessels. Accordingly, the Company has consolidated NBHC for the years ended December 31, 2021 and 2020. Bulk Odyssey, Bulk Orion, Bulk Nordic Oshima Ltd. (“Bulk Oshima”), Bulk Nordic Olympic Ltd. (“Bulk Olympic”), Bulk Nordic Odin Ltd. (“Bulk Odin”) and Bulk Nordic Oasis Ltd. (“Bulk Oasis”), corporations duly organized under the laws of Bermuda between March 2012 and February 2015, are owned by NBHC. These entities were established for the purpose of owning m/v Nordic Odyssey, m/v Nordic Orion, m/v Nordic Oshima, m/v Nordic Olympic, m/v Nordic Odin and m/v Nordic Oasis, respectively. On December 23, 2020 NBHC formed two new wholly owned subsidiaries, Bulk Nordic Odyssey (MI) Corp., and Bulk Nordic Orion (MI) Corp. for the purpose of transferring ownership of the m/v Nordic Odyssey and m/v Nordic Orion to these companies respectively. On January 21, 2021 NBHC formed four new wholly owned subsidiaries, Bulk Nordic Oasis (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., and Bulk Nordic Oshima (MI) Corp. for the purpose of transferring ownership of the m/v Nordic Oasis, m/v Nordic Odin, m/v Nordic Olympic and m/v Nordic Oshima to these companies respectively.

•Venture Logistics NL Inc. ("VLNL") - a corporation that was duly organized m/v in Newfoundland and Labrador, Canada on October 19, 2018. VLNL was established for the purpose of owning and operating a deck barge.

•Nordic Bulk Partners LLC. (“NBP”) – a corporation that was duly organized under the laws of the Marshall Island. NBP was established in September 2019 for the purpose of providing funding to Bulk Seven, Bulk Eight, Bulk Nine, and Bulk Ten for the construction of four newbuilding vessels and subsequently at completion and delivery of the newbuilding vessels owning Bulk Seven, Bulk Eight, Bulk Nine, and Bulk Ten. Bulk Seven, Bulk Eight, Bulk Nine and Bulk Ten are corporations that were duly organized under the laws of the Marshall Islands in September 2019 for the purpose of constructing and owning Post-Panamax newbuilding vessels named m/v Nordic Nuluujaak, m/v Nordic Qinngua, m/v Nordic Sanngijuq and m/v Nordic Siku, respectively, the four newbuilding vessels were delivered in 2021. At December 31, 2021 the Company had a 50% ownership interest in NBP with the other 50% ownership interest owned by the independent third-party.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The accompanying consolidated financial statements present separately our financial position, results of operations, cash flows, and changes in shareholders’ equity.

All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior periods to conform to current period presentation.

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

Demurrage, which is included in voyage revenues, represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. The voyage charter party generally has a “demurrage” or “despatch” clause. As per this clause, the charterer reimburses the Company for any potential delays exceeding the allowed laytime as per the charter party clause at the ports visited which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime known as despatch resulting in a reduction in revenue. In a voyage charter contract, the performance obligations begin to be satisfied once the vessel begins loading the cargo. The demurrage and despatch represent variable consideration which is estimated at contract inception. Voyage revenue recognized is presented net of address commissions.

Charter revenues relate to a time charter arrangement under which the Company is paid to provide transportation services on a per day basis for a specified period of time. Revenues from time charters are earned and recognized on a straight-line basis over the term of the charter, as the charters do not fall under the scope of ASC 606. Revenue is not earned when vessels are offhire.

Costs incurred in fulfillment of a contract that meet certain criteria are deferred and recognized when or as the related performance obligations are satisfied. The contract fulfillment costs consist primarily of the fuel consumption that is incurred by the Company from the latter of the end of the previous vessel employment and the contract date until the arrival at the loading port in addition to any port expenses incurred prior to arrival at the load port, as well as any charter hire expenses for third party vessels that are chartered-in. The fuel consumption and any port expenses incurred prior to arrival at the load port during this period are capitalized and recorded in Bunker inventory and Advance hire, prepaid expenses and other current assets, respectively in the Consolidated Balance Sheets and are amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and expensed as part of Voyage expense. As of December 31, 2021 and 2020, the Company recognized $3.7 million and $1.8 million, respectively, of deferred costs which represents bunker expenses and charter hire expenses incurred prior to commencement of loading. These costs are recorded in Advance hire, prepaid expenses and other current assets in the Consolidated Balance Sheet and are expensed as part of Voyage expense and Charter hire expense. Similarly, for any third party vessels that are chartered-in, the charter hire expenses during this period are capitalized and recorded in Advance hire, prepaid expenses and other current assets in the Consolidated Balance Sheets and are expensed as part of Charter hire expense.

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

Assets and liabilities related to our voyage contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. Contract assets also include accounts receivable for amounts billed and currently due from customers, which are reported at their net estimated realizable value. The Company maintains reserves against its accounts receivable for potential credit losses, which were immaterial for the years ended December 31, 2021 and 2020, respectively. Other contract assets include accrued receivables which arise when revenue is recognized in advance of billing for certain voyage contracts and hire paid to ship-owners in advance. Contract liabilities consist of deferred revenue which arises when amounts are billed to or collected from customers in advance of revenue recognition and are recognized within twelve months of the balance sheet date.

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, trade receivables and derivative instruments. The Company maintains its cash accounts with various high-quality financial institutions in the United States, Germany, and Bermuda. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company does not believe that significant concentration of credit risk exists with respect to these cash equivalents. Trade accounts receivable are recorded at the invoiced amount, and do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral. Historically, credit risk with respect to trade accounts receivable has been considered minimal due to the long-standing relationships with significant customers, and their relative financial stability. However, current economic conditions could impact the collectability of certain customers' trade receivables, which could have a material effect on the Company's results of operations. Derivative instruments are recorded at fair value. The Company does not have any off-balance sheet credit exposure related to its customers.

At December 31, 2021, two customers accounted for 28% of the Company’s trade accounts receivable. At December 31, 2020, there was one customers that accounted for 26% of the Company’s trade accounts receivable.

At December 31, 2021, thirteen customers in the United States, five customers in Canada and seven customers in the United Kingdom accounted for 56% of accounts receivable. At December 31, 2020, seventeen customers in the United States, seven customers in Brazil and seven customers in the United Emirates accounted for 59% of accounts receivable.

For the year ended December 31, 2021, revenue from customers in each of the following countries accounted for at least 10% of total revenue; the United States (twenty-six representing 22%), Canada (seven representing 11%), and the United Kingdom (twelve representing 10%). For the year ended December 31, 2020, revenue from customers in each of the following countries accounted for at least 10% of total revenue; the United States (twenty-seven representing 28%) Switzerland (twenty-one representing 14%) and Canada (seven representing 12%).

For the year ended December 31, 2021 there were no customers accounting for 10% or more of total revenue. For the year ended December 31, 2020, one customer accounted for 10% of total revenue.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statement of cash flows:

	December 31,
	2021	2020
Money market accounts – cash equivalents	$35,193,025	$18,443,443
Cash (1)	21,015,877	28,453,773
Total cash and cash equivalents	$56,208,902	$46,897,216
Restricted cash	—	1,500,000
Total cash, cash equivalents and restricted cash	$56,208,902	$48,397,216

(1) Consists of cash deposits at various major banks.

Restricted cash at December 31, 2020 consists of $1.5 million held by the facility agent as required by the Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. and Bulk Nordic Oshima Ltd. – Dated September 28, 2015 - Amended and Restated Loan Agreement (See Note 8).

Allowance for Doubtful Accounts

The Company provides a specific reserve for significant outstanding accounts that are considered potentially uncollectible in whole or in part. In addition, the Company’s policy based on experience is to establish a reserve equal to approximately 25% of accounts receivable balances that are 30-180 days past due and approximately 50% of accounts receivable balances that are 180 or more days past due, and which are not otherwise reserved. The reserve estimates are adjusted as additional information becomes available, or as payments are made. At December 31, 2021 and 2020, the Company has provided an allowance for doubtful accounts of $1,990,459 and $1,896,038 respectively, for amounts that are not expected to be fully collected. The provision for doubtful accounts was $1,559,378 in 2021 and $152,416 in 2020. The Company wrote off $1,464,957 and $165,219 during 2021 and 2020, respectively, which amounts were previously included in the allowance, because these amounts were determined to be uncollectible.

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

These specifically identified costs are used to satisfy the contract and are expected to be recovered over the term of the COA. Such costs are amortized on a straight-line basis and charged equally to each of the voyages under the contract. Accrued receivables include accrued demurrage and balance of freight receivable. Other assets include deposits held by counterparties to various derivative instruments and the fair value of derivative instruments when it exceeds the settlement price of the instrument.

At December 31, advance hire, prepaid expenses and other current assets were comprised of the following:

	2021	2020
Advance hire	$12,014,451	$5,026,953
Prepaid expenses	5,956,195	3,706,396
Accrued receivables	17,009,957	6,823,409
Margin Deposit	5,464,379	814,062
Other current assets	5,902,705	1,455,333
Total	$46,347,687	$17,826,153

Other Non-current Assets

At December 31, other non-current assets were comprised of the following:

Name	2021	2020
Investment in Seamar Managements S.A.	$428,572	$200,004
Investment in Pangaea Logistics Solutions (US) LLC	507,270	381,137
Investment in King George Slag LLC	—	200,000
Investment in Bay Stevedoring LLC	3,025,981	908,651
Total	$3,961,823	$1,689,792

Vessels and Depreciation

Vessels are stated at cost, which includes contract price and acquisition costs. Significant improvements to vessels are capitalized; maintenance and repairs that do not improve or extend the lives of the vessels are expensed as incurred. Depreciation is provided using the straight-line method over the remaining estimated useful lives of the vessels (excluding the time a vessel is in dry dock), based on cost less salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $300 per ton, which was determined by reference to quoted rates and is reviewed annually. The Company estimates the useful life of its vessels to be 25 years to 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of the current fleet are 8 - 30 years. The Company does not incur depreciation expense when vessels are taken out of service for dry docking.

Vessels held for sale are carried at estimated fair value less cost to sell. No additional depreciation expense is recorded for vessels categorized as held for sale.

Deferred Drydock Cost

Significant upgrades made to the vessels during dry docking are capitalized when incurred and amortized on a straight-line basis over the 5 year period until the next dry docking for vessels younger than 15 years, and over the 2.5 year period until next dry docking for vessels older than 15 years at time of dry docking. Costs capitalized as part of the dry docking include direct costs incurred to meet regulatory requirements that add economic life to the vessel, that increase the vessel’s earnings capacity or which improve the vessel’s efficiency. Direct costs include the shipyard costs, parts, inspection fees, steel, blasting and painting. These costs are recorded in Fixed assets, net or Finance lease right of use assets, net on the Consolidated Balance Sheets. Expenditures for normal maintenance and repairs, whether incurred as part of the dry docking or not, are expensed as incurred. Unamortized dry-docking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss on sale.

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

The Company concluded that no triggering event had occurred during the twelve months ended December 31, 2021 which would require impairment testing.

The Company concluded that no triggering event had occurred during the first, third and fourth quarter of 2020 which would require impairment testing. During the second quarter of 2020, the Company determined that a triggering event occurred related to the sale of a vessel, as the carrying value exceeded its fair value. A loss on impairment of $1.8 million was recorded in the second quarter of 2020 when the Memorandum of Agreement was signed. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amount and as such, no additional loss on impairment was recognized.

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

The components of net debt issuance costs and bank fees, which are included in secured long-term debt on the consolidated balance sheets are as follows:

	December 31,
	2021	2020
Debt issuance costs and bank fees paid to financial institutions	$7,160,807	$6,547,299
Less: accumulated amortization	(2,157,005)	(2,650,091)
Unamortized debt issuance costs and bank fees	$5,003,802	$3,897,208

Amortization included in interest expense	$920,995	$662,440

Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	December 31,
	2021	2020
Accounts payable	$21,090,717	$18,678,099
Accrued expenses	16,254,253	6,686,602
Bunkers suppliers	9,260,262	3,967,755
Note Payable - Note 11	2,549,207	2,500,000
Other accrued liabilities	—	567,832
Total	$49,154,439	$32,400,288

Taxation

The Company is not subject to corporate income taxes on its profits in Bermuda because Bermuda does not impose an income tax.

NBC, a wholly-owned subsidiary of the Company, is subject to a Danish tonnage tax. NBC is not taxed on the basis of their actual income derived from their business but on an alternative income determination based on the net tons carrying capability of their fleet. As the tax is not determined based on taxable income, NBC’s tax expense of approximately $605,000 and $578,000 is included within voyage expenses in the accompanying consolidated statements of income as of December 31, 2021 and 2020, respectively.

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

Since earnings from shipping operations of the Company are not subject to U.S. or foreign income taxation, the Company has not recorded income tax expense, deferred tax assets or liabilities for the years ended December 31, 2021 and 2020.

Where required, the Company complies with income tax filings in its various jurisdictions of operations. As of December 31, 2021 and 2020, the Company is not subject to U.S. federal or foreign examinations by tax authorities for years before 2016.

Restricted Common Share Awards

Compensation cost of restricted share awards is measured using the grant date fair value of the Company's common shares, as quoted on the Nasdaq Capital Market, multiplied by the total number of shares granted with no forfeiture rate applied. Compensation cost is amortized according to the vesting period indicated in the grant agreement. Total compensation cost recognized during the years ended December 31, 2021 and 2020 is $2,102,897 and $2,314,940, respectively, which is included in general and administrative expenses in the consolidated statements of income.

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

Diluted EPS is computed using the treasury stock method. Under this method, the amount of unrecognized compensation cost related to future services by employees who were awarded restricted shares is assumed to be used to repurchase common stock at the average market price during the period. The incremental shares (nonvested less repurchased) are considered to be outstanding for diluted EPS. The Company does not have any anti-Dilutive Securities.

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

At December 31, 2021, the Company has three fully fixed rate debt facilities and one facility which is fixed in part. At December 31, 2020, the Company has seven fully fixed rate debt facilities. The aggregate carrying amounts and fair values of the long-term debt associated with the fixed rate borrowing arrangements are as follows:

	December 31,
	2021	2020
Carrying amount of fixed rate long-term debt	$105,109,129	$93,401,776
Fair value of fixed rate long-term debt	$107,624,096	$95,434,525

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

At December 31, 2021, the Company had thirteen vessels chartered to customers under time charters that contain leases. These thirteen leases varied in original length from 20 days to 105 days. At December 31, 2021, lease payments due under these arrangements totaled approximately $9,032,000 and each of the time charters were due to be completed in sixty-four days or less.

At December 31, 2020, the Company had twelve vessels chartered to customers under time charters that contain leases. These twelve leases varied in original length from 20 days to 83 days. At December 31, 2021, lease payments due under these arrangements totaled approximately $2,404,000 and each of the time charters were due to be completed in thirty days or less.

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

Recent Accounting Pronouncements Not Yet Adopted

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

NOTE 4 - VARIABLE INTEREST ENTITIES

The Company has evaluated all of its wholly and partially-owned entities, as well as entities with common ownership or other relationships, pursuant to ASC 810. A summary of the Company’s consolidation policy is provided in Note 3. The Company has concluded that Bulk Pangaea, Bulk Trident, Bulk Phoenix, Bulk Freedom, Bulk Pride, Bulk PODS, Bulk Spirit, Bulk Independence, Bulk Friendship, Bulk Courageous, Bulk Valor, Bulk Promise, Phoenix Bulk 25, NBH, Long Wharf, NBHC, BVH, NBP, FVL, VBC, and VNLN are the VIEs at December 31, 2021. The Company has concluded that Bulk Pangaea, Bulk Patriot, Bulk Juliana, Bulk Atlantic, Bulk Trident, Bulk Phoenix, Bulk Barents, Bulk Bothnia, Bulk Freedom, Bulk Pride, Bulk PODS, Bulk Spirit, Bulk Independence, Bulk Friendship, NBH, Long Wharf, NBHC, BVH, NBP, FVL, VBC, and VNLN are the VIEs at December 31, 2020. We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary such that we have (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations and financial position of these VIEs are included in our consolidated financial statements.

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

(Dollars in millions, figures may not foot due to rounding)	December 31, 2021
	Ship-owning (1)	NBHC	NBC	Long Wharf	VLNL	NBP (3)
Total assets	$129.4	$123.9	$72.9	$1.9	$0.9	$161.2
Total liabilities	$135.6	$57.4	$50.6	$2.0	$—	$146.6
Total stockholders' equity	$(6.2)	$66.5	$22.4	$—	$0.9	$14.6
Non-controlling interest (2)	$—	$52.0	$—	$—	$1.4	$—

	December 31, 2020
(Dollars in millions, figures may not foot due to rounding)	Ship-owning (1)	NBHC	NBC	Long Wharf	VLNL	NBP (3)
Total assets	$100.9	$129.3	$37.2	$2.0	$1.3	$19.7
Total liabilities	$100.8	$68.7	$24.5	$2.1	$0.1	$5.1
Total stockholders' (deficit)/equity	$—	$60.6	$12.7	$(0.1)	$1.3	$14.6
Non-controlling interest (2)	$—	$50.1	$—	$—	$1.6	$—

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

NOTE 5 - FIXED ASSETS

At December 31, fixed assets consisted of the following:

	2021	2020
Vessels and vessel upgrades	$554,241,221	$344,212,881
Capitalized dry docking	13,414,394	12,716,442
	567,655,615	356,929,323
Accumulated depreciation and amortization	(97,943,561)	(82,887,697)
Vessels, vessel upgrades and capitalized dry docking, net	469,712,054	274,041,626

Land and building	2,541,085	2,541,085
Computers, equipment and internal use software	1,975,603	2,318,247
Other fixed assets	4,516,688	4,859,332
Accumulated depreciation	(2,315,932)	(2,159,207)
Other fixed assets, net	2,200,756	2,700,125

Total fixed assets, net	$471,912,810	$276,741,751

Advances for vessel purchases	$1,990,000	—
Investment in newbuildings in-process	—	$15,390,635

At December 31, vessels under finance leases consisted of the following:

	2021	2020
Vessels under finance lease	$53,601,534	51,229,372
Accumulated depreciation and amortization	(8,405,775)	(5,989,174)

Vessels under finance lease, net	$45,195,759	$45,240,198

The net carrying value of the Company’s fleet consists of the following:

	December 31,
	2021	2020
Owned vessels
m/v BULK PANGAEA	$11,802,463	$13,636,241
m/v NORDIC ODYSSEY (1)	22,456,407	24,481,390
m/v NORDIC ORION (1)	23,057,114	22,625,141
m/v NORDIC OSHIMA (1)	25,612,412	26,966,257
m/v NORDIC OLYMPIC (1)	25,982,802	27,421,649
m/v NORDIC ODIN (1)	26,073,841	27,341,460
m/v NORDIC OASIS (1)	27,650,350	28,029,024
m/v NORDIC NULUUJAAK (2) (4)	38,949,402	—
m/v NORDIC QINNGUA (2) (4)	38,838,142	—
m/v NORDIC SANNGIJUQ (2) (4)	38,377,457	—
m/v NORDIC SIKU (2) (4)	38,776,359	—
m/v BULK ENDURANCE	23,069,545	24,024,593
m/v BULK COURAGEOUS (4)	16,356,730	—
m/v BULK NEWPORT	11,566,639	11,966,186
m/v BULK FREEDOM	8,476,937	9,457,640
m/v BULK PRIDE	13,560,656	14,628,727
m/v BULK SPIRIT (4)	12,293,336	12,849,322
m/v BULK INDEPENDENCE	13,466,530	14,020,964
m/v BULK FRIENDSHIP (4)	14,526,423	13,431,253
m/v BULK VALOR	17,797,021	—
m/v BULK PROMISE	18,306,557	—
MISS NORA G. PEARL (3)	2,714,931	3,161,779
	$469,712,054	$274,041,626
Other fixed assets, net	2,200,756	2,699,836
Total fixed assets, net	$471,912,810	$276,741,462

Vessels under finance lease (4)
m/v BULK XAYMACA (5)	12,661,804	13,095,023
m/v BULK DESTINY	$20,074,619	$20,636,264
m/v BULK TRIDENT	12,459,336	11,508,911
	$45,195,759	$45,240,198

Advances for vessel purchases
m/v BULK CONCORD (6)	$1,990,000	$—

(1)Vessels are owned by NBHC, a consolidated joint venture in which the Company has a two-third ownership interest at December 31, 2021         and December 31, 2020.

(2)Vessels are owned by NBP, a consolidated joint venture in which the Company has a 50% and 75% ownership interest at December 31, 2021 and 2020, respectively.

(3)Barge is owned by a 50% owned consolidated subsidiary.

(4)Refer to Note 10, "Commitments and Contingencies," of our Financial Statements for additional information related to the vessels under finance lease.

(5)Formerly known as m/v Bulk PODS.
(6)On November 5, 2021, the Company entered into an agreement to purchase a 2009 built Supramax for $19.9 million, and placed a deposit of $2.0 million. The vessel was delivered in February 2022 and renamed the m/v Bulk Concord.

The Company capitalized dry-docking costs on five vessels in 2021 and three vessels in 2020. The amortization period of the capitalized dry docking costs is within the remaining useful life of these vessels and is amortized over the estimated period to next drydocking. The Company capitalized drydocking costs totaling $8.1 million and $5.9 million in the twelve months ended December 31, 2021 and 2020, respectively. These costs are recorded in Fixed assets, net or Finance lease right of use assets, net in the Consolidated Balance Sheets.

NOTE 6 - MARGIN ACCOUNTS, DERIVATIVES AND FAIR VALUE MEASURES

Margin Accounts

During December 31, 2021 and 2020, the Company was party to forward freight agreements and fuel swap contracts in order to mitigate the risk associated with volatile freight rates and fuel prices. Under the terms of these contracts, the Company is required to deposit funds in margin accounts if the market value of the hedged item declines. The funds are required to remain in margin accounts as collateral until the market value of the items being hedged return to preset limits. The margin accounts are included in advance hire, prepaid expenses and other current assets in the consolidated balance sheets at December 31, 2021 and 2020.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and December 31, 2020:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	12/31/2021	12/31/2020	Balance Sheet Location	12/31/2021	12/31/2020
Margin accounts (1)	Other current assets	$5,464,379	$814,062	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$2,119,581	$—	Other current liabilities	$—	$163,335
Fuel swap contracts (2)	Other current assets	$1,047,752	$—	Other current liabilities	$—	$47,667
Interest rate cap (2)	Other current assets	$718,774	$210,910	Other current liabilities	$—	$—

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the twelve months ended December 31, 2021 and 2020:

	Unrealized gain (loss) on derivative instruments
	For the year ended December 31,
Derivative instruments	2021	2020
Forward freight agreements	$2,282,916	$(13,575)
Fuel Swap Contracts	$1,095,421	$274,646
Interest rate cap	$507,864	$(417,090)

The estimated fair values of the Company’s forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.

NOTE 7 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2020	Activity	December 31, 2021
Included in trade accounts receivable and voyage revenue on the consolidated balance sheets and statements of income, respectively:
Trade receivables due from King George Slag(i)	$106,959	$(106,959)	$—

Included in accounts payable and accrued expenses on the consolidated balance sheets:
Trade payables due to Seamar (ii)	$4,151,192	$(1,303,282)	$2,847,910
Commissions payable (trade payables) (iii)	—	38,896	38,896

Included in current related party notes payable on the consolidated balance sheets:
Interest payable – 2011 Founders Note	242,852	—	242,852
Total current related party notes payable	$242,852	$—	$242,852

i.King George Slag LLC is a joint venture of which the Company owns 25% at December 31, 2021 and 2020.
ii.Seamar Management S.A. ("Seamar") Seamar Management S.A. ("Seamar") is a joint venture of which the Company owns 51% at December 31, 2021 and 2020.
iii.Phoenix Bulk Carriers (Brasil) Intermediacoes Maritimas Ltda. - a wholly-owned company of a member of the Board of Directors

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operation of some of the Company’s owned vessels. During the years ended December 31, 2021 and 2020, the Company incurred technical management fees of $2,847,120 and $2,761,800 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at December 31, 2021 and 2020, (including amounts due for vessel operating expenses), were $2,847,910 and $4,151,192, respectively.

NOTE 8 - SECURED LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2021	December 31, 2020	Interest Rate (%) (1)	Maturity Date
Bulk Nordic Odin Ltd., Bulk Nordic Olympic Ltd. Loan Agreement	$—	$25,466,300		Not applicable
Bulk Nordic Oasis Ltd. Loan Agreement	—	14,000,000		Not applicable
Bulk Nordic Oshima Ltd. Amended and Restated Loan Agreement	—	12,004,295		Not applicable
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	16,224,189	18,000,000	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3) (4)	49,400,000	—	3.38%	June 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (5)
–Bulk Nordic Six Ltd. - Tranche A (2)	11,166,661	12,233,329	4.39%	May 2024
–Bulk Nordic Six Ltd. - Tranche B	2,330,000	2,590,000	2.53%	May 2024
–Bulk Pride - Tranche C (2)	4,100,000	5,200,000	5.39%	May 2024
–Bulk Independence - Tranche E (2)	11,500,000	12,500,000	3.54%	May 2024
Bulk Freedom Loan Agreement	2,600,000	3,200,000	3.95%	June 2022
Bulk Valor Corp. Loan and Security Agreement (2)	12,718,279	—	3.29%	June 2028
Bulk Promise Corp.	12,453,926	—	2.43%	October 2027
109 Long Wharf Commercial Term Loan	484,066	593,666	2.09%	April 2026
Total	$122,977,121	$105,787,590
Less: unamortized bank fees (6)	(1,697,209)	(643,018)
	$121,279,912	$105,144,572
Less: current portion	(15,443,115)	(57,382,674)
Secured long-term debt, net	$105,836,797	$47,761,898

(1)As of December 31, 2021.
(2)Interest rates on the loan facilities are fixed.
(3)The borrowers under this facility are owned by NBHC. The Company has two-third's ownership interest and STST has one-third ownership interest in NBHC. NBHC is consolidated in accordance with ASC 810-10 and as such, amounts pertaining to the non-controlling ownership held by the third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets.
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
(6)A portion of unamortized debt issuance costs were reclassified as a reduction of the finance leases liabilities. Refer to Note 10 "Commitments and Contingencies" for additional information.

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

The agreement requires repayment of the advances as follows:

In respect of the Odin and Olympic advances, repayment to be made in 28 equal quarterly installments of $375,000 per borrower (one of which was paid prior to the amendment by each borrower) and the loan was repaid in full on April 26, 2021.

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

In respect of the Oshima advance, repayment to be made in 28 equal quarterly installments of $375,000 and the loan was repaid in full on April 26, 2021.

The Bulk Nordic Oasis Ltd. - Loan Agreement - Dated December 11, 2015

The agreement advanced $21,500,000 in respect of the m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly installments of $375,000 beginning on March 28, 2016 and the loan was repaid in full on April 26, 2021.

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

The loan is secured by a first preferred mortgage on the m/v Nordic Odyssey and m/v Nordic Orion, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of December 31, 2021 the Company was in compliance with its financial covenants.

Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., and Bulk Nordic Oasis (MI) Corp. Facility Agreement dated April 26, 2021

On April 26, 2021, NBHC entered into a new Senior Secured Term Loan Facility with two new lenders. The agreement advanced $53.0 million in respect of the m/v Nordic Oshima, m/v Nordic Olympic, m/v Nordic Odin and m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly principal installments of $1,200,000 beginning on June 15, 2021 and a balloon payment of $24,200,000 due in March 2027. Interest on this advance is fixed at 3.38% effective May 5, 2021. The Loan is secured by a first lien on m/v Nordic Bulk Oshima, m/v Nordic Bulk Odin, m/v Nordic Bulk Olympic and m/v Nordic Bulk Oasis. The Company used a portion of the proceeds of the loan to repay the outstanding balance of $51.5 million for the Nordic Oshima, Nordic Odin, Nordic Olympic and Nordic Oasis loan facilities which was set to mature on October 1, 2021. As of December 31, 2021 the Company was in compliance with this covenant.

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

The agreement also advanced $3,500,000 under Tranche B, which is payable in 28 equal quarterly installments of $65,000 beginning on September 27, 2017, and a balloon payment of $1,745,000 due with the final installment in May 2024. Interest on this advance is floating at LIBOR plus 1.70% (2.55% at December 31, 2020) through March 2021, and thereafter at LIBOR plus 2.4%.

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

The loan is secured by first preferred mortgages on the m/v Bulk Endurance, the m/v Bulk Pride and the m/v Bulk Independence, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2021 and December 31, 2020, the Company was in compliance with these covenants.

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due on June 14, 2022 with the final installment. The facility bears interest at LIBOR plus a margin of 3.75% (3.95% at December 31, 2021).

The loan is secured by a first preferred mortgage on the m/v Bulk Freedom, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2021 and December 31, 2020, the Company was in compliance with these covenants.

109 Long Wharf Commercial Term Loan
Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00% (2.09% at December 31, 2021). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. At December 31, 2021 and December 31, 2020, the Company was in compliance with these covenants.

The Bulk Valor Corp. Loan Agreement -- Dated June 17, 2021

The agreement advanced $13,350,000 in respect of the m/v Bulk Valor on June 17, 2021. The agreement requires repayment of the loan in 28 quarterly installments commencing on September 17, 2021. A balloon payment is due on June 17, 2028. Interest on this advance is fixed at 3.29%. The loan is secured by a first preferred mortgage on the m/v

Bulk Valor, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. As of December 31, 2021 the Company was in compliance with its financial covenants.

The Bulk Promise Corp. Loan Agreement -- Dated July 12, 2021

The agreement advanced $12,800,000 in respect of the m/v Bulk Promise on July 7, 2021. The agreement requires repayment of the loan in 24 quarterly installments of $346,074 commencing on October 15, 2021. A balloon payment of $4,494,224 is due on October 15, 2027. Interest on this advance is floating at three-month LIBOR plus 2.30%. The loan is secured by a first preferred mortgage on the m/v Bulk Promise, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. As of December 31, 2021 the Company was in compliance with its financial covenants.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
2022	$15,443,115
2023	12,940,758
2024	31,857,187
2025	9,718,626
2026	9,761,812
Thereafter	43,255,623
$122,977,121

NOTE 9 - COMMON STOCK AND NON-CONTROLLING INTEREST

Common stock

The Company has 100,000,000 shares of common stock ($0.0001 par value) authorized, of which 45,617,840 were issued as of December 31, 2021.

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

At December 31, 2021, shares issued to employees under the Amended Plan totaled 2,949,554 after forfeitures. These restricted shares vest at the rate of one-third of the total granted on each of the third, fourth and fifth anniversaries of the vesting commencement date.

Total non-cash compensation cost recognized during the years ended December 31, 2021 and 2020 is $2,102,897 and $2,314,940, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

A summary of activity related to outstanding restricted securities for fiscal years 2021 and 2020 is presented in the table below:

	Restricted Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested shares at December 31, 2019	1,915,818	$2.97
Granted	662,301	$2.78
Vested	(748,026)	$2.84
Forfeited	(4,667)	$3.20
Unvested shares at December 31, 2020	1,825,426	$2.96
Granted	243,660	$3.43
Vested	(428,626)	$3.13
Forfeited	(27,601)	$2.84
Unvested shares at December 31, 2021	1,612,859	$2.91

	Fiscal Years Ended December 31,
	2021	2020
Fair value of restricted shares vested	$1,340,119	$2,076,287
Unrecognized compensation cost for restricted shares	$2,718,222	$4,048,729
Weighted average remaining period to expense restricted shares (years)	2.98	3.41

Dividends

Dividends on common stock are recorded when declared by the Board of Directors. Dividends were declared and paid quarterly commencing in May 2019. In March 2020 the Company suspended its dividend due to the uncertainty caused by COVID-19 global pandemic, and resume its quarterly cash dividends payment in December 2020.

Dividends payable consist of the following:

	2013 common stock dividend (2)	Dividends payable on issued and outstanding common stock(1)	Total
Balance at December 31, 2019	$478,359	$153,602	$631,961
Accrued dividend	—	908,955	908,955
Paid in cash	(478,359)	(56,794)	(535,153)
Balance at December 31, 2020	—	1,005,763	1,005,763
Accrued dividend	—	4,743,263	4,743,263
Paid in cash	—	(5,535,261)	(5,535,261)
Balance at December 31, 2021	$—	$213,765	$213,765

(1) Accrued dividends on unvested restricted shares under the Company's incentive compensation plan.
(2) Payable to related parties.

Noncontrolling Interests

Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to NBHC and its wholly-owned shipowning subsidiaries amounts to approximately $52,041,000 and $50,067,000 at December 31, 2021 and 2020, respectively.

Non-controlling interest attributable to VLNL was approximately $1,439,000 and $1,598,000 at December 31, 2021 and 2020, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

At December 31, 2021, the Company's fleet includes three vessels (Bulk Xaymaca, formerly named Bulk PODS, Bulk Destiny, and Bulk Trident) financed under sale and leaseback financing arrangements accounted for as finance leases in accordance with ASC 840, prior to adoption of ASC 842 on January 1, 2019. Bulk Spirit, Bulk Friendship, Bulk Courageous, Nordic Nuluujaak, Nordic Qinngua, Nordic Sanngijuq and Nordic Siku are under finance leases in accordance with ASC 842. These leases are secured by the assignment of earnings and insurances and by guarantees of the Company. The Company will own these vessels at the end of lease term.

Bulk Trident Bareboat Charter Agreement dated June 7, 2018

The selling price of the m/v Bulk Trident was $13.0 million and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (1.93% including the margin, at December 31, 2021). The Company will own this vessel at the end of the lease term.

Bulk PODS Bareboat Charter Agreement dated August 1, 2018

The selling price of the m/v Bulk PODS was $14.8 million and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (1.94% including the margin, at December 31, 2021). The Company will own this vessel at the end of the lease term. The m/v Bulk Pods was renamed to m/v Bulk Xaymaca in February of 2022.

Bulk Spirit Bareboat Charter Agreement dated March 7, 2019

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

Bulk Friendship Bareboat Charter Agreement dated May 14, 2019

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

Bulk Nordic Five Ltd. Amendment and Restatement of Bareboat Charter Agreement dated July 1, 2021

On July 6, 2021, the Company, through its wholly owned subsidiary, Bulk Nordic Five Ltd., and the existing lender agreed to amend and restate the original Bareboat Charter dated October 27, 2016. The amended agreement extends the lease maturity date to April 2028 with a purchase obligation of $6.95 million. The Company also fixed the interest rate through maturity at 3.97%. The bareboat charter party is secured by a first preferred mortgage on the m/v Bulk Destiny, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. The Company will own this vessel at the end of the lease term. The lease contains a minimum liquidity requirement, positive working capital of the lessee and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2021 and 2020, the Company was in compliance with these covenants.

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

Bulk Nordic Seven LLC, Bulk Nordic Eight LLC, Bulk Nordic Nine LLC and Bulk Nordic Ten LLC Bareboat Charter Agreements dated September 27, 2019

During 2021, the Company took delivery of four new post-panamax dry bulk vessels and simultaneously entered into the failed sale and leasebacks of the vessels. These vessels are: 1) m/v Nordic Nuluujaak delivered on May of 2021 with a purchase price of $38.4 million, 2) m/v Nordic Qinngua delivered on June of 2021 with a purchase price of $38.4 million, 3) m/v Nordic Sanngijuq delivered on September of 2021 with a purchase price of $37.9 million, and 4) m/v Nordic Siku delivered on November of 2021 with a purchase price of $37.9 million. The Company determined that the transfers of these vessels to the lessor were not sales in accordance with ASC 606, because control of the vessels were not transferred to the lessor. These leases are classified as finance leases in accordance with ASC 842, because these leases include a fixed price purchase obligation at the end of the lease term.

The lease agreements obligate the Company to sell the vessels upon completion of construction at the lesser of approximately $32 million or 85% of fair market value at closing. Following the sales, the Company was obligated to charter the vessels from the buyer under a bareboat charter for a period of 15 years from the date of delivery with a fixed purchase price of $2.5 million each at the end of lease term. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the fifteen-year lease term. Interest is floating at three-month LIBOR plus 3.55%. The Company has the option to purchase these vessels starting in year 5 at 101% of then outstanding principal. These leases are secured by the assignment of earnings and insurances and by a guarantee of the Company.

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

The Company leases office space for its Singapore operations. At December 31, 2021, the remaining lease term is twenty months.

For the twelve months ended December 31, 2021 and 2020, the Company recognized approximately $0.2 million as lease expense for office leases in General and Administrative Expenses.

Future minimum lease payments under finance leases with initial or remaining terms in excess of one year at December 31, 2021 were:

Year ending December 31,
2022	$22,035,541
2023	21,837,288
2024	28,471,145
2025	19,279,316
2026	17,175,193
Thereafter	132,475,870
Total minimum lease payments	$241,274,353
Less amount representing interest	52,528,155
Present value of minimum lease payments	188,746,198
Less current portion	(14,479,803)
Less issuance costs	$(3,306,842)
Long-term portion	$170,959,553

NOTE 11 - OTHER LONG-TERM LIABILITIES

In September 2019, the Company entered into an LLC agreement for the formation of NBP, that, at inception is owned 75% by the Company and 25% by an independent third party. NBP was established for the purpose of constructing and owning four new-build ice class post panamax vessels. The third party has committed to contribute additional funding during the construction phase, which increased their ownership of NBP to 50% at the time of delivery of the new-build ice class post panamax vessels. The agreement contains both put and call option provisions. Accordingly, the Company may be obligated, pursuant to the put option, or entitled to, pursuant to the call option, to purchase the third party's interest in NBP beginning anytime after September 2026. The put option and call option are at fixed prices which are not significantly different from each other, starting at $4.0 million per vessel on the fourth anniversary from completion and delivery of each vessel and declining to $3.7 million per vessel on or after the seventh anniversary from completion and delivery of each vessel. If neither put nor call option is exercised, the Company is obligated to purchase the vessels from NBP at a fixed price. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has recorded the third party's interest in NBP as a Long term liabilities - Other. The Company took delivery of Nordic Nuluujaak, Nordic Qinngua, Nordic Sanngijuq and Nordic Suki during the second quarter through fourth quarters of 2021, the independent third party made additional contribution of $9.2 million which increased their ownership interest in NBP to 50% at December 31, 2021. Earnings attributable to the third party’s interest in NBP are recorded in Interest expense, non-controlling interest.

On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary NBHC from its shareholders. The Company owned a one-third of equity interest of NBHC, a joint-venture formed in October 2012 for the purpose of owning Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”) and Bulk Nordic Orion Ltd. (“Bulk Orion”) and to invest in additional vessels through its wholly-owned subsidiaries. The acquisition increases the Company’s equity interest in NBHC to 66.7%. The purchase price of the equity interest was $22.5 million, including a $15.0 million cash payment upon closing and $7.5 million of deferred consideration, at a six-month LIBOR plus 3.5%, in three equal installments of $2.5 million due on the first, second, and third anniversaries of September 28, 2020. The Company made the first installment of $2.5 million in September 2021. The deferred consideration is recorded in "Other current liabilities" for $2.5 million plus accrued interest and "Long-term liabilities - other" on the Company's Consolidated Balance Sheet as of December 31, 2021. NBHC will continue to be a consolidated entity in the Company’s consolidated financial statements pursuant to ASC 810-10. The portion of NBHC not owned by the Company will continue to be recognized as non-controlling interest in the Company’s consolidated financial statements.

The components of Other Long-term Liabilities are as follows:

(Dollars in thousands, figures may not foot due to rounding)	12/31/2021	12/31/2020
Beginning Balance	$10,135	$4,828
Payments to non-controlling interest recorded as long-term liability	(196)	(194)
Contributions from non-controlling interests	9,182	323
Earnings attributable to non-controlling interest recorded as interest expense	1,185	178
Deferred consideration related to acquisition of non-controlling interest	—	5,000
Payments on other long-term liability	(2,500)	—
Ending balance	$17,807	$10,135

NOTE 12 - UNAUDITED QUARTERLY DATA

(Dollars in millions, except share and per share amounts. Figures may not foot due to rounding)	2021				2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues:
Voyage revenue	$108.2	$117.4	$186.4	$202.5	$86.5	$66.9	$98.1	$98.2
Charter revenue	16.7	28.1	26.7	32.1	9.4	3.5	5.6	14.6
	125.0	145.5	213.0	234.6	95.9	70.4	103.8	112.9
Expenses:
Voyage expense	47.8	46.1	60.4	65.3	47.8	31.8	40.7	41.6
Charter hire expense	53.6	62.6	103.7	115.0	32.3	15.2	35.0	45.3
Vessel operating expenses	8.5	9.8	11.8	12.7	9.9	9.3	9.7	9.1
General and administrative	4.2	6.0	4.4	4.3	4.0	3.9	3.7	4.4
Depreciation and amortization	4.4	4.9	7.2	6.5	4.2	4.3	4.2	4.2
Loss on impairment of vessels	—	—	—	—	—	1.8	—	—
(Gain) loss on sale of vessel	—	—	—	—	(0.1)	0.3	0.5	—
Total expenses	118.6	129.4	187.5	203.8	98.2	66.6	93.8	104.6
Income/(loss) from operations	6.4	16.1	25.5	30.8	(2.3)	3.8	10.0	8.3
Other income (expense):
Interest expense, net	(2.0)	(2.6)	(2.4)	(3.3)	(2.1)	(2.0)	(2.0)	(1.8)
Interest expense related party notes payable	(0.3)	(0.2)	(0.3)	(0.4)	—	(0.1)	—	—
Unrealized (loss) gain on derivative instruments	2.0	6.3	5.3	(9.8)	(2.9)	1.4	—	1.4
Other income	0.3	(0.1)	0.6	0.3	0.6	0.1	0.3	—
Total other income (expense), net	0.1	3.4	3.2	(13.2)	(4.5)	(0.6)	(1.7)	(0.4)

Net income (loss)	6.5	19.5	28.7	17.6	(6.8)	3.3	8.3	7.9
Income attributable to noncontrolling interests	(0.7)	(0.3)	(1.7)	(2.4)	—	(0.3)	(0.7)	(0.3)
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$5.8	$19.2	$27.0	$15.2	$(6.8)	$3.0	$7.6	$7.6

Earnings (loss) per common share:
Basic	$0.13	$0.44	$0.61	$0.34	$(0.16)	$0.07	$0.17	$0.17
Diluted	$0.13	$0.43	$0.60	$0.34	$(0.16)	$0.07	$0.17	$0.17
Weighted average shares used to compute earnings per common share
Basic	43,971,352	43,998,424	44,004,980	44,004,980	43,341,005	43,445,789	43,488,241	43,489,698
Diluted	44,549,286	44,688,602	44,927,456	44,689,309	43,341,005	43,445,789	43,510,961	44,337,242

NOTE 13 - SUBSEQUENT EVENTS

In November 2021 the Company entered into a memorandum of agreement to purchase an Panamax vessel to add to its operating fleet for $19.9 million. The vessel was delivered to the Company on February 17, 2022 and renamed the m/v Bulk Concord.

On February 16, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per common share, to be paid on March 15, 2022, to all shareholders of record as of March 1, 2022.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2022.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Mark L. Filanowski
Mark L. Filanowski
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)

1

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Mark L. Filanowski and Gianni DelSignore and each of them, as attorney-in-fact with full power of substitution and re-substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Filanowski	Chief Executive Officer	March 16, 2022
Mark L. Filanowski

/s/ Gianni DelSignore	Chief Financial Officer, Principal	March 16, 2022
Gianni DelSignore	Accounting Officer

/s/ Carl Claus Boggild	Director	March 16, 2022
Carl Claus Boggild

/s/ Richard T. du Moulin	Chairman of the Board, Director	March 16, 2022
Richard T. du Moulin

/s/ Anthony Laura	Director	March 16, 2022
Anthony Laura

/s/ Eric S. Rosenfeld	Director	March 16, 2022
Eric S. Rosenfeld

/s/ David D. Sgro	Director	March 16, 2022
David D. Sgro

2

Exhibit no.	Description
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form S-1 filed on February 4, 2015).
3.2	Bye-laws of Company (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form S-1 filed on February 4, 2015.)
10.1
Purchase Agreement by and between Bulk Nordic Five Ltd. and Nicole Navigation S.A. dated October 27, 2016 (incorporated by reference to Exhibit 10.30 of the Registrant's Current Report on Form 10-K filed on March 22, 2017).

10.2	Nordic Bulk Six Ltd. Loan Agreement (incorporated by reference to Exhibit 10.32 of the Registrant's Current Report on Form 10-K filed on March 22, 2017).
10.3
Purchase Agreement Addendum by and between Bulk Nordic Five Ltd. and Nicole Navigation S.A. dated October 27, 2016 (incorporated by reference to Exhibit 10.34 of the Registrant's Current Report on Form 10-K filed on March 22, 2017).

10.4	Bulk Freedom Corp. Loan Agreement dated 14 June 2017 (incorporated by reference to Exhibit 10.39 of the Registrant's Current Report on Form 10-Q filed on August 14, 2017).
10.5	Americas Bulk Transport (BVI) Limited Barecon dated 6 June 2017 (incorporated by reference to Exhibit 10.40 of the Registrant's Current Report on Form 10-Q filed on August 14, 2017).
10.6	Americas Bulk Transport (BVI) Limited Barecon Riders dated 6 June 2017 (incorporated by reference to Exhibit 10.41 of the Registrant's Current Report on Form 10-Q filed on August 14, 2017).
10.7	Bareboat Charter Party Dated June 6, 2017 (incorporated by reference to Exhibit 10.41 of the Registrant's Current Report on Form 10-Q filed on August 14, 2017).
10.8	Bareboat Charter Party Dated May 23, 2018 (incorporated by reference to Exhibit 10.43 of the Registrant's Current Report on Form 10-Q filed on August 7, 2018).
10.9	Bareboat Charter Party Dated August 2, 2018 (incorporated by reference to Exhibit 10.43 of the Registrant's Current Report on Form 10-Q filed on November 8, 2018).
10.10	Bareboat Charter Party Dated February 21, 2019 (incorporated by reference to Exhibit 10.44 of the Registrant's Current Report on Form 10-Q filed on May 15, 2019).
10.11	The Amended Senior Facility - Dated May 13, 2019 (incorporated by reference to Exhibit 10.45 of the Registrant's Current Report on Form 10-Q filed on August 12, 2019).
10.12	Bulk Friendship Bareboat Charter Party Dated September 10th 2019 (incorporated by reference to Exhibit 10.46 of the Registrant's Current Report on Form 10-Q filed on November 7, 2019).
10.13	Limited Liability Company Agreement of Nordic Bulk Partners LLC. (incorporated by reference to Exhibit 10.18 of the Registrant's Current Report on Form 10-K filed on March 23, 2020).
10.14	Bareboat Charter Party Dated September 27, 2019 (incorporated by reference to Exhibit 10.19 of Registrant's Current Report on Form 10-K filed on March 23, 2020).
10.15	ASO 2020 Share Transfer Agreement (incorporated by reference to Exhibit 10.18 of Registrant's Current Report on Form 10-K filed on March 23, 2020).
10.16
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (incorporated by reference to Exhibit 10.19 of Registrant's Current Report on Form 10-K filed on March 23, 2020).

10.17	Bulk Courageous Bareboat Charter dated March 27, 2021 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 10-Q filed on August 10, 2021).
10.18	Bulk Valor Corp. Loan and Security Agreement dated as of June 17, 2021 (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 10-Q filed on August 10, 2021).
10.19
Bulk Nordic Five Ltd. Amendment and Restatement Agreement of Bareboat Charter dated July 1, 2021 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 10-Q filed on November 9, 2021).

10.20	Bulk Promise Corp. Loan and Security Agreement dated as of July 7, 2021 (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 10-Q filed on November 9, 2021).
23.1	Consent of Grant Thornton LLP.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith
3