Form 10-Q
period 2022-03-31
Pangaea Logistics Solutions Ltd.
filed 2022-05-10
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Common Stock, par value $0.0001 per share, 46,006,182 shares outstanding as of May 9, 2022.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$69,921,488	$56,208,902
Accounts receivable (net of allowance of $2,687,328 and $1,990,459 at March 31, 2022 and December 31, 2021, respectively)	41,365,826	54,259,265
Bunker inventory	39,208,774	27,147,760
Advance hire, prepaid expenses and other current assets	47,596,006	46,347,687
Vessel held for sale	8,575,000	—
Total current assets	206,667,094	183,963,614

Fixed assets, net	474,297,275	471,912,810
Advances for vessel purchases	—	1,990,000
Finance lease right of use assets, net	45,877,296	45,195,759
Other non-current Assets	4,017,535	3,961,823
Total assets	$730,859,200	$707,024,006

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$56,525,277	$49,154,439
Related party debt	242,852	242,852
Deferred revenue	25,898,849	32,205,312
Current portion of secured long-term debt	15,317,100	15,443,115
Current portion of finance lease liabilities	16,057,036	14,479,803
Dividend payable	197,741	213,765
Total current liabilities	114,238,855	111,739,286

Secured long-term debt, net	102,715,922	105,836,797
Finance lease liabilities, net	180,364,245	170,959,553
Long-term liabilities - other - Note 8	17,147,309	17,806,976

Commitments and contingencies - Note 7

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 45,991,977 shares issued and outstanding at March 31, 2022; 45,617,840 shares issued and outstanding at December 31, 2021	4,599	4,562
Additional paid-in capital	162,074,419	161,534,280
Retained earnings	103,554,744	85,663,375
Total Pangaea Logistics Solutions Ltd. equity	265,633,762	247,202,217
Non-controlling interests	50,759,107	53,479,177
Total stockholders' equity	316,392,869	300,681,394
Total liabilities and stockholders' equity	$730,859,200	$707,024,006
 The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues:
Voyage revenue	$176,336,751	$108,817,411
Charter revenue	15,425,652	16,155,116
Total revenue	191,762,403	124,972,527
Expenses:
Voyage expense	65,250,467	47,838,857
Charter hire expense	77,711,607	53,635,342
Vessel operating expense	13,187,833	8,495,503
General and administrative	5,281,388	4,204,898
Depreciation and amortization	7,301,419	4,419,094
Loss on impairment of vessels	3,007,809	—
Total expenses	171,740,523	118,593,694

Income from operations	20,021,880	6,378,833

Other income (expense):
Interest expense, net	(3,371,173)	(1,956,806)
Income attributable to Non-controlling interest recorded as long-term liability interest expense	(1,840,333)	(270,665)
Unrealized gain on derivative instruments, net	7,500,314	2,022,372
Other income	137,207	333,458
Total other income, net	2,426,015	128,359

Net income	22,447,895	6,507,192
Income attributable to non-controlling interests	(2,279,930)	(653,021)
Net income attributable to Pangaea Logistics Solutions Ltd.	$20,167,965	$5,854,171

Earnings per common share:
Basic	$0.45	$0.13
Diluted	$0.45	$0.13

Weighted average shares used to compute earnings per common share:
Basic	44,388,960	43,971,352
Diluted	45,192,983	44,549,286

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	45,617,840	$4,562	$161,534,280	$85,663,375	$247,202,217	$53,479,177	$300,681,394
Share-based compensation	—	—	827,806	—	827,806	—	827,806
Issuance of restricted shares, net of forfeitures	374,137	37	(287,667)	—	(287,630)	—	(287,630)
Distribution to Non-Controlling Interests	—	—	—	—	—	(5,000,000)	(5,000,000)
Common Stock Dividend	—	—	—	(2,276,596)	(2,276,596)	—	(2,276,596)
Net Income	—	—	—	20,167,965	20,167,965	2,279,930	22,447,895
Balance at March 31, 2022	45,991,977	$4,599	$162,074,419	$103,554,744	$265,633,762	$50,759,107	$316,392,869

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	45,447,751	4,545	159,581,415	23,179,805	182,765,765	51,665,640	234,431,405
Share-based compensation	—	—	947,552	—	947,552	—	947,552
Issuance of restricted shares, net of forfeitures	124,485	12	(129,202)	—	(129,190)	—	(129,190)
Net Income	—	—	—	5,854,171	5,854,171	653,021	6,507,192
Balance at March 31, 2021	45,572,236	$4,557	$160,399,765	$29,033,976	$189,438,298	$52,318,661	$241,756,959

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income	$22,447,895	$6,507,192
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	7,301,419	4,419,094
Amortization of deferred financing costs	256,830	163,800
Amortization of prepaid rent	30,484	28,814
Unrealized gain on derivative instruments	(7,500,314)	(2,022,372)
Income from equity method investee	(137,207)	(333,458)
Earnings attributable to non-controlling interest recorded as other long term liability	1,840,333	270,665
Provision for doubtful accounts	696,869	176,984
Loss on impairment of vessels	3,007,809	—
Drydocking costs	(1,638,364)	(1,110,694)
Share-based compensation	827,806	947,552
Change in operating assets and liabilities:
Accounts receivable	12,196,570	(278,735)
Bunker inventory	(12,061,014)	338,272
Advance hire, prepaid expenses and other current assets	6,255,996	(2,166,945)
Accounts payable, accrued expenses and other current liabilities	4,843,359	(2,852,717)
Deferred revenue	(6,306,463)	852,697
Net cash provided by operating activities	32,062,008	4,940,149

Investing activities
Purchase of vessels and vessel improvements	(18,261,685)	(5,467,178)
Purchase of fixed assets and equipment	(67,178)	—
Payment from non-consolidated subsidiaries	81,495	—
Net cash used in investing activities	(18,247,368)	(5,467,178)

Financing activities
Payments of financing fees and debt issuance costs	(331,317)	(112,333)
Payments of long-term debt	(3,353,207)	(2,973,139)
Proceeds from finance leases	15,000,000	—
Payments of finance lease obligations	(3,837,280)	(1,729,753)
Dividends paid to non-controlling interests	(5,000,000)	—
Accrued common stock dividends paid	(2,292,620)	(906,899)
Cash paid for incentive compensation shares relinquished	(287,630)	(129,190)
Net cash used in financing activities	(102,054)	(5,851,314)

Net increase (decrease) in cash and cash equivalents	13,712,586	(6,378,343)
Cash and cash equivalents at beginning of period	56,208,902	48,397,216
Cash and cash equivalents at end of period	$69,921,488	$42,018,873

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

At March 31, 2022, the Company owns four Panamax, two Ultramax Ice Class 1C, one Ultramax and eight Supramax drybulk vessels. The Company owns two-thirds of Nordic Bulk Holding Company Ltd. ("NBHC") which owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company owns 50% of Nordic Bulk Partners LLC. ("NBP") which owns a fleet of four Post Panamax Ice Class 1A drybulk vessels. The Company also has a 50% interest in the owner of a deck barge.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Reclassifications of Voyage revenue and Charter revenue have been made to prior periods to conform to current period presentation.

Cash and cash equivalents

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	March 31, 2022	December 31, 2021
	(unaudited)
Money market accounts – cash equivalents	$42,296,722	$35,193,025
Cash (1)	27,624,766	21,015,877
Total cash and cash equivalents	$69,921,488	$56,208,902

(1) Consists of cash deposits at various major banks.

Advance hire, prepaid expenses and other current assets

Advance hire, prepaid expenses and other current assets were comprised of the following:

	March 31, 2022	December 31, 2021
	(unaudited)
Advance hire	$7,362,929	$12,014,451
Prepaid expenses	5,095,601	5,956,195
Accrued receivables	15,165,618	17,009,957
Margin deposit	4,844,643	5,464,379
Derivative assets	11,386,422	3,886,107
Other current assets	3,740,793	2,016,598
	$47,596,006	$46,347,687

Vessels held for sale

On April 20, 2022, the Company entered into an agreement to sell the m/v Bulk Pangaea. The vessel was classified as held for sale in the Consolidated Balance Sheet as of March 31, 2022 in the amount of $8.6 million, after recognition of impairment of $3.0 million.

Other non-current Assets

Other non-current assets were comprised of the following:

	March 31, 2022	December 31, 2021
Name	(unaudited)
Investment in Seamar Managements S.A.	$428,572	$428,572
Investment in Pangaea Logistics Solutions (US) LLC	425,775	507,270
Investment in Bay Stevedoring LLC	3,163,188	3,025,981
	$4,017,535	$3,961,823

Accounts payable, accrued expenses and other current liabilities
Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	March 31, 2022	December 31, 2021
	(unaudited)
Accounts payable	$21,853,826	$21,090,717
Accrued expenses	16,517,617	16,254,253
Bunkers supplies	13,059,437	9,260,262
Note Payable - Note 8	5,094,397	2,549,207
	$56,525,277	$49,154,439

Leases

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, Leases ("ASC 842"), the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending March 31, 2022, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

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

At March 31, 2022, the Company had four vessels chartered to customers under time charters that contain leases. These four leases varied in original length from 33 days to 138 days. At March 31, 2022, lease payments due under these arrangements totaled approximately $1,991,000 and each of the time charters were due to be completed in 21 days or less.

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

Office leases

The Company has two non-cancelable office and office equipment leases. The resulting lease assets and liabilities are not material.

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

NOTE 3 - FIXED ASSETS

At March 31, 2022, the Company owned twenty-five dry bulk vessels including eight financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	March 31,	December 31,
	2022	2021
	(unaudited)
m/v NORDIC ODYSSEY (1)	$22,013,577	$22,456,407
m/v NORDIC ORION (1)	22,644,443	23,057,114
m/v NORDIC OSHIMA (1)	25,282,336	25,612,412
m/v NORDIC OLYMPIC (1)	25,644,067	25,982,802
m/v NORDIC ODIN (1)	25,736,888	26,073,841
m/v NORDIC OASIS (1)	27,295,943	27,650,350
m/v NORDIC NULUUJAAK (2) (5)	38,591,766	38,949,402
m/v NORDIC QINNGUA (2) (5)	38,485,687	38,838,142
m/v NORDIC SANNGIJUQ (2) (5)	38,033,150	38,377,457
m/v NORDIC SIKU(2) (5)	38,430,562	38,776,359
m/v BULK ENDURANCE	22,900,240	23,069,545
m/v BULK COURAGEOUS (5)	16,206,507	16,356,730
m/v BULK CONCORD (5)	19,945,837	—
m/v BULK NEWPORT	11,265,188	11,566,639
m/v BULK FREEDOM	8,213,564	8,476,937
m/v BULK PRIDE	13,214,227	13,560,656
m/v BULK SPIRIT (5)	12,144,251	12,293,336
m/v BULK INDEPENDENCE	13,323,295	13,466,530
m/v BULK FRIENDSHIP (5)	14,311,411	14,526,423
m/v BULK VALOR	17,639,541	17,797,021
m/v BULK PROMISE	18,135,576	18,306,557
m/v BULK PANGAEA (3)	—	11,802,463
MISS NORA G PEARL (4)	2,603,219	2,714,931
	472,061,275	469,712,054
Other fixed assets, net	2,236,000	2,200,756
Total fixed assets, net	$474,297,275	$471,912,810

Right of Use Assets (5)
m/v BULK PODS	$13,214,603	$12,661,804
m/v BULK DESTINY	20,563,538	20,074,619
m/v BULK TRIDENT	12,099,155	12,459,336
	$45,877,296	$45,195,759

(1) Vessels are owned by NBHC, a consolidated joint venture in which the Company has a two-third ownership interest at March 31, 2022 and December 31, 2021, respectively.

(2) Vessels are owned by NBP, a consolidated joint venture in which the Company has a 50% ownership interest at March 31, 2022 and December 31, 2021.
(3) On April 20, 2022, the Company signed a memorandum of agreement to sell the m/v Bulk Pangaea for $8.6 million after brokerage commissions. The Company recorded an impairment charge of $3.0 million, and recorded the carrying amount of the vessel as vessels held for sale in its Consolidated Balance Sheet as of March 31, 2022.
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

During the first quarter of 2022, the Company determined that a triggering event occurred related to the sale of a vessel, as the carrying value exceeded its fair value. On April 20, 2022, the Company signed a memorandum of agreement to sell the m/v Bulk Pangaea for a total net consideration of $8.6 million after brokerage commissions. As a result, we recorded an impairment charge of $3.0 million in the first quarter of 2022. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amount and as such, no additional loss on impairment was recognized.

The Company concluded that no triggering event had occurred during the three months ended March 31, 2021 which would require impairment testing.

NOTE 4 - DEBT

Long-term debt consists of the following:

	March 31, 2022	December 31, 2021	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	15,772,021	16,224,189	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3)	48,200,000	49,400,000	3.38%	June 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (4)
Bulk Nordic Six Ltd. - Tranche A (2)	10,899,994	11,166,661	4.39%	May 2024
Bulk Nordic Six Ltd. - Tranche B	2,265,000	2,330,000	3.37%	May 2024
Bulk Pride - Tranche C (2)	3,825,000	4,100,000	5.39%	May 2024
Bulk Independence - Tranche E (2)	11,250,000	11,500,000	3.54%	May 2024
Bulk Freedom Loan Agreement	2,450,000	2,600,000	4.55%	June 2022
Bulk Valor Corp. Loan and Security Agreement (2)	12,397,381	12,718,279	3.29%	June 2028
Bulk Promise Corp.	12,107,852	12,453,926	2.54%	October 2027
109 Long Wharf Commercial Term Loan	456,666	484,066	2.46%	April 2026
Total	$119,623,914	$122,977,121
Less: unamortized issuance costs, net	(1,590,892)	(1,697,209)
	$118,033,022	$121,279,912
Less: current portion	(15,317,100)	(15,443,115)
Secured long-term debt, net	$102,715,922	$105,836,797

(1)As of March 31, 2022.
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
(4)This facility is cross-collateralized by the vessels m/v Bulk Endurance, m/v Bulk Pride, and m/v Bulk Independence and is guaranteed by the Company

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
(unaudited)
2022 (remainder of the year)	$12,089,908
2023	12,940,758
2024	31,857,187
2025	9,718,626
2026	9,761,812
Thereafter	43,255,623
$119,623,914

Financial Covenants

Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of March 31, 2022 and December 31, 2021.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	03/31/2022	12/31/2021	Balance Sheet Location	3/31/2022	12/31/2021
Margin accounts (1)	Other current assets	$4,844,643	$5,464,379	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$4,879,488	$2,119,581	Other current liabilities	$—	$—
Fuel swap contracts (2)	Other current assets	$4,070,533	$1,047,752	Other current liabilities	$—	$—
Interest rate cap (2)	Other current assets	$2,436,400	$718,774	Other current liabilities	$—	$—

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and three months ended March 31, 2022 and 2021:

	Unrealized gain (loss) on derivative instruments
	For the three months ended
Derivative instruments	03/31/2022	3/31/2021
Forward freight agreements	$2,759,907	$489,885
Fuel Swap Contracts	3,022,781	741,615
Interest rate cap	1,717,626	790,872
Total Gain	$7,500,314	$2,022,372

NOTE 6 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2021	Activity	March 31, 2022
			(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables) (i)	$2,847,910	(602,750)	$2,245,160
Commissions payable (trade payables) (ii)	$38,896	48,592	$87,488

Included in current related party debt on the consolidated balance sheets:
Interest payable - 2011 Founders Note	242,852	—	242,852
Total current related party debt	$242,852	$—	$242,852

i.Seamar Management S.A. ("Seamar")
ii.Phoenix Bulk Carriers (Brasil) Intermediacoes Maritimas Ltda. - a wholly-owned Company of a member of the Board of Directors

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three months ended March 31, 2022 and 2021, the Company incurred technical management fees of approximately $781,800 and $594,000, respectively, under this arrangement.

The Company paid cash dividends of $5.0 million to a non-controlling interest holder of NBHC during the three months ended March 31, 2022.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Bulk Destiny, Bulk Trident, Bulk PODS, Bulk Spirit, Bulk Friendship, Bulk Courageous, Nordic Nuluujaak, Nordic Qinngua, Nordic Sanngiguq and Nordic Siku are classified as finance leases and the leases are secured by the assignment of earnings and insurances and by guarantees of the Company. Minimum lease payments under finance leases are recognized on a straight‑line basis over the term of the lease and the Company will own these vessels at the end of lease term. Refer to the Company's annual report Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 16, 2022 for additional information on these finance leases.

Bulk Concord Bareboat Charter Agreement dated January 27, 2022

In February 2022, the Company acquired the m/v Bulk Concord for $19.9 million, which is the estimated fair value, and simultaneously entered into a failed sale and leaseback of the vessel. The Company determined that the transfer of the vessel to the lessor was not a sale in accordance with ASC 606, because control of the vessel was not transferred to the lessor. The lease is classified as finance lease in accordance with ASC 842, because the lease includes a fixed price purchase option, which the Company expects to exercise at the end of the lease term. The minimum lease payments include imputed interest at 4.67%. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. In the event the Company has not exercised any of the purchase options during the term of the charter then the Company shall have a final purchase option to purchase the vessel at the end of the seventh year at a fixed price of $3.0 million. This lease is secured by the assignment of earnings and insurances and by a guarantee of the Company.

The following table provides details of the Company's future minimum lease payments under finance lease liabilities recorded on the Company's consolidated balance sheets as of March 31, 2022.

Year ending December 31,	Amount
2022 (remainder of the year)	$18,918,776
2023	24,941,892
2024	31,500,079
2025	22,223,284
2026	20,054,705
Thereafter	143,867,353
Total minimum lease payments	$261,506,089
Less imputed interest	61,597,416
Present value of minimum lease payments	199,908,673
Less current portion	(16,057,036)
Less issuance costs	(3,487,392)
Long-term portion	$180,364,245

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

The Company leases office space for its Singapore operations. In August 2021, the Company renewed its lease for a two year period. At March 31, 2022, the remaining lease term is seventeen months.

For the three months ended March 31, 2022 and 2021, the Company recognized approximately $52,000 as lease expense for office leases in General and Administrative Expenses.

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

NOTE 8 - OTHER LONG-TERM LIABILITIES

In September 2019, the Company entered into an LLC agreement for the formation of NBP, that, at inception is owned 75% by the Company and 25% by an independent third party. NBP was established for the purpose of constructing and owning four new-build ice class post panamax vessels. The third party contributed additional funding which increased their ownership of NBP to 50% at the time of delivery of the new-build ice class post panamax vessels. The agreement contains both put and call option provisions. Accordingly, the Company may be obligated, pursuant to the put option, or entitled to, pursuant to the call option, to purchase the third party's interest in NBP beginning anytime after September 2026. The put option and call option are at fixed prices which are not significantly different from each other, starting at $4.0 million per vessel on the fourth anniversary from completion and delivery of each vessel and declining to $3.7 million per vessel on or after the seventh anniversary from completion and delivery of each vessel. If neither put nor call option is exercised, the Company is obligated to purchase the vessels from NBP at a fixed price. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has recorded the third party's interest in NBP as a Long term liabilities - Other. The Company took delivery of Nordic Nuluujaak, Nordic Qinngua, Nordic Sanngijuq and Nordic Siku in 2021. Earnings attributable to the third party’s interest in NBP are recorded in Income attributable to Non-controlling interest recorded as long-term liability.

On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary NBHC from its shareholders for $22.5 million, including a $15.0 million cash payment upon closing and $7.5 million of deferred consideration, at three-month LIBOR plus 3.5%, in three equal installments of $2.5 million due on the first, second, and third anniversaries of September 28, 2020. The Company expects to pay off the note payable in September of 2022. The deferred consideration is recorded in "Other current liabilities" for $5.0 million plus accrued interest on the Company's Consolidated Balance Sheet as of March 31, 2022. NBHC will continue to be a consolidated entity in the Company’s consolidated financial statements pursuant to ASC 810-10. The portion of NBHC not owned by the Company will continue to be recognized as non-controlling interest in the Company’s consolidated financial statements.

NOTE 9 - SUBSEQUENT EVENTS

The Company's Board of Directors declared a quarterly cash dividend of $0.075 per common share, to be paid on June 15, 2022, to all shareholders of record as of June 1, 2022.

On April 20, 2022, the Company signed a memorandum of agreement to sell the m/v Bulk Pangaea for $8.6 million after brokerage commissions. The Company recorded an impairment charge of $3.0 million, and recorded the carrying amount of the vessel as vessels held for sale in its Consolidated Balance Sheet as of March 31, 2022.

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

Selected Financial Information

(in thousands, except for shipping days data and per share data) (figures may not foot due to rounding)	For the three months ended March 31,
	2022	2021
Selected Financial Data	Unaudited
Voyage revenue	$176,337	$108,817
Charter revenue	15,426	16,155
Total revenue	191,762	124,973
Voyage expense	65,250	47,839
Charter hire expense	77,712	53,635
Vessel operating expenses	13,188	8,496
Total cost of transportation and service revenue	156,150	109,970
Vessel depreciation and amortization	7,283	4,387
Gross Profit	28,329	10,615
Other operating expenses	5,300	4,237
Loss on impairment of vessels	3,008	—
Income from operations	20,022	6,379
Total other income, net	2,426	128
Net income	22,448	6,507
Income attributable to non-controlling interests	(2,280)	(653)
Net income attributable to Pangaea Logistics Solutions Ltd.	$20,168	$5,854

Net income from continuing operations per common share information
Basic net income per share	$0.45	$0.13
Diluted net income per share	$0.45	$0.13
Weighted-average common shares Outstanding - basic	44,389	43,971
Weighted-average common shares Outstanding - diluted	45,193	44,549

Adjusted EBITDA (1)	$31,297	$12,079

Shipping Days (2)
Voyage days	4,176	3,628
Time charter days	603	1,040
Total shipping days	4,779	4,668

TCE Rates ($/day)	$26,472	$16,524

	March 31, 2022	December 31, 2021
Selected Data from the Consolidated Balance Sheets
Cash and cash equivalents	$69,921	$56,209
Total assets	$730,859	$707,024
Total secured debt, including finance leases liabilities	$314,454	$306,719
Total shareholders' equity	$316,393	$300,681

	For the three months ended March 31,
	2022	2021
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$32,062	$4,940
Net cash used in investing activities	$(18,247)	$(5,467)
Net cash used in financing activities	$(102)	$(5,851)

(1)Adjusted EBITDA represents net income (or loss), determined in accordance with U.S. GAAP, excluding interest expense, income taxes, depreciation and amortization, loss on impairment, loss on sale and leaseback of vessels, share-based compensation and other non-operating income and/or expense, if any. Adjusted EBITDA is included because it is used by management and certain investors to measure operating performance and is also reviewed periodically as a measure of financial performance by Pangaea's Board of Directors. Adjusted EBITDA is not an item recognized by the generally accepted accounting principles in the United States of America, or U.S. GAAP, and should not be considered as an alternative to net income, operating income, or any other indicator of a company's operating performance required by U.S. GAAP. Pangaea’s definition of Adjusted EBITDA used here may not be comparable to the definition of EBITDA used by other companies.

(2)Shipping days are defined as the aggregate number of days in a period during which its owned or chartered-in vessels are performing either a voyage charter (voyage days) or time charter (time charter days).

The reconciliation of gross profit to net transportation and service revenue and net income in accordance with U.S. GAAP to Adjusted EBITDA is as follows:

(in thousands, figures may not foot due to rounding)	Three Months Ended March 31,
	2022	2021
Net Transportation and Service Revenue (3)
Gross Profit (4)	$28,329	$10,615
Add:
Vessel Depreciation and Amortization	7,283	4,387
Net transportation and service revenue	$35,612	$15,002

Adjusted EBITDA
Net Income	$22,448	$6,507
Interest expense, net	5,212	2,227
Depreciation and amortization	7,301	4,419
EBITDA	$34,961	$13,153
Non-GAAP Adjustments
Loss on impairment of vessels	3,008	—
Share-based compensation	828	948
Unrealized gain on derivative instruments, net	(7,500)	(2,022)
Adjusted EBITDA	$31,297	$12,079

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

Business Overview

The dry bulk sector of the transportation and logistics industry is cyclical and can be volatile due to changes in supply of vessels and demand for transportation of dry bulk commodities. After reaching levels not seen in over a decade in 2021, the dry bulk freight market remained strong in historical terms in the first quarter of 2022. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 1,939 for the first quarter of 2022, up from an average of 1,716 for the comparable quarter of 2021. More specifically, and reflecting the composition of the Company's fleet, the average published market rates for Supramax and Panamax vessels increased approximately 39% from an average of $16,261 in the first quarter of 2021 to $22,637 in the same period of 2022. We have historically experienced fluctuations in our results of operations on a quarterly and annual basis due to the volatility of the dry bulk sector. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including cargo demand for vessels, supply of vessels, competition, and seasonality.

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

Quarterly TCE Performance

The Company's TCE rates were up 60% from $16,524 for the three months ended March 31, 2021 to $26,472 for the three months ended March 31, 2022. The Company's achieved TCE rates continued to improve as the overall dry bulk market rates improved for the three months ended March 31, 2022. The average supramax and panamax market index rates for the first quarter of 2022 were $22,637 per day. The Company's achieved TCE rate for the three months ended March 31, 2022 outperformed the average of the Baltic panamax and supramax market indexes and exceeded the average market rates by approximately 17% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet and its cargo-focused strategy.

1st Quarter Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was approximately $20.2 million for three months ended March 31, 2022 as compared to approximately $5.9 million for the same period of 2021.
•Diluted net income per share was $0.45 for three months ended March 31, 2022, as compared to $0.13 for the same period of 2021.
•Pangaea's TCE rates were $26,472 for the three months ended March 31, 2022 and $16,524 for the three months ended March 31, 2021.
•Adjusted EBITDA was $31.3 million for the three months ended March 31, 2022, as compared to $12.1 million for the same period of 2021.
•At the end of the quarter, Pangaea had $69.9 million in cash, and cash equivalents.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters. Total revenue for the three months ended March 31, 2022 was $191.8 million, compared to $125.0 million for the same period in 2021, a 53% increase. The increase in revenues was primarily due to higher average TCE rates earned as discussed above. The total number of shipping days increased 2% to 4,779 in the three months ended March 31, 2022, compared to 4,668 for the same period in 2021.

Components of revenue are as follows:

Voyage revenues increased by 62% for the three months ended March 31, 2022 to $176.3 million compared to $108.8 million for the same period in 2021. The increase in voyage revenues was primarily due to higher average TCE rates earned.

Charter revenues decreased to $15.4 million from $16.2 million, or 5%, for the three months ended March 31, 2022 compared to the same period in 2021. The decrease in charter revenues was due to a decrease in time charter days which were down 42% to 603 in the first quarter of 2022 from 1,040 for the same quarter in 2021 and offset by increased charter hire rates. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charters arrangements.

Voyage Expenses

Voyage expenses were $65.3 million for the three months ended March 31, 2022, compared to $47.8 million for the same period in 2021, an increase of approximately 36.4%. The increase was primarily attributable to an increase in bunker costs, port expenses and canal fees. Further voyage days increased by 15% to 4,176 days in the three months ended March 31, 2022 from 3,628 days for the same period in 2021. Total costs of bunkers consumed increased by 65.4% for the three months ended March 31, 2022 compared to the same period in 2021 due to the increasing market price for bunkers. Port expenses increased by 12% compared to prior year as a result of increased canal fees incurred in the current year.

Charter Hire Expenses

Charter hire expenses for the three months ended March 31, 2022 were $77.7 million, compared to $53.6 million for the same period in 2021, a 45% increase. The increase in charter hire expenses was primarily due to an increase in market rates to charter-in vessels. The average published market rates for Supramax and Panamax vessels increased approximately 39% from an average of $16,261 in the first quarter of 2021 to $22,637 in the same period of 2022. This was offset by a decrease in chartered-in days of 19% from 3,296 days in the three months ended March 31, 2021 to 2,664 days for the three months ended March 31, 2022. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the three months ended March 31, 2022 were $13.2 million, compared to $8.5 million for the same period in 2021, an increase of approximately 55%. The increase in vessel operating expenses was predominantly due to an increase in owned days resulting from the acquisition of vessels in 2021. Excluding technical management fees, vessel operating expenses on a per day basis were $5,345 for the three months ended March 31, 2022 and $5,014 for the three months ended March 31, 2021. Technical management fees were approximately $1.4 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.

General and Administrative Expenses

General and administrative expenses were $5.3 million and $4.2 million for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily due to an increase in incentive compensation.

Unrealized gain (loss) on derivative instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, and when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts and forward bookings with forward freight agreements and bunkers swaps. The utilization of such derivatives can lead to fluctuations in the Company's reported results from operations on a period-to-period basis as the Company marks these positions to market at the balance sheet date while settlement of the position and execution of the physical transaction may occur at a future date. The Company recognized mark to market gains on bunker swaps of approximately $3.0 million and unrealized gains on forward freight agreements (FFAs) of approximately $2.8 million in the three months ended March 31, 2022. The fair value gain on interest rate derivative was approximately $1.7 million for the three months ended March 31, 2022. These gains and losses resulted from changes in the fair value of the derivatives at the respective balance sheet dates.

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

During the first quarter of 2022, the Company determined that a triggering event occurred related to the sale of a vessel, as the carrying value exceeded its fair value. On April 20, 2022, the Company signed a memorandum of agreement to sell the m/v Bulk Pangaea for a total net consideration of $8.6 million after brokerage commissions. As a result, we recorded an impairment charge of $3.0 million in the first quarter of 2022. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amount and as such, no additional loss on impairment was recognized.

The Company concluded that no triggering event had occurred during the three months ended March 31, 2021 which would require impairment testing.

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

At March 31, 2022 and December 31, 2021, the Company had working capital of $92.4 million and $72.2 million, respectively.

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2022 was $32.1 million compared to net cash provided by operating activities of $4.9 million for the three months ended March 31, 2021. The cash flows from operating activities increased compared to the same period in the prior year primarily due to the increase in income from operations as well as the impact of changes in working capital.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 was $18.2 million compared to net cash used in investing activities of $5.5 million for the same period in 2021. This increase was primarily due to the purchase of a Panamax vessel which delivered in February 2022.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2022 was $0.1 million compared to net cash used in financing activities of $5.9 million for the same period of 2021. During the three months ended March 31, 2022, the Company received $15.0 million in proceeds from finance leases. The Company repaid $3.4 million of long term debt and $3.8 million of finance leases. The Company also paid $2.3 million of cash dividends.

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

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, and to capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned or partially owned and controlled fleet at March 31, 2022 includes: ten Panamax drybulk carriers (six of which are Ice-Class 1A); eight Supramax drybulk carriers, three Ultramax drybulk carriers (Two of which are Ice-Class IC), and four Post Panamax Ice Class 1A drybulk vessels.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. This includes installation of ballast water treatment systems required under new regulations, the cost of which will be approximately $0.5 million to $0.7 million per vessel. The Company has some flexibility regarding the timing of dry docking, but the total cost is unpredictable. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $1.64 million and $1.11 million in the three months ended March 31, 2022 and 2021, respectively. The Company expensed drydocking costs of approximately $11,000 and $62,000, respectively, in the three months ended March 31, 2022 and 2021.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at March 31, 2022 or December 31, 2021.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

No significant changes to our market risk have occurred since December 31, 2021. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk" included in the Company Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the three months ended March 31, 2022.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the Risk Factor described below, which could materially affect the Company’s business, financial condition or future results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

    None.
Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

10.1	Bareboat Charter Party by and between Phoenix Bulk 25 Corp. and Delta Partner Ltd Dated January 27, 2022*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2022.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Mark L. Filanowski
Mark L. Filanowski
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)