Form 10-Q
period 2022-06-30
Pangaea Logistics Solutions Ltd.
filed 2022-08-09
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Common Stock, par value $0.0001 per share, 46,006,182 shares outstanding as of August 5, 2022.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$102,175,390	$56,208,902
Accounts receivable (net of allowance of $2,509,255 and $1,990,459 at June 30, 2022 and December 31, 2021, respectively)	41,100,379	54,259,265
Bunker inventory	52,823,684	27,147,760
Advance hire, prepaid expenses and other current assets	38,063,875	46,347,687
Total current assets	234,163,328	183,963,614

Fixed assets, net	469,965,208	471,912,810
Advances for vessel purchases	—	1,990,000
Finance lease right of use assets, net	46,296,661	45,195,759
Other non-current Assets	4,198,766	3,961,823
Total assets	$754,623,963	$707,024,006

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$65,304,630	$49,154,439
Related party debt	—	242,852
Deferred revenue	24,346,521	32,205,312
Current portion of secured long-term debt	12,891,501	15,443,115
Current portion of finance lease liabilities	16,153,750	14,479,803
Dividend payable	197,741	213,765
Total current liabilities	118,894,143	111,739,286

Secured long-term debt, net	99,587,978	105,836,797
Finance lease liabilities, net	176,437,981	170,959,553
Long-term liabilities - other - Note 8	18,849,983	17,806,976

Commitments and contingencies - Note 7

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 46,006,182 shares issued and outstanding at June 30, 2022; 45,617,840 shares issued and outstanding at December 31, 2021	4,599	4,562
Additional paid-in capital	162,385,398	161,534,280
Retained earnings	125,250,467	85,663,375
Total Pangaea Logistics Solutions Ltd. equity	287,640,464	247,202,217
Non-controlling interests	53,213,414	53,479,177
Total stockholders' equity	340,853,878	300,681,394
Total liabilities and stockholders' equity	$754,623,963	$707,024,006

 The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues:
Voyage revenue	$173,189,073	$117,395,377	$349,525,824	$225,625,680
Charter revenue	22,354,883	28,148,988	37,780,535	44,891,212
Total revenue	195,543,956	145,544,365	387,306,359	270,516,892
Expenses:
Voyage expense	67,907,824	46,112,779	133,158,291	93,951,636
Charter hire expense	65,713,016	62,604,014	143,424,623	116,239,356
Vessel operating expense	12,929,700	9,772,966	26,117,533	18,268,469
General and administrative	5,137,387	6,029,793	10,418,775	10,234,691
Depreciation and amortization	7,293,433	4,868,730	14,594,852	9,287,824
Loss on impairment of vessels	—	—	3,007,809	—
Loss on sale of vessels	318,032	—	318,032	—
Total expenses	159,299,392	129,388,282	331,039,915	247,981,976

Income from operations	36,244,564	16,156,083	56,266,444	22,534,916

Other income (expense):
Interest expense, net	(3,634,732)	(2,621,110)	(7,005,905)	(4,577,916)
Income attributable to Non-controlling interest recorded as long-term liability interest expense	(1,702,674)	(179,080)	(3,543,007)	(449,745)
Unrealized (loss) gain on derivative instruments, net	(3,501,649)	6,303,776	3,998,665	8,326,148
Other income (loss)	81,231	(82,496)	218,438	250,962
Total other (expense) income, net	(8,757,824)	3,421,090	(6,331,809)	3,549,449

Net income	27,486,740	19,577,173	49,934,635	26,084,365
Income attributable to non-controlling interests	(2,454,307)	(349,898)	(4,734,237)	(1,002,919)
Net income attributable to Pangaea Logistics Solutions Ltd.	$25,032,433	$19,227,275	$45,200,398	$25,081,446

Earnings per common share:
Basic	$0.56	$0.44	$1.02	$0.57
Diluted	$0.56	$0.43	$1.00	$0.56

Weighted average shares used to compute earnings per common share:
Basic	44,430,487	43,998,424	44,411,025	43,989,515
Diluted	45,070,533	44,688,602	45,129,077	44,731,058

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2022	45,991,977	$4,599	$162,074,419	$103,554,744	$265,633,762	$50,759,107	$316,392,869
Share-based compensation	—	—	310,979	—	310,979	—	310,979
Common Stock Dividend	—	—	—	(3,336,710)	(3,336,710)	—	(3,336,710)
Net Income	—	—	—	25,032,433	25,032,433	2,454,307	27,486,740
Balance at June 30, 2022	45,991,977	$4,599	$162,385,398	$125,250,467	$287,640,464	$53,213,414	$340,853,878

Balance at December 31, 2021	45,617,840	$4,562	$161,534,280	$85,663,375	$247,202,217	$53,479,177	$300,681,394
Share-based compensation	—	—	1,138,785	—	1,138,785	—	1,138,785
Distribution to Non-Controlling Interests	—	—	—	—	—	(5,000,000)	(5,000,000)
Issuance of restricted shares, net of forfeitures	374,137	37	(287,667)	—	(287,630)	—	(287,630)
Common Stock Dividend	—	—	—	(5,613,306)	(5,613,306)	—	(5,613,306)
Net Income	—	—	—	45,200,398	45,200,398	4,734,237	49,934,635
Balance at June 30, 2022	45,991,977	$4,599	$162,385,398	$125,250,467	$287,640,464	$53,213,414	$340,853,878

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2021	45,572,236	4,557	160,399,765	29,033,976	189,438,298	52,318,661	241,756,959
Share-based compensation	—	—	418,182	—	418,182	—	418,182
Issuance of restricted shares, net of forfeitures	69,205	7	(7)	—	—	—	—
Distribution to Non-Controlling Interests	—	—				(3,333,334)	(3,333,334)
Common Stock Dividend	—	—		(1,542,842)	(1,542,842)		(1,542,842)
Net Income	—	—	—	19,227,275	19,227,275	349,898	19,577,173
Balance at June 30, 2021	45,641,441	$4,564	$160,817,940	$46,718,409	$207,540,913	$49,335,225	$256,876,138

Balance at December 31, 2020	44,886,122	4,489	157,504,895	12,736,580	170,245,964	51,665,640	221,911,604
Share-based compensation	—	—	1,365,734	—	1,365,734	—	1,365,734
Issuance of restricted shares, net of forfeitures	193,690	19	(129,209)	—	(129,190)	—	(129,190)
Distribution to Non-Controlling Interests	—	—	—	—	—	(3,333,334)	(3,333,334)
Common Stock Dividend	—	—	—	(1,542,842)	(1,542,842)	—	(1,542,842)
Net Income	—	—	—	25,081,446	25,081,446	1,002,919	26,084,365
Balance at June 30, 2021	45,641,441	$4,564	$160,817,940	$46,718,409	$207,540,913	$49,335,225	$256,876,138

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$49,934,635	$26,084,365
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	14,594,852	9,287,824
Amortization of deferred financing costs	499,703	477,263
Amortization of prepaid rent	60,969	57,628
Unrealized gain on derivative instruments	(3,998,665)	(8,326,148)
Income from equity method investee	(218,438)	(250,962)
Earnings attributable to non-controlling interest recorded as other long term liability	3,543,007	449,745
Provision for doubtful accounts	518,796	285,466
Loss on impairment of vessels	3,007,809	—
Loss on sale of vessel	318,032	—
Drydocking costs	(4,858,510)	(5,551,513)
Share-based compensation	1,138,785	1,365,734
Change in operating assets and liabilities:
Accounts receivable	12,640,090	(1,894,649)
Bunker inventory	(25,675,924)	(7,217,311)
Advance hire, prepaid expenses and other current assets	12,286,477	(10,482,310)
Accounts payable, accrued expenses and other current liabilities	13,292,238	12,222,358
Deferred revenue	(7,858,791)	3,026,377
Net cash provided by operating activities	69,225,065	19,533,867

Investing activities
Purchase of vessels and vessel improvements	(18,501,875)	(108,540,199)
Purchase of fixed assets and equipment	(71,416)	(112,196)
Proceeds from sale of vessels	8,400,000	—
Contributions to non-consolidated subsidiaries	(18,505)	—
Net cash used in investing activities	(10,191,796)	(108,652,395)

Financing activities
Proceeds from long-term debt	—	66,350,000
Payments of financing fees and debt issuance costs	(331,317)	(1,167,783)
Payments of long-term debt	(9,010,117)	(55,620,110)
Proceeds from finance leases	15,000,000	77,084,500
Payments of finance lease obligations	(7,808,388)	(3,824,259)
Dividends paid to non-controlling interests	(5,000,000)	(3,333,334)
Accrued common stock dividends paid	(5,629,329)	(2,449,741)
Cash paid for incentive compensation shares relinquished	(287,630)	(129,190)
Contributions from non-controlling interest recorded as long-term liability	—	4,621,398
Payments to non-controlling interest recorded as long-term liability	—	(195,597)
Net cash (used in) provided by financing activities	(13,066,781)	81,335,884

Net increase (decrease) in cash and cash equivalents	45,966,488	(7,782,644)
Cash and cash equivalents at beginning of period	56,208,902	48,397,216
Cash and cash equivalents at end of period	$102,175,390	$40,614,572

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

At June 30, 2022, the Company owns three Panamax, two Ultramax Ice Class 1C, one Ultramax and eight Supramax drybulk vessels. The Company owns two-thirds of Nordic Bulk Holding Company Ltd. ("NBHC") which owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company owns 50% of Nordic Bulk Partners LLC. ("NBP") which owns a fleet of four Post Panamax Ice Class 1A drybulk vessels. The Company also has a 50% interest in the owner of a deck barge.

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

Cash and cash equivalents

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	June 30, 2022	December 31, 2021
	(unaudited)
Money market accounts – cash equivalents	$42,754,278	$35,193,025
Cash (1)	59,421,112	21,015,877
Total cash and cash equivalents	$102,175,390	$56,208,902

(1) Consists of cash deposits at various major banks.

Advance hire, prepaid expenses and other current assets

Advance hire, prepaid expenses and other current assets were comprised of the following:

	June 30, 2022	December 31, 2021
	(unaudited)
Advance hire	$9,799,745	$12,014,451
Prepaid expenses	5,897,012	5,956,195
Accrued receivables	12,356,868	17,009,957
Margin deposit	(25,652)	5,464,379
Derivative assets	7,884,772	3,886,107
Other current assets	2,151,130	2,016,598
	$38,063,875	$46,347,687

Other non-current Assets

Other non-current assets were comprised of the following:

	June 30, 2022	December 31, 2021
Name	(unaudited)
Investment in Seamar Management	$756,230	$428,572
Investment in Pangaea Logistics Solutions (US) LLC	435,775	507,270
Investment in Bay Stevedoring LLC	3,006,761	3,025,981
	$4,198,766	$3,961,823

Accounts payable, accrued expenses and other current liabilities
Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	June 30, 2022	December 31, 2021
	(unaudited)
Accounts payable	$25,950,765	$21,090,717
Accrued expenses	21,541,388	16,254,253
Bunkers supplies	12,343,555	9,260,262
Note Payable - Note 8	5,156,245	2,549,207
Other accrued liabilities	312,677	—
	$65,304,630	$49,154,439

Leases

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, Leases ("ASC 842"), the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending June 30, 2022, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

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

At June 30, 2022, the Company had one vessel chartered to a customer under a time charter that contained a lease. This one lease's duration was 28 days. At June 30, 2022, lease payments due under this arrangement totaled approximately $125,000 and the time charter was due to be completed in 4 days.

At June 30, 2021, the Company had 15 vessels chartered to customers under time charters that contain leases. These 15 leases varied in original length from 24 days to 138 days. At June 30, 2021, lease payments due under these arrangements totaled approximately $8,648,000 and each of the time charters were due to be completed in 65 days or less. The Company does not have any sales-type or direct financing leases.

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

NOTE 3 - FIXED ASSETS

At June 30, 2022, the Company owned twenty-four dry bulk vessels including eight financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	June 30,	December 31,
	2022	2021
	(unaudited)
m/v NORDIC ODYSSEY (1)	$21,570,749	$22,456,407
m/v NORDIC ORION (1)	22,231,771	23,057,114
m/v NORDIC OSHIMA (1)	24,952,260	25,612,412
m/v NORDIC OLYMPIC (1)	25,305,330	25,982,802
m/v NORDIC ODIN (1)	25,399,937	26,073,841
m/v NORDIC OASIS (1)	26,941,537	27,650,350
m/v NORDIC NULUUJAAK (2) (5)	38,234,130	38,949,402
m/v NORDIC QINNGUA (2) (5)	38,133,232	38,838,142
m/v NORDIC SANNGIJUQ (2) (5)	37,688,843	38,377,457
m/v NORDIC SIKU(2) (5)	38,084,765	38,776,359
m/v BULK ENDURANCE	23,707,705	23,069,545
m/v BULK COURAGEOUS (5)	16,056,284	16,356,730
m/v BULK CONCORD (5)	19,845,938	—
m/v BULK NEWPORT	10,970,171	11,566,639
m/v BULK FREEDOM	7,950,193	8,476,937
m/v BULK PRIDE	12,867,799	13,560,656
m/v BULK SPIRIT (5)	11,997,224	12,293,336
m/v BULK INDEPENDENCE	13,799,729	13,466,530
m/v BULK FRIENDSHIP (5)	14,101,133	14,526,423
m/v BULK VALOR	17,461,842	17,797,021
m/v BULK PROMISE	17,963,804	18,306,557
m/v BULK PANGAEA (3)	—	11,802,463
MISS NORA G PEARL (4)	2,491,597	2,714,931
	467,755,973	469,712,054
Other fixed assets, net	2,209,235	2,200,756
Total fixed assets, net	$469,965,208	$471,912,810

Right of Use Assets (5)
m/v BULK XAYMACA	$14,220,803	$12,661,804
m/v BULK DESTINY	20,335,023	20,074,619
m/v BULK TRIDENT	11,740,835	12,459,336
	$46,296,661	$45,195,759

(1) Vessels are owned by NBHC, a consolidated joint venture in which the Company has a two-third ownership interest at June 30, 2022 and December 31, 2021, respectively.

(2) Vessels are owned by NBP, a consolidated joint venture in which the Company has a 50% ownership interest at June 30, 2022 and December 31, 2021.
(3) On April 20, 2022, the Company signed a memorandum of agreement to sell the m/v Bulk Pangaea for $8.6 million after brokerage commissions. The Company recorded an impairment charge of $3.0 million and a loss on sale of vessel of 0.3 million, and the vessel was delivered to the buyer on June 23, 2022.
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

During the first quarter of 2022, the Company determined that a triggering event occurred related to the sale of a vessel, as the carrying value exceeded its fair value. On April 20, 2022, the Company signed a memorandum of agreement to sell the m/v Bulk Pangaea for a total net consideration of $8.6 million after brokerage commissions. As a result, we recorded an impairment charge of $3.0 million in the first quarter of 2022. The Company concluded that no triggering event had occurred during the during the second quarter of 2022 which would require impairment testing.

The Company determined there were no triggering events present during the six months ended June 30, 2021 which would require impairment testing.

NOTE 4 - DEBT

Long-term debt consists of the following:

	June 30, 2022	December 31, 2021	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	15,316,518	16,224,189	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3)	47,000,000	49,400,000	3.38%	June 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (4)
Bulk Nordic Six Ltd. - Tranche A (2)	10,633,327	11,166,661	4.39%	May 2024
Bulk Nordic Six Ltd. - Tranche B	2,200,000	2,330,000	3.37%	May 2024
Bulk Pride - Tranche C (2)	3,550,000	4,100,000	5.39%	May 2024
Bulk Independence - Tranche E (2)	11,000,000	11,500,000	3.54%	May 2024
Bulk Freedom Loan Agreement	—	2,600,000	4.55%	June 2022
Bulk Valor Corp. Loan and Security Agreement (2)	12,076,114	12,718,279	3.29%	June 2028
Bulk Promise Corp. (5)	11,761,778	12,453,926	3.34%	October 2027
109 Long Wharf Commercial Term Loan	429,266	484,066	3.62%	April 2026
Total	$113,967,003	$122,977,121
Less: unamortized issuance costs, net	(1,487,524)	(1,697,209)
	$112,479,479	$121,279,912
Less: current portion	(12,891,501)	(15,443,115)
Secured long-term debt, net	$99,587,978	$105,836,797

(1)As of June 30, 2022.
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
(5)This facility was fixed at 5.45% on July 15, 2022 through maturity.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
(unaudited)
2022 (remainder of the year)	$6,432,998
2023	12,940,758
2024	31,857,187
2025	9,718,626
2026	9,761,812
Thereafter	43,255,622
$113,967,003

Financial Covenants

Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of June 30, 2022 and December 31, 2021.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021:

	Asset Derivative
Derivative instruments	Balance Sheet Location	06/30/2022	12/31/2021
Margin accounts (1)	Other current assets	$(25,652)	$5,464,379
Forward freight agreements (2)	Other current assets	$3,181,161	$2,119,581
Fuel swap contracts (2)	Other current assets	$1,937,037	$1,047,752
Interest rate cap (2)	Other current assets	$2,766,575	$718,774

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2022 and 2021:

	Unrealized gain (loss) on derivative instruments
	For the three months ended		For the six months ended
Derivative instruments	06/30/2022	6/30/2021	06/30/2022	6/30/2021
Forward freight agreements	$(1,698,327)	$5,651,000	$1,061,579	$6,140,885
Fuel Swap Contracts	(2,133,497)	940,615	$889,285	$1,682,229
Interest rate cap	330,175	(287,839)	$2,047,801	$503,034
Total Gain	$(3,501,649)	$6,303,776	$3,998,665	$8,326,148

NOTE 6 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2021	Activity	June 30, 2022
			(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables) (i)	$2,847,910	77,384	$2,925,294
Commissions payable (trade payables) (ii)	$38,896	109,144	$148,040

Included in current related party debt on the consolidated balance sheets:
Interest payable - 2011 Founders Note	242,852	(242,852)	—
Total current related party debt	$242,852	$(242,852)	$—

i.Seamar Management S.A. ("Seamar")
ii.Phoenix Bulk Carriers (Brasil) Intermediacoes Maritimas Ltda. - a wholly-owned Company of a member of the Board of Directors

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three months ended June 30, 2022 and 2021, the Company incurred technical management fees of approximately $815,400 and 682,800, respectively, under this arrangement. During the six months ended June 30, 2022 and 2021, the Company incurred technical management fees of approximately $1,597,000 and 1,276,800, respectively, under this arrangement.

The Company paid cash dividends of $5.0 million to a non-controlling interest holder of NBHC during the six months ended June 30, 2022.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Bulk Destiny, Bulk Trident, Bulk Xaymaca, Bulk Spirit, Bulk Friendship, Bulk Courageous, Nordic Nuluujaak, Nordic Qinngua, Nordic Sanngiguq and Nordic Siku are classified as finance leases and the leases are secured by the assignment of earnings and insurances and by guarantees of the Company. Minimum lease payments under finance leases are recognized on a straight‑line basis over the term of the lease and the Company will own these vessels at the end of lease term. Refer to the Company's annual report Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 16, 2022 for additional information on these finance leases.

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

The following table provides details of the Company's future minimum lease payments under finance lease liabilities recorded on the Company's consolidated balance sheets as of June 30, 2022.

Year ending December 31,	Amount
2022 (remainder of the year)	$13,753,442
2023	27,174,431
2024	33,598,344
2025	24,161,223
2026	21,824,643
Thereafter	153,349,290
Total minimum lease payments	$273,861,373
Less imputed interest	77,935,802
Present value of minimum lease payments	195,925,571
Less current portion	(16,153,750)
Less issuance costs	(3,333,840)
Long-term portion	$176,437,981

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

The Company leases office space for its Singapore operations. In August 2021, the Company renewed its lease for a two year period. At June 30, 2022, the remaining lease term is fourteen months.

For the three months ended June 30, 2022 and 2021, the Company recognized approximately $52,000 as lease expense for office leases in General and Administrative Expenses.

For the six months ended June 30, 2022 and 2021, the Company recognized approximately $104,000 as lease expense for office leases in General and Administrative Expenses.

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

On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary NBHC from its shareholders for $22.5 million, including a $15.0 million cash payment upon closing and $7.5 million of deferred consideration, at three-month LIBOR plus 3.5%, in three equal installments of $2.5 million due on the first, second, and third anniversaries of September 28, 2020. The Company expects to pay off the note payable in September of 2022. The deferred consideration is recorded in "Other current liabilities" for $5.0 million plus accrued interest on the Company's Consolidated Balance Sheet as of June 30, 2022. NBHC will continue to be a consolidated entity in the Company’s consolidated financial statements pursuant to ASC 810-10. The portion of NBHC not owned by the Company will continue to be recognized as non-controlling interest in the Company’s consolidated financial statements.

The roll-forward of Other Long-term Liabilities are as follows:

(Dollars in thousands, figures may not foot due to rounding)	06/30/2022	12/31/2021
Beginning Balance	$17,806,976	$10,135,409
Payments to non-controlling interest recorded as long-term liability	—	(195,599)
Contributions from non-controlling interests	—	9,182,425
Earnings attributable to non-controlling interest recorded as other long term liability	3,543,007	1,184,741
Reclassification of deferred consideration related to acquisition of non-controlling interest to other current liabilities	(2,500,000)	—
Payments on other long-term liability	—	(2,500,000)
Ending balance	$18,849,983	$17,806,976

NOTE 9 - SUBSEQUENT EVENTS

On July 7, 2022, the Bulk Promise Corp term loan interest rate was fixed at 5.45% effective July 15, 2022 through maturity.

On August 5, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.075 per common share, to be paid on September 15, 2022, to all shareholders of record as of September 1, 2022.

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

Selected Financial Information

(in thousands, except for shipping days data and per share data) (figures may not foot due to rounding)	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Selected Financial Data	Unaudited		Unaudited
Voyage revenue	$173,189	$117,395	$349,526	$225,626
Charter revenue	22,355	28,149	37,781	44,891
Total revenue	195,544	145,544	387,306	270,517
Voyage expense	67,908	46,113	133,158	93,952
Charter hire expense	65,713	62,604	143,425	116,239
Vessel operating expenses	12,930	9,773	26,118	18,268
Total cost of transportation and service revenue	146,551	118,490	302,700	228,459
Vessel depreciation and amortization	7,293	4,850	14,595	9,200
Gross Profit	41,700	22,204	70,011	32,857
Other operating expenses	5,156	6,048	10,419	10,322
Loss on impairment of vessels	—	—	3,008	—
Loss on sale of vessels	318	—	318	—
Income from operations	36,245	16,156	56,266	22,535
Total other (expense) income, net	(8,758)	3,421	(6,332)	3,549
Net income	27,487	19,577	49,935	26,084
Income attributable to non-controlling interests	(2,454)	(350)	(4,734)	(1,003)
Net income attributable to Pangaea Logistics Solutions Ltd.	$25,032	$19,227	$45,200	$25,081

Net income from continuing operations per common share information
Basic net income per share	$0.56	$0.44	$1.02	$0.57
Diluted net income per share	$0.56	$0.43	$1.00	$0.56
Weighted-average common shares Outstanding - basic	44,430	43,998	44,411	43,990
Weighted-average common shares Outstanding - diluted	45,071	44,689	45,129	44,731

Adjusted EBITDA (1)	$44,248	$21,360	$75,544	$33,440

Shipping Days (2)
Voyage days	3,963	3,431	8,139	7,059
Time charter days	740	1,292	1,343	2,332
Total shipping days	4,703	4,723	9,482	9,391

TCE Rates ($/day)	$27,139	$21,053	26,803	$18,802

	June 30, 2022	December 31, 2021
Selected Data from the Consolidated Balance Sheets
Cash and cash equivalents	$102,175	$56,209
Total assets	$754,624	$707,024
Total secured debt, including finance leases liabilities	$305,071	$306,719
Total shareholders' equity	$340,854	$300,681

	For the six months ended June 30,
	2022	2021
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$69,225	$19,534
Net cash used in investing activities	$(10,192)	$(108,652)
Net cash (used in) provided by financing activities	$(13,067)	$81,336

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

The reconciliation of gross profit to net transportation and service revenue and net income in accordance with U.S. GAAP to Adjusted EBITDA is as follows:

(in thousands, figures may not foot due to rounding)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Transportation and Service Revenue (3)
Gross Profit (4)	$41,700	$22,204	$70,011	$32,857
Add:
Vessel Depreciation and Amortization	7,293	4,850	14,595	9,200
Net transportation and service revenue	$48,993	$27,055	$84,606	$42,057

Adjusted EBITDA
Net Income	$27,487	$19,577	$49,935	$26,084
Interest expense, net	5,337	2,800	10,549	5,028
Depreciation and amortization	7,293	4,869	14,595	9,288
EBITDA	$40,118	$27,246	$75,078	$40,400
Non-GAAP Adjustments
Loss on impairment of vessels	—	—	3,008	—
Loss on sale of vessels	318	—	318	—
Share-based compensation	311	418	1,139	1,366
Unrealized loss (gain) on derivative instruments, net	3,502	(6,304)	(3,999)	(8,326)
Adjusted EBITDA	$44,248	$21,360	$75,544	$33,440

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

Business Overview

The dry bulk sector of the transportation and logistics industry is cyclical and can be volatile due to changes in supply of vessels and demand for transportation of dry bulk commodities. After reaching levels not seen in over a decade in 2021, the dry bulk freight market remained strong in historical terms in the first half of 2022. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 2,403 for the second quarter of 2022, compared to an average of 3,001 for the comparable quarter of 2021, and up approximately 24% from the first quarter of 2022. More specifically, and reflecting the composition of the Company's fleet, the average published market rates for Supramax and Panamax vessels increased approximately 8% from an average of $24,185 in the second quarter of 2021 to $26,075 in the same period of 2022. We have historically experienced fluctuations in our results of operations on a quarterly and annual basis due to the volatility of the dry bulk sector. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including cargo demand for vessels, supply of vessels, competition, and seasonality.

Quarterly TCE Performance

For the three months ended June 30, 2022, the Company's TCE rates were up 29% to $27,139 from $21,053 for the three months ended June 30, 2021. The Company's achieved TCE rates continued to improve as the overall dry bulk market rates improved for the three months ended June 30, 2022. The Company's achieved TCE rate for the three months ended June 30, 2022 outperformed the average of the Baltic panamax and supramax market indexes and exceeded the average market rates by approximately 4% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet and its cargo-focused strategy.

2nd Quarter Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was approximately $25.0 million for three months ended June 30, 2022 as compared to approximately $19.2 million for the same period of 2021.
•Diluted net income per share was $0.56 for three months ended June 30, 2022, as compared to $0.43 for the same period of 2021.
•Pangaea's TCE rates were $27,139 for the three months ended June 30, 2022 and $21,053 for the three months ended June 30, 2021.
•Adjusted EBITDA was $44.2 million for the three months ended June 30, 2022, as compared to $21.4 million for the same period of 2021.
•At the end of the quarter, Pangaea had $102.2 million in cash, and cash equivalents.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters. Total revenue for the three months ended June 30, 2022 was $195.5 million, compared to $145.5 million for the same period in 2021, a 34% increase. The increase in revenues was primarily due to higher average TCE rates earned as discussed above. The total number of shipping days were approximately the same for the three months ended June 30, 2022 and 2021.

Components of revenue are as follows:

Voyage revenues increased by 48% for the three months ended June 30, 2022 to $173.2 million compared to $117.4 million for the same period in 2021. The increase in voyage revenues was primarily due to higher average TCE rates earned and a greater number of voyage days which increased 16% to 3,963 for the three months ended June 30, 2022 compared to 3,431 for the same period in 2021.

Charter revenues decreased to $22.4 million from $28.1 million, or 21%, for the three months ended June 30, 2022 compared to the same period in 2021. The decrease in charter revenues was due to a decrease in time charter days which were down 43% to 740 in the first quarter of 2022 from 1,292 for the same quarter in 2021 and offset by increased charter hire rates earned. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charter arrangements.

Voyage Expenses

Voyage expenses were $67.9 million for the three months ended June 30, 2022, compared to $46.1 million for the same period in 2021, an increase of approximately 47.3%. The increase was primarily attributable to an increase in bunker costs. Further voyage days increased by 16% to 3,963 days in the three months ended June 30, 2022 from 3,431 days for the same period in 2021. Total costs of bunkers consumed increased by 94.8% for the three months ended June 30, 2022 compared to the same period in 2021 due to the increasing market price for bunkers. Port expenses increased by 9% compared to prior year as a result of the increase in voyage days.

Charter Hire Expenses

Charter hire expenses for the three months ended June 30, 2022 were $65.7 million, compared to $62.6 million for the same period in 2021, a 5% increase. The increase in charter hire expenses was primarily due to an increase in market rates to charter-in vessels. The average published market rates for Supramax and Panamax vessels increased approximately 8% from an average of $24,185 in the second quarter of 2021 to $26,075 in the same period of 2022. This was offset by a decrease in chartered-in days of 20% from 3,108 days in the three months ended June 30, 2021 to 2,501 days for the three months ended June 30, 2022. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the three months ended June 30, 2022 were $12.9 million, compared to $9.8 million for the same period in 2021, an increase of approximately 32%. The increase in vessel operating expenses was predominantly due to an increase in owned days resulting from the acquisition of vessels in 2021 and 2022. Excluding technical management fees, vessel operating expenses on a per day basis were $5,198 for the three months ended June 30, 2022 and $5,254 for the three months ended June 30, 2021. Technical management fees were approximately $1.1 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively.

General and Administrative Expenses

General and administrative expenses were $5.1 million and $6.0 million for the three months ended June 30, 2022 and 2021, respectively. The decrease was primarily due to a decrease in timing of recognition of incentive compensation.

Unrealized gain (loss) on derivative instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, and when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts and forward bookings with forward freight agreements and bunkers swaps. The utilization of such derivatives can lead to fluctuations in the Company's reported results from operations on a period-to-period basis as the Company marks these positions to market at the balance sheet date while settlement of the position and execution of the physical transaction may occur at a future date. The Company recognized a mark to market loss on bunker swaps of approximately $2.1 million and unrealized loss on forward freight agreements (FFAs) of approximately $1.7 million in the three months ended June 30, 2022. The fair value gain on interest rate derivative was approximately $0.3 million for the three months ended June 30, 2022. These gains and losses resulted from changes in the fair value of the derivatives at the respective balance sheet dates.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters. Total revenue for the six months ended June 30, 2022 was $387.3 million, compared to $270.5 million for the same period in 2021, a 43% increase. The increase in revenues was primarily due to higher average TCE rates earned as total shipping days remained relatively consistent, only increasing approximately 1% to 9,482 in the six months ended June 30, 2022, compared to 9,391 for the same period in 2021.

Components of revenue are as follows:

Voyage revenues increased by 55% for the six months ended June 30, 2022 to $349.5 million compared to $225.6 million for the same period in 2021. The increase in voyage revenues was primarily due to higher average TCE rates and greater number of voyage days.

Charter revenues decreased to $37.8 million from $44.9 million, or 16%, for the six months ended June 30, 2022 compared to the same period in 2021. The decrease in charter revenues was due to a decrease in time charter days, which were down 42% to 1,343 in the six months ended June 30, 2022 from 2,332 in the six months ended June 30, 2021, offset by increased time charter hire earned per day. The time charter revenue per day was $28,131 for the six months ended June 30, 2022 compared to $19,250 for the same period of 2021. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charter arrangements.

Voyage Expenses

Voyage expenses were $133.2 million for the six months ended June 30, 2022, compared to $94.0 million for the same period in 2021, an increase of 42%. The increase was mainly attributable to increased bunker costs, port expenses and canal fees. Bunkers, port charges, and canal fees primarily increase in periods during which vessels are employed on voyage charters. The number of voyage days increased by 15% to 8,139 days in the six months ended June 30, 2022 compared to 7,059 days for the same period in 2021. Total costs of bunkers consumed increased by 80% for the six months ended June 30, 2022 compared to the same period in 2021 due to increasing market prices for bunkers. Port expenses increased 11% compared to prior year as a result of increased canal fees incurred in the current year.

Charter Hire Expenses

Charter hire expenses for the six months ended June 30, 2022 were $143.4 million, compared to $116.2 million for the same period in 2021, a 23% increase. The increase in charter hire expenses was primarily due to an increase in market rates to charter-in vessels, offset by a decrease in the number of chartered-in days from 6,404 days in the six months ended June 30, 2021 to 5,165 days for the six months ended June 30, 2022. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the six months ended June 30, 2022 were $26.1 million, compared to $18.3 million for the same period in 2021, an increase of approximately 43%. The increase in vessel operating expenses was primarily due to an increase in owned days resulting from the acquisition of vessels over the period. Excluding technical management fees, vessel operating expenses on a per day basis were $5,270 for the six months ended June 30, 2022 and $5,140 for the same period in 2021. Technical management fees were approximately $2.5 million and $1.8 million for the six months ended June 30, 2022 and 2021, respectively.

General and Administrative Expenses

General and administrative expenses were $10.4 million and $10.2 million for the six months ended June 30, 2022 and 2021, respectively.

Unrealized (loss) gain on derivative instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, and when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts and forward bookings with forward freight agreements and bunkers swaps. The utilization of such derivatives can lead to fluctuations in the Company's reported results from operations on a period-to-period basis as the Company marks these positions to market at the balance sheet date while settlement of the position and execution of the physical transaction may occur at a future date. The Company recognized mark to market gains on bunker swaps of approximately $0.9 million and gains on forward freight agreements (FFAs) of approximately $1.1 million in the six months ended June 30, 2022. The fair value gain on interest rate derivatives was approximately $2.0 million for the six months ended June 30, 2022. These gains resulted from changes in the fair value of the derivatives at the respective balance sheet dates.

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

During the first quarter of 2022, the Company determined that a triggering event occurred related to the sale of a vessel, as the carrying value exceeded its fair value. On April 20, 2022, the Company signed a memorandum of agreement to sell the m/v Bulk Pangaea for a total net consideration of $8.6 million after brokerage commissions. As a result, we recorded an impairment charge of $3.0 million in the first quarter of 2022. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amount and as such, no additional loss on impairment was recognized. The Company concluded that no triggering event had occurred during the during the second quarter of 2022 which would require impairment testing.

The Company determined there were no triggering events present during the six months ended June 30, 2021 which would require impairment testing.

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

At June 30, 2022 and December 31, 2021, the Company had working capital of $115.3 million and $72.2 million, respectively.

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2022 was $69.2 million compared to net cash provided by operating activities of $19.5 million for the six months ended June 30, 2021. The cash flows from operating activities increased compared to the same period in the prior year primarily due to the increase in income from operations as well as the impact of changes in working capital.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 was $10.2 million compared to net cash used in investing activities of $108.7 million for the same period in 2021. During the second quarter of 2021, the Company purchased four vessels for $105.4 million and paid $2.7 million as advances for the purchase of one additional vessel which was delivered on July 12, 2021. Additionally, the Company paid $0.3 million as advances towards two newbuildings delivered in the third and fourth quarter of 2021.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2022 was $13.1 million compared to net cash provided by financing activities of $81.3 million for the same period of 2021. During the six months ended June 30, 2022, the Company received $15.0 million in proceeds from finance leases. The Company repaid $9.0 million of long term debt and $7.8 million of finance leases. The Company also paid $5.6 million of cash dividends.

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

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, and to capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned or partially owned and controlled fleet at June 30, 2022 includes: ten Panamax drybulk carriers (six of which are Ice-Class 1A); eight Supramax drybulk carriers, three Ultramax drybulk carriers (Two of which are Ice-Class IC), and four Post Panamax Ice Class 1A drybulk vessels.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. This includes installation of ballast water treatment systems required under new regulations, the cost of which will be approximately $0.5 million to $0.7 million per vessel. The Company has some flexibility regarding the timing of dry docking, but the total cost is unpredictable. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $4.9 million and $5.6 million in the six months ended June 30, 2022 and 2021, respectively. The Company expensed drydocking costs of approximately $4,000 and $122,000, respectively, in the six months ended June 30, 2022 and 2021.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at June 30, 2022 or December 31, 2021.

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

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the six months ended June 30, 2022.

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
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2022.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Mark L. Filanowski
Mark L. Filanowski
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)