Form 10-Q
period 2022-09-30
Pangaea Logistics Solutions Ltd.
filed 2022-11-09
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Common Stock, par value $0.0001 per share, 45,922,692 shares outstanding as of November 4, 2022.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$117,948,614	$56,208,902
Accounts receivable (net of allowance of $3,273,083 and $1,990,459 at September 30, 2022 and December 31, 2021, respectively)	42,343,295	54,259,265
Bunker inventory	30,651,975	27,147,760
Advance hire, prepaid expenses and other current assets	31,741,934	46,347,687
Total current assets	222,685,818	183,963,614

Fixed assets, net	465,137,127	471,912,810
Advances for vessel purchases	1,710,000	1,990,000
Finance lease right of use assets, net	44,880,530	45,195,759
Other non-current assets	4,497,445	3,961,823
Total assets	$738,910,920	$707,024,006

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$44,491,725	$49,154,439
Related party notes payable	—	242,852
Deferred revenue	17,233,861	32,205,312
Current portion of secured long-term debt	12,916,094	15,443,115
Current portion of finance lease liabilities	16,261,356	14,479,803
Dividend payable	197,741	213,765
Total current liabilities	91,100,777	111,739,286

Secured long-term debt, net	96,447,396	105,836,797
Finance lease liabilities, net	172,496,539	170,959,553
Long-term liabilities - other - Note 10	21,268,827	17,806,976

Commitments and contingencies - Note 9

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 45,922,692 shares issued and outstanding at September 30, 2022; 45,617,840 shares issued and outstanding at December 31, 2021	4,592	4,562
Additional paid-in capital	162,704,593	161,534,280
Retained earnings	140,702,171	85,663,375
Total Pangaea Logistics Solutions Ltd. equity	303,411,356	247,202,217
Non-controlling interests	54,186,025	53,479,177
Total stockholders' equity	357,597,381	300,681,394
Total liabilities and stockholders' equity	$738,910,920	$707,024,006

 The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues:
Voyage revenue	$173,167,990	$186,352,802	$522,693,814	$411,978,482
Charter revenue	11,309,147	26,676,433	49,089,682	71,567,645
Total revenue	184,477,137	213,029,235	571,783,496	483,546,127
Expenses:
Voyage expense	74,716,194	60,405,741	207,874,485	154,357,377
Charter hire expense	50,750,809	103,721,059	194,175,432	219,960,415
Vessel operating expense	15,361,640	11,753,951	41,479,173	30,022,420
General and administrative	5,776,666	4,442,064	16,195,441	14,676,755
Depreciation and amortization	7,365,561	7,163,479	21,960,413	16,451,303
Loss on impairment of vessels	—	—	3,007,809	—
Loss on sale of vessels	—	—	318,032	—
Total expenses	153,970,870	187,486,294	485,010,785	435,468,270

Income from operations	30,506,267	25,542,941	86,772,711	48,077,857

Other income (expense):
Interest expense, net	(4,116,319)	(2,416,677)	(11,122,224)	(6,994,593)
Income attributable to Non-controlling interest recorded as long-term liability interest expense	(2,418,844)	(325,742)	(5,961,851)	(775,487)
Unrealized (loss) gain on derivative instruments, net	(4,508,758)	5,344,327	(510,093)	13,670,475
Other income	298,679	550,781	517,117	801,743
Total other (expense) income, net	(10,745,242)	3,152,689	(17,077,051)	6,702,138

Net income	19,761,025	28,695,630	69,695,660	54,779,995
Income attributable to non-controlling interests	(972,611)	(1,700,399)	(5,706,848)	(2,703,318)
Net income attributable to Pangaea Logistics Solutions Ltd.	$18,788,414	$26,995,231	$63,988,812	$52,076,677

Earnings per common share:
Basic	$0.42	$0.61	$1.44	$1.18
Diluted	$0.42	$0.60	$1.43	$1.16

Weighted average shares used to compute earnings per common share:
Basic	44,415,575	44,004,980	44,386,628	43,994,726
Diluted	44,640,278	44,927,456	44,624,228	44,704,303

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	45,991,977	$4,599	$162,385,398	$125,250,467	$287,640,464	$53,213,414	$340,853,878
Share-based compensation	—	—	319,188	—	319,188	—	319,188
Issuance of restricted shares, net of forfeitures	(69,285)	(7)	7	—	—	—	—
Common Stock Dividend	—	—	—	(3,336,710)	(3,336,710)	—	(3,336,710)
Net Income	—	—	—	18,788,414	18,788,414	972,611	19,761,025
Balance at September 30, 2022	45,922,692	$4,592	$162,704,593	$140,702,171	$303,411,356	$54,186,025	$357,597,381

Balance at December 31, 2021	45,617,840	$4,562	$161,534,280	$85,663,375	$247,202,217	$53,479,177	$300,681,394
Share-based compensation	—	—	1,457,972	—	1,457,972	—	1,457,972
Distribution to Non-Controlling Interests	—	—	—	—	—	(5,000,000)	(5,000,000)
Issuance of restricted shares, net of forfeitures	304,852	30	(287,659)	—	(287,629)	—	(287,629)
Common Stock Dividend	—	—	—	(8,950,016)	(8,950,016)	—	(8,950,016)
Net Income	—	—	—	63,988,812	63,988,812	5,706,848	69,695,660
Balance at September 30, 2022	45,922,692	$4,592	$162,704,593	$140,702,171	$303,411,356	$54,186,025	$357,597,381

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2021	45,641,441	4,564	160,817,940	46,718,409	207,540,913	49,335,225	256,876,138
Share-based compensation	—	—	369,224	—	369,224	—	369,224
Common Stock Dividend	—	—		(1,542,759)	(1,542,759)		(1,542,759)
Net Income	—	—	—	26,995,231	26,995,231	1,700,399	28,695,630
Balance at September 30, 2021	45,641,441	$4,564	$161,187,164	$72,170,881	$233,362,609	$51,035,624	$284,398,233

Balance at December 31, 2020	45,447,751	4,545	159,581,415	23,179,805	182,765,765	51,665,640	234,431,405
Share-based compensation	—	—	1,734,958	—	1,734,958	—	1,734,958
Issuance of restricted shares, net of forfeitures	193,690	19	(129,209)	—	(129,190)	—	(129,190)
Distribution to Non-Controlling Interests	—	—	—	—	—	(3,333,334)	(3,333,334)
Common Stock Dividend	—	—	—	(3,085,601)	(3,085,601)	—	(3,085,601)
Net Income	—	—	—	52,076,677	52,076,677	2,703,318	54,779,995
Balance at September 30, 2021	45,641,441	$4,564	$161,187,164	$72,170,881	$233,362,609	$51,035,624	$284,398,233

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$69,695,660	$54,779,995
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	21,960,413	16,451,303
Amortization of deferred financing costs	764,897	676,109
Amortization of prepaid rent	91,453	86,442
Unrealized loss (gain) on derivative instruments	510,093	(13,670,475)
Income from equity method investee	(517,117)	(801,743)
Earnings attributable to non-controlling interest recorded as other long term liability	5,961,851	775,487
Provision for doubtful accounts	1,282,624	193,860
Loss on impairment of vessels	3,007,809	—
Loss on sale of vessel	318,032	—
Drydocking costs	(5,972,024)	(7,616,318)
Share-based compensation	1,457,972	1,734,958
Change in operating assets and liabilities:
Accounts receivable	10,633,346	(12,343,647)
Bunker inventory	(3,504,215)	(8,915,026)
Advance hire, prepaid expenses and other current assets	14,095,660	(19,146,819)
Accounts payable, accrued expenses and other current liabilities	(2,946,749)	18,487,297
Deferred revenue	(14,971,451)	11,985,858
Net cash provided by operating activities	101,868,254	42,677,281

Investing activities
Purchase of vessels and vessel improvements	(18,370,977)	(159,710,150)
Advances for vessel purchases	(1,710,000)	—
Write off (Purchase) of fixed assets and equipment	187,638	(137,874)
Proceeds from sale of vessels	8,400,000	—
Contributions to non-consolidated subsidiaries	(18,505)	—
Net cash used in investing activities	(11,511,844)	(159,848,024)

Financing activities
Proceeds from long-term debt	—	79,150,000
Payments of financing fees and debt issuance costs	(331,317)	(1,992,346)
Payments of long-term debt	(12,223,052)	(58,614,319)
Proceeds from finance leases	15,000,000	109,125,739
Payments of finance lease obligations	(11,808,661)	(6,482,397)
Payments of other long-term liabilities	(5,000,000)	(2,500,000)
Dividends paid to non-controlling interests	(5,000,000)	(3,333,334)
Accrued common stock dividends paid	(8,966,039)	(3,992,500)
Cash paid for incentive compensation shares relinquished	(287,629)	(129,190)
Contributions from non-controlling interest recorded as long-term liability	—	6,901,911
Payments to non-controlling interest recorded as long-term liability	—	(195,597)
Net cash (used in) provided by financing activities	(28,616,698)	117,937,967

Net increase in cash and cash equivalents	61,739,712	767,224
Cash and cash equivalents at beginning of period	56,208,902	48,397,216
Cash and cash equivalents at end of period	$117,948,614	$49,164,440

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

At September 30, 2022, the Company owns three Panamax, two Ultramax Ice Class 1C, one Ultramax and eight Supramax drybulk vessels. The Company owns two-thirds of Nordic Bulk Holding Company Ltd. ("NBHC") which owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company owns 50% of Nordic Bulk Partners LLC. ("NBP") which owns a fleet of four Post Panamax Ice Class 1A drybulk vessels. The Company also has a 50% interest in the owner of a deck barge.

On August 18, 2022, the Company entered into a memorandum of agreement to purchase a 2010 Hyundai Vinashin-built 55,618 dwt dry bulk vessel to add to its operating fleet. The Company took delivery of the vessel on October 13, 2022 for a final purchase price of $16.6 million.

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

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the percentage completion of spot voyages, the establishment of the allowance for doubtful accounts and the estimate of salvage value used in determining vessel depreciation expense. Actual results could differ from those estimates.

Advance hire, prepaid expenses and other current assets

Advance hire, prepaid expenses and other current assets were comprised of the following:

	September 30, 2022	December 31, 2021
	(unaudited)
Advance hire	$7,946,894	$12,014,451
Prepaid expenses	3,735,661	5,956,195
Accrued receivables	7,842,837	17,009,957
Cash margin on deposit	3,861,154	5,464,379
Derivative assets	5,264,065	3,886,107
Other current assets	3,091,323	2,016,598
	$31,741,934	$46,347,687

Other non-current Assets

Other non-current assets were comprised of the following:

	September 30, 2022	December 31, 2021
Name	(unaudited)
Investment in Seamar Management	$713,682	$428,572
Investment in Pangaea Logistics Solutions (US) LLC	435,775	507,270
Investment in Bay Stevedoring LLC	3,347,988	3,025,981
	$4,497,445	$3,961,823

Accounts payable, accrued expenses and other current liabilities
Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	September 30, 2022	December 31, 2021
	(unaudited)
Accounts payable	$13,055,473	$21,090,717
Accrued expenses	20,500,282	16,254,253
Bunkers suppliers	9,439,945	9,260,262
Note Payable - Note 10	—	2,549,207
Other accrued liabilities	1,496,025	—
	$44,491,725	$49,154,439

Leases

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, Leases ("ASC 842"), the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending September 30, 2022, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

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

At September 30, 2022, the Company had seven vessel chartered to customers under a time charters that contained a lease. These seven leases varied in original length from 27 days to 66 days. The lease payments due under these arrangements totaled approximately $2,481,000 and each of the time charters were due to be completed in 44 days or less.

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

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	September 30, 2022	December 31, 2021
	(unaudited)
Money market accounts – cash equivalents	$55,939,922	$35,193,025
Cash (1)	62,008,692	21,015,877
Total cash and cash equivalents	$117,948,614	$56,208,902

(1) Consists of cash deposits at various major banks.

As of September 30, 2022 and December 31, 2021, we held cash and cash equivalents in the following subsidiaries:

Cash and cash equivalents	September 30, 2022	December 31, 2021
Pangaea (1)	$77,398,003	$29,486,488
NBHC (2)	30,137,210	21,329,407
NBP and Deck Barge (3)	10,413,401	5,393,007
Total cash and cash equivalents	$117,948,614	$56,208,902

(1) Held by 100% owned Pangaea consolidated subsidiaries
(2) Held by a 67% owned Pangaea consolidated subsidiary
(3) Held by a 50% owned Pangaea consolidated subsidiary

NOTE 4 - FIXED ASSETS

At September 30, 2022, the Company owned twenty-four dry bulk vessels including eight financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	September 30,	December 31,
	2022	2021
	(unaudited)
m/v NORDIC ODYSSEY (1)	$21,127,921	$22,456,407
m/v NORDIC ORION (1)	21,819,100	23,057,114
m/v NORDIC OSHIMA (1)	24,622,184	25,612,412
m/v NORDIC OLYMPIC (1)	24,966,593	25,982,802
m/v NORDIC ODIN (1)	25,062,985	26,073,841
m/v NORDIC OASIS (1)	26,587,130	27,650,350
m/v NORDIC NULUUJAAK (2) (4)	37,876,493	38,949,402
m/v NORDIC QINNGUA (2) (4)	37,780,777	38,838,142
m/v NORDIC SANNGIJUQ (2) (4)	37,344,537	38,377,457
m/v NORDIC SIKU(2) (4)	37,738,968	38,776,359
m/v BULK ENDURANCE	23,388,693	23,069,545
m/v BULK COURAGEOUS (4)	15,906,061	16,356,730
m/v BULK CONCORD (4)	19,620,452	—
m/v BULK NEWPORT	10,675,153	11,566,639
m/v BULK FREEDOM	7,523,324	8,476,937
m/v BULK PRIDE	12,521,371	13,560,656
m/v BULK SPIRIT (4)	11,850,197	12,293,336
m/v BULK INDEPENDENCE	15,041,839	13,466,530
m/v BULK FRIENDSHIP (4)	13,890,856	14,526,423
m/v BULK VALOR	17,284,143	17,797,021
m/v BULK PROMISE	17,792,031	18,306,557
m/v BULK PANGAEA	—	11,802,463
MISS NORA G PEARL (3)	2,461,363	2,714,931
	462,882,171	469,712,054
Other fixed assets, net	2,254,956	2,200,756
Total fixed assets, net	$465,137,127	$471,912,810

Right of Use Assets
m/v BULK XAYMACA	$13,422,911	$12,661,804
m/v BULK DESTINY	20,075,103	20,074,619
m/v BULK TRIDENT	11,382,516	12,459,336
	$44,880,530	$45,195,759

Advances for vessel purchases	$1,710,000	$1,990,000

(1) Vessels are owned by NBHC, a consolidated joint venture in which the Company has a two-third ownership interest at September 30, 2022 and December 31, 2021, respectively.

(2) Vessels are owned by NBP, a consolidated joint venture in which the Company has a 50% ownership interest at September 30, 2022 and December 31, 2021.
(3) Barge is owned by a 50% owned consolidated subsidiary.
(4) Refer to Note 6, "Finance Leases" of our Financial Statements for additional information related to the vessels under finance lease.

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

During the first quarter of 2022, the Company determined that a triggering event occurred related to the sale of a vessel, as the carrying value exceeded its fair value. On April 20, 2022, the Company signed a memorandum of agreement to sell the m/v Bulk Pangaea for a total net consideration of $8.6 million after brokerage commissions. As a result, we recorded an impairment charge of $3.0 million in the first quarter of 2022. The Company concluded that no triggering event had occurred during the during the second and third quarter of 2022 which would require impairment testing.

The Company determined there were no triggering events present during the nine months ended September 30, 2021 which would require impairment testing.

NOTE 5 - DEBT

Long-term debt consists of the following:

	September 30, 2022	December 31, 2021	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	14,857,655	16,224,189	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3)	45,800,000	49,400,000	3.38%	June 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (4)
Bulk Nordic Six Ltd. - Tranche A (2)	10,366,660	11,166,661	4.39%	May 2024
Bulk Nordic Six Ltd. - Tranche B	2,135,000	2,330,000	4.60%	May 2024
Bulk Pride - Tranche C (2)	3,275,000	4,100,000	5.39%	May 2024
Bulk Independence - Tranche E (2)	10,750,000	11,500,000	3.54%	May 2024
Bulk Freedom Loan Agreement	—	2,600,000	N/A	June 2022
Bulk Valor Corp. Loan and Security Agreement (2)	11,752,183	12,718,279	3.29%	June 2028
Bulk Promise Corp. (2)	11,415,704	12,453,926	3.15%	October 2027
109 Long Wharf Commercial Term Loan	401,866	484,066	5.08%	April 2026
Total	$110,754,068	$122,977,121
Less: unamortized issuance costs, net	(1,390,578)	(1,697,209)
	$109,363,490	$121,279,912
Less: current portion	(12,916,094)	(15,443,115)
Secured long-term debt, net	$96,447,396	$105,836,797

(1)As of September 30, 2022.
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

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
(unaudited)
2022 (remainder of the year)	$3,220,064
2023	12,940,758
2024	31,857,187
2025	9,718,626
2026	9,761,812
Thereafter	43,255,621
$110,754,068

Financial Covenants

Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of September 30, 2022 and December 31, 2021.

NOTE 6 - FINANCE LEASES

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

Finance lease consists of the following as of September 30, 2022:

	September 30, 2022	December 31, 2021	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk PODS Ltd.	$7,067,708	$8,450,521	5.30%	December 2027
Bulk Trident Ltd.	5,958,086	7,177,082	4.78%	June 2027
Bulk Spirit Ltd.	8,912,761	9,768,229	5.10%	February 2027
Bulk Nordic Five Ltd. (2)	13,520,702	14,633,229	3.97%	April 2028
Bulk Friendship Corp. (2)	9,761,799	10,491,481	5.29%	September 2024
Bulk Nordic Seven LLC (3)	30,496,569	31,673,199	6.80%	May 2036
Bulk Nordic Eight LLC(3)	30,484,596	31,660,789	6.80%	June 2036
Bulk Nordic Nine LLC(3)	30,548,715	31,692,105	6.80%	September 2036
Bulk Nordic Ten LLC(3)	30,660,171	31,799,563	6.80%	November 2036
Bulk Courageous Corp. (2)	10,500,000	11,400,000	3.93%	April 2028
Phoenix Bulk 25 Corp. (2)	14,026,427	—	4.67%	February 2029
Total	$191,937,534	$188,746,198
Less: unamortized issuance costs, net	(3,179,639)	(3,306,842)
	$188,757,895	$185,439,356
Less: current portion	(16,261,356)	(14,479,803)
Secured long-term debt, net	$172,496,539	$170,959,553

(1)As of September 30, 2022 including the effect of interest rate cap if any.
(2)Interest rates on the loan facilities are fixed.
(3)The Company entered into an interest rate cap through Q2 of 2026 and Q4 2026 which caps the LIBOR rate at 3.25%.

The following table provides details of the Company's future minimum lease payments under finance lease liabilities recorded on the Company's consolidated balance sheets as of September 30, 2022.

Year ending December 31,	Amount
2022 (remainder of the year)	$7,219,795
2023	28,415,179
2024	34,730,839
2025	25,176,739
2026	22,729,607
Thereafter	158,152,586
Total minimum lease payments	$276,424,745
Less imputed interest	84,487,211
Present value of minimum lease payments	191,937,534
Less current portion	(16,261,356)
Less issuance costs	(3,179,639)
Long-term portion	$172,496,539

NOTE 7 - DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	09/30/2022	12/31/2021	Balance Sheet Location	9/30/2022	12/31/2021
Margin accounts (1)	Other current assets	$3,861,154	$5,464,379	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$—	$2,119,581	Other current liabilities	$630,007	$—
Fuel swap contracts (2)	Other current assets	$—	$1,047,752	Other current liabilities	$1,258,043	$—
Interest rate cap (2)	Other current assets	$5,264,065	$718,774	Other current liabilities	$—	$—

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

	Unrealized gain (loss) on derivative instruments
	For the three months ended		For the nine months ended
Derivative instruments	09/30/2022	9/30/2021	09/30/2022	9/30/2021
Forward freight agreements	$(3,811,168)	$4,891,791	$(2,749,589)	$11,032,675
Fuel Swap Contracts	(3,195,080)	471,511	$(2,305,795)	$2,153,740
Interest rate cap	2,497,490	(18,975)	$4,545,291	$484,060
Total Gain	$(4,508,758)	$5,344,327	$(510,093)	$13,670,475

NOTE 8 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2021	Activity	September 30, 2022
			(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables) (i)	$2,847,910	(2,035,519)	$812,391
Commissions payable (trade payables) (ii)	$38,896	(38,896)	$—

Included in current related party debt on the consolidated balance sheets:
Interest payable - 2011 Founders Note	242,852	(242,852)	—
Total current related party debt	$242,852	$(242,852)	$—

i.Seamar Management S.A. ("Seamar")
ii.Phoenix Bulk Carriers (Brasil) Intermediacoes Maritimas Ltda. - a wholly-owned Company of a member of the Board of Directors

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three months ended September 30, 2022 and 2021, the Company incurred technical management fees of approximately $772,800 and $765,600, respectively, under this arrangement. During the nine months ended September 30, 2022 and 2021, the Company incurred technical management fees of approximately $2,370,000 and $2,019,000, respectively, under this arrangement.

The Company paid cash dividends of $5.0 million to a non-controlling interest holder of NBHC during the nine months ended September 30, 2022.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Long-term Contracts Accounted for as Operating Leases

The Company leases office space for its Copenhagen operations. Since December 31, 2018, this lease continues on a month to month basis. The non-cancelable period is six months.

The Company leases office space for its Singapore operations. In August 2021, the Company renewed its lease for a two year period. At September 30, 2022, the remaining lease term is eleven months.

For the three months ended September 30, 2022 and 2021, the Company recognized approximately $52,000 as lease expense for office leases in General and Administrative Expenses.

For the nine months ended September 30, 2022 and 2021, the Company recognized approximately $156,000 as lease expense for office leases in General and Administrative Expenses.

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

NOTE 10 - OTHER LONG-TERM LIABILITIES

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

On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary NBHC from its shareholders for $22.5 million, including a $15.0 million cash payment upon closing and $7.5 million of deferred consideration, at three-month LIBOR plus 3.5%, in three equal installments of $2.5 million due on the first, second, and third anniversaries of September 28, 2020. The Company paid off the note payable in September of 2022. NBHC will continue to be a consolidated entity in the Company’s consolidated financial statements pursuant to ASC 810-10. The portion of NBHC not owned by the Company will continue to be recognized as non-controlling interest in the Company’s consolidated financial statements.

The roll-forward of Other Long-term Liabilities are as follows:

	09/30/2022	12/31/2021
Beginning Balance	$17,806,976	$10,135,409
Payments to non-controlling interest recorded as long-term liability	—	(195,599)
Contributions from non-controlling interests	—	9,182,425
Earnings attributable to non-controlling interest recorded as other long term liability	5,961,851	1,184,741
Payments on other long-term liability	(2,500,000)	(2,500,000)
Ending balance	$21,268,827	$17,806,976

NOTE 11 - NET INCOME PER COMMON SHARE

The computation of basic net income per share is based on the weighted average number of common stock outstanding for the three and nine months ended September 30, 2022 and 2021. Diluted net income per share gives effect to restricted stock awards.

The following table summarizes the calculation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$18,788,414	$26,995,231	$63,988,812	$52,076,677
Weighted Average Shares - Basic	44,415,575	44,004,980	44,386,628	43,994,726
Dilutive effect of restricted stock awards	224,703	922,476	237,600	709,577
Weighted Average Shares - Diluted	44,640,278	44,927,456	44,624,228	44,704,303
Basic net income per share	$0.42	$0.61	$1.44	$1.18
Diluted net income per share	$0.42	$0.60	$1.43	$1.16

NOTE 12 - SUBSEQUENT EVENTS

On August 18, 2022, the Company entered into a memorandum of agreement to acquire a 2010 Hyundai Vinashin-built 55,618 dwt dry bulk vessel for $17.1 million. The Company took delivery of the vessel on October 13, 2022 for a final purchase price of $16.6 million, and subsequently financed the vessel with a term loan facility with one of our lenders in the amount of $8.5 million payable over 7 years at a fixed interest rate of 6.19%.

On November 8, 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per common share, to be paid on December 15, 2022, to all shareholders of record as of December 1, 2022.

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

Selected Financial Information

(in thousands, except for shipping days data and per share data) (figures may not foot due to rounding)	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Selected Financial Data	Unaudited		Unaudited
Voyage revenue	$173,168	$186,353	$522,694	$411,978
Charter revenue	11,309	26,676	49,090	71,568
Total revenue	184,477	213,029	571,783	483,546
Voyage expense	74,716	60,406	207,874	154,357
Charter hire expense	50,751	103,721	194,175	219,960
Vessel operating expenses	15,362	11,754	41,479	30,022
Total cost of transportation and service revenue	140,829	175,881	443,529	404,339
Vessel depreciation and amortization	7,347	7,145	21,905	16,370
Gross Profit	36,301	30,003	106,349	62,836
Other operating expenses	5,795	4,460	16,251	14,759
Loss on impairment of vessels	—	—	3,008	—
Loss on sale of vessels	—	—	318	—
Income from operations	30,506	25,543	86,773	48,078
Total other (expense) income, net	(10,745)	3,153	(17,077)	6,702
Net income	19,761	28,696	69,696	54,780
Income attributable to non-controlling interests	(973)	(1,700)	(5,707)	(2,703)
Net income attributable to Pangaea Logistics Solutions Ltd.	$18,788	$26,995	$63,989	$52,077

Net income from continuing operations per common share information
Basic net income per share	$0.42	$0.61	$1.44	$1.18
Diluted net income per share	$0.42	$0.60	$1.43	$1.16
Weighted-average common shares Outstanding - basic	44,416	44,005	44,387	43,995
Weighted-average common shares Outstanding - diluted	44,640	44,927	44,624	44,704

Adjusted EBITDA (1)	$38,490	$33,626	$114,034	$67,065

Shipping Days (2)
Voyage days	3,998	4,430	12,137	11,489
Time charter days	555	875	1,898	3,207
Total shipping days	4,553	5,305	14,035	14,696

TCE Rates ($/day)	$24,107	$28,770	25,929	$22,400

	September 30, 2022	December 31, 2021
Selected Data from the Consolidated Balance Sheets
Cash and cash equivalents	$117,949	$56,209
Total assets	$738,911	$707,024
Total secured debt, including finance leases liabilities	$298,121	$306,719
Total shareholders' equity	$357,597	$300,681

	For the nine months ended September 30,
	2022	2021
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$101,868	$42,677
Net cash used in investing activities	$(11,512)	$(159,848)
Net cash (used in) provided by financing activities	$(28,617)	$117,938

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

The reconciliation of gross profit to net transportation and service revenue and net income in accordance with U.S. GAAP to Adjusted EBITDA is as follows:

(in thousands, figures may not foot due to rounding)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Transportation and Service Revenue (3)
Gross Profit (4)	$36,301	$30,003	$106,349	$62,836
Add:
Vessel Depreciation and Amortization	7,347	7,145	21,905	16,370
Net transportation and service revenue	$43,648	$37,148	$128,254	$79,206

Adjusted EBITDA
Net Income	$19,761	$28,696	$69,696	$54,780
Interest expense, net	4,116	2,417	11,122	6,995
Income attributable to Non-controlling interest recorded as long-term liability interest expense	2,419	326	5,962	775
Depreciation and amortization	7,366	7,163	21,960	16,451
EBITDA	$33,662	$38,602	$108,740	$79,001
Non-GAAP Adjustments
Loss on impairment of vessels	—	—	3,008	—
Loss on sale of vessels	—	—	318	—
Share-based compensation	319	369	1,458	1,735
Unrealized loss (gain) on derivative instruments, net	4,509	(5,344)	510	(13,670)
Adjusted EBITDA	$38,490	$33,626	$114,034	$67,065

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

Business Overview

The dry bulk sector of the transportation and logistics industry is cyclical and can be volatile due to changes in supply of vessels and demand for transportation of dry bulk commodities. After reaching levels not seen in over a decade in 2021, the dry bulk freight market remained strong in historical terms in the first half of 2022 before slowing down in the third quarter due to decreased freight demand. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 1,540 for the third quarter of 2022, compared to an average of 4,197 for the comparable quarter of 2021, and down approximately 36% from the second quarter of 2022. More specifically, and reflecting the composition of the Company's fleet, the average published market rates for Supramax and Panamax vessels decreased approximately 47% from an average of $32,033 in the third quarter of 2021 to $17,115 in the same period of 2022. We have historically experienced fluctuations in our results of operations on a quarterly and annual basis due to the volatility of the dry bulk sector. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including cargo demand for vessels, supply of vessels, competition, and seasonality.

Effect of Inflation

High inflation in the United States and in many of the global economies where the Company operates is beginning to impact vessel operating costs, including crew travel, transportation of equipment and spares, and drydocking costs. We expect crew payroll expenses to continue to increase over the near and medium future, and other inflated cost changes may make our vessel daily operating costs higher. Increases in the cost of fuel consumed on voyages are usually absorbed by cargo market rates passed on to customers or covered by fuel cost pass through under the terms of long-term contracts. Because interest rates on a large portion of the Company’s long-term debt, and finance leases is fixed or capped, the impact of higher interest rates on the Company’s earnings is limited.

Quarterly TCE Performance

For the three months ended September 30, 2022, the Company's TCE rates were down 16% to $24,107 from $28,770 for the three months ended September 30, 2021. The Company's achieved TCE rates declined as the overall dry bulk market rates declined for the three months ended September 30, 2022. The Company's achieved TCE rate for the three months ended September 30, 2022 outperformed the average of the Baltic panamax and supramax market indexes and exceeded the average market rates by approximately 41% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet and its cargo-focused strategy.

3rd Quarter Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was approximately $18.8 million for three months ended September 30, 2022 as compared to approximately $27.0 million for the same period of 2021.
•Diluted net income per share was $0.42 for three months ended September 30, 2022, as compared to $0.60 for the same period of 2021.
•Pangaea's TCE rates were $24,107 for the three months ended September 30, 2022 and $28,770 for the three months ended September 30, 2021.
•Adjusted EBITDA was $38.5 million for the three months ended September 30, 2022, as compared to $33.6 million for the same period of 2021.
•At the end of the quarter, Pangaea had $117.9 million in cash, and cash equivalents.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters. Total revenue for the three months ended September 30, 2022 was $184.5 million, compared to $213.0 million for the same period in 2021, a 13% decrease. The decrease in revenues was primarily due to lower average TCE rates earned as discussed above. The total number of shipping days decreased 14% to 4,553 in the three months ended September 30, 2022, compared to 5,305 for the same period in 2021.

Components of revenue are as follows:

Voyage revenues decreased by 7% for the three months ended September 30, 2022 to $173.2 million compared to $186.4 million for the same period in 2021. The decrease in voyage revenues was primarily due to lower average TCE rates earned and a lesser number of voyage days which decreased 10% to 3,998 for the three months ended September 30, 2022 compared to 4,430 for the same period in 2021.

Charter revenues decreased to $11.3 million from $26.7 million, or 58%, for the three months ended September 30, 2022 compared to the same period in 2021. The decrease in charter revenues was due to a decrease in time charter days which were down 37% to 555 in the third quarter of 2022 from 875 for the same quarter in 2021 and decreased charter hire rates earned. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charter arrangements.

Voyage Expenses

Voyage expenses were $74.7 million for the three months ended September 30, 2022, compared to $60.4 million for the same period in 2021, an increase of approximately 23.7%. The increase was primarily attributable to an increase in bunker costs. Total costs of bunkers consumed increased by 39.0% for the three months ended September 30, 2022 compared to the same period in 2021 due to the increasing market price for bunkers. Port expenses increased by 2% compared to prior year.

Charter Hire Expenses

Charter hire expenses for the three months ended September 30, 2022 were $50.8 million, compared to $103.7 million for the same period in 2021, a 51% decrease. The decrease in charter hire expenses was primarily due to an decrease in market rates to charter-in vessels. The average published market rates for Supramax and Panamax vessels decreased approximately 47% from an average of $32,033 in the third quarter of 2021 to $17,115 in the same period of 2022. The chartered-in days decreased 28% from 3,337 days in the three months ended September 30, 2021 to 2,391 days for the three months ended September 30, 2022. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the three months ended September 30, 2022 were $15.4 million, compared to $11.8 million for the same period in 2021, an increase of approximately 31%. The increase in vessel operating expenses was partially due to an increase in owned days resulting from the acquisition of vessels in 2021 and 2022. The ownership days for the three months ended September 30, 2022 and 2021 were 2,208 and 2,019, respectively. Excluding technical management fees, vessel operating expenses on a per day basis were $6,471 for the three months ended September 30, 2022 and $5,313 for the three months ended September 30, 2021. Technical management fees were approximately $1.1 million and $1.0 million for the three months ended September 30, 2022 and 2021, respectively. The increase in vessel operating expenses was also attributable to an increase in crew expenses due to an increase in crewing costs, crew changes and expenses related to COVID-19 and the war in Ukraine. The Company also continues to face general inflationary pressures particularly impacting the cost of lubes, stores and spares.

General and Administrative Expenses

General and administrative expenses were $5.8 million and $4.4 million for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily due to an increase in timing of recognition of incentive compensation, compensation for new employees in 2022 for the company's port operation division, and the increased costs of travel related expenditures.

Unrealized gain (loss) on derivative instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, and when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts and forward bookings with forward freight agreements and bunkers swaps. The utilization of such derivatives can lead to fluctuations in the Company's reported results from operations on a period-to-period basis as the Company marks these positions to market at the balance sheet date while settlement of the position and execution of the physical transaction may occur at a future date. The Company recognized a mark to market loss on bunker swaps of approximately $3.2 million and unrealized loss on forward freight agreements (FFAs) of approximately $3.8 million in the three months ended September 30, 2022. The fair value gain on interest rate derivative was approximately $2.5 million for the three months ended September 30, 2022. These gains and losses resulted from changes in the fair value of the derivatives at the respective balance sheet dates.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters. Total revenue for the nine months ended September 30, 2022 was $571.8 million, compared to $483.5 million for the same period in 2021, an 18% increase. The increase in revenues was primarily due to higher average TCE rates earned throughout the first half of 2022 and offset by a decline in market rates in third quarter of 2022. The total shipping days decreased 4% to 14,035 in the nine months ended September 30, 2022, compared to 14,696 for the same period in 2021.

Components of revenue are as follows:

Voyage revenues increased by 27% for the nine months ended September 30, 2022 to $522.7 million compared to $412.0 million for the same period in 2021. The increase in voyage revenues was primarily due to higher average TCE rates earned throughout the first half of 2022 and offset by declined market rates in the third quarter of 2022. The increase in voyage revenues was also due to slight increase in the number of voyage days.

Charter revenues decreased to $49.1 million from $71.6 million, or 31%, for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease in charter revenues was due to a decrease in time charter days, which were down 41% to 1,898 in the nine months ended September 30, 2022 from 3,207 in the nine months ended September 30, 2021, offset by increased time charter hire earned per day. The time charter revenue per day was $25,864 for the nine months ended September 30, 2022 compared to $22,316 for the same period of 2021. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charter arrangements.

Voyage Expenses

Voyage expenses were $207.9 million for the nine months ended September 30, 2022, compared to $154.4 million for the same period in 2021, an increase of 35%. The increase was mainly attributable to increased bunker costs, port expenses and canal fees. Bunkers, port charges, and canal fees increase in periods during which vessels are employed on voyage charters. The number of voyage days increased by 6% to 12,137 days in the nine months ended September 30, 2022 compared to 11,489 days for the same period in 2021. Total costs of bunkers consumed increased by 62% for the nine months ended September 30, 2022 compared to the same period in 2021 due to increasing market prices for bunkers. Port expenses increased 8% compared to prior year.

Charter Hire Expenses

Charter hire expenses for the nine months ended September 30, 2022 were $194.2 million, compared to $220.0 million for the same period in 2021, a 12% decrease. The decrease in charter hire expenses was primarily due to a decrease in market rates to charter-in vessels and a decrease in the number of chartered-in days from 9,741 days in the nine months ended September 30, 2021 to 7,557 days for the nine months ended September 30, 2022. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the nine months ended September 30, 2022 were $41.5 million, compared to $30.0 million for the same period in 2021, an increase of approximately 38%. The increase in vessel operating expenses was primarily due to an increase in owned days resulting from the acquisition of vessels over the period. The ownership days for the nine months ended September 30, 2022 and 2021 were 6,680 and 5,233, respectively. Excluding technical management fees, vessel operating expenses on a per day basis were $5,667 for the nine months ended September 30, 2022 and $5,211 for the same period in 2021. Technical management fees were approximately $3.6 million and $2.8 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in vessel operating expenses was also attributable an increase in crew expenses due to an increase in crewing costs, crew changes and expenses related to COVID-19 and the war in Ukraine. The Company also continues to face general inflationary pressures particularly impacting the cost of lubes, stores and spares.

General and Administrative Expenses

General and administrative expenses were $16.2 million and $14.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to an increase in timing of recognition of incentive compensation, compensation for new employees in 2022 for company's port operation division, and the increased costs of travel related expenditures.

Unrealized (loss) gain on derivative instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, and when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts and forward bookings with forward freight agreements and bunkers swaps. The utilization of such derivatives can lead to fluctuations in the Company's reported results from operations on a period-to-period basis as the Company marks these positions to market at the balance sheet date while settlement of the position and execution of the physical transaction may occur at a future date. The Company recognized mark to market loss on bunker swaps of approximately $2.3 million and loss on forward freight agreements (FFAs) of approximately $2.7 million in the nine months ended September 30, 2022. The fair value gain on interest rate derivatives was approximately $4.5 million for the nine months ended September 30, 2022. These gains and losses resulted from changes in the fair value of the derivatives at the respective balance sheet dates.

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

During the first quarter of 2022, the Company determined that a triggering event occurred related to the sale of a vessel, as the carrying value exceeded its fair value. On April 20, 2022, the Company signed a memorandum of agreement to sell the m/v Bulk Pangaea for a total net consideration of $8.6 million after brokerage commissions. As a result, we recorded an impairment charge of $3.0 million in the first quarter of 2022. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amount and as such, no additional loss on impairment was recognized. The Company concluded that no triggering event had occurred during the during the second and third quarter of 2022 which would require impairment testing.

The Company determined there were no triggering events present during the nine months ended September 30, 2021 which would require impairment testing.

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

At September 30, 2022 and December 31, 2021, the Company had working capital of $131.6 million and $72.2 million, respectively.

Cash Flows:

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2022 and 2021. We have derived these summarized statements of cash flows from the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the nine months ended
(In millions)	September 30, 2022	September 30, 2021
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$98.6	$52.6
Changes in operating assets and liabilities, net	3.3	(9.9)
Operating activities	101.9	42.7
Investing activities	(11.5)	(159.8)
Financing activities	(28.6)	117.9
Net change	$61.7	$0.8

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2022 was $101.9 million compared to net cash provided by operating activities of $42.7 million for the nine months ended September 30, 2021. The cash flows from operating activities increased compared to the same period in the prior year primarily due to the increase in income from operations, and timing of customer receipts and supplier payments.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 was $11.5 million compared to net cash used in investing activities of $159.8 million for the same period in 2021. The Company purchased one vessel for $18.4 million and paid $1.7 million for a vessel deposit. This use of cash was partially offset by the proceeds from the sale of one vessel for $8.4 million. The Company purchased six vessels for $159.7 million during the second and third quarter of 2021.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2022 was $28.6 million compared to net cash provided by financing activities of $117.9 million for the same period of 2021. During the nine months ended September 30, 2022, the Company received $15.0 million in proceeds from finance leases. The Company repaid $12.2 million of long term debt, $11.8 million of finance leases, and $5.0 million of other long-term liability. The Company also paid $9.0 million of cash dividends.

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

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, and to capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned or partially owned and controlled fleet at September 30, 2022 includes: nine Panamax drybulk carriers (six of which are Ice-Class 1A); eight Supramax drybulk carriers, three Ultramax drybulk carriers (Two of which are Ice-Class IC), and four Post Panamax Ice Class 1A drybulk vessels.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $6.0 million and $7.6 million in the nine months ended September 30, 2022 and 2021, respectively. The Company expensed drydocking costs of approximately $4,000 and $71,000, respectively, in the nine months ended September 30, 2022 and 2021.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at September 30, 2022 or December 31, 2021.

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

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the nine months ended September 30, 2022.

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
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2022.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Mark L. Filanowski
Mark L. Filanowski
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)