Form 10-K
period 2022-12-31
Pangaea Logistics Solutions Ltd.
filed 2023-03-15
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of the registrant's Common Stock held by non-affiliates at June 30, 2021 was approximately $178.4 million based on the Nasdaq closing price for such shares on that date. The registrant has no non-voting common equity.

As of March 15, 2023, 46,475,790 shares of Common Shares, $0.0001 par value per share were outstanding.

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

Business overview and Recent Developments

The Company provides logistics and transportation services to clients utilizing an ocean-going fleet of motor vessels ("m/v") in the Handymax, Supramax, Ultramax and Panamax segments. At any time, this fleet may be comprised of a total of 45-60 vessels that are owned or chartered-in on a short-term basis. During 2022, the Company operated 26 vessels which were wholly-owned or partially-owned through joint ventures. The Company uses this fleet to transport approximately 23 million tons of cargo annually to nearly 250 ports around the world, averaging approximately 49 vessels in service daily in 2022 and 55 during 2021.

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
The Company is a leader in the high ice class sector, secured by its control of a majority of the world's large (over 60,000 DWT) dry bulk vessels with Ice-Class 1A designation. High ice class trading includes service in ice-restricted areas in the Northern Hemisphere during both the winter (Baltic Sea and Gulf of St. Lawrence) and summer (Arctic Ocean). Trading during the ice seasons have historically provided superior profit margins, rewarding the Company for its investment in the specialized ships and the expertise it has developed working in these harsh environments.

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

The Company employs the technical management services of Seamar Management S.A. which is 51% owned by the Company, and Bernard Schulte Shipmanagment, a third party, for its ice class 1A fleet.

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

•Expand capacity and flexibility by renewing its owned fleet and invest in ice class niche. The Company is continually looking to acquire additional high-quality vessels suited for its business strategy, the needs of its customers and growth opportunities the Company identifies. The Company believes that its experience as a reliable and serious counterparty in the purchase and sale market for second-hand vessels positions it as a candidate for acquisition of high quality vessels. The Company currently controls (owns or has an ownership interest in) a fleet of 24 bulk carriers as of March 15, 2023. The current fleet includes six Ice-Class 1A Panamax, four Post Panamax Ice Class 1A, three Panamax, two Ultramax Ice Class 1C, one Ultramax and eight Supramax drybulk vessels.

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

Competitive Strengths

The Company believes that it possesses a number of competitive strengths in its industry, including:

•Expertise in certain niche markets and routes. The Company has developed expertise and a major presence in selected niche markets and less commoditized routes, especially the Baltic Sea in winter, the Northern Sea Route between Europe and Asia in summer, and the trade route between Jamaica and the United States, as well as selected ports, particularly in Newfoundland and Baffin Island. The Company believes that there is less competition to carry “minor,” as compared to traditional “major,” bulk cargoes, and, similarly, that there is less competition on less commoditized routes. The Company believes that its experience in carrying a wide range of cargoes and transiting less common routes and ports increases its likelihood of securing higher rates and margins than those available for more commoditized cargoes and routes. The Company believes it operates assets well suited to certain of these routes, including its Ice-

Class 1A Panamax, Post Panamax Ice Class 1A and Ice-Class 1C Ultramax vessels. The ice-class fleet has historically produced margins that are superior to the average market rate.

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

Management

The Company’s management team consists of senior executive officers and key employees with decades of experience in the commercial, technical, management and financial areas of the logistics and shipping industries. The Company’s Chief Executive Officer, Mark Filanowski, has over 30 years of experience in the shipping industry. Other members of its management team, Mads Boye Petersen and Gianni Del Signore, also have extensive experience in the shipping industry. The Company believes its management team and key employees are well respected in the drybulk sector of the shipping industry and, over the years, has developed strong commercial relationships with industrial customers and lenders. The Company believes that the experience, reputation and background of its management team will continue to be key factors in its success.

The Company provides logistics services and commercially manages its fleet primarily from offices in Newport, Rhode Island, Copenhagen, Denmark and Singapore. Logistics services and commercial management include identifying cargo for transportation, voyage planning, managing relationships, identifying vessels to charter in, and operating such vessels.

The Company’s Ice-Class 1A Panamax vessels are technically managed by a third-party manager. The technical management of the remainder of the Company’s owned fleet is performed in-house by our 51% owned joint venture, Seamar Management, S.A.. The Company’s technical management personnel have experience in the complexities of oceangoing vessel operations, including the supervision of maintenance, repairs, improvements, drydocking and crewing. The technical management for the Company’s chartered-in vessels is performed by each respective third party ship owner.

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

As of March 15, 2023, the Company operates its fleet of 24 owned or partially owned vessels, which are described in the table below:

Vessel Name	Type	DWT	Year Built	Yard
m/v Bulk Endurance	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding
m/v Bulk Destiny	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding
m/v Nordic Oasis	Panamax (Ice Class 1A)	76,180	2016	Oshima Shipbuilding
m/v Nordic Olympic	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding
m/v Nordic Odin	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding
m/v Nordic Oshima	Panamax (Ice Class 1A)	76,180	2014	Oshima Shipbuilding
m/v Nordic Orion	Panamax (Ice Class 1A)	75,603	2011	Oshima Shipbuilding
m/v Nordic Odyssey	Panamax (Ice Class 1A)	75,603	2010	Oshima Shipbuilding
m/v Bulk Friendship	Supramax	58,738	2011	Nantong Cosco Kawasaki HI
m/v Bulk Sachuest	Supramax	55,618	2010	Hyundai Vinashin
m/v Bulk Independence	Supramax	56,548	2008	Yokohama
m/v Bulk Pride	Supramax	58,749	2008	Tsuneishi Group (Zhoushan) Shipbuilding Inc.
m/v Bulk Trident	Supramax	52,514	2006	Tsuneishi Heavy Industries (Cebu)
m/v Bulk Freedom	Supramax	52,454	2005	Tsuneishi Shipbuilding Co. Ltd.
m/v Bulk Spirit	Supramax	52,950	2009	Oshima Shipbuilding
m/v Bulk Valor	Supramax	58,105	2013	Tsuneishi Heavy Industries (Cebu)
m/v Bulk Courageous	Ultramax	61,393	2013	Imabari Shipbuilding Company Limited (Imabari)
m/v Bulk Concord	Panamax	76,600	2009	Shin Kasado Dockyard Co. Ltd
m/v Bulk Xaymaca (1)	Panamax	76,561	2006	Imabari SB Marugame
m/v Bulk Promise	Panamax	78,228	2013	Shin Kurushima Toyohashi Shipbuilding Company Limited
Nordic Nuluujaak	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
Nordic Qinngua	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
Nordic Sanngijuq	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
Nordic Siku	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
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

In September 2019, the Company entered into an LLC agreement for the formation of NBP, that, at inception is owned 75% by the Company and 25% by an independent third party. NBP was established for the purpose of constructing and owning four new-build ice class post-Panamax vessels. The Company took delivery of Nordic Nuluujaak, Nordic Qinngua, Nordic Sanngijuq and Nordic Siku during the second quarter through fourth quarters of 2021. The independent third party made additional contribution which increased their ownership interest in NBP to 50% at December 31, 2022. No change of control transactions occurred according to the NBP LLC agreement.

In addition to its owned fleet, the Company operates chartered-in Panamax, including post-Panamax and Kamsarmax, Supramax, including Ultramax, Handymax and Handysize drybulk carriers. The Company employed an average of 49 vessels at any one time during 2022 and 55 in 2021. In 2022, the Company owned interests in 26 vessels and chartered in another 183 for one or more voyages. In 2021, the Company owned interests in 24 vessels and chartered in another 213 for one or more voyages. The Company generally charters in third-party vessels for periods of less than nine months and, in most cases, less than six months. Chartered-in contracts are negotiated through third-party brokers, who are paid commission on a percentage of charter cost. The Company believes that shorter-term charters afford it flexibility to match its variable costs to its customers’ service requirements and to respond quickly to market volatility. The Company also believes that this combination of owned and chartered-in vessels helps it to more efficiently match its customer demand than the Company could with only owned vessels or an entirely chartered-in fleet.

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

As of March 15, 2023, the Company’s significant subsidiaries are as follows:

Company Name	Country of Organization	Proportion of Ownership Interest
Americas Bulk Transport (BVI) Limited	British Virgin Islands	100%	(A)
Phoenix Bulk Management Bermuda Limited	Bermuda	100%	(B)
Phoenix Bulk Carriers (BVI) Limited (“PBC”)	British Virgin Islands	100%	(C)
Bulk Ocean Shipping Company (Bermuda) Ltd.	Bermuda	100%	(D)
Phoenix Bulk Carriers (US) LLC	Delaware	100%	(E)
Allseas Logistics Bermuda Ltd.	Bermuda	100%	(F)
Bulk Trident Ltd. (“Bulk Trident”)	Bermuda	100%	(G)
Nordic Bulk Carriers A/S (“NBC”)	Denmark	100%	(H)
Nordic Bulk Ventures (Cyprus) Limited ("NBV")	Cyprus	100%	(H)
109 Long Wharf LLC (“Long Wharf”)	Delaware	100%	(I)
Bulk Nordic Oshima (MI) Corp. (“Bulk Oshima”)	Bermuda	67%	(J)
Bulk Nordic Odin (MI) Corp. (“Bulk Odin”)	Bermuda	67%	(J)
Bulk Nordic Olympic (MI) Corp. (“Bulk Olympic”)	Bermuda	67%	(J)
Bulk Nordic Oasis (MI) Corp.. (“Bulk Oasis”)	Bermuda	67%	(J)
Bulk Nordic Odyssey Corp. (MI)	Marshall Islands	67%	(K)
Bulk Nordic Orion Corp. (MI)	Marshall Islands	67%	(K)
Nordic Bulk Holding Company Ltd. (“NBHC”)	Bermuda	67%	(L)
Bulk Courageous Corp. ("Bulk Courageous")	Marshall Islands	100%	(G)
Bulk Phoenix Ltd. ("Bulk Newport")	Bermuda	100%	(G)
Bulk Valor Corp. ("Bulk Valor")	Marshall Islands	100%	(G)
Bulk Promise Corp. ("Bulk Promise")	Marshall Islands	100%	(G)
Bulk Nordic Five Ltd. (“Five”)	Bermuda	100%	(G)
Bulk Nordic Six Ltd. (“Six”)	Bermuda	100%	(G)
Bulk Nordic Seven LLC (“Seven”)	Marshall Islands	100%	(G)
Bulk Nordic Eight LLC (“Eight”)	Marshall Islands	100%	(G)
Bulk Nordic Nine LLC (“Nine”)	Marshall Islands	100%	(G)
Bulk Nordic Ten LLC (“Ten”)	Marshall Islands	100%	(G)
Nordic Bulk Partners LLC (“NBP”)	Marshall Islands	50%	(M)
Nordic Bulk Ventures Holding Company Ltd. (“BVH”)	Bermuda	100%	(A)
Bulk Freedom Corp. ("Bulk Freedom")	Marshall Islands	100%	(G)
Bulk Pride Corp. ("Bulk Pride")	Marshall Islands	100%	(G)
Bulk Independence Corp. ("Bulk Independence")	Marshall Islands	100%	(G)
Bulk Friendship Corp. ("Bulk Friendship")	Marshall Islands	100%	(G)
Phoenix Bulk 25 Corp. ("Phoenix Bulk 25")	Marshall Islands	100%	(G)
Bulk Sachuest Corp. ("Bulk Sachuest")	Marshall Islands	100%	(G)
Venture Logistics NL Inc. ("VLNL")	Canada	50%	(N)
Flintstone Ventures Limited ("FVL")	Newfoundland and Labrador	100%	(O)
Seamar Management S.A.	Greece	51%	(P)
Bulk PODS Ltd. ("Bulk PODS")	Marshall Islands	100%	(G)
Bulk Spirit Ltd. ("Bulk Spirit")	Marshall Islands	100%	(G)
Nordic Bulk Carriers Singapore Pte. Ltd.	Singapore	100%	(H)
Narragansett Bulk Carriers (US) Corp.	Rhode Island	100%	(H)
Patriot Stevedoring & Logistics, LLC	Massachusetts	50%	(Q)
Bay Stevedoring LLC	Delaware	100%	(R)
Pangaea Logistics Solutions (US) LLC	Delaware	100%	(S)

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
(P)This entity is the technical manager of 14 vessels owned and operated by the Company.
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

Seasonality

Demand for vessel capacity has historically exhibited seasonal variations and, as a result, fluctuations in charter rates. This seasonality may result in quarter-to-quarter volatility in the Company's operating results. The dry bulk carrier market is typically stronger in the fall months in anticipation of increased consumption of coal and other raw materials in the northern hemisphere during the winter months. Seasonal fluctuation are also observed in harvest times in the Northern and Southern Atlantic trades. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and supplies of certain commodities. The Company may earn higher margins on ice-class business in winter and during severe ice trading.

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

Environmental and Other Regulations

Government regulation and laws significantly affect the ownership and operation of the Company's vessels. The Company is subject to international conventions and treaties, national, state and local laws and regulations in force in the countries in which its vessels may operate or are registered. These regulations relate to safety, health and environmental protection including the storage, handling, emission, transportation and discharge of hazardous and non-hazardous materials, and the remediation of contamination and liability for damage to natural resources. Compliance with such laws, regulations and other requirements entails significant expense, including vessel modifications and implementation of certain operating procedures.

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

As a global logistics provider, headquartered in the United States, we recognize the impacts of our actions and are focused on establishing safe, responsible, and sustainable policies and practices that will enhance our business for the long term. Transparency is an important step toward sustainability in our industry and we were pleased to present our second concise Environmental, Social and Governance (ESG) report based on the Marine Transportation framework developed by the Sustainability Accounting Standards Board (SASB) during 2022. More specifically over the past several years we have taken steps to integrate ESG into operations, including:

1.Renewed our owned fleet with modern second hand and newbuilding vessels with lower overall fuel consumption than older vessels in order to reduce our fleet’s greenhouse gas emissions. The Company took delivery of four Post Panamax vessels in 2021, which has significantly improved the fleet's emissions profile. The improvement is measured by fuel consumption per deadweight ton.

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

5.Ballast water treatment systems are currently installed on all vessels;

6.Use of environmental consultants to assess and improve terminal operations. As the Company expands its operations to ports and terminals, it becomes more exposed to environmental requirements and regulations ashore.

International Maritime Organization

The United Nations’ International Maritime Organization, or the IMO, has adopted the International Convention for the Prevention of Marine Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, collectively referred to as MARPOL 73/78 and herein as “MARPOL,” the International Convention for the Safety of Life at Sea of 1974 ("SOLAS Convention"), and the International Convention on Load Lines of 1966 (the "LL Convention"). MARPOL entered into force on October 2, 1983 and establishes environmental standards related to oil leakage or spilling, air emissions, garbage management, sewage, and handling and disposal of noxious liquids, including harmful substances in packaged form. It has been adopted by over 150 nations, including many of the jurisdictions in which the Company's vessels operate. MARPOL sets forth pollution-prevention requirements applicable to drybulk carriers, among other vessels, and is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried, in bulk, in liquid or packaged form, respectively; and Annexes IV and V relate to sewage and garbage management, respectively. Annex VI, separately adopted by the IMO in September of 1997, relates to air emissions. New emissions standards, titled IMO-2020, took effect on January 1, 2020.

In 2013, the IMO's Marine Environmental Protection Committee, or the "MEPC," adopted a resolution amending MARPOL Annex I Condition Assessment Scheme, or "CAS." These amendments became effective on October 1, 2014 and require compliance with the 2011 International Code on the Enhanced Programme of Inspections during Surveys of Bulk Carriers and Oil Tankers, or "ESP Code," which provides for enhanced inspection programs. The Company may need to make certain financial expenditures to comply with these amendments in the future, which could be significant.

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution from vessels. Effective May 2005, Annex VI sets limits on nitrogen oxide emissions from ships whose diesel engines were constructed (or underwent major conversions) on or after January 1, 2000. It also prohibits “deliberate emissions” of “ozone depleting substances,” defined to include certain halons and chlorofluorocarbons. Deliberate emissions are not limited to times when the ship is at sea; they can for example include discharges occurring in the course of the ship’s repair and maintenance. Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls (PCBs)) are also prohibited. Annex VI also includes a global cap on the sulfur content of fuel oil (see below).

The IMO’s Marine Environment Protection Committee, or MEPC, adopted amendments to Annex VI on October 10, 2008, which amendments were entered into force on July 1, 2010. The Amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used onboard ships. On October 27, 2016, at its 70th session, the MEPC agreed to implement a global 0.5% m/m sulfur oxide emissions limit (reduced from 3.50%) starting from January 1, 2020. This limitation can be met by using low-sulfur compliant fuel oil, alternative fuels, or certain exhaust gas cleaning systems. Ships are now required to obtain bunker delivery notes and International Air Pollution Prevention (“IAPP”) Certificates from their flag states that specify sulfur content. Additionally, at MEPC 73, amendments to Annex VI to prohibit the carriage of bunkers above 0.5% sulfur on ships were adopted and will take effect March 1, 2020, with the exception of vessels fitted with exhaust gas cleaning equipment ("scrubbers") which can carry fuel of higher sulfur content. These regulations subject ocean-going vessels to stringent emissions controls, and may cause us to incur substantial costs, including those related to the purchase, installation and operation of scrubbers and the purchase of compliant fuel oil.

Beginning January 1, 2015, ships operating within an emission control area ("ECA") were not permitted to use fuel with sulfur content in excess of 0.1% (from 1.0%). Amended Annex VI establishes procedures for designating new ECAs. Currently, the Baltic Sea, the North Sea, certain coastal areas of North America and areas of the United States Caribbean Sea adjacent to Puerto Rico and the U.S. Virgin Islands are designated ECAs. Ocean-going vessels in these areas are subject to stringent emissions controls, which may cause the Company to incur additional costs. In December 2021, the member states of the Convention for the Protection of the Mediterranean Sea Against Pollution (the "Barcelona Convention") agreed to support the designation of a new ECA in the Mediterranean Sea. On December 15, 2022, MEPC 79 adopted the designation of a new ECA in the Mediterranean Sea, with an effective date of May 1, 2025. Additional legislation or regulations applicable to the operation of its vessels that may be implemented in the future could adversely affect its business.

MEPC 75 introduced draft amendments to Annex VI which impose new regulations to reduce greenhouse gas emissions from ships. These amendments introduce requirements to assess and measure the energy efficiency of all ships and set the required attainment values, with the goal of reducing the carbon intensity of international shipping. To achieve a 40% reduction in carbon emissions by 2023 compared to 2008, shipping companies are required to include: (i) a technical requirement to reduce carbon intensity based on a new Energy Efficiency Existing Ship Index (“EEXI”), and (ii) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). The EEXI is required to be calculated for ships of 400 gross tonnage and above. The IMO and MEPC will calculate “required” EEXI levels based on the vessel’s technical design, such as vessel type, date of creation, size and baseline. Additionally, an “attained” EEXI will be calculated to determine the actual energy efficiency of the vessel. A vessel’s attained EEXI must be less than the vessel’s required EEXI. Non-compliant vessels will have to upgrade their engine to continue to travel. With respect to the CII, the draft amendments would require ships of 5,000 gross tonnage to document and verify their actual annual operational CII achieved against a determined required annual operational CII. The vessel’s attained CII must be lower than its required CII. Vessels that continually receive subpar CII ratings will be required to submit corrective action plans to ensure compliance. MEPC 79 also adopted amendments to MARPOL Annex VI, Appendix IX to include the attained and required CII values, the CII rating and attained EEXI for existing ships in the required information to be submitted to the IMO Ship Fuel Oil Consumption Database. The amendments will enter into force on May 1, 2024.

Additionally, MEPC 75 proposed draft amendments requiring that, on or before January 1, 2023, all ships above 400 gross tonnage must have an approved Ship Energy Efficiency Management Plan, or SEEMP, on board. For ships above 5,000 gross tonnage, the SEEMP would need to include certain mandatory content. MEPC 75 also approved draft amendments to MARPOL Annex I to prohibit the use and carriage for use as fuel of heavy fuel oil by ships in Arctic waters on and after July 1, 2024. The draft amendments introduced at MEPC 75 were adopted at the MEPC 76 session held on June 2021, entered into force on November 1, 2022 and became effective on January 1, 2023.

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

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions. For example, the IMO adopted the International Convention for the Control and Management of Ships’ Ballast Water and Sediments, or the BWM Convention, in February 2004. The BWM Convention's implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits. The BWM Convention entered into force on September 8, 2017 at which time mid-ocean ballast exchange or ballast water treatment systems became mandatory. The Company’s vessels will be required to be equipped with a ballast water treatment system that meets mandatory concentration limits not later than the first intermediate or renewal survey, whichever occurs first, after the anniversary date of delivery of the vessel in 2014, for vessels with ballast water capacity of 1500 – 5000 cubic meters, or after such date in 2016, for vessels with ballast water capacity of greater than 5000 cubic meters. The Company's current fleet of vessels are equipped with these systems.

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

OPA contains statutory caps on liability and damages; such caps do not apply to direct cleanup costs. Effective December 31, 2015, the U.S. Coast Guard adjusted the limits of OPA liability for non-tank vessels (e.g. drybulk) to the greater of $1,200 per gross ton or $997,100 (subject to periodic adjustment for inflation). Effective March 23, 2023, the new adjusted limits of OPA liability for non-tank vessels, edible oil tank vessels, and any oil spill response vessels, to the greater of $1,300 per gross ton or $1,076,000 (subject to periodic adjustment for inflation). These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct. The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident where the responsibility party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

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

On September 15, 2020, the European Parliament voted to include greenhouse gas emissions from the maritime sector in the European Union’s carbon market. On July 14, 2021, the European Parliament formally proposed its plan, which would involve gradually including the maritime sector from 2023 and phasing the sector in over a three-year period. This will require shipowners to buy permits to cover these emissions. The Environment Council adopted a general approach on the proposal in June 2022. On December 18, 2022, the Environmental Council and European Parliament agreed to include maritime shipping emissions within the scope of the EU ETS on a gradual introduction of obligations for shipping companies to surrender allowances: 40% for verified emissions from 2024, 70% for 2025 and 100% for 2026. Most large vessels will be included in the scope of the EU ETS from the start. Big offshore vessels of 5,000 gross tonnage and above will be included in the 'MRV' on the monitoring, reporting and verification of CO2 emissions from maritime transport regulation from 2025 and in the EU ETS from 2027. General cargo vessels and off-shore vessels between 400-5,000 gross tonnage will be included in the MRV regulation from 2025 and their inclusion in EU ETS will be reviewed in 2026.

Greenhouse Gas Regulation

In November 2020, MEPC 75 approved draft amendments to the Anti-Fouling Convention to prohibit anti-fouling systems containing cybutryne. These amendments were adopted at MEPC 76 in June 2021 and will apply to ships from January 1, 2023. During MEPC 76 in June 2021, the IMO approved amendments to Annex VI to cut the carbon intensity of existing ships. The amendments will require ships to combine a technical and an operational approach to reduce their carbon intensity, in line with the ambition of the Initial IMO GHG Strategy, which aims to reduce carbon intensity of international shipping by 40% by 2030, compared to 2008. The amendments include (1) a technical requirement to reduce carbon intensity based on a new Energy Efficiency Existing Ship Index (“EEXI”), and (2) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). These amendments are expected to enter into force on November 1, 2022, with the requirements for EEXI and CII certification coming into effect from January 1, 2023.

The Company has evaluated the impact of EEXI requirements and determined that the majority of our fleet will be minimally impacted with some of the oldest ships requiring the application of an engine power limitation that may reduce operational maximum speed. The Company is working with Class to complete the EEXI certification of all vessels in advance of the requirement coming into effect. EEXI requirements will ultimately lead the oldest ships in the drybulk fleet to slow down significantly which will limit drybulk supply and could probably positively impact the freight rates. The Company is evaluating the impact of CII requirements on the fleet and sees limited impact through 2026 after which further incremental decreases will be decided. The most immediate impact of CII requirements coming into effect will likely be the need for collaboration between the Company and Charterers to actively manage CII scoring and working on optimizing operations.

In the United States, the EPA has issued a finding that greenhouse gases endanger the public health and safety and has adopted regulations to limit greenhouse gas emissions from certain mobile sources and large stationary sources. On November 2, 2021, the EPA issued a proposed rule under the CAA designed to reduce methane emissions from oil and gas sources. The proposed rule would reduce 41 million tons of methane emissions between 2023 and 2035 and cut methane emissions in the oil and gas sector by approximately 74 percent compared to emissions from this sector in 2005. EPA issued a supplemental proposed rule in November 2022 to include additional methane reduction measures following public input and anticipates issuing a final rule in 2023. If these new regulations are finalized, they could affect our operations.

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

The Company expects to perform two special surveys in 2023 at an aggregate total cost of approximately $2.7 million. The Company expects to perform three intermediate surveys in 2023 at an aggregate total cost of approximately $0.4 million. The Company estimates that offhire related to the surveys and related repair work is ten to twenty days per vessel, depending on the size and condition of the vessel.

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
•Further increases in interest rates could adversely affect our cash flow and financial condition.
•Any change in drybulk carrier capacity in the future may result in lower charter and freight rates which, in turn, will adversely affect our profitability.
•The continuing conflict in Ukraine and resulting sanctions by the United States, European Union and other countries have adversely impact global economic conditions and contribute to inflation and volatility in commodity prices.
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
•Our financial results and operations may be adversely affected by the continuing impacts of the outbreak of COVID-19, and continuing governmental responses thereto in certain jurisdictions, including China.
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

Risks Relating to our Industry

The seaborne drybulk transportation industry is cyclical and volatile, and this may lead to reductions in our charter hire rates, vessel values and results of operations.

The international seaborne drybulk transportation industry is cyclical and volatile, and a lengthy downturn in the drybulk charter market severely affected the entire drybulk shipping industry. The degree of charter and freight rate volatility for vessels has varied widely and is due to various factors, including changing crude oil prices, economic activity in the largest economies, including China, a strong U.S. Dollar and the associated weakening of other world currencies and the supply of available tonnage. A worsening of current global economic conditions may cause dry bulk charter rates to decline and thereby adversely affect our ability to charter or re-charter our vessels and any renewal or replacement charters that we enter into, may not be sufficient to allow us to operate our vessels profitably. In addition, the conflict in Ukraine is disrupting energy production and trade patterns, including shipping in the Black Sea and elsewhere, and its impact on energy prices and charter rates, which initially have increased, is uncertain. Fluctuations in charter hire rates result from changes in the supply of and demand for vessel capacity and changes in the supply of and demand for energy resources, commodities, semi-finished and finished consumer and industrial products internationally carried at sea. If we enter into a charter when charter hire rates are low, our revenues and earnings will be adversely affected. In addition, a decline in charter hire rates is likely to cause the market value of our vessels to decline. We cannot assure you that we will be able to successfully charter our vessels in the future or renew our existing charters at rates sufficient to allow us to operate our business profitably, meet our obligations or pay dividends to our shareholders. The factors affecting the supply and demand for vessels are outside of our control, and the nature, timing and degree of changes in industry conditions are unpredictable.

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

Major market disruptions and adverse changes in market conditions and regulatory climate in China, the United States, the European Union and worldwide may adversely affect our business or impair our ability to borrow amounts under credit facilities or any future financial arrangements.

Chinese dry bulk imports have accounted for the majority of global dry bulk transportation growth annually over the last decade. Accordingly, our financial condition and results of operations, as well as our future prospects, would likely be hindered by an economic downturn in any of these countries or geographic regions. In recent years China and India have been among the world’s fastest growing economies in terms of gross domestic product, and any economic slowdown in the Asia Pacific region particularly in China or India may adversely affect demand for seaborne transportation of our products and our results of operations. Moreover, any deterioration in the economy of the United States or the European Union, may further adversely affect economic growth in Asia.

Economic growth is uncertain but any slowdown, including due to supply-chain disruption, the recent surge in inflation and related actions by central banks and geopolitical conditions, could result in a significant risk of recession in many parts of the world in the near term. In particular, an adverse change in economic conditions affecting China, Japan, India or Southeast Asia generally could have a negative effect on the drybulk market.

Volatility of LIBOR and potential changes of the use of LIBOR as a benchmark could affect our profitability, earnings and cash flow.

As certain of our current financing agreements have, and our future financing arrangements may have, floating interest rates, typically based on LIBOR, movements in interest rates could negatively affect our financial performance. The publication of U.S. Dollar LIBOR for the one-week and two-month U.S. Dollar LIBOR tenors ceased on December 31, 2021, and the ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced the publication of all other U.S. Dollar LIBOR tenors will cease on June 30, 2023. The United States Federal Reserve concurrently issued a statement advising banks to cease issuing U.S. Dollar LIBOR instruments after 2021. As such, any new loan agreements we enter into will not use LIBOR as an interest rate, and we will need to transition our existing loan agreements from U.S. Dollar LIBOR to an alternative reference rate prior to June 2023.
In order to manage our exposure to interest rate fluctuations under LIBOR, the Secured Overnight Financing Rate, or “SOFR”, or any other alternative rate, we have and may from time to time use interest rate derivatives to effectively fix some of our floating rate debt obligations. No assurance can however be given that the use of these derivative instruments, if any, may effectively protect us from adverse interest rate movements. The use of interest rate derivatives may affect our results through mark to market valuation of these derivatives. Also, adverse movements in interest rate derivatives may require us to post cash as collateral, which may impact our free cash position. Interest rate derivatives may also be impacted by the transition from LIBOR to SOFR or other alternative rates.

Our financing agreements contain a provision requiring or permitting us to enter into negotiations with our lenders to agree to an alternative interest rate or an alternative basis for determining the interest rate in anticipation of the cessation of LIBOR. These clauses present significant uncertainties as to how alternative reference rates or alternative bases for determination of rates would be agreed upon, as well as the potential for disputes or litigation with our lenders regarding the appropriateness or comparability to LIBOR of any substitute indices, such as SOFR, and any credit adjustment spread between the two benchmarks. In the absence of an agreement between us and our lenders, most of our financing agreements provide that LIBOR would be replaced with some variation of the lenders’ cost-of-funds rate. The discontinuation of LIBOR presents a number of risks to our business, including volatility in applicable interest rates among our financing agreements, potential increased borrowing costs for future financing agreements or unavailability of or difficulty in attaining financing, which could in turn have an adverse effect on our profitability, earnings and cash flow.

Variable rate indebtedness could subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

Our credit facilities use variable interest rates and expose us to interest rate risk. If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our profitability and cash available for servicing our indebtedness would decrease.

We may be adversely affected by developments in the SOFR market, changes in the methods by which SOFR is determined or the use of alternative reference rates.

In 2017, the U.K. Financial Conduct Authority announced that it intended to phase out LIBOR, and in 2021, it announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of one-week and two-month U.S. Dollar settings, and immediately after June 30, 2023, in the case of the remaining U.S. Dollar settings. The Federal Reserve also has advised banks to cease entering into new contracts that use U.S. Dollar LIBOR as a reference rate. The Alternative Refinance Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified SOFR, an index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR in the U.S.

Although SOFR appears to be the preferred replacement rate for U.S. Dollar LIBOR and has been adopted as the benchmark interest rate for our debt arrangements, it is unclear if other benchmarks may emerge. The consequences of these developments cannot be entirely predicted, and there can be no assurance that they will not result in financial market disruptions, significant increases in benchmark interest rates, substantially higher financing costs or a shortage of available debt financing, any of which could have an adverse effect on our business, financial position and results of operations, and our ability to pay dividends.

Our business is affected by macroeconomic conditions, including rising inflation, interest rates, market volatility, economic uncertainty, and supply chain constraints.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. For instance, inflation has negatively impacted us by increasing our labor costs, through higher wages and higher interest rates, and operating costs. Supply chain constraints have led to higher inflation, which if sustained could have a negative impact on our operations. If inflation or interest rates were to significantly increase, our business operations may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations.

The invasion of Ukraine by Russia and resulting sanctions by the United States, European Union and other countries have contributed to inflation, market disruptions and increased volatility in commodity prices in the United States and a slowdown in global economic growth.

On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. In response to the attacks on Ukraine, sanctions and other penalties have been levied by the United States, European Union, and other countries and additional sanctions and penalties have been proposed. The invasion by Russia and resulting sanctions have had a broad range of adverse impacts on global business and financial markets some of which have had and may continue to have adverse impacts on our business. These include increased inflation, significant market disruptions and increased volatility in commodity prices such as corn, oil and natural gas. Although the duration and extent of the ongoing military conflict is highly unpredictable, and the magnitude of the potential economic impact is currently unknown, Russian military actions and resulting sanctions could have a negative effect on our financial condition and operating results.

As of late February 2023, the ongoing conflict between Russia in Ukraine has developed into a war, posing an increasing risk for global economic growth. Major economic sanctions against Russia are having a considerable impact on oil and gas prices, given the dependence of the EU on oil and gas exports out of Russia combined with limited spare capacity of such commodities globally. Energy prices have increased significantly, leading to major inflationary pressures in the major developed countries that rely heavily on oil and gas exports out of Russia. In addition, the combined Russia/Ukraine region account for approximately one quarter of global grain production, one of the main cargoes transported by dry bulk vessels, while coal and iron ore exports out of the region have also been reduced. The above factors can have a material negative impact on demand for dry bulk transportation, while slower economic growth could also negatively affect demand for dry bulk commodities in the rest of the world, leading to lower dry bulk freight rates.

The recent conflict between Russia and Ukraine is having a profound impact on global commodities prices including grain and coal, two of the most important commodities for dry bulk shipping. Given the importance of the region in export volumes for both grains and coal, a prolonged stoppage could lead to significantly lower freight rates and thus a decline in freight futures prices. Although coal supplies could potentially be sourced from elsewhere partly mitigating the negative impact of the lost volumes, global grain production capacity is limited, and thus the impact of the lost volumes could not be easily mitigated. In addition, the recent geopolitical turmoil has led to an increase in government protectionism when it comes to commodities, and if such a trend continues, it could lead to lower bulk commodities trading globally over the long term. The impact of such a scenario on dry bulk shipping will be negative, leading to lower spot rates and as a result lower freight futures prices.

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

The fair market values of our owned dry bulk vessels have generally experienced high volatility, and you should expect the market values of our vessels to fluctuate depending on a number of factors including:

•prevailing level of charter and freight rates;
•general economic and market conditions affecting the shipping industry;
•the balance between the supply of and demand for ships of a certain type;
•competition from other shipping companies;
•types and sizes of vessels;
•supply of and demand for vessels;
•the availability and cost of other modes of transportation;
•cost of newbuildings;
•shipyard capacity;
•governmental and other regulations, including those that may limit the useful life of vessels;
•the prevailing level of charter rates;
•the need to upgrade secondhand and previously owned vessels as a result of environmental, safety, regulatory or charterer requirements; and
•technological advances.

In addition, as vessels grow older, they generally decline in value. If the market values of our owned vessels decrease, we may not be in compliance with certain covenants in our credit facilities secured by mortgages on our drybulk vessels unless we provide additional collateral or prepay a portion of the loan to a level where we are again in compliance with our loan covenants. We were in compliance with all covenants for the years ended December 31, 2022 and 2021.

If we sell one or more of our vessels at a time when vessel prices have fallen and before we have recorded an impairment adjustment to our consolidated financial statements, the sale proceeds may be less than the vessel’s carrying amount, resulting in a loss and a reduction in earnings. Conversely, if vessel values are elevated at a time when we wish to acquire additional vessels, the cost of acquisition may increase and this could adversely affect our business, results of operations, cash flow and financial condition.

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

The current state of the global financial markets and economic conditions may adversely impact our ability to obtain additional financing on acceptable terms and otherwise negatively impact our business.

Global financial markets can be volatile and contraction in available credit may occur as economic conditions change. In recent years, operating businesses in the global economy have faced weakening demand for goods and services, deteriorating international liquidity conditions, and declining markets which lead to a general decline in the willingness of banks and other financial institutions to extend credit, particularly in the shipping industry. As the shipping industry is highly dependent on the availability of credit to finance and expand operations, it may be negatively affected by such changes and volatility.

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

Credit markets in the United States and Europe have in the past experienced significant contraction, deleveraging and reduced liquidity, and there is a risk that the U.S. federal government and state governments and European authorities continue to implement a broad variety of governmental action and/or new regulation of the financial markets. Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. We face risks attendant to changes in economic environments, changes in interest rates, and instability in the banking and securities markets around the world, among other factors which may have a material adverse effect on our results of operations and financial condition and may cause the price of our common shares to decline.

As of December 31, 2022, we had total outstanding indebtedness of $116.0 million under our various credit facilities and a further $187.9 million of finance lease obligations.

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

We face risks attendant to changes in economic environments, changes in interest rates, increasing inflation and the resulting monetary policies of central governments, instability in the banking and securities markets and trade regulations around the world, among other factors. Major market disruptions and adverse changes in market conditions and regulatory climate in China, the United States and worldwide may adversely affect our business or impair our ability to borrow amounts under any future financial arrangements

Chinese dry bulk imports have accounted for the majority of global dry bulk transportation growth annually over the last decade. Accordingly, our financial condition and results of operations, as well as our future prospects, would likely be hindered by an economic downturn in any of these countries or geographic regions. In recent years China and India have been among the world’s fastest growing economies in terms of gross domestic product, and any economic slowdown in the Asia Pacific region particularly in China or India may adversely affect demand for seaborne transportation of our products and our results of operations. Moreover, any deterioration in the economy of the United States or the European Union, may further adversely affect economic growth in Asia.

Economic growth is uncertain but any slowdown, including due to supply-chain disruption, the recent surge in inflation and related actions by central banks and geopolitical conditions, with a significant risk of recession in many parts of the world in the near term. In particular, an adverse change in economic conditions affecting China, Japan, India or Southeast Asia generally could have a negative effect on the drybulk market.

In addition, the International Monetary Fund has warned that continuing trade tensions, including significant tariff increases, between the United States and China could derail recovery from the impacts of COVID-19. Global vaccination rates and effectiveness, together with the development of COVID-19 variants, could impact sustainability of this recovery, in addition to dry-bulk-specific seasonality.

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

In recent years, China and the United States have implemented certain increasingly protective trade measures with continuing trade tensions, including significant tariff increases, between these countries. Although the United States and China successfully reached an interim trade deal in January 2020 that de-escalated the trade tensions with both sides rolling back tariffs, the extent to which the trade deal will be successfully implemented is unpredictable. A decrease in the level of imports to and exports from China could adversely affect our business, operating results and financial condition.

In addition, in September 2020 President Xi Jinping committed his country to achieving carbon neutrality by 2060 at the UN General Assembly, despite that carbon emissions are currently a prominent part of China’s economic and industrial structure as it relies heavily on nonrenewable energy sources, generally lacks energy efficiency, and has a rapidly growing energy demand. Depending on how China attempts to achieve carbon neutrality by 2060, including through the reduction in the use of coal, an overall increase in the use of nonrenewable energy as part of the energy consumption mix and through other means and any reduction in the demand for coal and related products could have a material adverse effect on our business, cash flows and results of operations.

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

Our operations outside the United States expose us to global risks, such as political instability, terrorist attacks, international hostilities and global public health concerns, which may affect the seaborne transportation industry and adversely affect our business.

We conduct most of our operations outside of the United States, and our business, results of operations, cash flows, financial condition and ability to pay dividends, if any, in the future may be adversely affected by changing economic, political and government conditions in the countries and regions where our vessels are employed or registered. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political conflicts, including the current political instability Ukraine, in the Middle East and the South China Sea region and other geographic countries and areas, geopolitical events such as terrorist or other attacks, and war (or threatened war) or international hostilities, such as those between the United States and North Korea. Terrorist attacks as well as the frequent incidents of terrorism in the Middle East, and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks around the world, continues to cause uncertainty in the world's financial markets and may affect our business, operating results and financial condition. As a result of the above, insurers have increased premiums and reduced or restricted coverage for losses caused by terrorist acts generally. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

Further, governments may turn and have turned to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. In particular, beginning in February of 2022, President Biden and several European leaders also announced various economic sanctions against Russia in connection with the aforementioned conflicts in the Ukraine region, which have continued to expand over the past year and which may adversely impact our business. The Russian Foreign Harmful Activities Sanctions program includes prohibitions on the import of certain Russian energy products into the United States, including crude oil, petroleum, petroleum fuels, oils, liquefied natural gas and coal, as well as prohibitions on all new investments in Russia by U.S. persons, among other restrictions. Furthermore, the United States has also prohibited a variety of specified services related to the maritime transport of Russian Federation origin crude oil and petroleum products, including trading/commodities brokering, financing, shipping, insurance (including reinsurance and protection and indemnity), flagging, and customs brokering. These prohibitions took effect on December 5, 2022 with respect to the maritime transport of crude oil and on February 5, 2023 with respect to the maritime transport of other petroleum products. An exception exists to permit such services when the price of the seaborne Russian oil does not exceed the relevant price cap; but implementation of this price exception relies on a recordkeeping and attestation process that allows each party in the supply chain of seaborne Russian oil to demonstrate or confirm that oil has been purchased at or below the price cap. Violations of the price cap policy or the risk that information, documentation, or attestations provided by parties in the supply chain are later determined to be false may pose additional risks adversely affecting our business. Our business could also be adversely impacted by trade tariffs, trade embargoes or other economic sanctions that limit trading activities by the United States or other countries against countries in the Middle East, Asia or elsewhere as a result of terrorist attacks, hostilities or diplomatic or political pressures.

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

The COVID-19 pandemic and the resulting disruptions to the international shipping industry may continue to adversely affect our business, financial performance, and our results of operations, including the ability to obtain charters and financing.

The COVID-19 pandemic has led a number of countries, ports and organizations to take measures against the spread of COVID-19 and other communicable diseases, including travel bans, quarantines, and other emergency public health measures, which resulted in a significant reduction in global economic activity and extreme volatility in the global financial markets. While a number of these measures have subsided, a recurrence of COVID-19 or other pandemics may cause trade disruptions in economic activity in the future. Relatively weak global economic conditions during periods of volatility have and may continue to have a number of adverse consequences for dry bulk and other shipping sectors.

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

The operation of ocean-going vessels carries inherent risks. These risks include the possibility of:

•marine disaster;
•environmental accidents;
•cargo and property losses or damage;
•damage to the environment, including through spillage of fuel, lubricants or other chemicals and substances used in operations;
•business interruptions caused by mechanical failure, human error, war, terrorism, political action in various countries, labor strikes or adverse weather conditions; and
•piracy.

These hazards may result in death or injury to persons, loss of revenues or property, the payment of ransoms, environmental damage, higher insurance rates, damage to our customer relationships and market disruptions, delay or rerouting, any of which may subject us to litigation. As a result, we could be exposed to substantial liabilities not recoverable under our insurances. Further, the involvement of our vessels in an environmental disaster may harm our reputation as a safe and reliable vessel owner and operator. Any of these circumstances or events could increase our costs or lower our revenues.

If our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydock repairs are unpredictable and may be substantial. We may have to pay drydocking costs that our insurance does not cover at all or in full. The loss of revenues while these vessels are being repaired and repositioned, as well as the actual cost of these repairs, may adversely affect our business and financial condition. In addition, space at drydocking facilities is sometimes limited and not all drydocking facilities are conveniently located. We may be unable to find space at a suitable drydocking facility or our vessels may be forced to travel to a drydocking facility that is not conveniently located relative to our vessels' positions. The loss of earnings while these vessels are forced to wait for space or to travel to more distant drydocking facilities may adversely affect our business and financial condition.

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

Although no vessels owned or operated by us have called on ports located in countries or territories that are the subject of country-wide or territory-wide sanctions or embargoes imposed by the U.S. government or other governmental authorities (“Sanctioned Jurisdictions”) in violation of applicable sanctions or embargo laws, and we endeavor to take precautions designed to mitigate such risk, it is possible that, in the future, our vessels may call on ports located in Sanctioned Jurisdictions on our charterers’ instructions and/or without our consent. If such activities result in a violation of sanctions or embargo laws, we could be subject to monetary fines, penalties, or other sanctions, and our reputation and the market for our common shares could be adversely affected.

The applicable sanctions and embargo laws and regulations vary in their application, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or expanded over time. Current or future counterparties of ours may be affiliated with persons or entities that are or may be in the future the subject of sanctions or embargoes imposed by the U.S., the EU, and/or other international bodies. If we determine that such sanctions require us to terminate existing or future contracts to which we, or our subsidiaries, are party or if we are found to be in violation of such applicable sanctions, our results of operations may be adversely affected or we may suffer reputational harm. The Company, or its respective counterparty, have cancelled certain voyages due to countries around the world imposing sanctions against Russia over its invasion of Ukraine. The Company might be subject to litigation regarding canceled voyages. Although the current market remains strong, and the Company expects to deploy vessels on other voyage and time charter arrangements, the rates achieved may not be at the same levels as the cancelled voyages.

As a result of Russia’s actions in Ukraine, the U.S., EU and United Kingdom, together with numerous other countries, have imposed significant sanctions on persons and entities associated with Russia and Belarus, as well as comprehensive sanctions on certain areas within the Donbas region of Ukraine, and such sanctions apply to entities owned or controlled by such designated persons or entities. These sanctions adversely affect our ability to operate in the region and also restrict parties whose cargo we may carry. Sanctions against Russia have also placed significant prohibitions on the maritime transportation of seaborne Russian oil, the importation of certain Russian energy products and other goods, and new investments in the Russian Federation. These sanctions further limit the scope of permissible operations and cargo we may carry.

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

Fuel, or bunkers, is typically the largest expense of our operating business and therefore, changes in the price of fuel may adversely affect our profitability. When we operate vessels under COAs or voyage charters, we are responsible for all voyage costs, including bunkers. The price and supply of fuel can be unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Furthermore, fuel may become significantly more expensive in the future, which may reduce our profitability. In addition, the entry into force, on January 1, 2020, of the 0.5% global sulfur cap in marine fuels used by vessels that are not equipped with sulfur oxide (“SOx”) exhaust gas cleaning systems (“scrubbers”) under the International Convention for Prevention of Pollution from Ships (“MARPOL”) Annex VI may lead to changes in the production quantities and prices of different grades of marine fuel by refineries and introduces an additional element of uncertainty in fuel markets, which could result in additional costs and adversely affect our cash flows, earnings and results from operations.

We continually monitor the market volatility associated with bunker prices and seek to hedge our exposure to changes in the price of marine fuels with our bunker hedging program. [Please see “The Company’s Management and Discussion Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures about Market Risks - Fuel Swap Contracts.”]

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

In February 2021, the Acting Chair of the SEC issued a statement directing the Division of Corporation Finance to enhance its focus on climate-related disclosure in public company filings and in March 2021 the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement (the “Task Force”). The Task Force’s goal is to develop initiatives to proactively identify ESG-related misconduct consistent with increased investor reliance on climate and ESG-related disclosure and investment. To implement the Task Force’s purpose, the SEC has taken several enforcement actions, with the first enforcement action taking place in May 2022, and promulgated new rules. On March 21, 2022, the SEC proposed that all public companies are to include extensive climate-related information in their SEC filings. On May 25, 2022, SEC proposed a second set of rules aiming to curb the practice of "greenwashing" (i.e., making unfounded claims about one's ESG efforts) and would add proposed amendments to rules and reporting forms that apply to registered investment companies and advisers, advisers exempt from registration, and business development companies.

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

We expect to derive a significant part of our revenue and cash flow from a relatively small number of repeat customers. For the year ended December 31, 2022, 1 customer accounted for more than 10% of total revenue and all of our top ten customers, representing 45% of total revenue, are repeat customers. If one or more of our significant customers is unable to perform under one or more charters or COAs and we are not able to find a replacement charter or COA; or if a customer exercises certain rights to terminate the charter or COA, we could suffer a loss of revenues that could materially adversely affect our business, financial condition, results of operations and cash available for distribution as dividends to our shareholders.

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

Charterers are sensitive to the commodity markets and may be impacted by market forces affecting commodities and/or uncertain industry conditions. In addition, in depressed market conditions, charterers may have incentive to renegotiate their charters or default on their obligations under charters. Should a charterer in the future fail to honor its obligations under agreements with us, it may be difficult to secure substitute employment for such vessel, and any new charter arrangements we secure on the spot market or on charters may be at lower rates, depending on the then existing charter rate levels, compared to the rates currently being charged for our vessels. In addition, if the charterer of a vessel in our fleet that is used as collateral under one or more of our loan agreements defaults on its charter obligations to us, such default may constitute an event of default under our loan agreements, which may allow the bank to exercise remedies under our loan agreements.

Although we assess the creditworthiness of our counterparties, a prolonged period of difficult industry conditions could lead to changes in a counterparty’s liquidity and increase our exposure to credit risk and bad debts. In addition, we may offer extended payment terms to our customers in order to secure contracts, which may lead to more frequent collection issues and adversely affect our financial results and liquidity.

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
•consolidated minimum liquidity of not less than $18 million.

In general, the operating restrictions that are contained in our credit facilities may prohibit or otherwise limit our ability to, among other things:

•effect changes in management of our vessels;
•sell or dispose of any of our assets, including our vessels;
•declare and pay dividends;
•incur additional indebtedness;
•mortgage our vessels; and
•incur and pay management fees or commissions.

Non-compliance with any of our financial covenants or operating restrictions contained in our credit facilities may constitute an event of default under our credit facilities, which, unless cured within the grace period set forth under the applicable credit facility, if applicable, or waived or modified by our lenders, provides our lenders with the right to, among other things, require us to post additional collateral, enhance our equity and liquidity, increase our interest payments, pay down our indebtedness to a level where we are in compliance, sell vessels in our fleet, reclassify our indebtedness as current liabilities, accelerate our indebtedness, or foreclose their liens on our vessels and the other assets securing the credit facilities, which would impair our ability to continue to conduct our business. As of December 31, 2022, we are in compliance with covenants contained in our debt agreements. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Borrowing Activities.”

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

As part of our current business strategy to increase our owned fleet, we may acquire new and secondhand vessels. While we rigorously inspect previously owned or secondhand vessels prior to purchase, this does not provide us with the same knowledge about their condition and cost of any required (or anticipated) repairs that we would have had if these vessels had been built for and operated exclusively by us. Accordingly, we may not discover defects or other problems with secondhand vessels prior to purchasing or chartering-in, or may incur costs to terminate a purchase agreement. Any such hidden defects or problems may require us to put a vessel into drydock, which would reduce our fleet utilization and increase our operating costs. If a hidden defect or problem is not detected, it may result in accidents or other incidents for which we may become liable to third parties.

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

We estimate the useful life of our vessels to be 25 or 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of our vessels range from 11 to 24 years, depending on the age and type of vessel. The average age of our owned drybulk carriers at the time of this filing is approximately 9 years. A portion of our cash flows and income are dependent on the revenues earned by employing our vessels. If we are unable to replace the vessels in our fleet at the end of their useful lives, our business, results of operations, financial condition and ability to pay dividends could be materially and adversely affected. We currently do not maintain reserves for vessel replacements. We intend to finance vessel replacements from internally generated cash flow, borrowings under our credit facilities or additional equity or debt offerings.

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

We have and may continue to partially finance the acquisition of vessels with borrowings drawn under credit facilities or finance lease obligations. While we may refinance amounts drawn under our credit facilities with the net proceeds of future debt and equity offerings, we cannot assure you that we will be able to do so at interest rates and on terms that are acceptable to us or at all. If we are not able to refinance these amounts with the net proceeds of debt and equity offerings at an interest rate or on terms acceptable to us or at all, we will have to dedicate a larger portion of our cash flow from operations to pay the principal and interest of this indebtedness. If we are not able to satisfy these obligations, we may have to undertake alternative financing plans or sell vessels. The actual or perceived credit quality of our contract counterparties, any defaults by them and the market value of our fleet, among other things, may materially affect our ability to obtain alternative financing. In addition, debt service payments under our credit facilities, finance lease obligations or alternative financing may limit funds otherwise available for working capital, capital expenditures, the payment of dividends and other purposes. If we are unable to meet our debt obligations, or if we otherwise default under our credit facilities or alternative financing arrangements, our lenders could declare the debt, together with accrued interest and fees, to be immediately due and payable and foreclose on our fleet, which could result in the acceleration of other indebtedness that we may have at such time and the commencement of similar foreclosure proceedings by other lenders.

We depend on our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and other key employees, and the loss of their services would have a material adverse effect on our business, results and financial condition.

We depend on the efforts, knowledge, skill, reputations and business contacts of our Chief Executive Officer, Mark Filanowski, our Chief Financial Officer, Gianni Del Signore, our Chief Operating Officer, Mads Boye Petersen and other key employees. Accordingly, our success will depend on the continued service of these individuals. We do not have employment agreements with our executive officers or employees. We may experience departures of senior executive officers and other key employees, and we cannot predict the impact that any of their departures would have on our ability to achieve our financial objectives. The loss of the services of any of them could have a material adverse effect on our business, results of operations and financial condition.

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

United States tax authorities could treat us as a “passive foreign investment company,” which could have adverse United States federal income tax consequences to U.S. holders

A foreign corporation will be treated as a “passive foreign investment company,” or a PFIC, for United States federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of “passive income” or (2) at least 50% of the average value of the corporation's assets produce or are held for the production of those types of “passive income.” For purposes of these tests, “passive income” includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. For purposes of these tests, income derived from the performance of services does not constitute “passive income.” United States shareholders of a PFIC are subject to a disadvantageous United States federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.

Based on our proposed method of operation, we do not expect that we will be a PFIC with respect to any taxable year. In this regard, we intend to treat the gross income we derive or are deemed to derive from our time chartering activities as services income, rather than rental income. Accordingly, we believe that our income from our time chartering activities does not constitute “passive income,” and the assets that we own and operate in connection with the production of that income do not constitute assets that produce, or are held for the production of, passive income for purposes of determining whether the Company is a PFIC.

There is, however, no direct legal authority under the PFIC rules addressing our proposed characterization of income for United States federal income tax purposes. Accordingly, in the absence of any legal authority specifically relating to the United States Internal Revenue Code of 1986, as amended, or the “Code,” provisions governing PFICs, the IRS or a court could disagree with our position. Moreover, although we intend to conduct our operations in such a manner as to avoid being classified as a PFIC, there can be no assurance that we would not constitute a PFIC for any future taxable year if there were to be changes in the nature and extent of our operations.

If the IRS were to find that we are or have been a PFIC for any taxable year, our United States shareholders will face adverse United States tax consequences. Under the PFIC rules, unless those shareholders make an election available under the Code (which election could itself have adverse consequences for such shareholders, such shareholders would be liable to pay United States federal income tax at the then prevailing income tax rates on ordinary income plus interest upon excess distributions and upon any gain from the disposition of our common shares, as if the excess distribution or gain had been recognized ratably over the shareholder’s holding period of our common shares.

Based on our current and expected composition of assets and income, it is not anticipated that we will be treated as a PFIC. Actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurances regarding our status as a PFIC for the current taxable year or any future taxable year. United States Shareholders are urged to consult with their own tax advisors regarding the possible application of the PFIC rules.

We may have to pay tax on United States source income, which would reduce our earnings

Under sections 863(c)(3) and 887(a) of the Code, 50% of the gross shipping income of a vessel owning or chartering corporation, such as ourselves and our subsidiaries, that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States may be subject to a 4% United States federal income tax without allowance for deduction, unless that corporation qualifies for exemption from tax under section 883 of the Code and the applicable Treasury Regulations promulgated thereunder.

If we or our subsidiaries are not entitled to exemption under section 883 for any taxable year, we or our subsidiaries could be subject for those years to an effective 2% United States federal income tax on the shipping income these companies derive during the year that are attributable to the transport of cargoes to or from the United States. The imposition of this taxation would have a negative effect on our business and would result in decreased earnings available for distribution to our shareholders.

Information technology failures and data security breaches, including as a result of cybersecurity attacks, could negatively impact our results of operations and financial condition, subject us to increased operating costs, and expose us to litigation.

We rely on our computer systems and network infrastructure across our operations, including on our vessels. The safety and security of our vessels and efficient operation of our business, including processing, transmitting and storing electronic and financial information, are dependent on computer hardware and software systems. Our vessels rely on information systems for a significant part of their operations, including navigation, provision of services, propulsion, machinery management, power control, communications and cargo management. Despite our implementation of security and back-up measures, all of our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure, operational error, or other catastrophic events. Our technology systems are also subject to cybersecurity attacks including malware, other malicious software, phishing email attacks, attempts to gain unauthorized access to our data, the unauthorized release, corruption or loss of our data, loss or damage to our data delivery systems, and other electronic security breaches. In addition, as we continue to grow the volume of transactions in our businesses, our existing IT systems infrastructure, applications and related functionality may be unable to effectively support a larger scale operation, which can cause the information being processed to be unreliable and impact our decision-making or damage our reputation with customers.

Despite our efforts to ensure the integrity of our systems and prevent future cybersecurity attacks, it is possible that our business, financial and other systems could be compromised, especially because such attacks can originate from a wide variety of sources including persons involved in organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or use electronic means to induce the company to enter into fraudulent transactions. A successful cyber-attack could materially disrupt our operations, including the safety of our vessel operations. Past and future occurrences of such attacks could damage our reputation and our ability to conduct our business, impact our credit and risk exposure decisions, cause us to lose customers or revenues, subject us to litigation and require us to incur significant expense to address and remediate or otherwise resolve these issues, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, data protection laws apply to us in certain countries in which we do business. Specifically, the EU General Data Protection Regulation, or GDPR, which was applicable beginning May 2018, increases penalties up to a maximum of 4% of global annual turnover for breach of the regulation. The GDPR requires mandatory breach notification, the standard for which is also followed outside the EU (particularly in Asia). Non-compliance with data protection laws could expose us to regulatory investigations, which could result in fines and penalties. In addition to imposing fines, regulators may also issue orders to stop processing personal data, which could disrupt operations. We could also be subject to litigation from persons or corporations allegedly affected by data protection violations. Violation of data protection laws is a criminal offense in some countries, and individuals can be imprisoned or fined. Any violation of these laws or harm to our reputation could have a material adverse effect on our earnings, cash flows and financial condition.

Moreover, cyberattacks against the Ukrainian government and other countries in the region have been reported in connection with the recent conflicts between Russia and Ukraine. To the extent such attacks have collateral effects on global critical infrastructure or financial institutions, such developments could adversely affect our business, operating results and financial condition. At this time, it is difficult to assess the likelihood of such threat and any potential impact at this time.

A cyber-attack could materially disrupt our business.

Our business operations could be targeted by individuals or groups seeking to sabotage or disrupt our information technology systems and networks, or to steal data. A successful cyber-attack could materially disrupt our operations, including the safety of our operations, or lead to unauthorized release of information or alteration of information on our systems. Any such attack or other breach of our information technology systems could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Holders of Record

As of the close of business on March 14, 2023, there were approximately 14 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

In addition, since we are a holding company with no material assets other than the shares of our subsidiaries through which we conduct our operations, our ability to pay dividends will depend on our subsidiaries’ distributing to us their earnings and cash flows. The Company paid a quarterly cash dividend ranging from $0.035 to $0.10 per common share commencing in May 2019. In March 2020 the Company suspended its dividend due to the uncertainty caused by COVID-19 global pandemic and resumed its quarterly cash dividends payouts in December 2020. We cannot assure you that we will be able to pay regular quarterly dividends, and our ability to pay dividends will be subject to the limitations set forth above and in the section of this Form 10-K titled “Risk Factors.” The Company has dividends payable of $0.6 million at December 31, 2022. On February 15, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per common share, to be paid on March 15, 2023, to all shareholders of record as of March 1, 2023.

Use of Proceeds

Not applicable

Purchases of Equity Securities by Issuer and Affiliates

Not applicable

Securities Authorized for Issuance Under Equity Compensation Plan

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plan.

 ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except shipping days data)	As of and for the years ended December 31,
	2022	2021
Selected Data from the Consolidated Statements of Income
Voyage revenue	$640,034	$614,482
Charter revenue	59,673	103,622
Total revenue	699,707	718,104
Voyage expense	262,089	219,623
Charter hire expense	222,332	334,953
Vessel operating expenses	56,859	42,715
Total cost of transportation and service revenue	541,280	597,291
Vessel depreciation and amortization	29,377	22,874
Gross Profit	129,050	97,939
Other operating expenses	20,216	19,067
Loss on impairment of vessels	3,008	—
Loss on sale of vessels	318	—
Income from operations	105,508	78,872
Total other expense, net	(20,000)	(6,499)
Net income	85,508	72,374
Income attributable to noncontrolling interests	(6,016)	(5,147)
Net income attributable to Pangaea Logistics Solutions Ltd.	$79,491	$67,227

Net income from continuing operations per common share information
Basic income per share	$1.79	$1.53
Diluted income per share	$1.76	$1.50
Weighted-average common shares Outstanding - basic	44,399	43,997
Weighted-average common shares Outstanding - diluted	45,060	44,849
Cash dividends declared per share	$0.30	$0.11

Adjusted EBITDA (1)	140,898	105,079

Shipping Days (2)
Voyage days	15,237	15,932
Time charter days	2,478	3,963
Total shipping days	17,715	19,895

TCE Rates ($/day)	$24,434	$25,056

Selected Data from the Consolidated Balance Sheets
Cash and cash equivalents	$128,385	$56,209
Total assets	$748,241	$707,024
Total secured debt, including obligations under finance leases	$299,481	$306,719
Total shareholders' equity	$368,722	$300,681

Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$134,801	$61,745
Net cash used in investing activities	$(28,509)	$(197,792)
Net cash (used in) provided by financing activities	$(34,117)	$143,859

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

The reconciliation of gross profit to net transportation and service revenue and income from operations to Adjusted EBITDA is as follows:

(in thousands)	Years Ended December 31,
	2022	2021
Net Transportation and Service Revenue (3)
Gross Profit (4)	$129,050	$97,939
Add:
Vessel Depreciation and Amortization	29,377	22,874
Net transportation and service revenue	$158,427	$120,813

Adjusted EBITDA
Net Income	$85,508	$72,374
Interest expense, net	21,490	11,514
Depreciation and amortization	29,490	22,974
EBITDA	$136,487	$106,862
Loss on sale of vessel	318	—
Loss on impairment of vessels	3,008	—
Share-based compensation	1,768	2,103
Unrealized gain on derivative instruments, net	(682)	(3,886)
Adjusted EBITDA	$140,898	$105,079

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

During the first quarter of 2022, the Company determined that a triggering event occurred related to the sale of a vessel, as the carrying value exceeded its fair value. On April 20, 2022, the Company signed a memorandum of agreement to sell the m/v Bulk Pangaea for a total net consideration of $8.6 million after brokerage commissions. As a result, we recorded an impairment charge of $3.0 million in the first quarter of 2022. The impairment analysis did not indicate any impairment on the remaining fleet. Also the Company concluded that no triggering event had occurred during the remaining period of the 2022 which would require impairment testing.

The Company concluded that no triggering event had occurred during the twelve months ended December 31, 2021 which would require impairment testing.

The table set forth below indicates the purchase price of the Company’s vessels and the net carrying amount of each vessel as of December 31, 2022.

(In thousands of U.S. dollars)

Vessel Name	Date Acquired	Size	Year Build	Purchase Price	Net Carrying Amount

m/v Bulk Endurance	January 2017	UMX - 1C	2017	$28,000	$23,106
m/v Bulk Destiny	January 2017	UMX - 1C	2017	24,000	19,815
m/v Bulk Courageous	April 2021	UMX	2013	16,798	15,756
m/v Nordic Oasis	January 2016	PMX-1A	2016	32,600	26,233
m/v Nordic Olympic	February 2015	PMX-1A	2015	32,600	24,628
m/v Nordic Odin	February 2015	PMX-1A	2015	32,625	24,726
m/v Nordic Oshima	September 2014	PMX-1A	2014	33,709	24,292
m/v Nordic Orion	April 2012	PMX-1A	2011	32,363	21,406
m/v Nordic Odyssey	April 2012	PMX-1A	2010	32,691	20,685
m/v Bulk Valor	June 2021	SMX	2013	18,182	17,106
m/v Bulk Friendship	September 2019	SMX	2011	14,447	13,681
m/v Bulk Sachuest	October 13 2022	SMX	2010	17,364	17,188
m/v Bulk Independence	May 2019	SMX	2008	14,393	14,880
m/v Bulk Pride	December 2017	SMX	2008	14,023	12,175
m/v Bulk Trident	September 2012	SMX	2006	17,010	11,024
m/v Bulk Freedom	June 2017	SMX	2005	9,016	7,464
m/v Bulk Newport(2)	September 2013	SMX	2003	15,546	10,212
m/v Bulk Spirit	February 2019	SMX	2009	13,000	11,703
m/v Bulk Xaymaca (1)	August 2018	PMX	2006	14,010	13,083
m/v Bulk Concord	February 2022	PMX	2009	19,900	19,395
m/v Bulk Promise	July 2021	PMX	2013	18,633	17,619
m/v Nordic Nuluujaak	May 2021	Post Panamax 1A	2021	38,424	37,519
m/v Nordic Qinngua	June 2021	Post Panamax 1A	2021	38,471	37,428
m/v Nordic Sanngijuq	September 2021	Post Panamax 1A	2021	37,920	37,000
m/v Nordic Siku	November 2021	Post Panamax 1A	2021	37,935	37,393
Miss Nora G. Pearl	November 2017	Deck Barge	1979	3,833	2,268
Total				$607,492	$517,786

(1) Formerly known as m/v Bulk PODS.
(2) Vessel was sold on March 3, 2023

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” which clarified that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition due to reference rate reform. In December 2022, the FASB issued ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848," which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief under Topic 848. The Company is currently evaluating the impact that adopting this new accounting standard will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. For most financial assets, such as trade and other receivables, loans and other instruments, this standard changes the current incurred loss model to a forward-looking expected credit loss model, which generally will result in the earlier recognition of allowances for losses. The new standard is effective for the Company at the beginning of 2023. Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently assessing the new guidance and its impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of 2023. The adoption of ASU 2016-13 is currently not expected to have a material impact on the Company's consolidated financial statements.

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

Business Overview

The dry bulk sector of the transportation and logistics industry is cyclical and can be volatile due to changes in supply of vessels and demand for transportation of dry bulk commodities. After reaching levels not seen in over a decade in 2021, the dry bulk freight market remained strong in historical terms in the first half of 2022 before slowing down in the second half of the year due to decreased freight demand. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 1,832 for 2022, compared to an average of 2,956 for 2021, down approximately 38%. More specifically, and reflecting the composition of the Company's fleet, the average published market rates for Supramax and Panamax vessels decreased approximately 20% from an average of $25,146 in 2021 to $20,012 in 2022. We have historically experienced fluctuations in our results of operations on a quarterly and annual basis due to the volatility of the dry bulk sector. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including cargo demand for vessels, supply of vessels, competition, and seasonality.

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

TCE Performance

For the year ended December 31, 2022, the Company's TCE rates were down only 2% to $24,434 from $25,056 for the year ended December 31, 2021, while the overall dry bulk market rates declined by approximately 20% for the year ended December 31, 2022. The Company's achieved TCE rate for the year ended December 31, 2022 outperformed the average of the Baltic Panamax and Supramax market indexes and exceeded the average market rates by approximately 22% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet and its cargo-focused strategy.

2022 Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was $79.5 million for twelve months ended December 31, 2022 as compared to $67.2 million for the same period of 2021.
•Diluted net income per share was $1.76 for twelve months ended December 31, 2022, as compared to $1.50 for the same period of 2021.
•Time Charter Equivalent ("TCE") rates earned by Pangaea was $24,434 per day for twelve months ended December 31, 2022 and $25,056 per day for the same period of 2021.
•Adjusted EBITDA was $140.9 million for twelve months ended December 31, 2022, as compared to $105.1 million for the same period of 2021.
•At the end of the year, Pangaea had $128.4 million in cash, and cash equivalents.

Results of Operations

Fiscal Year Ended December 31, 2022 Compared to Fiscal Year Ended December 31, 2021

Revenues

Pangaea’s revenues are derived predominantly from voyage charters and time charters. Total revenue for the fiscal year ended December 31, 2022, was $699.7 million compared to $718.1 million, for the same period in 2021, a 3% decrease. The number of shipping days decreased 11% to 17,715 in the fiscal year ended December 31, 2022, from 19,895 for the same period in 2021. The revenue decrease was due to a 2% decrease in the average TCE rate, which was $24,434 per day for the twelve months ended December 31, 2022, compared to $25,056 per day for the same period in 2021.

Components of revenue are as follows:

Voyage revenues increased by 4% for the fiscal year ended December 31, 2022 to $640.0 million from $614.5 million for the same period in 2021. The increase in voyage revenues was primarily due to higher average TCE rates earned throughout the first half of 2022 and partially offset by declined market rates in the second half of the 2022. The number of voyage days decreased 4% to 15,237 for the twelve months ended December 31, 2022 from 15,932 for the same period in 2021.

Charter revenues decreased to $59.7 million from $103.6 million, or 42%, for the year ended December 31, 2022 compared to the same period in 2021. The decrease in charter revenues was due to a decrease in time charter days as well as a decrease in charter hire rates evidenced by the decrease in index rates for Panamax and Supramax vessels of approximately 20% compared to the same period of 2021. The time charter days were down 37% to 2,478 in the twelve months ended December 31, 2022 from 3,963 in the twelve months ended December 31, 2021. The time charter revenue per day was $24,078 for the twelve months ended December 31, 2022 compared to $26,147 for the same period of 2021. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charter arrangements.

Voyage Expenses

Voyage expenses for the fiscal year ended December 31, 2022 were $262.1 million compared to $219.6 million for the year ended 2021, an increase of approximately 19%. The increase is primarily due to an increase in bunker consumption expense of $48.5 million driven by an increase in bunker fuel prices, partially offset by a decrease in port charges and canal tolls of $3.6 million. Total costs of bunkers consumed increased by 42% for the twelve months ended December 31, 2022 compared to the same period in 2021. The port charges and canal tolls decreased primarily due to a decrease in voyage days of 4% to 15,237 days in the twelve months ended December 31, 2022 from 15,932 days for the same period in 2021.

 Charter Hire Expenses

The Company charters in vessels, typically on short term basis, from other shipowners to supplement its owned fleet. Charter hire expenses paid to third party shipowners were $222.3 million for the year ended December 31, 2022, compared to $335.0 million for the year ended December 31, 2021, a 34% decrease. The decrease in charter hire expenses was primarily due to a decrease in market rates to charter-in vessels and a decrease in the number of chartered-in days from 12,859 days in the twelve months ended December 31, 2021 to 8,971 days for the twelve months ended December 31, 2022. The average published market rates for Supramax and Panamax vessels decreased approximately 20% from an average of $25,146 in 2021 to $20,012 in the same period of 2022. The Company benefited for the full year in 2022 from the acquisition of vessels over 2021 and 2022. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the year ended December 31, 2022 were $56.9 million, compared to $42.7 million for the same period in 2021, an increase of approximately 33%. The increase in vessel operating expenses was primarily due to an increase in owned days resulting from the acquisition of vessels over the period. The ownership days for the twelve months ended December 31, 2022 and 2021 were 8,962 and 7,382, respectively. Excluding technical management fees, vessel operating expenses on a per day basis were $5,805 for the twelve months ended December 31, 2022 and $5,260 for the same period in 2021. Technical management fees were approximately $4.8 million and $3.9 million for the twelve months ended December 31, 2022 and 2021, respectively. The increase in vessel operating expenses was also attributable an increase in crew expenses due to an increase in crewing costs, crew changes and expenses related to COVID-19 and the war in Ukraine. The Company also continues to face general inflationary pressures particularly impacting the cost of lubes, stores and spares.

General and Administrative Expenses

General and administrative expenses increased from $19.0 million for the year ended December 31, 2021 to $20.1 million for the year ended December 31, 2022. The increase was primarily due to an increase in employee incentive compensation.

Depreciation and Amortization

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels ranging between 25 years to 30 year from the date of initial delivery from the shipyard to the original owner. We estimate the scrap rate to be $300/lwt to compute each vessel's residual value.

Depreciation and amortization expense increased $6.5 million or 28%. The increase was primarily due to the 21% increase in ownership days to 8,962 days in 2022 from 7,382 days in 2021. The increase in ownership days is due to the acquisition of vessels, as noted above, which was part of a fleet renewal plan. The increase in depreciation and amortization expense was due to an increase in drydocking amortization. Five drydockings were completed in 2021 and four drydockings were completed in 2022.

Loss on sale of vessels

The Company recorded a loss of $0.3 million on the sale of the m/v Bulk Pangaea in the year ended December 31, 2022. No loss on sales of vessels were recorded in the year ended December 31, 2021.

Impairment of vessels

During the twelve months ended December 31, 2022, the Company recorded $3.0 million of impairment of vessel assets. On April 20, 2022 the Company entered into an agreement to sell the Bulk Pangaea for $8.8 million, the sale was finalized and the vessel delivered to its new owner on June 23, 2022. A loss on impairment of $3.0 million was recorded in the first quarter of 2022 as the carrying value of the assets exceeded the fair value. No loss on impairment of vessels were recorded in the year ended December 31, 2021.

Unrealized (Loss) Gain on Derivative Instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts with forward freight agreements or bunker swaps. The usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The Company recorded an unrealized gain on derivative instruments of $0.7 million and $3.9 million in the year ended December 31, 2022 and 2021, respectively. Refer to Note 7 Margin Account, Derivative and Fair Value Measures to the consolidated financial statements for further information.

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

At December 31, 2022 and 2021, the Company had working capital of $130.3 million and $72.2 million, respectively. The increase in working capital was primarily driven by an increase in cash and cash equivalents generated from operating activities during the year and timing of the accounts receivable and advance charter hire.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $134.8 million in 2022, and $61.7 million in 2021; its excess of cash and cash restricted by facility agents over the current portion of secured long-term debt and finance lease obligations, and its focus on contract employment (COAs). In addition, the Company has demonstrated its ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments and react to volatile market rates. The Company believes that future operating cash flows together with cash on hand, availability of borrowings, and contributions from non-controlling interests will be sufficient to meet our future operating and capital expenditure cash requirements for the next 12 months and the foreseeable future. For more information on the results of operations, see Part II. ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

The table below summarizes our primary sources and uses of cash for the fiscal years ended December 31, 2022 and 2021. We have derived these summarized statements of cash flows from the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

(in millions)	2022	2021
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$127.1	$94.1
Changes in operating assets and liabilities, net	7.7	(32.4)
Operating activities	134.8	61.7
Investing activities	(28.5)	(197.8)
Financing activities	(34.1)	143.9
Net change	$72.2	$7.8

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2022 was $134.8 million, compared to net cash provided by operating activities of $61.7 million during the year ended December 31, 2021. The cash flows from operating activities increased compared to the same period in the prior year primarily due to the increase in income from operations, and timing of customer receipts and supplier payments.

Investing Activities

Net cash used in investing activities during the twelve months ended December 31, 2022 was $28.5 million compared to net cash used in investing activities of was $197.8 million for the same period in 2021. The Company purchased two vessels for $35.7 million in 2022. This use of cash was partially offset by the proceeds from the sale of one vessel for $8.4 million. Net cash used in investing activities of $197.8 million in 2021 primarily consists of $196.6 million for vessel acquisitions and investments in non-consolidated subsidiaries for $1.1 million.

Financing Activities

Net cash used in financing activities in 2022 was $34.1 million compared to net cash provided by financing activities of $143.9 million for the same period of 2021. During the twelve months ended December 31, 2022, the Company received $8.5 million in proceeds from long-term debt and $15.0 million in finance leases. The Company repaid $15.4 million of long term debt, $15.8 million of finance leases and $5.0 million of other long term liabilities. The Company also paid $13.4 million of common stock cash dividends and $5.0 million cash dividends to non-controlling interests.

Net cash provided by financing activities was $143.9 million for 2021. During the twelve months ended December 31, 2021, the Company received $79.2 million in proceeds from long-term debt, $141.17 million in proceeds from finance leases and $9.2 million in proceeds from non-controlling interest recorded as a long-term liability. The Company repaid $62.0 million of long term debt, $9.9 million of finance leases and $2.5 million of other long term liabilities. The Company also paid $5.5 million of common stock cash dividends and $3.3 million cash dividends to non-controlling interests.

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, and to capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned or partially owned and controlled fleet at December 31, 2022 includes: nine Panamax drybulk carriers (six of which are Ice-Class 1A); nine Supramax drybulk carriers, two Ultramax Ice-Class IC, one Ultramax and four Post Panamax Ice Class 1A drybulk vessels.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. This includes installation of BWTS required under new regulations, the cost of which will be $0.5 million to $0.7 million per vessel. The Company has some flexibility regarding the timing of drydocking, but the total cost is unpredictable. The Company expects to perform two special surveys in 2023 at an aggregate total cost of approximately $2.7 million. The Company expects to perform five intermediate surveys in 2023 at an aggregate total cost of approximately $0.4 million. The Company estimates that offhire related to the surveys and related repair work is ten to twenty days per vessel, depending on the size and condition of the vessel. Funding of these requirements is anticipated to be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period.

Borrowing Activities

Long-term debt consists of the following:

	December 31, 2022	December 31, 2021	Interest Rate (%) (1)	Maturity Date

Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	14,395,409	16,224,189	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3) (4)	44,600,000	49,400,000	3.38%	June 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (5)
–Bulk Nordic Six Ltd. - Tranche A (2)	10,099,993	11,166,661	4.39%	May 2024
–Bulk Nordic Six Ltd. - Tranche B	2,070,000	2,330,000	6.03%	May 2024
–Bulk Pride - Tranche C (2)	3,000,000	4,100,000	5.39%	May 2024
–Bulk Independence - Tranche E (2)	10,500,000	11,500,000	3.54%	May 2024
Bulk Freedom Loan Agreement	—	2,600,000		June 2022
Bulk Valor Corp. Loan and Security Agreement (2)	11,424,507	12,718,279	3.29%	June 2028
Bulk Promise Corp.	11,069,630	12,453,926	5.45%	October 2027
Bulk Sachuest (2)	$8,500,000	$—	6.19%	October 2029
109 Long Wharf Commercial Term Loan	374,466	484,066	6.39%	April 2026
Total	$116,034,005	$122,977,121
Less: unamortized bank fees (6)	(1,431,736)	(1,697,209)
	$114,602,269	$121,279,912
Less: current portion	(15,782,530)	(15,443,115)
Secured long-term debt, net	$98,819,739	$105,836,797

(1)As of December 31, 2022.
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
(6)A portion of unamortized debt issuance costs were reclassified as a reduction of the finance leases liabilities. Refer to Note 12 "Commitments and Contingencies" for additional information.

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

The loan is secured by a first preferred mortgage on the m/v Nordic Odyssey and m/v Nordic Orion, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of December 31, 2022 and 2021 the Company was in compliance with its financial covenants.

Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., and Bulk Nordic Oasis (MI) Corp. Facility Agreement dated April 26, 2021

On April 26, 2021, NBHC entered into a new Senior Secured Term Loan Facility with two new lenders. The agreement advanced $53.0 million in respect of the m/v Nordic Oshima, m/v Nordic Olympic, m/v Nordic Odin and m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly principal installments of $1,200,000 beginning on June 15, 2021 and a balloon payment of $24,200,000 due in March 2027. Interest on this advance is fixed at 3.38% effective May 5, 2021. The Loan is secured by a first lien on m/v Nordic Bulk Oshima, m/v Nordic Bulk Odin, m/v Nordic Bulk Olympic and m/v Nordic Bulk Oasis. The Company used a portion of the proceeds of the loan to repay the outstanding balance of $51.5 million for the Nordic Oshima, Nordic Odin, Nordic Olympic and Nordic Oasis loan facilities which was set to mature on October 1, 2021. As of December 31, 2022 and 2021 the Company was in compliance with its financial covenants.

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

The agreement also advanced $3,500,000 under Tranche B, which is payable in 28 equal quarterly installments of $65,000 beginning on September 27, 2017, and a balloon payment of $1,745,000 due with the final installment in May 2024. Interest on this advance is floating at LIBOR plus 1.70% (3.63% at December 31, 2022) through March 2021, and thereafter at LIBOR plus 2.4%. The loan was repaid in full on January 10, 2023.

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

The loan is secured by first preferred mortgages on the m/v Bulk Endurance, the m/v Bulk Pride and the m/v Bulk Independence, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2022 and 2021, the Company was in compliance with these covenants.

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due on June 14, 2022 with the final installment. The loan was repaid in full on June 13, 2022.

109 Long Wharf Commercial Term Loan
Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00% (6.39% at December 31, 2022). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. The loan was repaid in full on January 25, 2023. At December 31, 2022 and 2021, the Company was in compliance with these covenants.

The Bulk Valor Corp. Loan Agreement -- Dated June 17, 2021

The agreement advanced $13,350,000 in respect of the m/v Bulk Valor on June 17, 2021. The agreement requires repayment of the loan in 28 quarterly installments commencing on September 17, 2021. A balloon payment is due on June 17, 2028. Interest on this advance is fixed at 3.29%. The loan is secured by a first preferred mortgage on the m/v

Bulk Valor, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. As of December 31, 2022 and 2021 the Company was in compliance with its financial covenants.

The Bulk Promise Corp. Loan Agreement -- Dated July 12, 2021

The agreement advanced $12,800,000 in respect of the m/v Bulk Promise on July 7, 2021. The agreement requires repayment of the loan in 24 quarterly installments of $346,074 commencing on October 15, 2021. A balloon payment of $4,494,224 is due on October 15, 2027. Interest on this advance was fixed at 5.45% on July 15, 2022 through maturity. The loan is secured by a first preferred mortgage on the m/v Bulk Promise, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. As of December 31, 2022 and 2021 the Company was in compliance with its financial covenants.

The Bulk Sachuest Corp. Loan Agreement -- Dated October 13, 2022

The agreement advanced $8,500,000 in respect of the m/v Bulk Sachuest on October 13, 2022. The agreement requires repayment of the loan in 27 quarterly installments commencing on January 13, 2023. A balloon payment is due on October 13, 2029. Interest on this advance is fixed at 6.19%. The loan is secured by a first preferred mortgage on the
m/v Bulk Sachuest, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. As of December 31, 2022 the Company was in compliance with its financial covenants.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,

2023	$15,782,530
2024	30,751,725
2025	10,476,019
2026	10,638,024
2027	39,955,014
Thereafter	8,430,693
$116,034,005
Related Party Transactions

Amounts and notes payable to related parties consist of the following:

	December 31, 2021	Activity	December 31, 2022
Included in accounts payable and accrued expenses on the consolidated balance sheets:
Trade payables due to Seamar (i)	$2,847,910	$(1,204,104)	$1,643,806
Commissions payable (trade payables) (ii)	38,896	(38,896)	—

Included in current related party notes payable on the consolidated balance sheets:
Interest payable – 2011 Founders Note	242,852	(242,852)	—
Total current related party notes payable	$242,852	$(242,852)	$—

i.Seamar Management S.A. ("Seamar") is a joint venture of which the Company owns 51% at December 31, 2022 and 2021.
ii.Phoenix Bulk Carriers (Brasil) Intermediacoes Maritimas Ltda. - a wholly-owned Company of a member of the Board of Directors

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operation of some of the Company’s owned vessels. During the years ended December 31, 2022 and 2021, the Company incurred technical management fees of $3,280,920 and $2,847,120 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at December 31, 2022 and 2021, (including amounts due for vessel operating expenses), were $1,643,806 and $2,847,910, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2022 or 2021.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in May 2013.

Based on the results of this assessment, management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm on Internal Control over Financial Reporting

The Company’s internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Mark L. Filanowski	68	Chief Executive Officer and Director
Gianni Del Signore	40	Chief Financial Officer
Carl Claus Boggild	66	Lead Independent Director
Anthony Laura	70	Director
Richard T. du Moulin	76	Chairman of the Board, Director
Eric S. Rosenfeld	65	Director
David D. Sgro	46	Director
Karen H. Beachy	51	Director

Class I Directors with Terms Expiring in 2024

Eric S. Rosenfeld. Mr. Rosenfeld serves as a director of the Company. Eric Rosenfeld, 65, of New York, New York, U.S.A., has been the President and Chief Executive Officer of Crescendo Partners, L.P., a New York based investment firm, since its formation in November 1998. Prior to forming Crescendo Partners, he held the position of Managing Director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. for 14 years. Mr. Rosenfeld currently serves as lead independent director for Primo Water Corp, a water delivery and filtration company. He is also on the board at Aecon Group, Inc., a construction company, and Algoma Steel, Inc., a fully integrated producer of hot and cold rolled steel products. Mr. Rosenfeld has also served as Chairman and CEO for Arpeggio Acquisition Corporation, Rhapsody Acquisition Corporation, Trio Merger Corp, Quartet Merger Corp and Harmony Merger Corp., all blank check corporations that later merged with Hill International, Primoris Services Corporation, SAExploration Holdings, Pangaea Logistics Solutions Ltd and NextDecade Corporation respectively. Mr. Rosenfeld has also served as the Chief SPAC Officer of Legato Merger Corp and Legato Merger Corp II., blank check corporations that later merged with Algoma Steel, Inc. and Southland Holdings, respectively. Mr. Rosenfeld is also currently the CEO of Allegro Merger Corp, a non-listed shell company. He was also a director of CPI Aero (Chairman Emeritus), a company engaged in the contract production of structural aircraft parts, Canaccord Genuity Group, a full-service financial services company, NextDecade Corporation, a development stage company building natural gas liquefaction plants, Absolute Software Corp., a leader in firmware-embedded endpoint security and management for computers and ultraportable devices, AD OPT Technologies, an airline crew planning service, Sierra Systems Group Inc., an information technology, management consulting and systems integration firm, Emergis Inc., an electronic commerce company, Hill International, a construction management firm, Matrikon Inc. a company that provides industrial intelligence solutions, DALSA Corp., a digital imaging and semiconductor firm, HIP Interactive, a video game company, GEAC Computer, a software company, Computer Horizons Corp. (Chairman), an IT services company, Pivotal Corp, a cloud software firm, Call-Net Enterprises, a telecommunication firm Primoris Services Corporation, a specialty construction company, and SAExploration Holdings, a seismic exploration company.

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

Class II Directors with Terms Expiring in 2025

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

Class III Directors with Terms Expiring in 2023

Richard T. du Moulin. Mr. du Moulin is currently the President of Intrepid Shipping LLC, a position he has held since he founded Intrepid in 2002. From 1974, he spent 15 years with OMI Corporation, where he served as Executive Vice President, Chief Operating Officer, and as a member of the company's Board of Directors. From 1998 to 2002, Mr. du Moulin served as Chairman and Chief Executive Officer of Marine Transport Corporation. From 1989 to 1998, Mr. du Moulin served as Chairman and CEO of Marine Transport Lines. Mr. du Moulin is a member of the Board Trustees of the Seamen's Church Institute of New York and New Jersey. He currently serves as a Director of Teekay Tankers and an advisor to Hudson Structured Capital Management. Mr. du Moulin served as Chairman of Intertanko, the leading trade organization for the tanker industry, from 1996 to 1999. Mr. du Moulin served in the US Navy and is a recipient of the US Coast Guard's Distinguished Service Medal. He received a BA from Dartmouth College and an MBA from Harvard University. Mr. du Moulin’s qualifications to sit on our board include his operational experience and deep knowledge of the shipping industry.

Karen H. Beachy. Ms. Beachy serves as a director of Oceaneering International (NYSE: OII), a global provider of engineered services and products for the offshore energy, defense, aerospace, and entertainment industries. Ms. Beachy founded her strategic consulting firm, Think B3 Consulting, in January 2021 and joined The Alliance Risk Group in January 2022. The Alliance Risk Group is comprised of senior, experienced energy professionals that help energy leaders develop and enhance their integrated risk management and smart, clean resilient grid solutions. Prior to starting her consulting firm, Ms. Beachy served as the Senior Vice President of Growth and Strategy at Black Hills Corporation, an investor-owned electric and gas utility in the Midwest, where she was responsible for corporate planning, business development, process improvement, enterprise data and analytics, natural gas retail marketing, products and services, energy innovation and asset optimization. Ms. Beachy began her tenure at Black Hills in Rapid City, South Dakota in 2014 as the Director of Supply Chain and was promoted to Vice President of Supply Chain in 2016. She was responsible for sourcing, procurement, fleet, and materials management. Ms. Beachy worked at Vectren (now CenterPoint Energy) Corporation, an electric and gas utility in Indiana and Ohio, from

2010 to 2014 where Ms. Beachy led the gas operations division in Ohio and worked in supply chain. From 1995 to 2008, Ms. Beachy worked at Louisville Gas and Electric/Kentucky Utilities, an electric and gas utility in Kentucky and Western Virginia, where she held several positions in corporate development, products and services, electric operations, and supplier diversity. In 2007, Ms. Beachy completed an expatriate assignment in Germany with E.ON, a European electric utility, where she served as a project manager in the global liquified natural gas procurement group. Throughout her career, Ms. Beachy has served on several non-profit Boards with a focus on supporting and growing young people and entrepreneurs in the communities where she lived and worked. Ms. Beachy holds a bachelor’s degree in political science and a master’s degree in management from Purdue University.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors and executive officers file initial reports of ownership and reports of changes in ownership with the SEC. Directors and executive officers are required to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us and written representations from our directors and executive officers, all Section 16(a) filing requirements were met for the fiscal year ended December 31, 2022, except for one Form 3 filed by Mr. Petersen on December 14, 2022, which was delinquent Regarding the initial disclosure of his ownership of the company's securities, and one Form 4 filed by Mr. Filanowski on January 30, 2023 which was delinquent with respect to two transfer transactions.

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

Corporate Governance

Audit Committee

The Company’s Audit Committee is comprised of David Sgro, Anthony Laura and Karen Beachy, each of whom qualifies as independent under the applicable Nasdaq listing requirements and SEC rules.

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

Nominating and Corporate Governance Committee

The Company’s Nominating and Governance Committee is comprised of Richard du Moulin, Eric Rosenfeld, Carl Claus Boggild and Karen Beachy, each of whom qualifies as independent under the applicable Nasdaq listing requirements and SEC rules.

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

Compensation Committee

The Company’s Compensation Committee is comprised of independent directors Richard du Moulin, Eric Rosenfeld, David Sgro and Karen Beachy. The Compensation Committee reviews and approves compensation paid to the Company’s officers and directors and administers the Company’s incentive compensation plans, including authority to make and modify awards under such plans. The Compensation Committee Charter is available on the Company’s website at www.pangaeals.com.

Compensation Committee Interlocks and Insider Participations

As of December 31, 2022, none of the members of our compensation committee will be, or will have at any time during the past year been, one of our officers or employees. None of our executive officers currently serves or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

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

Summary Compensation Table of the Company’s Named Executive Officers

Smaller reporting companies meet the Regulation S-K Item 402 disclosure requirements by providing the shorter disclosures required under the Securities Act of 1934, specifically, the total compensation of the Company’s named executive officer’s which consists of (i) the Company’s Chief Executive Officer, (ii) each of the Company’s next two most highly compensated executive officers, other than its Chief Executive Officer, who served as an executive officer at December 31, 2022 and whose total compensation exceeded $100,000, and (iii) two individuals for whom disclosure would have been required but who were not serving as executive officers of the Company at December 31, 2022. The following table sets forth the total compensation for the fiscal years ended December 31, 2022 and 2021:

Name and Principal Position	Year	Salary and Compensation	Cash Bonus	All Other Compensation(1)	Total
Edward Coll (2)	2022	$—	$—	$—	$—
Former Chief Executive Officer	2021	$250,000	$940,000	$6,124	$1,196,124

Mark L. Filanowski (3)	2022	$250,000	$1,350,000	$207,196	$1,807,196
Chief Executive Officer	2021	$200,000	$775,000	$45,080	$1,020,080
(Principal Executive Officer)

Gianni Del Signore	2022	$200,000	$450,000	$201,853	$851,853
Chief Financial Officer	2021	$200,000	$350,000	$31,304	$581,304
(Principal Financial Officer)

Mads Rosenberg Boye Petersen (4)	2022	$223,770	$600,000	$116,833	$940,603
Chief Operating Officer

(1)All other compensation includes employer matching contribution to the 401(k) plan and vesting of restricted share grants.
(2)Edward Coll, longtime Chief Executive Officer, died on December 14, 2021.
(3)On December 14, 2021, the Board of Directors appointed Mark Filanowski as Chief Executive Officer.
(4)On February 22, 2022, Mads Rosenberg Boye Petersen was appointed as Chief Operating Officer, effective on April 1, 2022. The information in above table represents the period from January 1, 2022 to December 31, 2022.

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

Except as set forth above, the Company’s named executive officers generally participate in the same programs as its other employees.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2022, the Company’s named executive officers held the following outstanding equity or equity-based awards, all of which are earned:

	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Mark Filanowski	01/02/22	35,000	$134,750
Chief Executive Officer	12/28/20	50,000	$132,500
	12/31/19	33,334	$98,335
	01/02/19	30,000	$84,300
	03/15/18	5,275	$16,353
		153,609	331,488

Gianni Del Signore	01/02/22	30,000	$115,500
Chief Financial Officer	12/28/20	55,000	$145,750
	12/31/19	36,667	$108,168
	01/02/19	33,334	$93,669
	03/15/18	3,167	$9,818
		158,168	$472,904

Mads Rosenberg Boye Petersen	01/02/22	30,000	$115,500
Chief Operating Officer	12/15/20	30,000	$78,000
	12/15/19	20,000	$59,000
	01/02/19	13,334	$37,469
	01/02/18	4,234	$14,269
		97,568	$304,237

Retirement Benefits, Termination, Severance and Change in Control Payments

As of December 31, 2022, none of the Company’s officers, including its named executive officers, have any retirement benefits (other than their right to participate in the Company’s 401(k) retirement plan, as described above) or have any rights to severance payments.

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

Our director compensation policy provides that each director elected or appointed to the Board is granted a RSU award with a grant-date fair value of approximately $100,000 calculated in accordance with ASC 718. Refer to Note 14, "Stock Incentive Plans and Non-Controlling Interest", to our financial statements contained herein.

The following table sets forth compensation paid to or earned by our non-employee directors during 2022:

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	Total
Richard DuMoulin	$97,500	$100,000	$197,500
Eric Rosenfeld	$101,250	$100,000	$201,250
David Sgro	$97,500	$100,000	$197,500
Anthony Laura	$82,500	$100,000	$182,500
Claus Boggild	$82,500	$100,000	$182,500
Karen H Beachy (3)	$67,500	$75,000	$142,500

(1)Information for Messrs. Filanowski, who served as a member of our board of directors in 2022, are not included in this table because he did not receive additional compensation for his services rendered as a member of our board of directors.
(2)Represents the grant-date fair value calculated in accordance with ASC 718. Refer to Note 13, "Stock Incentive Plans and Non-Controlling Interest" for additional information.
(3)Karen Beachy was appointed to serve as a director on the Company's board effective March 28, 2022.

We also reimburse our directors for reasonable and necessary out-of-pocket expenses incurred in attending Board and committee meetings or performing other services for us in their capacities as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	—	—	1,930,227
Total	—	—	1,930,227

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

On August 5, 2022, the Company's shareholders approved an amendment and restatement of the 2014 Plan that was adopted by the Board on May 6, 2022. The PANGAEA LOGISTICS SOLUTIONS LTD. 2014 SHARE INCENTIVE PLAN (as amended and restated by the Board of Directors on May 6, 2022), (the "Amended Plan"), increased the aggregate number of common shares with respect to which awards may be granted under the Amended Plan, such that the total number of shares made available for grant is 6,200,000. There are 1,930,227 shares available for future issuance under the equity compensation plans as of December 31, 2022.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2023 by:

•each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•each of our officers and directors; and
•all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Beneficial Ownership (2)
Directors and Executive Officers:
Lagoa Investments (3) c/o Phoenix Bulk Carriers (US) LLC 109 Long Wharf Newport, RI 02840	8,328,092	17.92%
Gianni DelSignore* 109 Long Wharf Newport, RI 02840	333,368	0.72%
Richard T. du Moulin* 52 Elm Avenue Larchmont, NY 10538	228,940	0.49%
Mark L. Filanowski (4) * 109 Long Wharf Newport, RI 02840	405,683	0.87%
Mads Rosenberg Boye Petersen * 109 Long Wharf Newport, RI 02840	583,676	1.26%
Eric S. Rosenfeld (5) 777 Third Ave, 37th Floor New York, NY 10017	941,072	2.02%
David D. Sgro* (6) 777 Third Ave, 37th Floor New York, NY 10017	377,149	0.81%
Karen H. Beachy 4579 Thorpe Ct Sparks, NV 89436	30,492	0.07%

All Directors and Officers as a Group	11,228,472	24.16%

Five Percent Holders:
Lagoa Investments	8,328,092	17.92%
VR Global Partners, L.P.	2,642,761	5.69%
Wellington Group Holdings LLP	2,979,457	6.41%
Edward Coll and Julia Coll Irrevocable Trust for the benefit of Andrew Coll (7)	2,362,620	5.08%
Edward Coll and Julia Coll Irrevocable Trust for the benefit of James Coll	2,347,620	5.05%
Edward Coll and Julia Coll Irrevocable Trust for the benefit of Aidan Coll	2,347,620	5.05%

 *Less than 1%.

(1)Unless otherwise indicated, the business address of each of the individuals is c/o Phoenix Bulk Carriers (US) LLC, 109 Long Wharf, Newport, Rhode Island 02840.

(2)The beneficial ownership of the common shares by the shareholders set forth in the table is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any common shares as to which the shareholder has sole or shared voting power or investment power and also any common shares that the shareholder has the right to acquire within 60 days. The percentage of beneficial ownership is calculated based on 46,475,790 outstanding common shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.

(3)Shares owned by Lagoa Investments. Mr. Boggild is the Managing Director of Lagoa Investments and solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Boggild may be deemed to be the beneficial owner of the shares held by Lagoa Investments.

(4)Shares owned by Mark Filanowski include 56,507 common shares held by his family members.

(5)Shares owned by Eric Rosenfeld includes 355,556 shares owned by Crescendo Partners III, L.P. Mr. Rosenfeld is the Managing Member of Crescendo Investments III, LLC which is the General Partner of Crescendo Partners III, L.P. Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Rosenfeld may be deemed to be the beneficial owner of the shares held by Crescendo Partners III, L.P.

(6)Shares owned by David Sgro includes 66,667 shares owned by Jamarant Capital L.P. of which Mr. Sgro is the Managing Member. Accordingly, solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Sgro may be deemed to be the beneficial owner of the shares held by Jamarant Capital L.P.

(7)Shares owned by the Trust includes 15,000 restricted shares issued pursuant to the Pangaea Logistics Solutions Ltd. 2014 Share Incentive Plan (as amended and restated by the Board of Directors on May 6, 2022).

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

Director Independence

We have determined that Richard du Moulin, Eric Rosenfeld, David Sgro, Anthony Laura, Carl Claus Boggild and Karen Beachy are “independent directors” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Grant Thornton LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Grant Thornton LLP for services rendered.

Audit Fees

Audit fees consist of the fees and expenses for professional services rendered in connection with the audit of the Company’s consolidated financial statements, reviews of the consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-Q and fees for services related to the Company’s registration statements, consents, and assistance with and review of documents filed with the SEC. During the years ended December 31, 2022 and 2021, the Company incurred an aggregate of $899,411 and $804,648 in audit fees, respectively.

Audit-related fees

During each of the years ended December 31, 2022 and 2021, the Company incurred audit-related fees of $62,500 and $52,000, respectively, consisting of the fees and expenses for the audit of Nordic Bulk Holding Company Ltd., a subsidiary of the Company.

Tax Fees

During the year ended December 31, 2022, the Company incurred tax related fees of $40,000. During the year ended December 31, 2021, our independent registered public accounting firm did not render any tax services to us.

All Other Fees

During the years ended December 31, 2022 and 2021, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Pangaea Logistics Solutions Ltd. (a Bermuda corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2023 expressed an unqualified opinion.

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

Vessel Impairment Analysis

As described further in Note 3 to the financial statements, the Company identified a triggering event which required management to evaluate each vessel asset group for impairment. As a result, an impairment analysis was performed for each vessel asset group to determine whether the estimated undiscounted future cash flows exceed the vessel asset group’s carrying amount. We identified the Company’s vessel impairment analysis as a critical audit matter.

The principal consideration for our determination that the Company’s vessel impairment analysis is a critical audit matter is that the impairment analysis for each vessel asset group requires management to make significant estimates and assumptions related to forecasts of future cash flows, including but not limited to revenue growth rates, projected expenses, drydocking costs and estimated vessel salvage values. Evaluating the reasonableness of these estimates and projections require significant auditor judgment.

Our audit procedures related to the Company's vessel impairment analysis included the following, among others.

•We tested the design and operating effectiveness of internal controls over the Company's vessel impairment analysis.

•We evaluated the reasonableness of the revenue growth rates and projected expenses, including drydocking costs, used in management's undiscounted cash flow analysis for each vessel asset group for consistency with historical data and changes in the business.

•We agreed the inputs included in management's estimated salvage value calculation to third-party sources.

•We performed sensitivity analyses on the projected revenue, expenses, and useful lives used in the impairment analysis to evaluate the impact on the conclusions reached.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2013.

Boston, Massachusetts
March 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Pangaea Logistic Solutions Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Pangaea Logistics Solutions Ltd. (a Bermuda corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 15, 2023 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts
March 15, 2023

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$128,384,606	$56,208,902
Accounts receivable (net of allowance of $4,367,848 and $1,990,459 at December 31, 2022 and 2021, respectively)	36,755,149	54,259,265
Bunker inventory	29,104,436	27,147,760
Advance hire, prepaid expenses and other current assets	28,266,831	46,347,687
Total current assets	222,511,022	183,963,614
Fixed assets, net	476,524,752	471,912,810
Advances for vessel purchases	—	1,990,000
Finance lease right of use assets, net	43,921,569	45,195,759
Other Non-current Assets	5,284,127	3,961,823
Total assets	$748,241,470	$707,024,006

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$38,554,131	$49,154,439
Related party notes payable	—	242,852
Deferred revenue	20,883,958	32,205,312
Current portion of long-term debt	15,782,530	15,443,115
Current portion of finance lease liabilities	16,365,075	14,479,803
Dividends payable	626,178	213,765
Total current liabilities	92,211,872	111,739,286

Secured long-term debt, net	98,819,739	105,836,797
Finance lease liabilities	168,513,939	170,959,553
Long-term liabilities - other - Note 11	19,974,390	17,806,976

Commitments and contingencies - Note 12

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 45,898,395 and 45,617,840 shares issued and outstanding at December 31, 2022 and 2021, respectively	4,590	4,562
Additional paid-in capital	162,894,080	161,534,280
Retained Earnings	151,327,392	85,663,375
Total Pangaea Logistics Solutions Ltd. equity	314,226,062	247,202,217
Non-controlling interests	54,495,468	53,479,177
Total stockholders' equity	368,721,530	300,681,394
Total liabilities and stockholders' equity	$748,241,470	$707,024,006

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Income

	Years ended December 31,
	2022	2021
Revenues:
Voyage revenue	$640,033,668	$614,482,101
Charter revenue	59,673,238	103,622,287
Total revenue	699,706,906	718,104,388

Operating expenses:
Voyage expense	262,088,555	219,623,127
Charter hire expense	222,332,197	334,952,823
Vessel operating expenses	56,859,340	42,715,496
General and administrative	20,103,346	18,966,488
Depreciation and amortization	29,489,810	22,974,249
Loss on impairment of vessels	3,007,809	—
Loss on sale of vessels	318,032	—
Total operating expenses	594,199,089	639,232,183

Income from operations	105,507,817	78,872,205

Other (expense) income:
Interest expense, net	(14,772,164)	(10,329,397)
Income attributable to Non-controlling interest recorded as long-term liability interest expense	(6,717,414)	(1,184,741)
Unrealized gain on derivative instruments	682,323	3,886,201
Other income	807,142	1,129,436
Total other expense, net	(20,000,113)	(6,498,501)

Net income	85,507,704	72,373,704
Income attributable to noncontrolling interests	(6,016,291)	(5,146,871)
Net income attributable to Pangaea Logistics Solutions Ltd.	$79,491,413	$67,226,833

Earnings per common share:
Basic	$1.79	$1.53
Diluted	$1.76	$1.50

Weighted average shares used to compute earnings per common share
Basic	44,398,987	43,997,311
Diluted	45,059,587	44,848,997

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd. Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2020	45,447,751	$4,545	$159,581,415	$23,179,805	$182,765,765	$51,665,640	$234,431,405
Share-based compensation	—	—	2,102,897	—	2,102,897	—	2,102,897
Issuance of restricted shares, net of forfeitures	170,089	17	(150,032)	—	(150,015)	—	(150,015)
Distribution to Non-Controlling Interests	—	—	—	—	—	(3,333,334)	(3,333,334)
Common Stock Dividend	—	—	—	(4,743,263)	(4,743,263)	—	(4,743,263)
Net income	—	—	—	67,226,833	67,226,833	5,146,871	72,373,704
Balance at December 31, 2021	45,617,840	$4,562	$161,534,280	$85,663,375	$247,202,217	$53,479,177	$300,681,394

Share-based compensation	—	—	1,767,726	—	1,767,726	—	1,767,726
Issuance of restricted shares, net of forfeitures	280,555	28	(407,926)	—	(407,898)	—	(407,898)
Distribution to Non-Controlling interests						(5,000,000)	(5,000,000)
Common Stock Dividend	—	—	—	(13,827,396)	(13,827,396)	—	(13,827,396)
Net income	—	—	—	79,491,413	79,491,413	6,016,291	85,507,704
Balance at December 31, 2022	45,898,395	$4,590	$162,894,080	$151,327,392	$314,226,062	$54,495,468	$368,721,530

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2022	2021
Operating activities
Net income	$85,507,704	$72,373,704
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	29,489,810	22,974,249
Amortization of deferred financing costs	1,005,487	920,995
Amortization of prepaid rent	122,343	115,256
Unrealized gain on derivative instruments	(682,323)	(3,886,201)
Income from equity method investee	(807,142)	(1,129,436)
Earnings attributable to non-controlling interest recorded as interest expense	6,717,414	1,184,741
Provision for doubtful accounts	2,377,389	1,559,378
Loss on impairment of vessels	3,007,809	—
Loss on sales of vessels	318,032	—
Drydocking costs	(6,019,126)	(8,075,813)
Share-based compensation	1,767,726	2,102,897
Change in operating assets and liabilities:
Accounts receivable	15,126,727	(26,666,490)
Bunker inventory	(1,956,676)	(11,181,513)
Advance hire, prepaid expenses and other current assets	19,086,893	(24,935,427)
Accounts payable, accrued expenses and other current liabilities	(8,939,313)	16,983,215
Deferred revenue	(11,321,354)	19,405,751
Net cash provided by operating activities	134,801,400	61,745,306

Investing activities
Purchase of vessels and vessel improvements	(35,740,482)	(194,620,582)
Proceeds from sale of vessels	8,400,000	—
Advances for Vessel Purchases	—	(1,990,000)
Purchase of equipment and internal use software	(653,452)	(42,963)
Contribution to non-consolidated subsidiaries and other investments	(515,162)	(1,138,835)
Net cash used in investing activities	(28,509,096)	(197,792,380)

Financing activities
Proceeds from long-term debt	8,500,000	79,150,000
Payments of financing and issuance costs	(466,544)	(2,046,450)
Payments of long-term debt	(15,443,115)	(61,960,469)
Proceeds from finance leases	15,000,000	141,166,978
Payments on finance lease obligation	(15,834,059)	(9,919,514)
Payments on other long-term liability	(5,000,000)	(2,500,000)
Dividends paid to non-controlling interests	(5,000,000)	(3,333,334)
Common stock accrued dividends paid	(13,414,984)	(5,535,261)
Cash paid for incentive compensation shares relinquished	(407,898)	(150,015)
Contributions from non-controlling interests	—	9,182,423
Payments to non-controlling interest recorded as long-term liability	(2,050,000)	(195,598)
Net cash (used in) provided by financing activities	(34,116,600)	143,858,760

Net increase in cash and cash equivalents	72,175,704	7,811,686
Cash and cash equivalents at beginning of period	$56,208,902	$48,397,216
Cash and cash equivalents at end of period	$128,384,606	$56,208,902

Supplemental cash flow items:
Cash paid for interest	$14,906,972	9,088,684

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

At December 31, 2022 the Company owned three Panamax, two Ultramax Ice Class 1C, one Ultramax and nine Supramax vessels.

The Company owns two-thirds of consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) which owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company owns 50% of Nordic Bulk Partners LLC. ("NBP") which owns a fleet of four Post Panamax Ice Class 1A drybulk vessels. The Company also has a 50% interest in the owner of a deck barge.

NOTE 2 – NATURE OF ORGANIZATION

The consolidated financial statements include the operations of Pangaea Logistics Solutions Ltd. and its wholly-owned subsidiaries (collectively referred to as “the Company”), as well as other entities consolidated pursuant to Accounting Standards Codification (“ASC”) 810, Consolidation. A summary of the Company’s consolidation policy is provided in Note 3. A summary of the Company’s variable interest entities is provided at Note 5. At December 31, 2022 and 2021, entities that are consolidated pursuant to ASC 810-10 include the following wholly-owned subsidiaries:

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

•Bulk Sachuest Corp. (“Bulk Sachuest") – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Sachuest was established in August 2022 for the purpose of acquiring the m/v Bulk Sachuest.

At December 31, 2022 and 2021, entities that are consolidated pursuant to ASC 810-10, but which are not wholly-owned, include the following:

•Nordic Bulk Holding Company Ltd. (“NBHC”) - a corporation that was duly organized under the laws of Bermuda. NBHC was established in October 2012, for the purpose of owning Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”) and Bulk Nordic Orion Ltd. (“Bulk Orion”) and to invest in additional vessels through its wholly-owned subsidiaries. On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) from one of NBHC’s shareholders. The Company owns two-thirds equity interest of NBHC after the acquisition and the remainder one-third equity interest is owned by a third-party at December 31, 2022. The Company determined that NBHC is a VIE and that it is the primary beneficiary of NBHC, as it has the power to direct its activities through time charter arrangements with NBC covering all of its owned vessels. Accordingly, the Company has consolidated NBHC for the years ended December 31, 2022 and 2021. Bulk Odyssey, Bulk Orion, Bulk Nordic Oshima Ltd. (“Bulk Oshima”), Bulk Nordic Olympic Ltd. (“Bulk Olympic”), Bulk Nordic Odin Ltd. (“Bulk Odin”) and Bulk Nordic Oasis Ltd. (“Bulk Oasis”), corporations duly organized under the laws of Bermuda between March 2012 and February 2015, are owned by NBHC. These entities were established for the purpose of owning m/v Nordic Odyssey, m/v Nordic Orion, m/v Nordic Oshima, m/v Nordic Olympic, m/v Nordic Odin and m/v Nordic Oasis, respectively. On December 23, 2020 NBHC formed two new wholly owned subsidiaries, Bulk Nordic Odyssey (MI) Corp., and Bulk Nordic Orion (MI) Corp. for the purpose of transferring ownership of the m/v Nordic Odyssey and m/v Nordic Orion to these companies respectively. On January 21, 2021 NBHC formed four new wholly owned subsidiaries, Bulk Nordic Oasis (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., and Bulk Nordic Oshima (MI) Corp. for the purpose of transferring ownership of the m/v Nordic Oasis, m/v Nordic Odin, m/v Nordic Olympic and m/v Nordic Oshima to these companies respectively.

•Venture Logistics NL Inc. ("VLNL") - a corporation that was duly organized m/v in Newfoundland and Labrador, Canada on October 19, 2018. VLNL was established for the purpose of owning and operating a deck barge.

•Nordic Bulk Partners LLC. (“NBP”) – a corporation that was duly organized under the laws of the Marshall Island. NBP was established in September 2019 for the purpose of providing funding to Bulk Seven, Bulk Eight, Bulk Nine, and Bulk Ten for the construction of four newbuilding vessels and subsequently at completion and delivery of the newbuilding vessels owning Bulk Seven, Bulk Eight, Bulk Nine, and Bulk Ten. Bulk Seven, Bulk Eight, Bulk Nine and Bulk Ten are corporations that were duly organized under the laws of the Marshall Islands in September 2019 for the purpose of constructing and owning Post-Panamax newbuilding vessels named m/v Nordic Nuluujaak, m/v Nordic Qinngua, m/v Nordic Sanngijuq and m/v Nordic Siku, respectively, the four newbuilding vessels were delivered in 2021. At December 31, 2022 the Company had a 50% ownership interest in NBP with the other 50% ownership interest owned by the independent third-party.

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

Costs incurred in fulfillment of a contract that meet certain criteria are deferred and recognized when or as the related performance obligations are satisfied. The contract fulfillment costs consist primarily of the fuel consumption that is incurred by the Company from the latter of the end of the previous vessel employment and the contract date until the arrival at the loading port in addition to any port expenses incurred prior to arrival at the load port, as well as any charter hire expenses for third party vessels that are chartered-in. The fuel consumption and any port expenses incurred prior to arrival at the load port during this period are capitalized and recorded in Bunker inventory and Advance hire, prepaid expenses and other current assets, respectively in the Consolidated Balance Sheets and are amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and expensed as part of Voyage expense. As of December 31, 2022 and 2021, the Company recognized $2.3 million and $3.7 million, respectively, of deferred costs which represents bunker expenses and charter hire expenses incurred prior to commencement of loading. These costs are recorded in Advance hire, prepaid expenses and other current assets in the Consolidated Balance Sheet and are expensed as part of Voyage expense and Charter hire expense. Similarly, for any third party vessels that are chartered-in, the charter hire expenses during this period are capitalized and recorded in Advance hire, prepaid expenses and other current assets in the Consolidated Balance Sheets and are expensed as part of Charter hire expense.

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

Assets and liabilities related to our voyage contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. Contract assets also include accounts receivable for amounts billed and currently due from customers, which are reported at their net estimated realizable value. The Company maintains reserves against its accounts receivable for potential credit losses, which were immaterial for the years ended December 31, 2022 and 2021, respectively. Other contract assets include accrued receivables which arise when revenue is recognized in advance of billing for certain voyage contracts and hire paid to ship-owners in advance. Contract liabilities consist of deferred revenue which arises when amounts are billed to or collected from customers in advance of revenue recognition and are recognized within twelve months of the balance sheet date.

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

At December 31, 2022, two customers accounted for 37% of the Company’s trade accounts receivable. At December 31, 2021, there were two customers that accounted for 28% of the Company’s trade accounts receivable.

At December 31, 2022, fourteen customers in the United States, four customers in Canada, fifteen customers in the Singapore, one customer in Barbados accounted for 68% of accounts receivable. At December 31, 2021, thirteen customers in the United States, five customers in Canada and seven customers in the United Kingdom accounted for 56% of accounts receivable.

For the year ended December 31, 2022, the Company had one country that accounted for at least 10% of revenue; the United States (twenty-seven representing 25%). For the year ended December 31, 2021, revenue from customers in each of the following countries accounted for at least 10% of total revenue; the United States (twenty-six representing 22%), Canada (seven representing 11%) and the United Kingdom (twelve representing 10%).

For the year ended December 31, 2022 1 customer accounted for 10% or more of total revenue. For the year ended December 31, 2021, there were no customers accounting for 10% of total revenue.

Cash and Cash Equivalents

Cash comprises cash on hand. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash, are subject to an insignificant risk of change in value, and have original maturities of three months or less.

Allowance for Doubtful Accounts

The Company provides a specific reserve for significant outstanding accounts that are considered potentially uncollectible in whole or in part. In addition, the Company’s policy based on experience is to establish a reserve equal to approximately 25% of accounts receivable balances that are 30-180 days past due and approximately 50% of accounts receivable balances that are 180 or more days past due, and which are not otherwise reserved. The reserve estimates are adjusted as additional information becomes available, or as payments are made. At December 31, 2022 and 2021, the Company has provided an allowance for doubtful accounts of $4,367,848 and $1,990,459 respectively, for amounts that are not expected to be fully collected. The provision for doubtful accounts was $2,377,389 in 2022 and $1,559,378 in 2021. The Company had no write offs during 2022 and $1,464,957 during 2021, which amount was previously included in the allowance, because these amounts were determined to be uncollectible.

Bunker Inventory

Inventory is primarily comprised of fuel oil purchased and stored onboard a vessel. Inventory is measured at the lower of cost under the first-in, first-out method or net realizable value.

Advance Hire, Prepaid Expenses and Other Current Assets

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

At December 31, advance hire, prepaid expenses and other current assets were comprised of the following:

	2022	2021
Advance hire	$3,491,835	$12,014,451
Prepaid expenses	4,777,648	5,956,195
Accrued receivables	7,721,500	17,009,957
Margin Deposit	3,239,947	5,464,379
Other current assets	9,035,901	5,902,705
Total	$28,266,831	$46,347,687

Other Non-current Assets

At December 31, other non-current assets were comprised of the following:

Name	2022	2021
Investment in Seamar Managements S.A.	$598,725	$428,572
Investment in Pangaea Logistics Solutions (US) LLC	3,954,605	3,533,251
Investment in Narragansett Bulk Carriers (US) Corp	234,141	—
Other investments	496,656	—
Total	$5,284,127	$3,961,823

Vessels and Depreciation

Vessels are stated at cost, which includes contract price and acquisition costs. Significant improvements to vessels are capitalized; maintenance and repairs that do not improve or extend the lives of the vessels are expensed as incurred. Depreciation is provided using the straight-line method over the remaining estimated useful lives of the vessels (excluding the time a vessel is in dry dock), based on cost less salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $300 per ton, which was determined by reference to quoted rates and is reviewed annually. The Company estimates the useful life of its vessels to be 25 years to 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of the current fleet are 11 - 24 years. The Company does not incur depreciation expense when vessels are taken out of service for dry docking.

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

During the first quarter of 2022, the Company determined that a triggering event occurred related to the sale of a vessel, as the carrying value exceeded its fair value. On April 20, 2022, the Company signed a memorandum of agreement to sell the m/v Bulk Pangaea for a total net consideration of $8.6 million after brokerage commissions. As a result, we recorded an impairment charge of $3.0 million in the first quarter of 2022. The impairment analysis did not indicate any impairment on the remaining fleet. Also the Company concluded that no triggering event had occurred during the remaining period of the 2022 which would require impairment testing.

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

The components of net debt issuance costs and bank fees, which are included in secured long-term debt on the consolidated balance sheets are as follows:

	December 31,
	2022	2021
Debt issuance costs and bank fees paid to financial institutions	$7,627,351	$7,160,807
Less: accumulated amortization	(3,162,492)	(2,157,005)
Unamortized debt issuance costs and bank fees	$4,464,859	$5,003,802

Amortization included in interest expense	$1,005,487	$920,995

Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	December 31,
	2022	2021
Accounts payable	$9,979,451	$7,029,861
Accrued expenses	11,795,973	16,254,253
Bunkers suppliers	6,526,725	9,260,262
Charter hire payable	9,337,941	14,060,856
Note Payable	—	2,549,207
Other accrued liabilities	914,041	—
Total	$38,554,131	$49,154,439

Taxation

The Company is not subject to corporate income taxes on its profits in Bermuda because Bermuda does not impose an income tax.

NBC, a wholly-owned subsidiary of the Company, is subject to a Danish tonnage tax. NBC is not taxed on the basis of their actual income derived from their business but on an alternative income determination based on the net tons carrying capability of their fleet. As the tax is not determined based on taxable income, NBC’s tax expense of approximately $443,000 and $605,000 is included within voyage expenses in the accompanying consolidated statements of income as of December 31, 2022 and 2021, respectively.

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

Since earnings from shipping operations of the Company are not subject to U.S. or foreign income taxation, the Company has not recorded income tax expense, deferred tax assets or liabilities for the years ended December 31, 2022 and 2021.

Where required, the Company complies with income tax filings in its various jurisdictions of operations. As of December 31, 2022 and 2021, the Company is not subject to U.S. federal or foreign examinations by tax authorities for years before 2017.

Restricted Common Share Awards

Compensation cost of restricted share awards is measured using the grant date fair value of the Company's common shares, as quoted on the Nasdaq Capital Market, multiplied by the total number of shares granted with no forfeiture rate applied. Compensation cost is amortized according to the vesting period indicated in the grant agreement. Total compensation cost recognized during the years ended December 31, 2022 and 2021 is $1,767,726 and $2,102,897, respectively, which is included in general and administrative expenses in the consolidated statements of income.

Dividends

Dividends on common stock are recorded when declared by the Board of Directors. Refer to Note 14, "Stock Incentive Plans and Non-controlling interest" for additional information related to common stock dividends.

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

At December 31, 2022, the Company has five fully fixed rate debt facilities and one facility which is fixed in part. At December 31, 2021, the Company has three fully fixed rate debt facilities and one facility which was fixed in part. The aggregate carrying amounts and fair values of the long-term debt associated with the fixed rate borrowing arrangements are as follows:

	December 31,
	2022	2021
Carrying amount of fixed rate long-term debt	$113,589,539	$105,109,129
Fair value of fixed rate long-term debt	$103,455,979	$107,624,096

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

At December 31, 2022, the Company had four vessels chartered to customers under time charters that contain leases. These four leases varied in original length from 20 days to 105 days. At December 31, 2022, lease payments due under these arrangements totaled approximately $2,789,000 and each of the time charters were due to be completed in one hundred five days or less.

At December 31, 2021, the Company had thirteen vessels chartered to customers under time charters that contain leases. These thirteen leases varied in original length from 20 days to 105 days. At December 31, 2022, lease payments due under these arrangements totaled approximately $9,032,000 and each of the time charters were due to be completed in sixty-four days or less.

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” which clarified that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition due to reference rate reform. In December 2022, the FASB issued ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848," which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief under Topic 848. The Company is currently evaluating the impact that adopting this new accounting standard will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses. For most financial assets, such as trade and other receivables, loans and other instruments, this standard changes the current incurred loss model to a forward-looking expected credit loss model, which generally will result in the earlier recognition of allowances for losses. The new standard is effective for the Company at the beginning of 2023. Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently assessing the new guidance and its impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of 2023. The adoption of ASU 2016-13 is currently not expected to have a material impact on the Company's consolidated financial statements.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	December 31, 2022	December 31, 2021
Money market accounts – cash equivalents	$33,689,361	$35,193,025
Time deposit accounts - cash equivalents	46,000,000	—
Cash (1)	48,695,245	21,015,877
Total cash and cash equivalents	$128,384,606	$56,208,902

(1) Consists of cash deposits at various major banks.

As of December 31, 2022 and December 31, 2021, we held cash and cash equivalents in the following subsidiaries:

Cash and cash equivalents	December 31, 2022	December 31, 2021
Pangaea (1)	$85,398,332	$29,486,488
NBHC (2)	34,718,529	21,329,407
NBP and Deck Barge (3)	8,267,745	5,393,007
Total cash and cash equivalents	$128,384,606	$56,208,902

(1) Held by 100% owned Pangaea consolidated subsidiaries
(2) Held by a 67% owned Pangaea consolidated subsidiary
(3) Held by a 50% owned Pangaea consolidated subsidiary

NOTE 5 - VARIABLE INTEREST ENTITIES

The Company has evaluated all of its wholly and partially-owned entities, as well as entities with common ownership or other relationships, pursuant to ASC 810. A summary of the Company’s consolidation policy is provided in Note 3. The Company has concluded that Bulk Pangaea, Bulk Trident, Bulk Phoenix, Bulk Freedom, Bulk Pride, Bulk PODS, Bulk Spirit, Bulk Independence, Bulk Friendship, Bulk Courageous, Bulk Valor, Bulk Promise, Phoenix Bulk 25, Bulk Sachuest, NBH, Long Wharf, NBHC, BVH, NBP, FVL, VBC, and VNLN are the VIEs at December 31, 2022. The Company has concluded that Bulk Pangaea, Bulk Trident, Bulk Phoenix, Bulk Freedom, Bulk Pride, Bulk PODS, Bulk Spirit, Bulk Independence, Bulk Friendship, Bulk Courageous, Bulk Valor, Bulk Promise, Phoenix Bulk 25, NBH, Long Wharf, NBHC, BVH, NBP, FVL, VBC, and VNLN are the VIEs at December 31, 2021. We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary such that we have (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations and financial position of these VIEs are included in our consolidated financial statements.

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

(Dollars in millions, figures may not foot due to rounding)	December 31, 2022
	Ship-owning (1)	NBHC	NBC	Long Wharf	VLNL	NBP
Total assets	$116.6	$128.1	$62.3	$1.9	$0.5	$152.0
Total liabilities	$123.4	$57.8	$30.2	$1.9	$—	$143.9
Total stockholders' (deficit)/equity	$(6.8)	$70.3	$32.1	$—	$0.5	$8.1
Non-controlling interest (2)	$—	$53.3	$—	$—	$1.2	$—

	December 31, 2021
(Dollars in millions, figures may not foot due to rounding)	Ship-owning (1)	NBHC	NBC	Long Wharf	VLNL	NBP
Total assets	$129.4	$123.9	$72.9	$1.9	$0.9	$161.2
Total liabilities	$135.6	$57.4	$50.6	$2.0	$—	$146.6
Total stockholders' (deficit)/equity	$(6.2)	$66.5	$22.4	$—	$0.9	$14.6
Non-controlling interest (2)	$—	$52.0	$—	$—	$1.4	$—

(1)Includes all wholly-owned subsidiaries, refer to Note 2 "Nature of Organization" for additional information.
(2)Non-controlling interest is held by third parties.

NOTE 6 - FIXED ASSETS

At December 31, fixed assets consisted of the following:

	2022	2021
Vessels and vessel upgrades	$565,107,408	$554,241,221
Capitalized dry docking	15,409,851	13,414,394
	580,517,259	567,655,615
Accumulated depreciation and amortization	(106,652,852)	(97,943,561)
Vessels, vessel upgrades and capitalized dry docking, net	473,864,407	469,712,054

Land and building	2,541,085	2,541,085
Computers, equipment and internal use software	2,311,076	1,975,603
Other fixed assets	4,852,161	4,516,688
Accumulated depreciation	(2,191,816)	(2,315,932)
Other fixed assets, net	2,660,345	2,200,756

Total fixed assets, net	$476,524,752	$471,912,810

Advances for vessel purchases	$—	1,990,000

At December 31, vessels under finance leases consisted of the following:

	2022	2021
Vessels under finance lease	$56,061,223	53,601,534
Accumulated depreciation and amortization	(12,139,654)	(8,405,775)

Vessels under finance lease, net	$43,921,569	$45,195,759

The net carrying value of the Company’s fleet consists of the following:

	December 31,
	2022	2021
Owned vessels
m/v BULK PANGAEA	$—	$11,802,463
m/v NORDIC ODYSSEY (1)	20,685,092	22,456,407
m/v NORDIC ORION (1)	21,406,429	23,057,114
m/v NORDIC OSHIMA (1)	24,292,108	25,612,412
m/v NORDIC OLYMPIC (1)	24,627,857	25,982,802
m/v NORDIC ODIN (1)	24,726,033	26,073,841
m/v NORDIC OASIS (1)	26,232,723	27,650,350
m/v NORDIC NULUUJAAK (2) (4)	37,518,857	38,949,402
m/v NORDIC QINNGUA (2) (4)	37,428,322	38,838,142
m/v NORDIC SANNGIJUQ (2) (4)	37,000,230	38,377,457
m/v NORDIC SIKU (2) (4)	37,393,171	38,776,359
m/v BULK ENDURANCE	23,106,438	23,069,545
m/v BULK COURAGEOUS (4)	15,755,839	16,356,730
m/v BULK CONCORD (4)	19,394,966	—
m/v BULK NEWPORT	10,211,578	11,566,639
m/v BULK FREEDOM	7,464,118	8,476,937
m/v BULK PRIDE	12,174,942	13,560,656
m/v BULK SPIRIT (4)	11,703,170	12,293,336
m/v BULK SACHUEST	17,188,278	—
m/v BULK INDEPENDENCE	14,879,681	13,466,530
m/v BULK FRIENDSHIP (4)	13,680,578	14,526,423
m/v BULK VALOR	17,106,444	17,797,021
m/v BULK PROMISE	17,619,467	18,306,557
MISS NORA G. PEARL (3)	2,268,086	2,714,931
	$473,864,407	$469,712,054
Other fixed assets, net	2,660,345	2,200,756
Total fixed assets, net	$476,524,752	$471,912,810

Vessels under finance lease (4)
m/v BULK XAYMACA (5)	13,082,596	12,661,804
m/v BULK DESTINY	$19,814,777	$20,074,619
m/v BULK TRIDENT	11,024,196	12,459,336
	$43,921,569	$45,195,759

Advances for vessel purchases
m/v BULK CONCORD (6)	$—	$1,990,000

(1)Vessels are owned by NBHC, a consolidated joint venture in which the Company has a two-third ownership interest at December 31, 2022         and December 31, 2021.

(2)Vessels are owned by NBP, a consolidated joint venture in which the Company has a 50% ownership interest at December 31, 2022 and 2021.

(3)Barge is owned by a 50% owned consolidated subsidiary.

(4)Refer to Note 10, "Finance Leases," of our Financial Statements for additional information related to the vessels under finance lease.

(5)Formerly known as m/v Bulk PODS.
(6)On November 5, 2021, the Company entered into an agreement to purchase a 2009 built Panamax for $19.9 million, and placed a deposit of $2.0 million. The vessel was delivered in February 2022 and renamed the m/v Bulk Concord.

The Company capitalized dry-docking costs on four vessels in 2022 and five vessels in 2021. The amortization period of the capitalized dry docking costs is within the remaining useful life of these vessels and is amortized over the estimated period to next drydocking. The Company capitalized drydocking costs totaling $6.0 million and $8.1 million in the twelve months ended December 31, 2022 and 2021, respectively. These costs are recorded in Fixed assets, net or Finance lease right of use assets, net in the Consolidated Balance Sheets.

NOTE 7 - MARGIN ACCOUNTS, DERIVATIVES AND FAIR VALUE MEASURES

Margin Accounts

During December 31, 2022 and 2021, the Company was party to forward freight agreements and fuel swap contracts in order to mitigate the risk associated with volatile freight rates and fuel prices. Under the terms of these contracts, the Company is required to deposit funds in margin accounts if the market value of the hedged item declines. The funds are required to remain in margin accounts as collateral until the market value of the items being hedged return to preset limits. The margin accounts are included in advance hire, prepaid expenses and other current assets in the consolidated balance sheets at December 31, 2022 and 2021.

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

Interest rate cap

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract. In January 2020, the Company entered into four interest rate cap contracts with total notional amount of $121.44 million as of December 31, 2022 at a cost of $628,000 to mitigate the risk associated with increases in interest rates on our sale and lease back financing arrangements of the four new-building vessels. In the event that the three-month LIBOR rate rises above the applicable strike rate of 3.25%, the Company would receive quarterly payments related to the spread difference. These interest rate cap agreements do not qualify for hedge accounting treatment.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	12/31/2022	12/31/2021	Balance Sheet Location	12/31/2022	12/31/2021
Margin accounts (1)	Other current assets	$3,239,947	$5,464,379	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$—	$2,119,581	Other current liabilities	$164,787
Fuel swap contracts (2)	Other current assets	$—	$1,047,752	Other current liabilities	$158,926	$—
Interest rate cap (2)	Other current assets	$4,892,144	$718,774	Other current liabilities	$—	$—

(1) The fair value measurements were all categorized within Level 1 of the fair value hierarchy.
(2) These fair value measurements were all categorized within Level 2 of the fair value hierarchy.

The three levels of the fair value hierarchy established by ASC 820, Fair Value Measurements and Disclosures, in order of priority are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. Our Level 1 fair value measurements include cash, money-market accounts and time deposit accounts.

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the twelve months ended December 31, 2022 and 2021:

	Unrealized gain (loss) on derivative instruments
	For the year ended December 31,
Derivative instruments	2022	2021
Forward freight agreements	$(2,284,368)	$2,282,916
Fuel Swap Contracts	$(1,206,679)	$1,095,421
Interest rate cap	$4,173,370	$507,864

The estimated fair values of the Company’s forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.

NOTE 8 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2021	Activity	December 31, 2022
Included in trade accounts receivable and voyage revenue on the consolidated balance sheets and statements of income, respectively:
Trade receivables due from King George Slag(i)	$—	$—	$—

Included in accounts payable and accrued expenses on the consolidated balance sheets:
Trade payables due to Seamar (i)	$2,847,910	$(1,204,104)	$1,643,806
Commissions payable (trade payables) (ii)	38,896	(38,896)	—

Included in current related party notes payable on the consolidated balance sheets:
Interest payable – 2011 Founders Note	242,852	(242,852)	—
Total current related party notes payable	$242,852	$(242,852)	$—

i.Seamar Management S.A. ("Seamar") Seamar Management S.A. ("Seamar") is a joint venture of which the Company owns 51% at December 31, 2022 and 2021.
ii.Phoenix Bulk Carriers (Brasil) Intermediacoes Maritimas Ltda. - a wholly-owned company of a member of the Board of Directors

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operation of some of the Company’s owned vessels. During the years ended December 31, 2022 and 2021, the Company incurred technical management fees of $3,280,920 and $2,847,120 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at December 31, 2022 and 2021, (including amounts due for vessel operating expenses), were $1,643,806 and $2,847,910, respectively.

NOTE 9 - SECURED LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2022	December 31, 2021	Interest Rate (%) (1)	Maturity Date
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	14,395,409	16,224,189	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3) (4)	44,600,000	49,400,000	3.38%	June 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (5)
–Bulk Nordic Six Ltd. - Tranche A (2)	10,099,993	11,166,661	4.39%	May 2024
–Bulk Nordic Six Ltd. - Tranche B	2,070,000	2,330,000	6.03%	May 2024
–Bulk Pride - Tranche C (2)	3,000,000	4,100,000	5.39%	May 2024
–Bulk Independence - Tranche E (2)	10,500,000	11,500,000	3.54%	May 2024
Bulk Freedom Loan Agreement	—	2,600,000		June 2022
Bulk Valor Corp. Loan and Security Agreement (2)	11,424,507	12,718,279	3.29%	June 2028
Bulk Promise Corp. (2)	11,069,630	12,453,926	5.45%	October 2027
Bulk Sachuest (2)	$8,500,000	$—	6.19%	October 2029
109 Long Wharf Commercial Term Loan	374,466	484,066	6.39%	April 2026
Total	$116,034,005	$122,977,121
Less: unamortized bank fees (6)	(1,431,736)	(1,697,209)
	$114,602,269	$121,279,912
Less: current portion	(15,782,530)	(15,443,115)
Secured long-term debt, net	$98,819,739	$105,836,797

(1)As of December 31, 2022.
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
(6)A portion of unamortized debt issuance costs were reclassified as a reduction of the finance leases liabilities. Refer to Note 10 "Finance Leases" for additional information.

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

The loan is secured by a first preferred mortgage on the m/v Nordic Odyssey and m/v Nordic Orion, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of December 31, 2022 and 2021 the Company was in compliance with its financial covenants.

Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., and Bulk Nordic Oasis (MI) Corp. Facility Agreement dated April 26, 2021

On April 26, 2021, NBHC entered into a new Senior Secured Term Loan Facility with two new lenders. The agreement advanced $53.0 million in respect of the m/v Nordic Oshima, m/v Nordic Olympic, m/v Nordic Odin and m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly principal installments of $1,200,000 beginning on June 15, 2021 and a balloon payment of $24,200,000 due in March 2027. Interest on this advance is fixed at 3.38% effective May 5, 2021. The Loan is secured by a first lien on m/v Nordic Bulk Oshima, m/v Nordic Bulk Odin, m/v Nordic Bulk Olympic and m/v Nordic Bulk Oasis. The Company used a portion of the proceeds of the loan to repay the outstanding balance of $51.5 million for the Nordic Oshima, Nordic Odin, Nordic Olympic and Nordic Oasis loan facilities which was set to mature on October 1, 2021. As of December 31, 2022 and 2021 the Company was in compliance with its financial covenants.

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

Bulk Endurance Tranche A and B
The amended agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017, in two tranches. The agreement requires repayment of Tranche A, totaling $16,000,000, in three equal quarterly installments of $100,000 beginning on April 7, 2017 and 27 equal quarterly installments of $266,667. A balloon payment of $8,766,658 is due with the final installment in May 2024. Interest on this advance was fixed at 3.69% through March 2021, fixed at 4.39% through December 2021, and fixed at 3.46% thereafter. The agreement also advanced $3,500,000 under Tranche B, which is payable in 28 equal quarterly installments of $65,000 beginning on September 27, 2017, and a balloon payment of $1,745,000 due with the final installment in May 2024. Interest on this advance is floating at LIBOR plus 1.70% (3.63% at December 31, 2022) through March 2021, and thereafter at LIBOR plus 2.4%. The loan was repaid in full on January 10, 2023.

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

The loan is secured by first preferred mortgages on the m/v Bulk Endurance, the m/v Bulk Pride and the m/v Bulk Independence, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2022 and 2021, the Company was in compliance with these covenants.

The Bulk Freedom Corp. Loan Agreement -- Dated June 14, 2017

The agreement advanced $5,500,000 in respect of the m/v Bulk Freedom on June 14, 2017. The agreement requires repayment of the loan in 8 quarterly installments of $175,000 and 12 quarterly installments of $150,000 beginning on September 14, 2017. A balloon payment of $2,300,000 is due on June 14, 2022 with the final installment. The loan was repaid in full on June 13, 2022.

109 Long Wharf Commercial Term Loan
Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00% (2.09% at December 31, 2022). The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. The loan was repaid in full on January 25, 2023. At December 31, 2022 and 2021, the Company was in compliance with these covenants.

The Bulk Valor Corp. Loan Agreement -- Dated June 17, 2021

The agreement advanced $13,350,000 in respect of the m/v Bulk Valor on June 17, 2021. The agreement requires repayment of the loan in 28 quarterly installments commencing on September 17, 2021. A balloon payment is due on June 17, 2028. Interest on this advance is fixed at 3.29%. The loan is secured by a first preferred mortgage on the m/v Bulk Valor, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. As of December 31, 2022 and 2021 the Company was in compliance with its financial covenants.

The Bulk Promise Corp. Loan Agreement -- Dated July 12, 2021

The agreement advanced $12,800,000 in respect of the m/v Bulk Promise on July 7, 2021. The agreement requires repayment of the loan in 24 quarterly installments of $346,074 commencing on October 15, 2021. A balloon payment of $4,494,224 is due on October 15, 2027. Interest on this advance was fixed at 5.45% on July 15, 2022 through maturity. Interest on this advance was floating at three-month LIBOR plus 2.30% prior to July 15, 2022. The loan is secured by a first preferred mortgage on the m/v Bulk Promise, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. As of December 31, 2022 and 2021 the Company was in compliance with its financial covenants.

The Bulk Sachuest Corp. Loan Agreement -- Dated October 13, 2022

The agreement advanced $8,500,000 in respect of the m/v Bulk Sachuest on October 13, 2022. The agreement requires repayment of the loan in 27 quarterly installments commencing on January 13, 2023. A balloon payment is due on October 13, 2029. Interest on this advance is fixed at 6.19%. The loan is secured by a first preferred mortgage on the m/v Bulk Sachuest, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. As of December 31, 2022 the Company was in compliance with its financial covenants.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
2023	$15,782,530
2024	30,751,725
2025	10,476,019
2026	10,638,024
2027	39,955,014
Thereafter	8,430,693
$116,034,005

NOTE 10 - FINANCE LEASES

At December 31, 2022, the Company's fleet includes three vessels (Bulk Xaymaca, formerly named Bulk PODS, Bulk Destiny, and Bulk Trident) financed under sale and leaseback financing arrangements accounted for as finance leases in accordance with ASC 840, prior to adoption of ASC 842 on January 1, 2019. Bulk Spirit, Bulk Friendship, Bulk Courageous, Bulk Concord, Nordic Nuluujaak, Nordic Qinngua, Nordic Sanngijuq and Nordic Siku are under finance leases in accordance with ASC 842. These leases are secured by the assignment of earnings and insurances and by guarantees of the Company. The Company will own these vessels at the end of lease term.

Bulk Trident Bareboat Charter Agreement dated June 7, 2018

The selling price of the m/v Bulk Trident was $13.0 million and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (6.48% including the margin, at December 31, 2022). The Company will own this vessel at the end of the lease term.

Bulk PODS Bareboat Charter Agreement dated August 1, 2018

The selling price of the m/v Bulk PODS was $14.8 million and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at LIBOR plus 1.7% (6.45% including the margin, at December 31, 2022). The Company will own this vessel at the end of the lease term. The m/v Bulk Pods was renamed to m/v Bulk Xaymaca in February of 2022.

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

Bulk Nordic Five Ltd. Amendment and Restatement of Bareboat Charter Agreement dated July 1, 2021

On July 6, 2021, the Company, through its wholly owned subsidiary, Bulk Nordic Five Ltd., and the existing lender agreed to amend and restate the original Bareboat Charter dated October 27, 2016. The amended agreement extends the lease maturity date to April 2028 with a purchase obligation of $6.95 million. The Company also fixed the interest rate through maturity at 3.97%. The bareboat charter party is secured by a first preferred mortgage on the m/v Bulk Destiny, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. The Company will own this vessel at the end of the lease term. The lease contains a minimum liquidity requirement, positive working capital of the lessee and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2022 and 2021, the Company was in compliance with these covenants.

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

The lease agreements obligate the Company to sell the vessels upon completion of construction at the lesser of approximately $32 million or 85% of fair market value at closing. Following the sales, the Company was obligated to charter the vessels from the buyer under a bareboat charter for a period of 15 years from the date of delivery with a fixed purchase price of $2.5 million each at the end of lease term. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the fifteen-year lease term. Interest is floating at three-month LIBOR plus 4.73% for Bulk Nordic Eight and Bulk Nordic Ten and 4.76% for Bulk Nordic Seven and Bulk Nordic Nine. The Company has the option to purchase these vessels starting in year 5 at 101% of then outstanding principal. These leases are secured by the assignment of earnings and insurances and by a guarantee of the Company.

Finance lease consists of the following as of December 31, 2022:

	December 31, 2022	December 31, 2021	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk PODS Ltd.	$6,606,770	$8,450,521	6.45%	December 2027
Bulk Trident Ltd.	5,551,836	7,177,082	6.48%	June 2027
Bulk Spirit Ltd.	8,627,604	9,768,229	5.10%	February 2027
Bulk Nordic Five Ltd. (2)	13,142,885	14,633,229	3.97%	April 2028
Bulk Friendship Corp. (2)	9,507,875	10,491,481	5.29%	September 2024
Bulk Nordic Seven LLC (3)	30,100,318	31,673,199	8.31%	May 2036
Bulk Nordic Eight LLC(3)	30,088,514	31,660,789	8.31%	June 2036
Bulk Nordic Nine LLC(3)	30,163,750	31,692,105	8.31%	September 2036
Bulk Nordic Ten LLC(3)	30,276,595	31,799,563	8.31%	November 2036
Bulk Courageous Corp. (2)	10,200,000	11,400,000	3.93%	April 2028
Phoenix Bulk 25 Corp. (2)	13,645,990	—	4.67%	February 2029
Total	$187,912,137	$188,746,198
Less: unamortized issuance costs, net	(3,033,123)	(3,306,842)
	$184,879,014	$185,439,356
Less: current portion	(16,365,075)	(14,479,803)
Secured long-term debt, net	$168,513,939	$170,959,553

(1)As of December 31, 2022 including the effect of interest rate cap if any.
(2)Interest rates on the loan facilities are fixed.
(3)The Company entered into an interest rate cap through Q2 of 2026 and Q4 2026 which caps the LIBOR rate at 3.25%

Future minimum lease payments under finance leases with initial or remaining terms in excess of one year at December 31, 2022 were:

Year ending December 31,
2023	$29,909,933
2024	36,110,040
2025	26,423,462
2026	23,850,689
2027	24,067,121
Thereafter	140,097,525
Total minimum lease payments	$280,458,770
Less amount representing interest	92,546,633
Present value of minimum lease payments	187,912,137
Less current portion	(16,365,075)
Less issuance costs	$(3,033,123)
Long-term portion	$168,513,939

NOTE 11 - OTHER LONG-TERM LIABILITIES

In September 2019, the Company entered into an LLC agreement for the formation of NBP, that, at inception is owned 75% by the Company and 25% by an independent third party. NBP was established for the purpose of constructing and owning four new-build ice class post Panamax vessels. The third party has committed to contribute additional funding during the construction phase, which increased their ownership of NBP to 50% at the time of delivery of the new-build ice class post Panamax vessels. The agreement contains both put and call option provisions. Accordingly, the Company may be obligated, pursuant to the put option, or entitled to, pursuant to the call option, to purchase the third party's interest in NBP beginning anytime after September 2026. The put option and call option are at fixed prices which are not significantly different from each other, starting at $4.0 million per vessel on the fourth anniversary from completion and delivery of each vessel and declining to $3.7 million per vessel on or after the seventh anniversary from completion and delivery of each vessel. If neither put nor call option is exercised, the Company is obligated to purchase the vessels from NBP at a fixed price. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has recorded the third party's interest in NBP as a Long term liabilities - Other. The Company took delivery of Nordic Nuluujaak, Nordic Qinngua, Nordic Sanngijuq and Nordic Siku during the second quarter through fourth quarters of 2021, the independent third party made additional contribution of $9.2 million which increased their ownership interest in NBP to 50% at December 31, 2021. As of December 31, 2022, the independent third party retains a 50% ownership interest in NBP. Earnings attributable to the third party’s interest in NBP are recorded in Interest expense, non-controlling interest.

On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary NBHC from its shareholders. The Company owned a one-third of equity interest of NBHC, a joint-venture formed in October 2012 for the purpose of owning Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”) and Bulk Nordic Orion Ltd. (“Bulk Orion”) and to invest in additional vessels through its wholly-owned subsidiaries. The acquisition increases the Company’s equity interest in NBHC to 66.7%. The purchase price of the equity interest was $22.5 million, including a $15.0 million cash payment upon closing and $7.5 million of deferred consideration, at a six-month LIBOR plus 3.5%, in three equal installments of $2.5 million due on the first, second, and third anniversaries of September 28, 2020. The Company made the first installment of $2.5 million in September 2021 and paid off the note payable of $5.0 million in September of 2022. NBHC will continue to be a consolidated entity in the Company’s consolidated financial statements pursuant to ASC 810-10. The portion of NBHC not owned by the Company will continue to be recognized as non-controlling interest in the Company’s consolidated financial statements.

The components of Other Long-term Liabilities are as follows:

	12/31/2022	12/31/2021
Beginning Balance	$17,806,976	$10,135,409
Payments to non-controlling interest recorded as long-term liability	(2,050,000)	(195,598)
Contributions from non-controlling interests	—	9,182,423
Earnings attributable to non-controlling interest recorded as interest expense	6,717,414	1,184,741
Reclassification of deferred consideration related to acquisition of non-controlling interest	2,500,000	—
Payments on other long-term liability	(5,000,000)	(2,500,000)
Ending balance	$19,974,390	$17,806,976

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company has also entered into a LLC agreement with the non-controlling interest holder of NBP which includes certain obligations as described in Note 11.

Long-term Contracts Accounted for as Operating Leases

The Company leases office space for its Copenhagen operations. Since December 31, 2018, this lease continues on a month to month basis. The non-cancelable period is six months.

The Company leases office space for its Singapore operations. At December 31, 2022, the remaining lease term is eight months.

For the twelve months ended December 31, 2022 and 2021, the Company recognized approximately $0.2 million as lease expense for office leases in General and Administrative Expenses.

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

NOTE 13 - NET INCOME PER COMMON SHARE

The computation of basic net income per share is based on the weighted average number of common stock outstanding for the year ended December 31, 2022 and 2021. Diluted net income per share gives effect to restricted stock awards.

The following table summarizes the calculation of basic and diluted income per share:

	For the Years Ended
	December 31, 2022	December 31, 2021
Net income	$79,491,413	$67,226,833
Weighted Average Shares - Basic	44,398,987	43,997,311
Dilutive effect of restricted stock awards	660,600	851,686
Weighted Average Shares - Diluted	45,059,587	44,848,997
Basic net income per share	$1.79	$1.53
Diluted net income per share	$1.76	$1.50

NOTE 14 - STOCK INCENTIVE PLANS AND NON-CONTROLLING INTEREST

Common stock

The Company has 100,000,000 shares of common stock ($0.0001 par value) authorized, of which 45,898,395 were issued as of December 31, 2022.

Restricted Securities

On August 5, 2022, the Company's shareholders approved an amendment and restatement of the 2014 Plan that was adopted by the Board on May 6, 2022. The PANGAEA LOGISTICS SOLUTIONS LTD. 2014 SHARE INCENTIVE PLAN (as amended and restated by the Board of Directors on May 6, 2022), (the "Amended Plan"), increased the aggregate number of common shares with respect to which awards may be granted under the Amended Plan, such that the total number of shares made available for grant is 6,200,000. As of December 31, 2022, there were 1,930,227 common shares available for grants of awards under the 2014 Incentive Plan.

At December 31, 2022, shares issued to employees under the Amended Plan totaled 3,109,063 after forfeitures. These restricted shares vest at the rate of one-third of the total granted on each of the third, fourth and fifth anniversaries of the vesting commencement date.

Total non-cash compensation cost recognized during the years ended December 31, 2022 and 2021 is $1,767,726 and $2,102,897, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

A summary of activity related to outstanding restricted securities for fiscal years 2022 and 2021 is presented in the table below:

	Restricted Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested shares at December 31, 2020	1,825,426	$2.96
Granted	243,660	$3.43
Vested	(428,626)	$3.13
Forfeited	(27,601)	$2.84
Unvested shares at December 31, 2021	1,612,859	$2.91
Granted	460,045	$4.09
Vested	(624,573)	$3.42
Forfeited	(81,021)	$3.03
Unvested shares at December 31, 2022	1,367,310	$3.07

	Fiscal Years Ended December 31,
	2022	2021
Fair value of restricted shares vested	$2,690,011	$1,340,119
Unrecognized compensation cost for restricted shares	$2,585,307	$2,718,222
Weighted average remaining period to expense restricted shares (years)	2.92	2.98

Dividends

Dividends payable consist of the following:

Dividends payable (1)
Balance at December 31, 2020	$1,005,763
Accrued dividend	114,901
Paid in cash	(906,899)
Balance at December 31, 2021	213,765
Accrued dividend	481,693
Paid in cash	(69,280)
Balance at December 31, 2022	$626,178

(1) Accrued dividends on unvested restricted shares under the Company's incentive compensation plan.

Noncontrolling Interests

Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to NBHC and its wholly-owned shipowning subsidiaries amounts to approximately $53,292,000 and $52,041,000 at December 31, 2022 and 2021, respectively.

Non-controlling interest attributable to VLNL was approximately $1,203,000 and $1,439,000 at December 31, 2022 and 2021, respectively.

NOTE 15 - UNAUDITED QUARTERLY DATA

(Dollars in millions, except share and per share amounts. Figures may not foot due to rounding)	2022				2021
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues:
Voyage revenue	$176.3	$173.2	$173.2	$117.3	$108.2	$117.4	$186.4	$202.5
Charter revenue	15.4	22.4	11.3	10.6	16.7	28.1	26.7	32.1
	191.7	195.6	184.5	127.9	125.0	145.5	213.1	234.6
Expenses:
Voyage expense	65.3	67.9	74.7	54.2	47.8	46.1	60.4	65.3
Charter hire expense	77.7	65.7	50.8	28.2	53.6	62.6	103.7	115.0
Vessel operating expenses	13.2	12.9	15.4	15.4	8.5	9.8	11.8	12.7
General and administrative	5.3	5.1	5.8	3.9	4.2	6.0	4.4	4.3
Depreciation and amortization	7.3	7.3	7.4	7.5	4.4	4.9	7.2	6.5
Loss on impairment of vessels	3.0	—	—	—	—	—	—	—
Loss on sale of vessel	—	0.3	—	—	—	—	—	—
Total expenses	171.8	159.2	154.1	109.2	118.5	129.4	187.5	203.8
Income from operations	19.9	36.4	30.4	18.7	6.5	16.1	25.6	30.8
Other income (expense):
Interest expense, net	(3.4)	(3.6)	(4.1)	(3.6)	(2.0)	(2.6)	(2.4)	(3.3)
Income attributable to Non-controlling interest recorded as long-term liability interest expense	(1.8)	(1.7)	(2.4)	(0.8)	(0.3)	(0.2)	(0.3)	(0.4)
Unrealized gain (loss) on derivative instruments	7.5	(3.5)	(4.5)	1.2	2.0	6.3	5.3	(9.8)
Other income (expense)	0.1	0.1	0.3	0.3	0.3	(0.1)	0.6	0.3
Total other income (expense), net	2.4	(8.7)	(10.7)	(2.9)	—	3.4	3.2	(13.2)

Net income	22.3	27.7	19.7	15.8	6.5	19.5	28.8	17.6
Income attributable to noncontrolling interests	(2.3)	(2.5)	(1.0)	(0.3)	(0.7)	(0.3)	(1.7)	(2.4)
Net income attributable to Pangaea Logistics Solutions Ltd.	$20.0	$25.2	$18.7	$15.5	$5.8	$19.2	$27.1	$15.2

Earnings (loss) per common share:
Basic	$0.45	$0.56	$0.42	$0.35	$0.13	$0.44	$0.61	$0.34
Diluted	$0.45	$0.56	$0.42	$0.34	$0.13	$0.43	$0.60	$0.34
Weighted average shares used to compute earnings per common share
Basic	44,388,960	44,430,487	44,415,575	44,435,664	43,971,352	43,998,424	44,004,980	44,004,980
Diluted	45,192,983	45,070,533	44,640,278	44,985,969	44,549,286	44,688,602	44,927,456	44,689,309

NOTE 16 - SUBSEQUENT EVENTS

On January 18, 2023 the Company entered into a memorandum of agreement to sell m/v Bulk Newport for $9.2 million. The vessel was delivered to the buyer on March 3, 2023.

On February 15, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per common share, to be paid on March 15, 2023, to all shareholders of record as of March 1, 2023.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2023.

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

Signature	Title	Date

/s/ Mark L. Filanowski	Chief Executive Officer	March 15, 2023
Mark L. Filanowski

/s/ Gianni DelSignore	Chief Financial Officer, Principal	March 15, 2023
Gianni DelSignore	Accounting Officer

/s/ Carl Claus Boggild	Director	March 15, 2023
Carl Claus Boggild

/s/ Richard T. du Moulin	Chairman of the Board, Director	March 15, 2023
Richard T. du Moulin

/s/ Anthony Laura	Director	March 15, 2023
Anthony Laura

/s/ Eric S. Rosenfeld	Director	March 15, 2023
Eric S. Rosenfeld

/s/ David D. Sgro	Director	March 15, 2023
David D. Sgro

2

Exhibit no.	Description
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form S-1 filed on February 4, 2015).
3.2	Bye-laws of Company (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form S-1 filed on February 4, 2015.)
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

10.4	Bareboat Charter Party Dated May 23, 2018 (incorporated by reference to Exhibit 10.43 of the Registrant's Current Report on Form 10-Q filed on August 7, 2018).
10.5	Bareboat Charter Party Dated August 2, 2018 (incorporated by reference to Exhibit 10.43 of the Registrant's Current Report on Form 10-Q filed on November 8, 2018).
10.6	Bareboat Charter Party Dated February 21, 2019 (incorporated by reference to Exhibit 10.44 of the Registrant's Current Report on Form 10-Q filed on May 15, 2019).
10.7	The Amended Senior Facility - Dated May 13, 2019 (incorporated by reference to Exhibit 10.45 of the Registrant's Current Report on Form 10-Q filed on August 12, 2019).
10.8	Bulk Friendship Bareboat Charter Party Dated September 10th 2019 (incorporated by reference to Exhibit 10.46 of the Registrant's Current Report on Form 10-Q filed on November 7, 2019).
10.9	Limited Liability Company Agreement of Nordic Bulk Partners LLC. (incorporated by reference to Exhibit 10.18 of the Registrant's Current Report on Form 10-K filed on March 23, 2020).
10.10	Bareboat Charter Party Dated September 27, 2019 (incorporated by reference to Exhibit 10.19 of Registrant's Current Report on Form 10-K filed on March 23, 2020).
10.11
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (incorporated by reference to Exhibit 10.19 of Registrant's Current Report on Form 10-K filed on March 23, 2020).

10.12	Bulk Courageous Bareboat Charter dated March 27, 2021 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 10-Q filed on August 10, 2021).
10.13	Bulk Valor Corp. Loan and Security Agreement dated as of June 17, 2021 (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 10-Q filed on August 10, 2021).
10.14
Bulk Nordic Five Ltd. Amendment and Restatement Agreement of Bareboat Charter dated July 1, 2021 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 10-Q filed on November 9, 2021).

10.15	Bulk Promise Corp. Loan and Security Agreement dated as of July 7, 2021 (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 10-Q filed on November 9, 2021).
10.16
Bareboat Charter Party by and between Phoenix Bulk 25 Corp. and Delta Partner Ltd Dated January 27, 2022 (incorporated by reference to Exhibit 10.1of Registrant's Current Report on Form 10-Q filed on May 10, 2022).

10.17	Bulk Sachuest Corp. Loan and Security Agreement dated as of October 13, 2022 *
23.1	Consent of Grant Thornton LLP.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith
3