Form 10-Q
period 2023-03-31
Pangaea Logistics Solutions Ltd.
filed 2023-05-10
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Common Stock, par value $0.0001 per share, 46,466,622 shares outstanding as of May 8, 2023.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$129,149,673	$128,384,606
Accounts receivable (net of allowance of $4,197,323 and $4,367,848 at March 31, 2023 and December 31, 2022, respectively)	33,439,701	36,755,149
Bunker inventory	26,734,280	29,104,436
Advance hire, prepaid expenses and other current assets	30,439,156	28,266,831
Total current assets	219,762,810	222,511,022

Fixed assets, net	461,744,846	476,524,752
Finance lease right of use assets, net	42,985,763	43,921,569
Other non-current assets	5,734,456	5,284,127
Total assets	$730,227,875	$748,241,470

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$40,224,765	$38,554,131
Deferred revenue	16,419,178	20,883,958
Current portion of secured long-term debt	13,373,846	15,782,530
Current portion of finance lease liabilities	16,467,180	16,365,075
Dividend payable	639,632	626,178
Total current liabilities	87,124,601	92,211,872

Secured long-term debt, net	95,561,614	98,819,739
Finance lease liabilities, net	164,519,655	168,513,939
Long-term liabilities - other - Note 10	19,829,654	19,974,390

Commitments and contingencies - Note 9

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 46,466,622 shares issued and outstanding at March 31, 2023; 45,898,395 shares issued and outstanding at December 31, 2022	4,648	4,590
Additional paid-in capital	163,623,173	162,894,080
Retained earnings	150,140,417	151,327,392
Total Pangaea Logistics Solutions Ltd. equity	313,768,238	314,226,062
Non-controlling interests	49,424,113	54,495,468
Total stockholders' equity	363,192,351	368,721,530
Total liabilities and stockholders' equity	$730,227,875	$748,241,470

 The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues:
Voyage revenue	$107,950,123	$176,336,751
Charter revenue	5,748,952	15,425,652
Total revenue	113,699,075	191,762,403
Expenses:
Voyage expense	56,814,631	65,250,467
Charter hire expense	22,590,840	77,711,607
Vessel operating expense	13,606,815	13,187,833
General and administrative	5,691,733	5,281,388
Depreciation and amortization	7,326,860	7,301,419
Loss on impairment of vessel	—	3,007,809
Loss on sale of vessel	1,172,196	—
Total expenses	107,203,075	171,740,523

Income from operations	6,496,000	20,021,880

Other income (expense):
Interest expense	(4,250,514)	(3,371,712)
Interest income	1,049,846	539
Loss (income) attributable to Non-controlling interest recorded as long-term liability interest expense	144,736	(1,840,333)
Unrealized (loss) gain on derivative instruments, net	(423,569)	7,500,314
Other income	386,413	137,207
Total other (expense) income, net	(3,093,088)	2,426,015

Net income	3,402,912	22,447,895
Loss (income) attributable to non-controlling interests	71,355	(2,279,930)
Net income attributable to Pangaea Logistics Solutions Ltd.	$3,474,267	$20,167,965

Earnings per common share:
Basic	$0.08	$0.45
Diluted	$0.08	$0.45

Weighted average shares used to compute earnings per common share:
Basic	44,712,290	44,388,960
Diluted	45,116,719	45,192,983

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	45,898,395	$4,590	$162,894,080	$151,327,392	$314,226,062	$54,495,468	$368,721,530
Share-based compensation	—	—	856,434	—	856,434	—	856,434
Issuance of restricted shares, net of forfeitures	568,227	58	(127,341)	—	(127,283)	—	(127,283)
Distribution to Non-Controlling Interests	—	—	—	—	—	(5,000,000)	(5,000,000)
Common Stock Dividend	—	—	—	(4,661,242)	(4,661,242)	—	(4,661,242)
Net Income	—	—	—	3,474,267	3,474,267	(71,355)	3,402,912
Balance at March 31, 2023	46,466,622	$4,648	$163,623,173	$150,140,417	$313,768,238	$49,424,113	$363,192,351

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	45,617,840	4,562	161,534,280	85,663,375	247,202,217	53,479,177	300,681,394
Share-based compensation	—	—	827,806	—	827,806	—	827,806
Issuance of restricted shares, net of forfeitures	374,137	37	(287,667)	—	(287,630)	—	(287,630)
Distribution to Non-Controlling Interests	—	—				(5,000,000)	(5,000,000)
Common Stock Dividend	—	—		(2,276,596)	(2,276,596)		(2,276,596)
Net Income	—	—	—	20,167,965	20,167,965	2,279,930	22,447,895
Balance at March 31, 2022	45,991,977	$4,599	$162,074,419	$103,554,744	$265,633,762	$50,759,107	$316,392,869

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$3,402,912	$22,447,895
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	7,326,860	7,301,419
Amortization of deferred financing costs	239,207	256,830
Amortization of prepaid rent	30,484	30,484
Unrealized loss (gain) on derivative instruments	423,569	(7,500,314)
Income from equity method investee	(386,413)	(137,207)
(Loss) earnings attributable to non-controlling interest recorded as other long term liability	(144,736)	1,840,333
(Recovery) provision for doubtful accounts	(170,525)	696,869
Loss on impairment of vessel	—	3,007,809
Loss on sale of vessel	1,172,196	—
Drydocking costs	(1,347,899)	(1,638,364)
Share-based compensation	856,434	827,806
Change in operating assets and liabilities:
Accounts receivable	3,485,973	12,196,570
Bunker inventory	2,370,157	(12,061,014)
Advance hire, prepaid expenses and other current assets	(2,917,384)	6,255,996
Accounts payable, accrued expenses and other current liabilities	1,695,595	4,843,359
Deferred revenue	(4,464,780)	(6,306,463)
Net cash provided by operating activities	11,571,650	32,062,008

Investing activities
Purchase of vessels and vessel improvements	(75,291)	(18,261,685)
Purchase of fixed assets and equipment	—	(67,178)
Proceeds from sale of vessel	8,933,700	—
(Contributions to) payment from non-consolidated subsidiaries	(63,917)	81,495
Net cash provided by (used in) investing activities	8,794,492	(18,247,368)

Financing activities
Payments of financing fees and debt issuance costs	—	(331,317)
Payments of long-term debt	(5,765,505)	(3,353,207)
Proceeds from finance leases	—	15,000,000
Payments of finance lease obligations	(4,060,499)	(3,837,280)
Dividends paid to non-controlling interests	(5,000,000)	(5,000,000)
Accrued common stock dividends paid	(4,647,788)	(2,292,620)
Cash paid for incentive compensation shares relinquished	(127,283)	(287,630)
Net cash used in financing activities	(19,601,075)	(102,054)

Net increase in cash and cash equivalents	765,067	13,712,586
Cash and cash equivalents at beginning of period	128,384,606	56,208,902
Cash and cash equivalents at end of period	$129,149,673	$69,921,488

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

At March 31, 2023, the Company owns three Panamax, two Ultramax Ice Class 1C, one Ultramax and eight Supramax drybulk vessels. The Company owns two-thirds of Nordic Bulk Holding Company Ltd. ("NBHC") which owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company owns 50% of Nordic Bulk Partners LLC. ("NBP") which owns a fleet of four Post Panamax Ice Class 1A drybulk vessels. The Company also has a 50% interest in the owner of a deck barge.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

As of January 1, 2023, we adopted ASU No. 2016-13, "Financial Instruments—Credit Losses" ("ASU 2016-13"). ASU 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The adoption of the accounting standard did not have any material impact on our consolidated financial statements.

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the percentage completion of spot voyages, the establishment of the allowance for credit losses and the estimate of salvage value used in determining vessel depreciation expense. Actual results could differ from those estimates.

Advance hire, prepaid expenses and other current assets

Advance hire, prepaid expenses and other current assets were comprised of the following:

	March 31, 2023	December 31, 2022
	(unaudited)
Advance hire	$4,764,318	$3,491,835
Prepaid expenses	5,577,989	4,777,648
Accrued receivables	6,243,358	7,721,500
Cash margin on deposit	5,352,763	3,239,947
Derivative assets (1)	4,147,085	4,892,144
Other current assets	4,353,643	4,143,757
	$30,439,156	$28,266,831
(1) The Derivative assets were included in Other current assets at December 31, 2022.

Other non-current Assets

Other non-current assets were comprised of the following:

	March 31, 2023	December 31, 2022
Name	(unaudited)
Investment in Seamar Management	$699,302	$598,725
Investment in Pangaea Logistics Solutions (US) LLC	4,018,523	3,954,605
Investment in Narragansett Bulk Carriers (US) Corp	519,975	234,141
Other investments	496,656	496,656
	$5,734,456	$5,284,127

Accounts payable, accrued expenses and other current liabilities
Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	March 31, 2023	December 31, 2022
	(unaudited)
Accounts payable	$9,812,970	$9,979,451
Accrued expenses	9,005,625	11,795,973
Bunkers suppliers	9,753,506	6,526,725
Charter hire payable	11,094,845	9,337,941
Other accrued liabilities	557,819	914,041
	$40,224,765	$38,554,131

Leases

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, Leases ("ASC 842"), the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending March 31, 2023, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

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

At March 31, 2023, the Company had six vessel chartered to customers under time charters that contained a lease. These six leases varied in original length from 37 days to 174 days. The lease payments due under these arrangements totaled approximately $2,833,000 and each of the time charters were due to be completed in 44 days or less.

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

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	March 31, 2023	December 31, 2022
	(unaudited)
Money market accounts – cash equivalents	$38,349,871	$33,689,361
Time deposit accounts - cash equivalents	60,085,551	46,000,000
Cash (1)	30,714,251	48,695,245
Total cash and cash equivalents	$129,149,673	$128,384,606

(1) Consists of cash deposits at various major banks.

As of March 31, 2023 and December 31, 2022, we held cash and cash equivalents in the following subsidiaries:

Cash and cash equivalents	March 31, 2023	December 31, 2022
	(unaudited)
Pangaea (1)	$100,198,822	$85,398,332
NBHC (2)	20,176,912	34,718,529
NBP and Deck Barge (3)	8,773,939	8,267,745
Total cash and cash equivalents	$129,149,673	$128,384,606

(1) Held by 100% owned Pangaea consolidated subsidiaries
(2) Held by a 67% owned Pangaea consolidated subsidiary
(3) Held by a 50% owned Pangaea consolidated subsidiary

NOTE 4 - FIXED ASSETS

At March 31, 2023, the Company owned twenty-four dry bulk vessels including eight financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	March 31,	December 31,
	2023	2022
	(unaudited)
m/v NORDIC ODYSSEY (1)	$20,251,200	$20,685,092
m/v NORDIC ORION (1)	21,002,307	21,406,429
m/v NORDIC OSHIMA (1)	23,953,647	24,292,108
m/v NORDIC OLYMPIC (1)	24,297,475	24,627,857
m/v NORDIC ODIN (1)	24,397,484	24,726,033
m/v NORDIC OASIS (1)	25,888,026	26,232,723
m/v NORDIC NULUUJAAK (2) (4)	37,161,221	37,518,857
m/v NORDIC QINNGUA (2) (4)	37,075,867	37,428,322
m/v NORDIC SANNGIJUQ (2) (4)	36,655,924	37,000,230
m/v NORDIC SIKU(2) (4)	37,047,374	37,393,171
m/v BULK ENDURANCE	22,794,587	23,106,438
m/v BULK COURAGEOUS (4)	15,627,805	15,755,839
m/v BULK CONCORD (4)	19,136,437	19,394,966
m/v BULK NEWPORT	—	10,211,578
m/v BULK FREEDOM	8,513,607	7,464,118
m/v BULK PRIDE	11,929,790	12,174,942
m/v BULK SPIRIT (4)	11,732,489	11,703,170
m/v BULK SACHUEST	17,055,812	17,188,278
m/v BULK INDEPENDENCE	14,597,890	14,879,681
m/v BULK FRIENDSHIP (4)	13,463,111	13,680,578
m/v BULK VALOR	16,938,354	17,106,444
m/v BULK PROMISE	17,457,107	17,619,467
MISS NORA G PEARL (3)	2,156,372	2,268,086
	459,133,886	473,864,407
Other fixed assets, net	2,610,960	2,660,345
Total fixed assets, net	$461,744,846	$476,524,752

Right of Use Assets
m/v BULK XAYMACA	$12,717,876	$13,082,596
m/v BULK DESTINY	19,553,509	19,814,777
m/v BULK TRIDENT	10,714,378	11,024,196
	$42,985,763	$43,921,569

(1) Vessels are owned by NBHC, a consolidated joint venture in which the Company has a two-third ownership interest at March 31, 2023 and December 31, 2022, respectively.

(2) Vessels are owned by NBP, a consolidated joint venture in which the Company has a 50% ownership interest at March 31, 2023 and December 31, 2022.
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

During the first quarter of 2023, the Company determined that a triggering event occurred related to the sale of a vessel, as the carrying value exceeded its fair value. On January 18, 2023, the Company signed a memorandum of agreement to sell the m/v Bulk Newport for $8.9 million in net consideration after brokerage commissions. As a result, we recorded a loss on sale of $1.2 million in the first quarter of 2023. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amounts and as such, no additional loss on impairment was recognized.

During the first quarter of 2022, the Company determined that a triggering event occurred related to the sale of a vessel, as the carrying value exceeded its fair value. On April 20, 2022, the Company signed a memorandum of agreement to sell the m/v Bulk Pangaea for $8.6 million in net consideration after brokerage commissions. As a result, we recorded an impairment charge of $3.0 million in the first quarter of 2022. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amounts and as such, no additional loss on impairment was recognized.

NOTE 5 - DEBT

Long-term debt consists of the following:

	March 31, 2023	December 31, 2022	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	13,929,754	14,395,409	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3)	43,400,000	44,600,000	3.38%	June 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (4)
Bulk Nordic Six Ltd. - Tranche A (2)	9,833,326	10,099,993	4.39%	May 2024
Bulk Nordic Six Ltd. - Tranche B	—	2,070,000		Paid in full in January 10, 2023
Bulk Pride - Tranche C (2)	2,725,000	3,000,000	5.39%	May 2024
Bulk Independence - Tranche E (2)	10,250,000	10,500,000	3.54%	May 2024
Bulk Valor Corp. Loan and Security Agreement (2)	11,093,113	11,424,507	3.29%	June 2028
Bulk Promise Corp. (2)	10,723,556	11,069,630	5.45%	October 2027
Bulk Sachuest (2)	8,313,751	8,500,000	6.19%	October 2029
109 Long Wharf Commercial Term Loan	—	374,466		Paid in full in January 24, 2023
Total	$110,268,500	$116,034,005
Less: unamortized issuance costs, net	(1,333,040)	(1,697,209)
	$108,935,460	$114,336,796
Less: current portion	(13,373,846)	(15,443,115)
Secured long-term debt, net	$95,561,614	$98,893,681

(1)As of March 31, 2023.
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

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
(unaudited)
2023 (remainder of the year)	$10,017,024
2024	30,751,725
2025	10,476,019
2026	10,638,024
2027	39,955,014
Thereafter	8,430,694
$110,268,500

Financial Covenants

Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of March 31, 2023 and December 31, 2022.

NOTE 6 - FINANCE LEASES

The Bulk Destiny, Bulk Trident, Bulk Xaymaca, Bulk Spirit, Bulk Friendship, Bulk Courageous, Nordic Nuluujaak, Nordic Qinngua, Nordic Sanngiguq, Nordic Siku and Bulk Concord are classified as finance leases and the leases are secured by the assignment of earnings and insurances and by guarantees of the Company. Minimum lease payments under finance leases are recognized on a straight‑line basis over the term of the lease and the Company will own these vessels at the end of lease term. Refer to the Company's annual report Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 15, 2023 for additional information on these finance leases.

Finance lease consists of the following as of March 31, 2023:

	March 31, 2023	December 31, 2022	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk PODS Ltd.	$6,145,833	$6,606,770	5.08%	December 2027
Bulk Trident Ltd.	5,145,586	5,551,836	4.97%	June 2027
Bulk Spirit Ltd.	8,342,448	8,627,604	5.10%	February 2027
Bulk Nordic Five Ltd. (2)	12,761,526	13,142,885	3.92%	April 2028
Bulk Friendship Corp. (2)	9,258,955	9,507,875	5.29%	September 2024
Bulk Nordic Seven LLC (3)	29,694,533	30,100,318	6.80%	May 2036
Bulk Nordic Eight LLC(3)	29,679,918	30,088,514	6.80%	June 2036
Bulk Nordic Nine LLC(3)	29,769,339	30,163,750	6.80%	September 2036
Bulk Nordic Ten LLC(3)	29,880,562	30,276,595	6.80%	November 2036
Bulk Courageous Corp. (2)	9,900,000	10,200,000	3.93%	April 2028
Phoenix Bulk 25 Corp. (2)	13,272,937	13,645,990	4.67%	February 2029
Total	$183,851,637	$187,912,137
Less: unamortized issuance costs, net	(2,864,802)	(3,033,123)
	$180,986,835	$184,879,014
Less: current portion	(16,467,180)	(16,365,075)
Secured long-term debt, net	$164,519,655	$168,513,939

(1)As of March 31, 2023 including the effect of interest rate cap if any.
(2)Interest rates on the loan facilities are fixed.
(3)The Company entered into an interest rate cap through Q2 of 2026 and Q4 2026 which caps the LIBOR rate at 3.25%.

The following table provides details of the Company's future minimum lease payments under finance lease liabilities recorded on the Company's consolidated balance sheets as of March 31, 2023.

Year ending December 31,	Amount
(unaudited)
2023 (remainder of the year)	$23,008,493
2024	35,973,099
2025	26,642,442
2026	24,048,813
2027	24,249,449
Thereafter	140,990,896
Total minimum lease payments	$274,913,192
Less imputed interest	91,061,555
Present value of minimum lease payments	183,851,637
Less current portion	(16,467,180)
Less issuance costs	(2,864,802)
Long-term portion	$164,519,655

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	03/31/2023	12/31/2022	Balance Sheet Location	3/31/2023	12/31/2022
		(unaudited)			(unaudited)
Margin accounts (1)	Other current assets	$5,352,763	$3,239,947	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$—	$—	Other current liabilities	$2,223	$164,787
Fuel swap contracts (2)	Other current assets	$78,155	$—	Other current liabilities		$158,926
Interest rate cap (2)	Other current assets	$4,068,930	$4,892,144	Other current liabilities	$—	$—

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and three months ended March 31, 2023 and 2022:

	Unrealized (loss) gain on derivative instruments
	For the three months ended
Derivative instruments	03/31/2023	3/31/2022
	(unaudited)
Forward freight agreements	$162,564	$2,759,907
Fuel Swap Contracts	237,081	3,022,781
Interest rate cap	(823,214)	1,717,626
Total (loss) gain	$(423,569)	$7,500,314

NOTE 8 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2022	Activity	March 31, 2023
		(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables) (i)	$1,643,806	(277,088)	$1,366,718
Commissions payable (trade payables) (ii)	$—	57,896	$57,896

i.Seamar Management S.A. ("Seamar")
ii.Phoenix Bulk Carriers (Brasil) Intermediacoes Maritimas Ltda. - a wholly-owned Company of a member of the Board of Directors

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three months ended March 31, 2023 and 2022, the Company incurred technical management fees of approximately $793,200 and $781,800, respectively, under this arrangement.

The Company paid cash dividends of $5.0 million to a non-controlling interest holder of NBHC during the three months ended March 31, 2023.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Acquisition of Port and Terminal Operation

On March 24, 2023, the Company signed a Members Interest Purchase Agreement for the acquisition of marine port terminal operations. Under the terms of the agreement, Pangaea will acquire all onshore assets, licenses and business operations related to the sellers terminal operation for a total purchase price of $7.2 million.

Long-term Contracts Accounted for as Operating Leases

The Company leases office space for its Copenhagen operations. Since December 31, 2018, this lease continues on a month to month basis. The non-cancelable period is six months.

The Company leases office space for its Singapore operations. In August 2021, the Company renewed its lease for a two year period. At March 31, 2023, the remaining lease term is five months.

For the three months ended March 31, 2023 and 2022, the Company recognized approximately $52,000 as lease expense for office leases in General and Administrative Expenses.

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

The Company paid off the $7.5 million note payable in relation to the acquisition of an additional one-third equity interest in NBHC in September of 2022. NBHC continues to be a consolidated entity in the Company’s consolidated financial statements pursuant to ASC 810-10. The portion of NBHC not owned by the Company will continue to be recognized as non-controlling interest in the Company’s consolidated financial statements.

The roll-forward of Other Long-term Liabilities are as follows:

	03/31/2023	12/31/2022
	(unaudited)
Beginning Balance	$19,974,390	$17,806,976
Payments to non-controlling interest recorded as long-term liability	—	(2,050,000)
(Loss) earnings attributable to non-controlling interest recorded as other long term liability	(144,736)	6,717,414
Reclassification of deferred consideration related to acquisition of non-controlling interest to other current liabilities	—	2,500,000
Payments on other long-term liability	—	(5,000,000)
Ending balance	$19,829,654	$19,974,390

NOTE 11 - NET INCOME PER COMMON SHARE

The computation of basic net income per share is based on the weighted average number of common shares outstanding for the three months ended March 31, 2023 and 2022. Diluted net income per share gives effect to restricted stock awards.

The following table summarizes the calculation of basic and diluted income per share:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(unaudited)
Net income	$3,474,267	$20,167,965
Weighted Average Shares - Basic	44,712,290	44,388,960
Dilutive effect of restricted stock awards	404,429	804,023
Weighted Average Shares - Diluted	45,116,719	45,192,983
Basic net income per share	$0.08	$0.45
Diluted net income per share	$0.08	$0.45

NOTE 12 - SUBSEQUENT EVENTS

The Company signed a memorandum of agreement on April 21, 2023, for the purchase of a 61,000 dwt, 2014 built Ultramax dry bulk vessel, for a total cost of $26.6 million. The Company is expected to take delivery of the vessel in June 2023.

On May 9, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per common share, to be paid on June 15, 2023, to all shareholders of record as of June 1, 2023.

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

Selected Financial Information

(in thousands, except for shipping days data and per share data) (figures may not foot due to rounding)	For the three months ended March 31,
	2023	2022
Selected Financial Data	(unaudited)
Voyage revenue	$107,950	$176,337
Charter revenue	5,749	15,426
Total revenue	113,699	191,762
Voyage expense	56,815	65,250
Charter hire expense	22,591	77,712
Vessel operating expenses	13,607	13,188
Total cost of transportation and service revenue	93,012	156,150
Vessel depreciation and amortization	7,299	7,283
Gross Profit	13,387	28,329
Other operating expenses	5,719	5,300
Loss on impairment of vessels	—	3,008
Loss on sale of vessel	1,172	—
Income from operations	6,496	20,022
Total other (expense) income, net	(3,093)	2,426
Net income	3,403	22,448
Loss (income) attributable to non-controlling interests	71	(2,280)
Net income attributable to Pangaea Logistics Solutions Ltd.	$3,474	$20,168

Net income from continuing operations per common share information
Basic net income per share	$0.08	$0.45
Diluted net income per share	$0.08	$0.45
Weighted-average common shares Outstanding - basic	44,712	44,389
Weighted-average common shares Outstanding - diluted	45,117	45,193

Adjusted EBITDA (1)	$16,238	$31,296

Shipping Days (2)
Voyage days	3,392	4,176
Time charter days	566	603
Total shipping days	3,958	4,779

TCE Rates ($/day)	$14,372	$26,472

	March 31, 2023	December 31, 2022
Selected Data from the Consolidated Balance Sheets	(unaudited)
Cash and cash equivalents	$129,150	$128,385
Total assets	$730,228	$748,241
Total secured debt, including finance leases liabilities	$289,922	$299,481
Total shareholders' equity	$363,192	$368,722

	For the three months ended March 31,
	2023	2022
	(unaudited)
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$11,572	$32,062
Net cash provided by (used in) investing activities	$8,794	$(18,247)
Net cash used in financing activities	$(19,601)	$(102)

(1)Adjusted EBITDA represents net income (or loss), determined in accordance with U.S. GAAP, excluding interest expense, interest income, income taxes, depreciation and amortization, loss on impairment, loss on sale and leaseback of vessels, share-based compensation and other non-operating income and/or expense, if any. Adjusted EBITDA is included because it is used by management and certain investors to measure operating performance and is also reviewed periodically as a measure of financial performance by Pangaea's Board of Directors. Adjusted EBITDA is not an item recognized by the generally accepted accounting principles in the United States of America, or U.S. GAAP, and should not be considered as an alternative to net income, operating income, or any other indicator of a company's operating performance required by U.S. GAAP. Pangaea’s definition of Adjusted EBITDA used here may not be comparable to the definition of EBITDA used by other companies.

(2)Shipping days are defined as the aggregate number of days in a period during which its owned or chartered-in vessels are performing either a voyage charter (voyage days) or time charter (time charter days).

The reconciliation of gross profit to net transportation and service revenue and net income in accordance with U.S. GAAP to Adjusted EBITDA is as follows:

(in thousands, figures may not foot due to rounding)	Three Months Ended March 31,
	2023	2022
Net Transportation and Service Revenue (3)	(unaudited)
Gross Profit (4)	$13,387	$28,329
Add:
Vessel Depreciation and Amortization	7,299	7,283
Net transportation and service revenue	$20,687	$35,612

Adjusted EBITDA
Net Income	$3,403	$22,448
Interest expense, net	3,201	3,371
(Loss) income attributable to Non-controlling interest recorded as long-term liability interest expense	(145)	1,840
Depreciation and amortization	7,327	7,301
EBITDA	$13,786	$34,961
Non-GAAP Adjustments
Loss on impairment of vessels	—	3,008
Loss on sale of vessels	1,172	—
Share-based compensation	856	828
Unrealized loss (gain) on derivative instruments, net	424	(7,500)
Adjusted EBITDA	$16,238	$31,296

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

Business Overview

The dry bulk transportation and logistics industry is known for its cyclicality and volatility, which can be attributed to fluctuations in vessel supply and demand for the transportation of dry bulk commodities. Despite the dry bulk freight market reaching decade high levels in 2021 and maintaining strong performance in the first half of 2022, there was a decrease in freight demand in the third quarter of 2022, leading to a slowdown that persisted through the first quarter of 2023. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 1,020 for the first quarter of 2023, down approximately 47% from the prior quarter, and compared to an average of 1,939 for the same quarter of 2022. The average published market rates for Supramax and Panamax vessels, reflecting the composition of the company's fleet, also decreased approximately 57%, from an average of $22,637 in the first quarter of 2022 to $9,702 in the same period of 2023. As a result of the industry's volatility, we have experienced fluctuations in our quarterly and annual operating results in the past, and we expect to continue experiencing such fluctuations in the future due to various factors, including cargo demand, vessel supply, competition, and seasonality.

Effect of Inflation

High inflation in the United States and in many of the global economies where the Company operates is beginning to impact vessel operating costs, including crew travel, transportation of equipment and spares, and drydocking costs. We expect crew payroll expenses to stabilize over the near and medium term, however other inflated cost changes may make our vessel daily operating costs higher. Increases in the cost of fuel consumed on voyages are usually absorbed by cargo market rates passed on to customers or covered by fuel cost pass through under the terms of long-term contracts. Because interest rates on a large portion of the Company’s long-term debt, and finance leases is fixed or capped, the impact of higher interest rates on the Company’s earnings is limited.

Quarterly TCE Performance

For the three months ended March 31, 2023, the Company's TCE rates were down 46% to $14,372 from $26,472 for the three months ended March 31, 2022. The Company's achieved TCE rates declined as the overall dry bulk market rates declined for the three months ended March 31, 2023. The Company's achieved TCE rate for the three months ended March 31, 2023 outperformed the average of the Baltic panamax and supramax market indexes and exceeded the average market rates by approximately 48% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet and its cargo-focused strategy.

1st Quarter Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was approximately $3.5 million for three months ended March 31, 2023 as compared to approximately $20.2 million for the same period of 2022.
•Diluted net income per share was $0.08 for three months ended March 31, 2023, as compared to $0.45 for the same period of 2022.
•Pangaea's TCE rates were $14,372 for the three months ended March 31, 2023 and $26,472 for the three months ended March 31, 2022.
•Adjusted EBITDA was $16.2 million for the three months ended March 31, 2023, as compared to $31.3 million for the same period of 2022.
•At the end of the quarter, Pangaea had $129.1 million in cash, and cash equivalents.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters. Total revenue for the three months ended March 31, 2023 was $113.7 million, compared to $191.8 million for the same period in 2022, a 41% decrease. The decrease in revenues was primarily due to lower average TCE rates earned as discussed above as well as a decrease in total shipping days. The total number of shipping days decreased 17% to 3,958 in the three months ended March 31, 2023, compared to 4,779 for the same period in 2022.

Components of revenue are as follows:

Voyage revenues decreased by 39% for the three months ended March 31, 2023 to $108.0 million compared to $176.3 million for the same period in 2022. The decrease in voyage revenues was primarily due to lower average TCE rates earned and a lower number of voyage days which decreased 19% to 3,392 for the three months ended March 31, 2023 compared to 4,176 for the same period in 2022.

Charter revenues decreased to $5.7 million from $15.4 million, or 63%, for the three months ended March 31, 2023 compared to the same period in 2022. The decrease in charter revenues was due to a decrease in time charter days which were down 6% to 566 in the first quarter of 2023 from 603 for the same quarter in 2022 and decreased charter hire rates earned. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charter arrangements.

Voyage Expenses

Voyage expenses were $56.8 million for the three months ended March 31, 2023, compared to $65.3 million for the same period in 2022, a decrease of approximately 13%. The decrease was attributable to a decrease in bunker consumption and port costs. Total costs of bunkers consumed decreased by 6.6% for the three months ended March 31, 2023 compared to the same period in 2022. The reduction in bunker expenses was primarily attributable to the decrease in voyage days offset by a higher market price for bunkers. Port expenses decreased by 19% compared to prior year due to the decrease in voyage days.

Charter Hire Expenses

Charter hire expenses for the three months ended March 31, 2023 were $22.6 million, compared to $77.7 million for the same period in 2022, a 71% decrease. The decrease in charter hire expenses was primarily due to an decrease in market rates to charter-in vessels. The average published market rates for Supramax and Panamax vessels decreased approximately 57% from an average of $22,637 in the first quarter of 2022 to $9,702 in the same period of 2023. Chartered-in days decreased 33% from 2,664 days in the three months ended March 31, 2022 to 1,778 days for the three months ended March 31, 2023. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the three months ended March 31, 2023 were $13.6 million, compared to $13.2 million for the same period in 2022, an increase of approximately 3%. The ownership days for the three months ended March 31, 2023 and 2022 were 2,222 and 2,203, respectively, up 1%. Excluding technical management fees, vessel operating expenses on a per day basis were $5,632 for the three months ended March 31, 2023 and $5,345 for the three months ended March 31, 2022. Technical management fees were approximately $1.1 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. The increase in vessel operating expenses was mainly attributable to an increase in crew expenses due to an increase in crewing costs, crew changes and the ongoing war in Ukraine. The Company also continues to face general inflationary pressures particularly impacting the cost of lubes, stores and spares.

General and Administrative Expenses

General and administrative expenses were $5.7 million and $5.3 million for the three months ended March 31, 2023 and 2022, respectively. The increase was driven by higher accounting fees and the timing of recognition of those fees in 2023 compared to 2022, along with increased compensation costs. However, this was partially offset by a decrease in incentive compensation costs recognized in the first quarter of 2023 compared to the prior year.

Unrealized gain (loss) on derivative instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, and when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts and forward bookings with forward freight agreements and bunkers swaps. The utilization of such derivatives can lead to fluctuations in the Company's reported results from operations on a period-to-period basis as the Company marks these positions to market at the balance sheet date while settlement of the position and execution of the physical transaction may occur at a future date. The Company recognized a mark to market gain on bunker swaps of approximately $0.2 million and on forward freight agreements (FFAs) of approximately $0.2 million in the three months ended March 31, 2023. The fair value loss on interest rate derivative amounted to approximately $0.8 million for the three months ended March 31, 2023. These gains and losses resulted from changes in the fair value of the derivatives at the respective balance sheet dates.
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

During the first quarter of 2023, the Company determined that a triggering event occurred related to the sale of a vessel, as the carrying value exceeded its fair value. On January 18, 2023, the Company signed a memorandum of agreement to sell the m/v Bulk Newport for $8.9 million in net consideration after brokerage commissions. As a result, we recorded a loss on sale of $1.2 million in the first quarter of 2023. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amounts and as such, no additional loss on impairment was recognized.

During the first quarter of 2022, the Company determined that a triggering event occurred related to the sale of a vessel, as the carrying value exceeded its fair value. On April 20, 2022, the Company signed a memorandum of agreement to sell the m/v Bulk Pangaea for $8.6 million in net consideration after brokerage commissions. As a result, we recorded an impairment charge of $3.0 million in the first quarter of 2022. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amounts and as such, no additional loss on impairment was recognized.

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

At March 31, 2023 and December 31, 2022, the Company had working capital of $132.6 million and $130.3 million, respectively.

Cash Flows:

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2023 and 2022. We have derived these summarized statements of cash flows from the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
(In millions)	March 31, 2023	March 31, 2022
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$11.4	$27.1
Changes in operating assets and liabilities, net	0.2	4.9
Operating activities	11.6	32.1
Investing activities	8.8	(18.2)
Financing activities	(19.6)	(0.1)
Net change	$0.8	$13.7

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2023 was $11.6 million compared to net cash provided by operating activities of $32.1 million for the three months ended March 31, 2022. The cash flows from operating activities decreased compared to the same period in the prior year primarily due to the decrease in income from operations, and timing of customer receipts and supplier payments.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2023 was $8.8 million compared to net cash used in investing activities of $18.2 million for the same period in 2022. The Company received proceeds from the sale of one vessel for net proceeds of $8.9 million during the three months ended March 31, 2023. The Company purchased one vessel for $18.3 million during the first quarter of 2022.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2023 and 2022 was $19.6 million and $0.1 million, respectively. During the three months ended March 31, 2023, the Company repaid $5.8 million of long term debt and $4.1 million of finance leases. The Company also paid $4.6 million of cash dividends.

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

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, and to capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned or partially owned and controlled fleet at March 31, 2023 includes: nine Panamax drybulk carriers (six of which are Ice-Class 1A); eight Supramax drybulk carriers, three Ultramax drybulk carriers (Two of which are Ice-Class IC), and four Post Panamax Ice Class 1A drybulk vessels.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $1.3 million and $1.6 million in the three months ended March 31, 2023 and 2022, respectively. The Company expensed drydocking costs of approximately $11,000 for each of the three months ended March 31, 2023 and 2022.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at March 31, 2023 or December 31, 2022.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

No significant changes to our market risk have occurred since December 31, 2022. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk" included in the Company Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the three months ended March 31, 2023.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and the Risk Factor described below, which could materially affect the Company’s business, financial condition or future results.

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
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2023.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Mark L. Filanowski
Mark L. Filanowski
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)