Form 10-Q
period 2023-06-30
Pangaea Logistics Solutions Ltd.
filed 2023-08-09
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Common Stock, par value $0.0001 per share, 46,466,622 shares outstanding as of August 7, 2023.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$84,295,860	$128,384,606
Accounts receivable (net of allowance of $5,497,118 and $4,367,848 at June 30, 2023 and December 31, 2022, respectively)	42,822,372	36,755,149
Bunker inventory	27,452,209	29,104,436
Advance hire, prepaid expenses and other current assets	32,359,905	28,266,831
Total current assets	186,930,346	222,511,022

Fixed assets, net	486,380,572	476,524,752
Finance lease right of use assets, net	42,050,361	43,921,569
Goodwill	3,104,800	—
Other non-current assets	6,106,786	5,284,127
Total assets	$724,572,865	$748,241,470

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$46,705,982	$38,554,131
Deferred revenue	14,500,065	20,883,958
Current portion of secured long-term debt	32,259,599	15,782,530
Current portion of finance lease liabilities	16,423,228	16,365,075
Dividend payable	808,862	626,178
Total current liabilities	110,697,736	92,211,872

Secured long-term debt, net	73,441,002	98,819,739
Finance lease liabilities, net	160,627,406	168,513,939
Long-term liabilities - other - Note 10	18,234,990	19,974,390

Commitments and contingencies - Note 9

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 46,466,622 shares issued and outstanding at June 30, 2023; 45,898,395 shares issued and outstanding at December 31, 2022	4,648	4,590
Additional paid-in capital	163,890,246	162,894,080
Retained earnings	148,330,406	151,327,392
Total Pangaea Logistics Solutions Ltd. equity	312,225,300	314,226,062
Non-controlling interests	49,346,431	54,495,468
Total stockholders' equity	361,571,731	368,721,530
Total liabilities and stockholders' equity	$724,572,865	$748,241,470

 The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues:
Voyage revenue	$110,465,557	$173,189,073	$218,415,680	$349,525,824
Charter revenue	7,090,440	22,354,883	12,839,392	37,780,535
Terminal & Stevedore Revenue	519,657	—	519,657	—
Total revenue	118,075,654	195,543,956	231,774,729	387,306,359
Expenses:
Voyage expense	54,459,633	67,907,824	111,274,264	133,158,291
Charter hire expense	29,125,662	65,713,016	51,716,502	143,424,623
Vessel operating expense	13,210,851	12,929,700	26,817,666	26,117,533
Terminal & Stevedore Expenses	374,582	—	374,582	—
General and administrative	5,923,159	5,137,387	11,614,892	10,418,775
Depreciation and amortization	7,126,995	7,293,433	14,453,855	14,594,852
Loss on impairment of vessel	—	—	—	3,007,809
Loss on sale of vessel	—	318,032	1,172,196	318,032
Total expenses	110,220,882	159,299,392	217,423,957	331,039,915

Income from operations	7,854,772	36,244,564	14,350,772	56,266,444

Other income (expense):
Interest expense	(4,125,720)	(3,673,064)	(8,376,234)	(7,044,776)
Interest income	1,042,564	38,332	2,092,410	38,871
Income attributable to Non-controlling interest recorded as long-term liability interest expense	(905,337)	(1,702,674)	(760,600)	(3,543,007)
Unrealized (loss) gain on derivative instruments, net	(1,348,284)	(3,501,649)	(1,771,853)	3,998,665
Other income	248,863	81,231	635,275	218,438
Total other (expense) income, net	(5,087,914)	(8,757,824)	(8,181,002)	(6,331,809)

Net income	2,766,858	27,486,740	6,169,770	49,934,635
Loss (income) attributable to non-controlling interests	77,682	(2,454,307)	149,037	(4,734,237)
Net income attributable to Pangaea Logistics Solutions Ltd.	$2,844,540	$25,032,433	$6,318,807	$45,200,398

Earnings per common share:
Basic	$0.06	$0.56	$0.14	$1.02
Diluted	$0.06	$0.56	$0.14	$1.00

Weighted average shares used to compute earnings per common share:
Basic	44,775,438	44,430,487	44,744,039	44,411,025
Diluted	45,127,972	45,070,533	45,122,019	45,129,077
 The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	46,466,622	$4,648	$163,623,173	$150,140,417	$313,768,238	$49,424,113	$363,192,351
Share-based compensation	—	—	267,073	—	267,073	—	267,073
Common Stock Dividend	—	—	—	(4,654,551)	(4,654,551)	—	(4,654,551)
Net Income	—	—	—	2,844,540	2,844,540	(77,682)	2,766,858
Balance at June 30, 2023	46,466,622	$4,648	$163,890,246	$148,330,406	$312,225,300	$49,346,431	$361,571,731

Balance at December 31, 2022	45,898,395	$4,590	$162,894,080	$151,327,392	$314,226,062	$54,495,468	$368,721,530
Share-based compensation	—	—	1,123,507	—	1,123,507	—	1,123,507
Distribution to Non-Controlling Interests	—	—	—	—	—	(5,000,000)	(5,000,000)
Issuance of restricted shares, net of forfeitures	568,227	58	(127,341)	—	(127,283)	—	(127,283)
Common Stock Dividend	—	—	—	(9,315,793)	(9,315,793)	—	(9,315,793)
Net Income	—	—	—	6,318,807	6,318,807	(149,037)	6,169,770
Balance at June 30, 2023	46,466,622	$4,648	$163,890,246	$148,330,406	$312,225,300	$49,346,431	$361,571,731

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2022	45,991,977	4,599	162,074,419	103,554,744	265,633,762	50,759,107	316,392,869
Share-based compensation	—	—	310,979	—	310,979	—	310,979
Common Stock Dividend	—	—	—	(3,336,710)	(3,336,710)	—	(3,336,710)
Net Income	—	—	—	25,032,433	25,032,433	2,454,307	27,486,740
Balance at June 30, 2022	45,991,977	$4,599	$162,385,398	$125,250,467	$287,640,464	$53,213,414	$340,853,878

Balance at December 31, 2021	45,617,840	4,562	161,534,280	85,663,375	247,202,217	53,479,177	300,681,394
Share-based compensation	—	—	1,138,785	—	1,138,785	—	1,138,785
Issuance of restricted shares, net of forfeitures	374,137	37	(287,667)	—	(287,630)	—	(287,630)
Distribution to Non-Controlling Interests	—	—	—	—	—	(5,000,000)	(5,000,000)
Common Stock Dividend	—	—	—	(5,613,306)	(5,613,306)	—	(5,613,306)
Net Income	—	—	—	45,200,398	45,200,398	4,734,237	49,934,635
Balance at June 30, 2022	45,991,977	$4,599	$162,385,398	$125,250,467	$287,640,464	$53,213,414	$340,853,878

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$6,169,770	$49,934,635
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	14,453,855	14,594,852
Amortization of deferred financing costs	471,582	499,703
Amortization of prepaid rent	60,564	60,969
Unrealized loss (gain) on derivative instruments	1,771,853	(3,998,665)
Income from equity method investee	(635,275)	(218,438)
Earnings attributable to non-controlling interest recorded as other long term liability	760,600	3,543,007
Provision for doubtful accounts	1,129,270	518,796
Loss on impairment of vessel	—	3,007,809
Loss on sale of vessel	1,172,196	318,032
Drydocking costs	(3,361,280)	(4,858,510)
Share-based compensation	1,123,507	1,138,785
Change in operating assets and liabilities:
Accounts receivable	(7,196,493)	12,640,090
Bunker inventory	1,652,227	(25,675,924)
Advance hire, prepaid expenses and other current assets	(3,503,097)	12,286,477
Accounts payable, accrued expenses and other current liabilities	5,894,024	13,292,238
Deferred revenue	(6,383,893)	(7,858,791)
Net cash provided by operating activities	13,579,410	69,225,065

Investing activities
Purchase of vessels and vessel improvements	(27,039,525)	(18,501,875)
Purchase of fixed assets and equipment	—	(71,416)
Proceeds from sale of vessel	8,933,700	8,400,000
Acquisitions, net of cash acquired	(7,200,000)	—
Dividends received from equity method investments	1,627,500	—
Contributions to non-consolidated subsidiaries	—	(18,505)
Net cash used in investing activities	(23,678,325)	(10,191,796)

Financing activities
Payments of financing fees and debt issuance costs	—	(331,317)
Payments of long-term debt	(9,096,390)	(9,010,117)
Proceeds from finance leases	—	15,000,000
Payments of finance lease obligations	(8,133,049)	(7,808,388)
Dividends paid to non-controlling interests	(5,000,000)	(5,000,000)
Accrued common stock dividends paid	(9,133,109)	(5,629,329)
Cash paid for incentive compensation shares relinquished	(127,283)	(287,630)
Payments to non-controlling interest recorded as long-term liability	(2,500,000)	—
Net cash used in financing activities	(33,989,831)	(13,066,781)

Net (decrease) increase in cash and cash equivalents	(44,088,746)	45,966,488
Cash and cash equivalents at beginning of period	128,384,606	56,208,902
Cash and cash equivalents at end of period	$84,295,860	$102,175,390

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

At June 30, 2023, the Company owns three Panamax, two Ultramax Ice Class 1C, one Ultramax and nine Supramax drybulk vessels. The Company owns two-thirds of Nordic Bulk Holding Company Ltd. ("NBHC") which owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company owns 50% of Nordic Bulk Partners LLC. ("NBP") which owns a fleet of four Post Panamax Ice Class 1A drybulk vessels. The Company also has a 50% interest in the owner of a deck barge. On June 1, 2023, the Company completed the acquisition of port and terminal operation.

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

Advance hire, prepaid expenses and other current assets

Advance hire, prepaid expenses and other current assets were comprised of the following:

	June 30, 2023	December 31, 2022
	(unaudited)
Advance hire	$5,056,997	$3,491,835
Prepaid expenses	6,317,751	4,777,648
Accrued receivables	7,123,725	7,721,500
Cash margin on deposit	5,543,685	3,239,947
Derivative assets	5,288,301	4,892,144
Other current assets	3,029,446	4,143,757
	$32,359,905	$28,266,831

Other non-current Assets

Other non-current assets were comprised of the following:

	June 30, 2023	December 31, 2022
Name	(unaudited)
Intangible Assets - Note 12: Acquisitions	$2,251,100	$—
Investment in Seamar Management	723,232	598,725
Investment in unconsolidated joint ventures	1,748,899	3,954,605
Investment in Narragansett Bulk Carriers (US) Corp	519,975	234,141
Other investments	863,580	496,656
	$6,106,786	$5,284,127

Accounts payable, accrued expenses and other current liabilities
Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	June 30, 2023	December 31, 2022
	(unaudited)
Accounts payable	$14,545,982	$9,979,451
Accrued expenses	12,477,619	11,795,973
Bunkers suppliers	4,966,521	6,526,725
Charter hire payable	11,252,112	9,337,941
Other accrued liabilities	3,463,748	914,041
	$46,705,982	$38,554,131

Leases

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, Leases ("ASC 842"), the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending June 30, 2023, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

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

At June 30, 2023, the Company had three vessel chartered to customers under time charters that contained a lease. These three leases varied in original length from 31 days to 68 days. The lease payments due under these arrangements totaled approximately $1,497,000 and each of the time charters were due to be completed in 41 days or less.

At June 30, 2022, the Company had one vessel chartered to a customer under time charter that contained a lease. This lease's duration was 28 days. At June 30, 2022, lease payments due under this arrangement totaled approximately 125,000 and the time charter was due to be completed in 4 days.

The Company does not have any sales-type or direct financing leases.

Office leases

The Company has four non-cancelable office and office equipment leases. The resulting lease assets and liabilities are not material.

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

In a stevedore service contract, the Company is paid to provide cargo handling services on a per unit basis for a specified quantity of cargo. The consideration in such a contract is determined on the basis of a rate per unit of cargo handled. The contract may contain minimum quantities. Revenues from stevedore service contracts are earned and recognized on a per unit basis as completed over the performance period.

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

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	June 30, 2023	December 31, 2022
	(unaudited)
Money market accounts – cash equivalents	$26,855,278	$33,689,361
Time deposit accounts - cash equivalents	17,143,883	46,000,000
Cash (1)	40,296,699	48,695,245
Total cash and cash equivalents	$84,295,860	$128,384,606

(1) Consists of cash deposits at various major banks.

As of June 30, 2023 and December 31, 2022, the Company held cash and cash equivalents in the following subsidiaries:

Cash and cash equivalents	June 30, 2023	December 31, 2022
	(unaudited)
Pangaea (1)	$60,459,523	$85,398,332
NBHC (2)	19,584,454	34,718,529
NBP and Deck Barge (3)	4,251,883	8,267,745
Total cash and cash equivalents	$84,295,860	$128,384,606

(1) Held by 100% owned Pangaea consolidated subsidiaries
(2) Held by a 67% owned Pangaea consolidated subsidiary
(3) Held by a 50% owned Pangaea consolidated subsidiary

NOTE 4 - FIXED ASSETS

At June 30, 2023, the Company owned twenty-five dry bulk vessels including eight financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	June 30,	December 31,
	2023	2022
	(unaudited)
m/v NORDIC ODYSSEY (1)	$19,817,308	$20,685,092
m/v NORDIC ORION (1)	20,598,185	21,406,429
m/v NORDIC OSHIMA (1)	23,615,187	24,292,108
m/v NORDIC OLYMPIC (1)	23,967,093	24,627,857
m/v NORDIC ODIN (1)	24,068,935	24,726,033
m/v NORDIC OASIS (1)	25,543,329	26,232,723
m/v NORDIC NULUUJAAK (2) (4)	36,803,585	37,518,857
m/v NORDIC QINNGUA (2) (4)	36,723,412	37,428,322
m/v NORDIC SANNGIJUQ (2) (4)	36,311,617	37,000,230
m/v NORDIC SIKU(2) (4)	36,701,578	37,393,171
m/v BULK ENDURANCE	22,482,736	23,106,438
m/v BULK PRUDENCE	26,866,858	—
m/v BULK COURAGEOUS (4)	15,535,865	15,755,839
m/v BULK CONCORD (4)	18,877,907	19,394,966
m/v BULK NEWPORT	—	10,211,578
m/v BULK FREEDOM	8,312,733	7,464,118
m/v BULK PRIDE	11,684,638	12,174,942
m/v BULK SPIRIT (4)	13,485,239	11,703,170
m/v BULK SACHUEST	16,907,406	17,188,278
m/v BULK INDEPENDENCE	14,316,099	14,879,681
m/v BULK FRIENDSHIP (4)	13,245,645	13,680,578
m/v BULK VALOR	16,770,264	17,106,444
m/v BULK PROMISE	17,294,746	17,619,467
MISS NORA G PEARL (3)	2,044,660	2,268,086
	481,975,025	473,864,407
Other fixed assets, net	4,405,547	2,660,345
Total fixed assets, net	$486,380,572	$476,524,752

Right of Use Assets
m/v BULK XAYMACA	$12,353,157	$13,082,596
m/v BULK DESTINY	19,292,643	19,814,777
m/v BULK TRIDENT	10,404,561	11,024,196
	$42,050,361	$43,921,569

(1) Vessels are owned by NBHC, a consolidated joint venture in which the Company has a two-third ownership interest at June 30, 2023 and December 31, 2022, respectively.

(2) Vessels are owned by NBP, a consolidated joint venture in which the Company has a 50% ownership interest at June 30, 2023 and December 31, 2022.
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

The Company concluded that no triggering event had occurred during the second quarter of 2023, which would require impairment testing. However, during the first quarter of 2023, the Company determined that a triggering event had occurred related to the sale of a vessel, as its carrying value exceeded its fair value. On January 18, 2023, the Company signed a memorandum of agreement to sell the m/v Bulk Newport for $8.9 million in net consideration after brokerage commissions. As a result, we recorded a loss on sale of $1.2 million in the first quarter of 2023. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amounts and as such, no additional loss on impairment was recognized.

The Company concluded that no triggering event had occurred during the second quarter of 2022, which would require impairment testing. However, during the first quarter of 2022, the Company determined that a triggering event occurred related to the sale of a vessel, as the carrying value exceeded its fair value. On April 20, 2022, the Company signed a memorandum of agreement to sell the m/v Bulk Pangaea for $8.6 million in net consideration after brokerage commissions. As a result, we recorded an impairment charge of $3.0 million in the first quarter of 2022. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amounts and as such, no additional loss on impairment was recognized.

NOTE 5 - DEBT

Long-term debt consists of the following:

	June 30, 2023	December 31, 2022	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	13,460,664	14,395,409	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3)	42,200,000	44,600,000	3.38%	June 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (4)
Bulk Nordic Six Ltd. - Tranche A (2)	9,566,659	10,099,993	4.39%	May 2024
Bulk Nordic Six Ltd. - Tranche B	—	2,070,000		Paid in full in January 10, 2023
Bulk Pride - Tranche C (2)	2,450,000	3,000,000	5.39%	May 2024
Bulk Independence - Tranche E (2)	10,000,000	10,500,000	3.54%	May 2024
Bulk Valor Corp. Loan and Security Agreement (2)	10,761,031	11,424,507	3.29%	June 2028
Bulk Promise Corp. (2)	10,377,482	11,069,630	5.45%	October 2027
Bulk Sachuest (2)	8,121,780	8,500,000	6.19%	October 2029
109 Long Wharf Commercial Term Loan	—	374,466		Paid in full in January 24, 2023
Total	$106,937,616	$116,034,005
Less: unamortized issuance costs, net	(1,237,015)	(1,431,736)
	$105,700,601	$114,602,269
Less: current portion	(32,259,599)	(15,782,530)
Secured long-term debt, net	$73,441,002	$98,819,739

(1)As of June 30, 2023.
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

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
(unaudited)
2023 (remainder of the year)	$6,686,140
2024	30,751,725
2025	10,476,019
2026	10,638,024
2027	39,955,014
Thereafter	8,430,694
$106,937,616

Financial Covenants

Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of June 30, 2023 and December 31, 2022.

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

Finance lease consists of the following as of June 30, 2023:

	June 30, 2023	December 31, 2022	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk PODS Ltd.	$5,684,895	$6,606,770	5.54%	December 2027
Bulk Trident Ltd.	4,739,336	5,551,836	5.52%	June 2027
Bulk Spirit Ltd.	8,057,292	8,627,604	5.10%	February 2027
Bulk Nordic Five Ltd. (2)	12,376,591	13,142,885	3.92%	April 2028
Bulk Friendship Corp. (2)	9,002,526	9,507,875	5.29%	September 2024
Bulk Nordic Seven LLC (3)	29,288,060	30,100,318	6.80%	May 2036
Bulk Nordic Eight LLC(3)	29,276,537	30,088,514	6.80%	June 2036
Bulk Nordic Nine LLC(3)	29,374,350	30,163,750	6.80%	September 2036
Bulk Nordic Ten LLC(3)	29,489,913	30,276,595	6.80%	November 2036
Bulk Courageous Corp. (2)	9,600,000	10,200,000	3.93%	April 2028
Phoenix Bulk 25 Corp. (2)	12,889,587	13,645,990	4.67%	February 2029
Total	$179,779,087	$187,912,137
Less: unamortized issuance costs, net	(2,728,453)	(3,033,123)
	$177,050,634	$184,879,014
Less: current portion	(16,423,228)	(16,365,075)
Secured long-term debt, net	$160,627,406	$168,513,939

(1)As of June 30, 2023 including the effect of interest rate cap if any.
(2)Interest rates on the loan facilities are fixed.
(3)The Company entered into an interest rate cap through Q2 of 2026 and Q4 2026 which caps the LIBOR rate at 3.25%.

The following table provides details of the Company's future minimum lease payments under finance lease liabilities recorded on the Company's consolidated balance sheets as of June 30, 2023.

Year ending December 31,	Amount
(unaudited)
2023 (remainder of the year)	$15,305,194
2024	36,751,235
2025	27,001,889
2026	24,369,466
2027	24,543,577
Thereafter	142,395,020
Total minimum lease payments	$270,366,381
Less imputed interest	90,587,294
Present value of minimum lease payments	179,779,087
Less current portion	(16,423,228)
Less issuance costs	(2,728,453)
Long-term portion	$160,627,406

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	06/30/2023	12/31/2022	Balance Sheet Location	6/30/2023	12/31/2022
		(unaudited)			(unaudited)
Margin accounts (1)	Other current assets	$5,543,685	$3,239,947	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$—	$—	Other current liabilities	$1,843,288	$164,787
Fuel swap contracts (2)	Other current assets	$—	$—	Other current liabilities	$648,435	$158,926
Interest rate cap (2)	Other current assets	$5,288,301	$4,892,144	Other current liabilities	$—	$—

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	Unrealized (loss) gain on derivative instruments
	For the three months ended		For the six months ended
Derivative instruments	06/30/2023	6/30/2022	06/30/2023	6/30/2022
	(unaudited)		(unaudited)
Forward freight agreements	$(1,841,065)	$(1,698,327)	$(1,678,501)	$1,061,579
Fuel Swap Contracts	(726,590)	(2,133,497)	$(489,509)	$889,285
Interest rate cap	1,219,371	330,175	$396,157	$2,047,801
Total (loss) gain	$(1,348,284)	$(3,501,649)	$(1,771,853)	$3,998,665

NOTE 8 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2022	Activity	June 30, 2023
		(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables) (i)	$1,643,806	550,011	$2,193,817
Commissions payable (trade payables) (ii)	$—	89,075	$89,075

i.Seamar Management S.A. ("Seamar")
ii.Phoenix Bulk Carriers (Brasil) Intermediacoes Maritimas Ltda. - a wholly-owned Company of a member of the Board of Directors

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three months ended June 30, 2023 and 2022, the Company incurred technical management fees of approximately $774,000 and $815,400, respectively, under this arrangement. During the six months ended June 30, 2023 and 2022, the Company incurred technical management fees of approximately $1,567,200 and $1,597,000, respectively, under this arrangement.

During the six months ended June 30, 2023, the Company paid cash dividends of $5.0 million to a non-controlling interest holder of NBHC. Additionally, a distribution of $2.5 million was made to a non-controlling interest holder of NBP LLC.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Long-term Contracts Accounted for as Operating Leases

The Company leases office space for its Copenhagen operations. The lease expires in December 2025, at which time the lease continues on a month to month basis with a non-cancelable period of six months.

The Company leases office space for its Singapore operations. In July 2023, the Company renewed its lease for a two year period. At June 30, 2023, the remaining lease term is twenty-six months.

For the three months ended June 30, 2023 and 2022, the Company recognized approximately $52,000 as lease expense for office leases in General and Administrative Expenses.

For the six months ended June 30, 2023 and 2022, the Company recognized approximately $104,000 as lease expense for these office leases in General and Administrative Expenses.

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

The roll-forward of Other Long-term Liabilities are as follows:

	06/30/2023	12/31/2022
	(unaudited)
Beginning Balance	$19,974,390	$17,806,976
Payments to non-controlling interest recorded as long-term liability	(2,500,000)	(2,050,000)
Earnings attributable to non-controlling interest recorded as other long term liability	760,600	6,717,414
Reclassification of deferred consideration related to acquisition of non-controlling interest to other current liabilities	—	2,500,000
Payments on other long-term liability	—	(5,000,000)
Ending balance	$18,234,990	$19,974,390

NOTE 11 - NET INCOME PER COMMON SHARE

The computation of basic net income per share is based on the weighted average number of common shares outstanding for the three months ended June 30, 2023 and 2022. Diluted net income per share gives effect to restricted stock awards.

The following table summarizes the calculation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(unaudited)
Net income	$2,844,540	$25,032,433	$6,318,807	$45,200,398
Weighted Average Shares - Basic	44,775,438	44,430,487	44,744,039	44,411,025
Dilutive effect of restricted stock awards	352,534	640,046	377,980	718,052
Weighted Average Shares - Diluted	45,127,972	45,070,533	45,122,019	45,129,077
Basic net income per share	$0.06	$0.56	$0.14	$1.02
Diluted net income per share	$0.06	$0.56	$0.14	$1.00

NOTE 12 - ACQUISITIONS

On March 24, 2023, the Company signed a Members Interest Purchase Agreement for the acquisition of marine port terminal operations for a purchase price of $7.2 million. On June 1, 2023, the Company completed the acquisition for a total purchase price of $9.3 million including acquired net working capital. Under the terms of the agreement, Pangaea acquired all onshore assets, licenses and business operations related to the sellers terminal operation.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$1,772,889
Property, plant and equipment	1,844,100
Goodwill	3,104,800
Other intangible assets	2,251,100
Fair value of net assets acquired, excluding cash and cash equivalents	8,972,889
Cash and cash equivalents	326,888
Fair value of net assets acquired	$9,299,777

NOTE 13 - SUBSEQUENT EVENTS

On August 7, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per common share, to be paid on September 15, 2023, to all shareholders of record as of September 1, 2023.

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

Terminal & Stevedore Revenue. Terminal & Stevedore revenue is derived from inbound and outbound cargo handling services at ports which the Company operates in. Gross revenue is earned typically based on a per-unit rate for volumes handled.

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

Terminal & Stevedore Expenses. Terminal & Stevedore expenses represent the cost to provide the Company's cargo handling services. Terminal & Stevedore expenses include direct labor and related costs, the cost of insurance, expenses relating to repairs and maintenance of shore based equipment, trucking, and other direct miscellaneous expenses.

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

Selected Financial Information

(in thousands, except for shipping days data and per share data) (figures may not foot due to rounding)	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Selected Financial Data	(unaudited)		(unaudited)
Voyage revenue	$110,466	$173,189	$218,416	$349,526
Charter revenue	7,090	22,355	12,839	37,781
Terminal & Stevedore Revenue	520	—	520	—
Total revenue	118,076	195,544	231,255	387,306
Voyage expense	54,460	67,908	111,274	133,158
Charter hire expense	29,126	65,713	51,717	143,425
Vessel operating expenses	13,211	12,930	26,818	26,118
Terminal Expenses	375	—	375	—
Total cost of transportation and service revenue	97,171	146,551	189,808	302,700
Vessel depreciation and amortization	7,100	7,293	14,399	14,595
Gross Profit	13,805	41,700	27,193	70,011
Other operating expenses	5,951	5,137	11,670	10,419
Loss on impairment of vessels	—	—	—	3,008
Loss on sale of vessel	—	318	1,172	318
Income from operations	7,855	36,245	14,351	56,266
Total other (expense) income, net	(5,088)	(8,758)	(8,181)	(6,332)
Net income	2,767	27,487	6,170	49,935
Loss (income) attributable to non-controlling interests	78	(2,454)	149	(4,734)
Net income attributable to Pangaea Logistics Solutions Ltd.	$2,845	$25,032	$6,319	$45,200

Net income from continuing operations per common share information
Basic net income per share	$0.06	$0.56	$0.14	$1.02
Diluted net income per share	$0.06	$0.56	$0.14	$1.00
Weighted-average common shares Outstanding - basic	44,775	44,430	44,744	44,411
Weighted-average common shares Outstanding - diluted	45,128	45,071	45,122	45,129

Adjusted EBITDA (1)	$15,923	$44,248	$32,161	$75,544

Shipping Days (2)
Voyage days	3,577	3,963	6,969	8,139
Time charter days	479	740	1,045	1,343
Total shipping days	4,056	4,703	8,014	9,482

TCE Rates ($/day)	$15,558	$27,139	$14,971	$26,803

	June 30, 2023	December 31, 2022
Selected Data from the Consolidated Balance Sheets	(unaudited)
Cash and cash equivalents	$84,296	$128,385
Total assets	$724,573	$748,241
Total secured debt, including finance leases liabilities	$282,751	$299,481
Total shareholders' equity	$361,572	$368,722

	For the six months ended June 30,
	2023	2022
	(unaudited)
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$13,579	$69,225
Net cash used in investing activities	$(23,678)	$(10,192)
Net cash used in financing activities	$(33,990)	$(13,067)

(1)Adjusted EBITDA represents net income (or loss), determined in accordance with U.S. GAAP, excluding interest expense, interest income, income taxes, depreciation and amortization, loss on impairment, loss on sale and leaseback of vessels, share-based compensation, other non-operating income and/or expense, and other non-recurring items, if any. Adjusted EBITDA is included because it is used by management and certain investors to measure operating performance and is also reviewed periodically as a measure of financial performance by Pangaea's Board of Directors. Adjusted EBITDA is not an item recognized by the generally accepted accounting principles in the United States of America, or U.S. GAAP, and should not be considered as an alternative to net income, operating income, or any other indicator of a company's operating performance required by U.S. GAAP. Pangaea’s definition of Adjusted EBITDA used here may not be comparable to the definition of EBITDA used by other companies.

(2)Shipping days are defined as the aggregate number of days in a period during which its owned or chartered-in vessels are performing either a voyage charter (voyage days) or time charter (time charter days).

The reconciliation of gross profit to net transportation and service revenue and net income in accordance with U.S. GAAP to Adjusted EBITDA is as follows:

(in thousands, figures may not foot due to rounding)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Transportation and Service Revenue (3)	(unaudited)		(unaudited)
Gross Profit (4)	$13,805	$41,700	$27,193	$70,011
Add:
Vessel Depreciation and Amortization	7,100	7,293	14,399	14,595
Net transportation and service revenue	$20,905	$48,993	$41,592	$84,606

Adjusted EBITDA
Net Income	$2,767	$27,487	$6,170	$49,935
Interest expense, net	3,083	3,635	6,284	7,006
Earnings attributable to non-controlling interest recorded as other long term liability	905	1,703	761	3,543
Depreciation and amortization	7,127	7,293	14,454	14,595
EBITDA	$13,882	$40,118	$27,668	$75,078
Non-GAAP Adjustments
Loss on impairment of vessels	—	—	—	3,008
Loss on sale of vessels	—	318	1,172	318
Share-based compensation	267	311	1,124	1,139
Unrealized loss (gain) on derivative instruments, net	1,348	3,502	1,772	(3,999)
Other non-recurring items	$426	$—	$426	$—
Adjusted EBITDA	$15,923	$44,248	$32,161	$75,544

(3) Net transportation and service revenue represents total revenue less the total direct costs of transportation and services, which includes charter hire, voyage and vessel operating expenses and terminal & stevedore expenses. Net transportation and service revenue is included because it is used by management and certain investors to measure performance by comparison to other logistic service providers. Net transportation and service revenue is not an item recognized by the generally accepted accounting principles in the United States of America, or U.S. GAAP, and should not be considered as an alternative to net income, operating income, or any other indicator of a company's operating performance required by U.S. GAAP. Pangaea’s definition of net transportation and service revenue used here may not be comparable to an operating measure used by other companies.

(4) Gross profit represents total revenue less cost of transportation and service revenue less vessel depreciation.

Business Overview

The dry bulk transportation and logistics industry is known for its cyclicality and volatility, which can be attributed to fluctuations in vessel supply and demand for the transportation of dry bulk commodities. Despite the dry bulk freight market reaching decade high levels in 2021 and maintaining strong performance in the first half of 2022, there was a decrease in freight demand in the third quarter of 2022, leading to a slowdown that persisted through the first quarter of 2023 before rebounding in the second quarter. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 1,215 for the second quarter of 2023, up approximately 19% from the prior quarter, and compared to an average of 2,403 for the same quarter of 2022. The average published market rates for Supramax and Panamax vessels, reflecting the composition of the company's fleet, also decreased approximately 60%, from an average of $26,075 in the second quarter of 2022 to $10,431 in the same period of 2023. As a result of the industry's volatility, we have experienced fluctuations in our quarterly and annual operating results in the past, and we expect to continue experiencing such fluctuations in the future due to various factors, including cargo demand, vessel supply, competition, and seasonality.

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

Quarterly TCE Performance

For the three months ended June 30, 2023, the Company's TCE rates were down 43% to $15,558 from $27,139 for the three months ended June 30, 2022. The Company's achieved TCE rates improved from the previous quarter as the overall dry bulk market rates improved for the three months ended June 30, 2023. The Company's achieved TCE rate for the three months ended June 30, 2023 outperformed the average of the Baltic panamax and supramax market indexes and exceeded the average market rates by approximately 49% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet and its cargo-focused strategy.

2nd Quarter Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was approximately $2.8 million for three months ended June 30, 2023 as compared to approximately $25.0 million for the same period of 2022.
•Diluted net income per share was $0.06 for three months ended June 30, 2023, as compared to $0.56 for the same period of 2022.
•Pangaea's TCE rates were $15,558 for the three months ended June 30, 2023 and $27,139 for the three months ended June 30, 2022.
•Adjusted EBITDA was $15.9 million for the three months ended June 30, 2023, as compared to $44.2 million for the same period of 2022.
•At the end of the quarter, Pangaea had $84.3 million in cash, and cash equivalents.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenues

Pangaea’s revenues are derived predominately from voyage, time charters and terminal and stevedore revenue. Total revenue for the three months ended June 30, 2023 was $118.1 million, compared to $195.5 million for the same period in 2022, a 40% decrease. The decrease in revenues was primarily driven by lower average TCE rates earned as discussed above as well as a decrease in total shipping days, which went down by 14% to 4,056 in the three months ended June 30, 2023, in comparison to 4,703 for the same period in 2022. However, this decrease was partially offset by an increase in terminal and stevedore revenue resulting from the company's acquisition of port and terminal operations in June 2023.

Components of revenue are as follows:

Voyage revenues decreased by 36% for the three months ended June 30, 2023 to $110.5 million compared to $173.2 million for the same period in 2022. The decrease in voyage revenues was primarily due to lower average TCE rates earned and a lower number of voyage days which decreased 10% to 3,577 for the three months ended June 30, 2023 compared to 3,963 for the same period in 2022.

Charter revenues decreased to $7.1 million from $22.4 million, or 68%, for the three months ended June 30, 2023 compared to the same period in 2022. The decrease in charter revenues was due to a decrease in time charter days which were down 35% to 479 in the first quarter of 2023 from 740 for the same quarter in 2022 and decreased charter hire rates earned. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charter arrangements.

Terminal & Stevedore revenues increased to $0.5 million, a 100% increase for the three months ended June 30, 2023, as a result of the company's acquisition of port and terminal operations in June 2023.

Voyage Expenses

Voyage expenses were $54.5 million for the three months ended June 30, 2023, compared to $67.9 million for the same period in 2022, a decrease of approximately 20%. The decrease was attributable to a decrease in bunker consumption partially offset by an increase port costs. Total costs of bunkers consumed decreased by 32.8% for the three months ended June 30, 2023 compared to the same period in 2022. The reduction in bunker expenses was primarily attributable to the decrease in voyage days and a decrease in the market price. Although the number of voyage days reduced, port expenses increased by 5% compared to the prior year due to the increase in canal fees.

Charter Hire Expenses

Charter hire expenses for the three months ended June 30, 2023 were $29.1 million, compared to $65.7 million for the same period in 2022, a 56% decrease. The decrease in charter hire expenses was primarily due to a decrease in market rates to charter-in vessels. The average published market rates for Supramax and Panamax vessels decreased approximately 60% from an average of $26,075 in the second quarter of 2022 to $10,431 in the same period of 2023. Chartered-in days decreased 23% from 2,501 days in the three months ended June 30, 2022 to 1,915 days for the three months ended June 30, 2023. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the three months ended June 30, 2023 were $13.2 million, compared to $12.9 million for the same period in 2022, an increase of approximately 2%. The ownership days for the three months ended June 30, 2023 and 2022 were 2,200 and 2,269, respectively, down 3%. Excluding technical management fees, vessel operating expenses on a per day basis were $5,517 for the three months ended June 30, 2023 and $5,198 for the three months ended June 30, 2022. Technical management fees were approximately $1.1 million for the three months ended June 30, 2023 and 2022. The increase in vessel operating expenses was mainly attributable to an increase in crew expenses due to an increase in crewing costs and crew changes. The Company continues to face general inflationary pressures particularly impacting the cost of lubes, stores and spares.

Terminal & Stevedore Expenses

Terminal & Stevedore expenses increased to $0.4 million, a 100% increase for the three months ended June 30, 2023, as a result of the company's acquisition of port and terminal operations in June 2023.

General and Administrative Expenses

General and administrative expenses were $5.9 million and $5.1 million for the three months ended June 30, 2023 and 2022, respectively. The increase was primarily driven by an increase in compensation costs, and the Company's acquisition of port and terminal operation in June of 2023 which added approximately $0.5 million non-recurring acquisition costs. However this was partially offset by a decrease in incentive compensation cost recognized in the second quarter of 2023 compared to the same period of 2022.

Unrealized gain (loss) on derivative instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, and when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts and forward bookings with forward freight agreements and bunkers swaps. The utilization of such derivatives can lead to fluctuations in the Company's reported results from operations on a period-to-period basis as the Company marks these positions to market at the balance sheet date while settlement of the position and execution of the physical transaction may occur at a future date. The Company recognized a mark to market loss on bunker swaps of approximately $0.7 million and on forward freight agreements (FFAs) of approximately $1.8 million in the three months ended June 30, 2023. The fair value gain on interest rate derivative amounted to approximately $1.2 million for the three months ended June 30, 2023. These gains and losses resulted from changes in the fair value of the derivatives at the respective balance sheet dates.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenues

Pangaea’s revenues are derived predominately from voyage, time charters and terminal and stevedore revenue. Total revenue for the six months ended June 30, 2023 was $231.8 million, compared to $387.3 million for the same period in 2022, a 40% decrease. The decrease in revenues was primarily due to lower average TCE rates and a 15% reduction in total shipping days, which amounted to 8,014 in the six months ended June 30, 2023, compared to 9,482 for the same period in 2022.

Components of revenue are as follows:

Voyage revenues decreased by 38% for the six months ended June 30, 2023 to $218.4 million compared to $349.5 million for the same period in 2022. The decrease in voyage revenues was primarily due to lower average TCE rates and a 14% decrease in the number of voyage days, which amounted to 6,969 in six months ended June 30, 2023, compared to 8,139 for the same period in 2022.

Charter revenues decreased to $12.8 million from $37.8 million, or 66%, for the six months ended June 30, 2023 compared to the same period in 2022. The decrease in charter revenues was due to a decrease in time charter days, which were down 22% to 1,045 in the six months ended June 30, 2023 from 1,343 in the six months ended June 30, 2022. The time charter revenue per day was $12,286 for the six months ended June 30, 2023 compared to $28,131 for the same period of 2022. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charter arrangements.

Terminal & Stevedore revenue increased to $0.5 million, a 100% increase for the six months ended June 30, 2023, as a result of the company's acquisition of port and terminal operations in June 2023.

Voyage Expenses

Voyage expenses were $111.3 million for the six months ended June 30, 2023, compared to $133.2 million for the same period in 2022, a decrease of 16%. The decrease was mainly attributable to decreased bunker costs, port expenses and canal fees. Bunkers, port charges, and canal fees increase in periods during which vessels are employed on voyage charters. The number of voyage days decreased by 14% to 6,969 days in the six months ended June 30, 2023 compared to 8,139 days for the same period in 2022. Total costs of bunkers consumed decreased by 21% for the six months ended June 30, 2023 compared to the same period in 2022 due to decreasing market prices for bunkers. Port expenses decreased 8% compared to the prior year.

Charter Hire Expenses

Charter hire expenses for the six months ended June 30, 2023 were $51.7 million, compared to $143.4 million for the same period in 2022, a 64% decrease. The decrease in charter hire expenses was primarily due to a decrease in market rates to charter-in vessels and a decrease in the number of chartered-in days from 5,165 days in the six months ended June 30, 2022 to 3,693 days for the six months ended June 30, 2023. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the six months ended June 30, 2023 were $26.8 million, compared to $26.1 million for the same period in 2022, an increase of approximately 3%, despite a slight decrease in ownership days compared to first half of 2022. The ownership days for the six months ended June 30, 2023 and 2022 were 4,422 and 4,472, respectively. Excluding technical management fees, vessel operating expenses on a per day basis were $5,575 for the six months ended June 30, 2023 and $5,270 for the same period in 2022. Technical management fees were approximately $2.2 million and $2.5 million for the six months ended June 30, 2023 and 2022, respectively. The increase in vessel operating expenses was primarily attributable to an increase in crew expenses due to an increase in crewing costs and crew changes. The Company continues to face general inflationary pressures particularly impacting the cost of lubes, stores and spares.

Terminal & Stevedore Expenses

Terminal expenses increased to $0.4 million, a 100% increase for the six months ended June 30, 2023, as a result of the Company's acquisition of port and terminal operations in June 2023.

General and Administrative Expenses

General and administrative expenses were $11.6 million and $10.4 million for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily driven by an increase in compensation costs, and the Company's acquisition of port and terminal operation in June of 2023 which added approximately $0.5 million non-recurring acquisition costs. However this was partially offset by a decrease in incentive compensation cost recognized in the second quarter of 2023 compared to the same period of 2022.

Unrealized (loss) gain on derivative instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, and when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts and forward bookings with forward freight agreements and bunkers swaps. The utilization of such derivatives can lead to fluctuations in the Company's reported results from operations on a period-to-period basis as the Company marks these positions to market at the balance sheet date while settlement of the position and execution of the physical transaction may occur at a future date. The Company recognized mark to market loss on bunker swaps of approximately $0.5 million and loss on forward freight agreements (FFAs) of approximately $1.7 million in the six months ended June 30, 2023. The fair value gain on interest rate derivatives was approximately $0.4 million for the six months ended June 30, 2023. These gains and losses resulted from changes in the fair value of the derivatives at the respective balance sheet dates.

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

As of June 30, 2023 and December 31, 2022, the Company had working capital of $76.2 million and $130.3 million, respectively. The reduction in working capital was mainly attributed to (i) $34 million of cash acquisitions, including the m/v Bulk Prudence and the port and terminal operation in June of 2023 and (ii) $19.6 million reclassifications of long-term debt to current portion of long-term debt.

Cash Flows:

The table below summarizes our primary sources and uses of cash for the three months ended June 30, 2023 and 2022. We have derived these summarized statements of cash flows from the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the six months ended
(In millions)	June 30, 2023	June 30, 2022
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$23.1	$64.5
Changes in operating assets and liabilities, net	(9.5)	4.7
Operating activities	13.6	69.2
Investing activities	(23.7)	(10.2)
Financing activities	(34.0)	(13.1)
Net change	$(44.1)	$46.0

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2023 was $13.6 million compared to net cash provided by operating activities of $69.2 million for the six months ended June 30, 2022. The cash flows from operating activities decreased compared to the same period in the prior year primarily due to the decrease in income from operations, and timing of customer receipts and supplier payments.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023 was $23.7 million compared to net cash used in investing activities of $10.2 million for the same period in 2022. During the six months ended June 30, 2023, the Company (i) paid $27.0 million for the purchase of one vessel and other vessel improvements, (ii) paid $7.2 million for net, cash acquisition of a port and terminal operation. These uses of cash were partially offset by $8.9 million in net proceeds from the sale of one vessel. During the six months ended June 30, 2022, the Company paid $18.5 million to purchase one vessel and other vessel improvements, these uses of cash were partially offset by $8.4 million from the sale of one vessel.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2023 and 2022 was $34.0 million and $13.1 million, respectively. During the six months ended June 30, 2023, the Company repaid $9.1 million of long-term debt and $8.1 million of finance leases. The Company also paid $9.1 million in cash dividends to its shareholders and $7.5 million in cash dividends to non-controlling interest holders. During the six months ended June 30, 2022, the Company repaid $9.0 million of long term debt and $7.8 million of finance leases. The Company also paid $5.6 million in cash dividends to its shareholders and $5.0 million in cash dividends to non-controlling interest holders. These uses of cash were partially offset by $15.0 million proceeds from finance leases.

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

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels, as well as port & terminal operations. The Company’s owned or partially owned and controlled fleet at June 30, 2023 includes: nine Panamax drybulk carriers (six of which are Ice-Class 1A); eight Supramax drybulk carriers, three Ultramax drybulk carriers (Two of which are Ice-Class IC), and four Post Panamax Ice Class 1A drybulk vessels.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $3.4 million and $4.9 million in the six months ended June 30, 2023 and 2022, respectively. The Company expensed drydocking costs of approximately $90,000 and $4,000, respectively, in the six months ended June 30, 2023 and 2022.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at June 30, 2023 or December 31, 2022.

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

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the six months ended June 30, 2023.

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
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2023.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Mark L. Filanowski
Mark L. Filanowski
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)