Form 10-Q
period 2023-09-30
Pangaea Logistics Solutions Ltd.
filed 2023-11-08
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36798

PANGAEA LOGISTICS SOLUTIONS LTD.
(Exact name of Registrant as specified in its charter)

Bermuda	98-1205464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Phoenix Bulk Carriers (US) LLC
109 Long Wharf
Newport, RI 02840
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (401) 846-7790

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PANL	Nasdaq Stock Market LLC

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

Common Stock, par value $0.0001 per share, 46,466,622 shares outstanding as of November 7, 2023.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$87,358,220	$128,384,606
Accounts receivable (net of allowance of $5,301,297 and $4,367,848 at September 30, 2023 and December 31, 2022, respectively)	53,498,562	36,755,149
Bunker inventory	26,347,230	29,104,436
Advance hire, prepaid expenses and other current assets	31,280,425	28,266,831
Total current assets	198,484,437	222,511,022

Fixed assets, net	479,980,216	476,524,752
Finance lease right of use assets, net	40,951,455	43,921,569
Goodwill	3,104,800	—
Other non-current assets	6,073,002	5,284,127
Total assets	$728,593,910	$748,241,470

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$42,374,839	$38,554,131
Deferred revenue	13,797,326	20,883,958
Current portion of secured long-term debt	31,505,463	15,782,530
Current portion of finance lease liabilities	26,630,754	16,365,075
Dividend payable	977,592	626,178
Total current liabilities	115,285,974	92,211,872

Secured long-term debt, net	70,953,795	98,819,739
Finance lease liabilities, net	146,474,158	168,513,939
Long-term liabilities - other - Note 10	18,502,188	19,974,390

Commitments and contingencies - Note 9

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 46,466,622 shares issued and outstanding at September 30, 2023; 45,898,395 shares issued and outstanding at December 31, 2022	4,648	4,590
Additional paid-in capital	164,160,253	162,894,080
Retained earnings	162,544,652	151,327,392
Total Pangaea Logistics Solutions Ltd. equity	326,709,553	314,226,062
Non-controlling interests	50,668,242	54,495,468
Total stockholders' equity	377,377,795	368,721,530
Total liabilities and stockholders' equity	$728,593,910	$748,241,470

 The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues:
Voyage revenue	$127,884,506	$173,167,990	$346,300,186	$522,693,814
Charter revenue	3,797,528	11,309,147	16,636,920	49,089,682
Terminal & Stevedore Revenue	3,934,154	—	4,453,811	—
Total revenue	135,616,188	184,477,137	367,390,917	571,783,496
Expenses:
Voyage expense	59,075,208	74,716,194	170,349,472	207,874,485
Charter hire expense	25,466,886	50,750,809	77,183,388	194,175,432
Vessel operating expense	14,252,533	15,361,640	41,070,199	41,479,173
Terminal & Stevedore Expenses	3,517,736	—	3,892,318	—
General and administrative	5,500,121	5,776,666	17,115,013	16,195,441
Depreciation and amortization	8,092,495	7,365,561	22,546,350	21,960,413
Loss on impairment of vessel	—	—	—	3,007,809
Loss on sale of vessel	—	—	1,172,196	318,032
Total expenses	115,904,979	153,970,870	333,328,936	485,010,785

Income from operations	19,711,209	30,506,267	34,061,981	86,772,711

Other income (expense):
Interest expense	(4,348,686)	(4,400,473)	(12,724,920)	(11,445,249)
Interest income	775,504	284,154	2,867,914	323,025
Income attributable to Non-controlling interest recorded as long-term liability interest expense	(267,198)	(2,418,844)	(1,027,798)	(5,961,851)
Unrealized gain (loss) on derivative instruments, net	4,531,912	(4,508,758)	2,760,059	(510,093)
Other income	(212,639)	298,679	422,636	517,117
Total other income (expense), net	478,893	(10,745,242)	(7,702,109)	(17,077,051)

Net income	20,190,102	19,761,025	26,359,872	69,695,660
Income attributable to non-controlling interests	(1,321,811)	(972,611)	(1,172,774)	(5,706,848)
Net income attributable to Pangaea Logistics Solutions Ltd.	$18,868,291	$18,788,414	$25,187,098	$63,988,812

Earnings per common share:
Basic	$0.42	$0.42	$0.56	$1.44
Diluted	$0.42	$0.42	$0.56	$1.43

Weighted average shares used to compute earnings per common share:
Basic	44,775,438	44,415,575	44,754,620	44,386,628
Diluted	45,081,668	44,640,278	45,108,039	44,624,228
 The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	46,466,622	$4,648	$163,890,246	$148,330,406	$312,225,300	$49,346,431	$361,571,731
Share-based compensation	—	—	270,007	—	270,007	—	270,007
Common Stock Dividend	—	—	—	(4,654,045)	(4,654,045)	—	(4,654,045)
Net Income	—	—	—	18,868,291	18,868,291	1,321,811	20,190,102
Balance at September 30, 2023	46,466,622	$4,648	$164,160,253	$162,544,652	$326,709,553	$50,668,242	$377,377,795

Balance at December 31, 2022	45,898,395	$4,590	$162,894,080	$151,327,392	$314,226,062	$54,495,468	$368,721,530
Share-based compensation	—	—	1,393,514	—	1,393,514	—	1,393,514
Distribution to Non-Controlling Interests	—	—	—	—	—	(5,000,000)	(5,000,000)
Issuance of restricted shares, net of forfeitures	568,227	58	(127,341)	—	(127,283)	—	(127,283)
Common Stock Dividend	—	—	—	(13,969,838)	(13,969,838)	—	(13,969,838)
Net Income	—	—	—	25,187,098	25,187,098	1,172,774	26,359,872
Balance at September 30, 2023	46,466,622	$4,648	$164,160,253	$162,544,652	$326,709,553	$50,668,242	$377,377,795

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2022	45,991,977	4,599	162,385,398	125,250,467	287,640,464	53,213,414	340,853,878
Share-based compensation	—	—	319,188	—	319,188	—	319,188
Issuance of restricted shares, net of forfeitures	(69,285)	(7)	7	—	—	—	—
Common Stock Dividend	—	—	—	(3,336,710)	(3,336,710)	—	(3,336,710)
Net Income	—	—	—	18,788,414	18,788,414	972,611	19,761,025
Balance at September 30, 2022	45,922,692	$4,592	$162,704,593	$140,702,171	$303,411,356	$54,186,025	$357,597,381

Balance at December 31, 2021	45,617,840	4,562	161,534,280	85,663,375	247,202,217	53,479,177	300,681,394
Share-based compensation	—	—	1,457,972	—	1,457,972	—	1,457,972
Issuance of restricted shares, net of forfeitures	304,852	30	(287,659)	—	(287,629)	—	(287,629)
Distribution to Non-Controlling Interests	—	—	—	—	—	(5,000,000)	(5,000,000)
Common Stock Dividend	—	—	—	(8,950,016)	(8,950,016)	—	(8,950,016)
Net Income	—	—	—	63,988,812	63,988,812	5,706,848	69,695,660
Balance at September 30, 2022	45,922,692	$4,592	$162,704,593	$140,702,171	$303,411,356	$54,186,025	$357,597,381

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$26,359,872	$69,695,660
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	22,546,350	21,960,413
Amortization of deferred financing costs	701,275	764,897
Amortization of prepaid rent	91,048	91,453
Unrealized (gain) loss on derivative instruments	(2,760,059)	510,093
Income from equity method investee	(417,636)	(517,117)
Earnings attributable to non-controlling interest recorded as other long term liability	1,027,798	5,961,851
Provision for doubtful accounts	933,449	1,282,624
Loss on impairment of vessel	—	3,007,809
Loss on sale of vessel	1,172,196	318,032
Drydocking costs	(3,368,800)	(5,972,024)
Share-based compensation	1,393,514	1,457,972
Change in operating assets and liabilities:
Accounts receivable	(17,676,862)	10,633,346
Bunker inventory	2,757,206	(3,504,215)
Advance hire, prepaid expenses and other current assets	885,264	14,095,660
Accounts payable, accrued expenses and other current liabilities	3,324,586	(2,946,749)
Deferred revenue	(7,086,632)	(14,971,451)
Net cash provided by operating activities	29,882,569	101,868,254

Investing activities
Purchase of vessels and vessel improvements	(27,217,355)	(18,370,977)
Advances for vessel purchases	—	(1,710,000)
Purchase of fixed assets and equipment	—	187,638
Proceeds from sale of vessel	8,037,804	8,400,000
Acquisitions, net of cash acquired	(7,200,000)	—
Dividends received from equity method investments	1,637,500	—
Contributions to non-consolidated subsidiaries	(275,000)	(18,505)
Net cash used in investing activities	(25,017,051)	(11,511,844)

Financing activities
Payments of financing fees and debt issuance costs	—	(331,317)
Payments of long-term debt	(12,435,039)	(12,223,052)
Proceeds from finance leases	—	15,000,000
Payments of finance lease obligations	(12,211,158)	(11,808,661)
Payments of other long-term liabilities	—	(5,000,000)
Dividends paid to non-controlling interests	(5,000,000)	(5,000,000)
Accrued common stock dividends paid	(13,618,424)	(8,966,039)
Cash paid for incentive compensation shares relinquished	(127,283)	(287,629)
Payments to non-controlling interest recorded as long-term liability	(2,500,000)	—
Net cash used in financing activities	(45,891,904)	(28,616,698)

Net (decrease) increase in cash and cash equivalents	(41,026,386)	61,739,712
Cash and cash equivalents at beginning of period	128,384,606	56,208,902
Cash and cash equivalents at end of period	$87,358,220	$117,948,614
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

At September 30, 2023, the Company owns three Panamax, two Ultramax Ice Class 1C, one Ultramax and nine Supramax drybulk vessels. The Company owns two-thirds of Nordic Bulk Holding Company Ltd. ("NBHC") which owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company owns 50% of Nordic Bulk Partners LLC. ("NBP") which owns a fleet of four Post Panamax Ice Class 1A drybulk vessels. The Company also has a 50% interest in the owner of a deck barge. On June 1, 2023, the Company completed the acquisition of port and terminal operations in Fort Lauderdale, Florida and Baltimore, Maryland.

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

Concentration of credit risk

The Company’s accounts receivable balance includes outstanding receivables from two significant customers. These balances comprise 32% and 31% of accounts receivable, respectively, as of September 30, 2023.

Advance hire, prepaid expenses and other current assets

Advance hire, prepaid expenses and other current assets were comprised of the following:

	September 30, 2023	December 31, 2022
	(unaudited)
Advance hire	$3,283,793	$3,491,835
Prepaid expenses	6,766,441	4,777,648
Accrued receivables	8,325,946	7,721,500
Cash margin on deposit	1,154,720	3,239,947
Derivative assets	8,230,260	4,892,144
Other current assets	3,519,265	4,143,757
	$31,280,425	$28,266,831

Other non-current Assets

Other non-current assets were comprised of the following:

	September 30, 2023	December 31, 2022
Name	(unaudited)
Intangible Assets - Note 12: Acquisitions	$2,012,240	$—
Investment in Seamar Management	803,027	598,725
Investment in unconsolidated joint ventures	1,823,898	3,954,605
Investment in Narragansett Bulk Carriers (US) Corp	519,975	234,141
Other investments	913,862	496,656
	$6,073,002	$5,284,127

Accounts payable, accrued expenses and other current liabilities
Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	September 30, 2023	December 31, 2022
	(unaudited)
Accounts payable	$9,321,153	$9,979,451
Accrued expenses	12,649,770	11,795,973
Bunkers suppliers	4,788,647	6,526,725
Charter hire payable	12,583,093	9,337,941
Other accrued liabilities	3,032,176	914,041
	$42,374,839	$38,554,131

Leases

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, Leases ("ASC 842"), the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending September 30, 2023, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

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

At September 30, 2023, the Company had two vessel chartered to customers under time charters that contained a lease. These two leases varied in original length from 30 days to 32 days. The lease payments due under these arrangements totaled approximately $247,000 and each of the time charters were due to be completed in 10 days or less.

At September 30, 2022, the Company had seven vessels chartered to customers under time charters that included a lease. These seven leases varied in original length from 27 days to 66 days. The lease payments due under this arrangement totaled approximately $2,481,000 and each time charter was due to be completed in 44 days or less.

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

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	September 30, 2023	December 31, 2022
	(unaudited)
Money market accounts – cash equivalents	$35,600,618	$33,689,361
Time deposit accounts - cash equivalents (1)	17,522,503	46,000,000
Cash (2)	34,235,099	48,695,245
Total cash and cash equivalents	$87,358,220	$128,384,606

(1) It consists of cash deposits at various major banks with interest rates ranging from 5.53% to 5.71%.
(2) It consists of cash deposits at various major banks.

As of September 30, 2023 and December 31, 2022, the Company held cash and cash equivalents in the following subsidiaries:

Cash and cash equivalents	September 30, 2023	December 31, 2022
	(unaudited)
Pangaea (1)	$60,133,750	$85,398,332
NBHC (2)	22,119,043	34,718,529
NBP and Deck Barge (3)	5,105,427	8,267,745
Total cash and cash equivalents	$87,358,220	$128,384,606

(1) Held by 100% owned Pangaea consolidated subsidiaries
(2) Held by a 67% owned Pangaea consolidated subsidiary
(3) Held by a 50% owned Pangaea consolidated subsidiary

NOTE 4 - FIXED ASSETS

At September 30, 2023, the Company owned twenty-five dry bulk vessels including eight financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	September 30,	December 31,
	2023	2022
	(unaudited)
m/v NORDIC ODYSSEY (1)	$19,383,416	$20,685,092
m/v NORDIC ORION (1)	20,194,064	21,406,429
m/v NORDIC OSHIMA (1)	23,276,725	24,292,108
m/v NORDIC OLYMPIC (1)	23,636,712	24,627,857
m/v NORDIC ODIN (1)	23,740,385	24,726,033
m/v NORDIC OASIS (1)	25,198,632	26,232,723
m/v NORDIC NULUUJAAK (2) (4)	36,445,948	37,518,857
m/v NORDIC QINNGUA (2) (4)	36,370,957	37,428,322
m/v NORDIC SANNGIJUQ (2) (4)	35,967,310	37,000,230
m/v NORDIC SIKU(2) (4)	36,355,781	37,393,171
m/v BULK ENDURANCE	22,170,885	23,106,438
m/v BULK PRUDENCE	26,774,202	—
m/v BULK COURAGEOUS (4)	15,293,704	15,755,839
m/v BULK CONCORD (4)	18,707,368	19,394,966
m/v BULK NEWPORT	—	10,211,578
m/v BULK FREEDOM	8,091,239	7,464,118
m/v BULK PRIDE	11,439,487	12,174,942
m/v BULK SPIRIT (4)	13,231,805	11,703,170
m/v BULK SACHUEST	16,689,066	17,188,278
m/v BULK INDEPENDENCE	14,034,308	14,879,681
m/v BULK FRIENDSHIP (4)	13,028,179	13,680,578
m/v BULK VALOR	16,602,173	17,106,444
m/v BULK PROMISE	17,132,386	17,619,467
MISS NORA G PEARL (3)	1,932,948	2,268,086
	475,697,680	473,864,407
Other fixed assets, net	4,282,536	2,660,345
Total fixed assets, net	$479,980,216	$476,524,752

Right of Use Assets
m/v BULK XAYMACA	$11,988,438	$13,082,596
m/v BULK DESTINY	19,031,374	19,814,777
m/v BULK TRIDENT (5)	9,931,643	11,024,196
	$40,951,455	$43,921,569
(1) Vessels are owned by NBHC, a consolidated joint venture in which the Company has a two-third ownership interest at September 30, 2023 and December 31, 2022, respectively.

(2) Vessels are owned by NBP, a consolidated joint venture in which the Company has a 50% ownership interest at September 30, 2023 and December 31, 2022.
(3) Barge is owned by a 50% owned consolidated subsidiary.
(4) Refer to Note 6, "Finance Leases" of our Financial Statements for additional information related to the vessels under finance lease.

(5) On October 17, 2023, the Company entered into a memorandum of agreement to sell the vessel Bulk Trident (a 2006-built Supramax) for total consideration of $9.8 million. The vessel is expected to deliver to the buyer in December 2023.

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

The Company concluded that no triggering event had occurred during the third quarter of 2023, which would require impairment testing. However, during the first quarter of 2023, the Company determined that a triggering event had occurred related to the sale of a vessel, as its carrying value exceeded its fair value. On January 18, 2023, the Company signed a memorandum of agreement to sell the m/v Bulk Newport for $8.9 million in net consideration after brokerage commissions. As a result, we recorded a loss on sale of $1.2 million in the first quarter of 2023. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amounts and as such, no additional loss on impairment was recognized.

The Company concluded that no triggering event had occurred during the third quarter of 2022, which would require impairment testing. However, during the first quarter of 2022, the Company determined that a triggering event occurred related to the sale of a vessel, as the carrying value exceeded its fair value. On April 20, 2022, the Company signed a memorandum of agreement to sell the m/v Bulk Pangaea for $8.6 million in net consideration after brokerage commissions. As a result, we recorded an impairment charge of $3.0 million in the first quarter of 2022. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amounts and as such, no additional loss on impairment was recognized.

NOTE 5 - DEBT

Long-term debt consists of the following:

	September 30, 2023	December 31, 2022	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	12,988,115	14,395,409	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3)	41,000,000	44,600,000	3.38%	June 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (4)
Bulk Nordic Six Ltd. - Tranche A (2)	9,299,992	10,099,993	4.39%	May 2024
Bulk Nordic Six Ltd. - Tranche B	—	2,070,000		Paid in full in January 10, 2023
Bulk Pride - Tranche C (2)	2,175,000	3,000,000	5.39%	May 2024
Bulk Independence - Tranche E (2)	9,750,000	10,500,000	3.54%	May 2024
Bulk Valor Corp. Loan and Security Agreement (2)	10,426,195	11,424,507	3.29%	June 2028
Bulk Promise Corp. (2)	10,031,408	11,069,630	5.45%	October 2027
Bulk Sachuest (2)	7,928,258	8,500,000	6.19%	October 2029
109 Long Wharf Commercial Term Loan	—	374,466		Paid in full in January 24, 2023
Total	$103,598,968	$116,034,005
Less: unamortized issuance costs, net	(1,139,710)	(1,431,736)
	$102,459,258	$114,602,269
Less: current portion	(31,505,463)	(15,782,530)
Secured long-term debt, net	$70,953,795	$98,819,739

(1)As of September 30, 2023.
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

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
(unaudited)
2023 (remainder of the year)	$3,347,491
2024	30,751,725
2025	10,476,019
2026	10,638,024
2027	39,955,014
Thereafter	8,430,695
$103,598,968

Financial Covenants

Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of September 30, 2023 and December 31, 2022.

NOTE 6 - FINANCE LEASES

The Bulk Destiny, Bulk Trident, Bulk Xaymaca, Bulk Spirit, Bulk Friendship, Bulk Courageous, Nordic Nuluujaak, Nordic Qinngua, Nordic Sanngijuq, Nordic Siku and Bulk Concord are classified as finance leases and the leases are secured by the assignment of earnings and insurances and by guarantees of the Company. Minimum lease payments under finance leases are recognized on a straight‑line basis over the term of the lease and the Company will own these vessels at the end of lease term. Refer to the Company's annual report Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 15, 2023 for additional information on these finance leases.

Finance lease consists of the following as of September 30, 2023:

	September 30, 2023	December 31, 2022	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk PODS Ltd.	$5,223,958	$6,606,770	5.40%	December 2027
Bulk Trident Ltd. (4)	4,333,088	5,551,836	5.41%	June 2027
Bulk Spirit Ltd.	7,772,135	8,627,604	5.10%	February 2027
Bulk Nordic Five Ltd. (2)	11,988,048	13,142,885	3.92%	April 2028
Bulk Friendship Corp. (2)	8,738,507	9,507,875	5.29%	September 2024
Bulk Nordic Seven LLC (3)	28,885,732	30,100,318	6.80%	May 2036
Bulk Nordic Eight LLC(3)	28,876,928	30,088,514	6.80%	June 2036
Bulk Nordic Nine LLC(3)	28,983,613	30,163,750	6.80%	September 2036
Bulk Nordic Ten LLC(3)	29,103,174	30,276,595	6.80%	November 2036
Bulk Courageous Corp. (2)	9,300,000	10,200,000	3.93%	April 2028
Phoenix Bulk 25 Corp. (2)	12,495,796	13,645,990	4.67%	February 2029
Total	$175,700,979	$187,912,137
Less: unamortized issuance costs, net	(2,596,067)	(3,033,123)
	$173,104,912	$184,879,014
Less: current portion	(26,630,754)	(16,365,075)
Long-term finance lease liabilities, net	$146,474,158	$168,513,939

(1)As of September 30, 2023 including the effect of interest rate cap if any.
(2)Interest rates on the loan facilities are fixed.
(3)The Company entered into an interest rate cap through Q2 of 2026 and Q4 2026 which caps the LIBOR rate at 3.51%.
(4)On October 6, 2023 the Company declared its purchase option on the m/v Bulk Trident lease for approximately $4.6 million. The transaction is expected to close on November 20, 2023. As a result, the remaining balance of the lease has been reclassified as a current portion of finance lease liabilities.

The following table provides details of the Company's future minimum lease payments under finance lease liabilities recorded on the Company's consolidated balance sheets as of September 30, 2023.

Year ending December 31,	Amount
(unaudited)
2023 (remainder of the year)	$12,302,663
2024	34,974,182
2025	25,360,402
2026	23,876,137
2027	24,796,131
Thereafter	144,419,951
Total minimum lease payments	$265,729,466
Less imputed interest	90,028,487
Present value of minimum lease payments	175,700,979
Less current portion	(26,630,754)
Less issuance costs	(2,596,067)
Long-term portion	$146,474,158

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	09/30/2023	12/31/2022	Balance Sheet Location	9/30/2023	12/31/2022
		(unaudited)			(unaudited)
Margin accounts (1)	Other current assets	$1,154,720	$3,239,947	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$—	$—	Other current liabilities	$901,770	$164,787
Fuel swap contracts (2)	Other current assets	$2,782,324	$—	Other current liabilities	$—	$158,926
Interest rate cap (2)	Other current assets	$5,447,936	$4,892,144	Other current liabilities	$—	$—

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	Unrealized gain (loss) on derivative instruments
	Three Months Ended		Nine Months Ended
Derivative instruments	09/30/2023	9/30/2022	09/30/2023	9/30/2022
	(unaudited)		(unaudited)
Forward freight agreements	$941,518	$(3,811,168)	$(736,983)	$(2,749,589)
Fuel Swap Contracts	3,430,759	(3,195,080)	$2,941,250	$(2,305,795)
Interest rate cap	159,635	2,497,490	$555,792	$4,545,291
Total gain (loss)	$4,531,912	$(4,508,758)	$2,760,059	$(510,093)

NOTE 8 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2022	Activity	September 30, 2023
		(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables) (i)	$1,643,806	(576,106)	$1,067,700
Commissions payable (trade payables) (ii)	$—	13,089	$13,089

i.Seamar Management S.A. ("Seamar")
ii.Phoenix Bulk Carriers (Brasil) Intermediacoes Maritimas Ltda. - a wholly-owned Company of a member of the Board of Directors

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three months ended September 30, 2023 and 2022, the Company incurred technical management fees of approximately $828,000 and $772,800, respectively, under this arrangement. During the nine months ended September 30, 2023 and 2022, the Company incurred technical management fees of approximately $2,394,990 and $2,370,000, respectively, under this arrangement.

During the nine months ended September 30, 2023, the Company paid cash dividends of $5.0 million to a non-controlling interest holder of NBHC. Additionally, a distribution of $2.5 million was made to a non-controlling interest holder of NBP LLC.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Long-term Contracts Accounted for as Operating Leases

The Company leases office space for its Copenhagen operations. The lease expires in December 2025, at which time the lease continues on a month to month basis with a non-cancelable period of six months.

The Company leases office space for its Singapore operations. In July 2023, the Company renewed its lease for a two year period. At September 30, 2023, the remaining lease term is twenty-three months.

For the three months ended September 30, 2023 and 2022, the Company recognized approximately $46,000 as lease expense for office leases in General and Administrative Expenses.

For the nine months ended September 30, 2023 and 2022, the Company recognized approximately $148,000 as lease expense for these office leases in General and Administrative Expenses.

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

The roll-forward of Other Long-term Liabilities are as follows:

	09/30/2023	12/31/2022
	(unaudited)
Beginning Balance	$19,974,390	$17,806,976
Payments to non-controlling interest recorded as long-term liability	(2,500,000)	(2,050,000)
Earnings attributable to non-controlling interest recorded as other long term liability	1,027,798	6,717,414
Reclassification of deferred consideration related to acquisition of non-controlling interest to other current liabilities	—	2,500,000
Payments on other long-term liability	—	(5,000,000)
Ending balance	$18,502,188	$19,974,390

NOTE 11 - NET INCOME PER COMMON SHARE

The computation of basic net income per share is based on the weighted average number of common shares outstanding for the three months ended September 30, 2023 and 2022. Diluted net income per share gives effect to restricted stock awards.

The following table summarizes the calculation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(unaudited)		(unaudited)
Net income	$18,868,291	$18,788,414	$25,187,098	$63,988,812
Weighted Average Shares - Basic	44,775,438	44,415,575	44,754,620	44,386,628
Dilutive effect of restricted stock awards	306,230	224,703	353,419	237,600
Weighted Average Shares - Diluted	45,081,668	44,640,278	45,108,039	44,624,228
Basic net income per share	$0.42	$0.42	$0.56	$1.44
Diluted net income per share	$0.42	$0.42	$0.56	$1.43

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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$1,772,889
Property, plant and equipment	1,844,100
Goodwill	3,104,800
Other intangible assets, net of accumulated amortization of $238,860 as of September 30, 2023	2,012,240
Fair value of net assets acquired, excluding cash and cash equivalents	8,734,029
Cash and cash equivalents	326,888
Fair value of net assets acquired	$9,060,917

NOTE 13 - SUBSEQUENT EVENTS

On October 6, 2023, the Company declared its purchase option on the m/v Bulk Trident lease for approximately $4.6 million. The transaction is expected to close on November 20, 2023. As a result, the remaining balance of the lease has been reclassified as a current portion of finance lease liabilities.

On October 17, 2023, the Company entered into a memorandum of agreement to sell m/v Bulk Trident for $9.8 million. The vessel is expected to deliver to the buyer in December 2023.

On October 20, 2023, the Company paid cash dividends of $4.0 million to a non-controlling interest holder of NBHC.

On November 7, 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per common share, to be paid on December 15, 2023, to all shareholders of record as of December 1, 2023.

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

Selected Financial Information

(in thousands, except for shipping days data and per share data) (figures may not foot due to rounding)	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Selected Financial Data	(unaudited)		(unaudited)
Voyage revenue	$127,885	$173,168	$346,300	$522,694
Charter revenue	3,798	11,309	16,637	49,090
Terminal & Stevedore Revenue	3,934	—	4,454	—
Total revenue	135,616	184,477	367,391	571,783
Voyage expense	59,075	74,716	170,349	207,874
Charter hire expense	25,467	50,751	77,183	194,175
Vessel operating expenses	14,253	15,362	41,070	41,479
Terminal Expenses	3,518	—	3,892	—
Total cost of transportation and service revenue	102,312	140,829	292,495	443,529
Vessel depreciation and amortization	8,063	7,347	22,462	21,905
Gross Profit	25,241	36,301	52,433	106,349
Other operating expenses	5,529	5,795	17,199	16,251
Loss on impairment of vessels	—	—	—	3,008
Loss on sale of vessel	—	—	1,172	318
Income from operations	19,711	30,506	34,062	86,773
Total other income (expense), net	479	(10,745)	(7,702)	(17,077)
Net income	20,190	19,761	26,360	69,696
Income attributable to non-controlling interests	(1,322)	(973)	(1,173)	(5,707)
Net income attributable to Pangaea Logistics Solutions Ltd.	$18,868	$18,788	$25,187	$63,989

Net income from continuing operations per common share information
Basic net income per share	$0.42	$0.42	$0.56	$1.44
Diluted net income per share	$0.42	$0.42	$0.56	$1.43
Weighted-average common shares Outstanding - basic	44,775	44,416	44,755	44,387
Weighted-average common shares Outstanding - diluted	45,082	44,640	45,108	44,624

Adjusted EBITDA (1)	$27,881	$38,490	$60,042	$114,034

Shipping Days (2)
Voyage days	4,314	3,998	11,283	12,137
Time charter days	296	555	1,341	1,898
Total shipping days	4,610	4,553	12,624	14,035

TCE Rates ($/day)	$15,748	24,107	$15,256	$25,929

	September 30, 2023	December 31, 2022
Selected Data from the Consolidated Balance Sheets	(unaudited)
Cash and cash equivalents	$87,358	$128,385
Total assets	$728,594	$748,241
Total secured debt, including finance leases liabilities	$275,564	$299,481
Total shareholders' equity	$377,378	$368,722

	For the nine months ended September 30,
	2023	2022
	(unaudited)
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$29,883	$101,868
Net cash used in investing activities	$(25,017)	$(11,512)
Net cash used in financing activities	$(45,892)	$(28,617)

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

The reconciliation of gross profit to net transportation and service revenue and net income in accordance with U.S. GAAP to Adjusted EBITDA is as follows:

(in thousands, figures may not foot due to rounding)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Transportation and Service Revenue (3)	(unaudited)		(unaudited)
Gross Profit (4)	$25,241	$36,301	$52,433	$106,349
Add:
Vessel Depreciation and Amortization	8,063	7,347	22,462	21,905
Net transportation and service revenue	$33,304	$43,648	$74,896	$128,254

Adjusted EBITDA
Net Income	$20,190	$19,761	$26,360	$69,696
Interest expense, net	3,573	4,116	9,857	11,122
Earnings attributable to non-controlling interest recorded as other long term liability	267	2,419	1,028	5,962
Depreciation and amortization	8,092	7,366	22,546	21,960
EBITDA	$32,123	$33,662	$59,791	$108,740
Non-GAAP Adjustments
Loss on impairment of vessels	—	—	—	3,008
Loss on sale of vessels	—	—	1,172	318
Share-based compensation	270	319	1,394	1,458
Unrealized (gain) loss on derivative instruments, net	(4,532)	4,509	(2,760)	510
Other non-recurring items	$19	$—	$445	$—
Adjusted EBITDA	$27,881	$38,490	$60,042	$114,034

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

Business Overview

The dry bulk transportation and logistics industry is known for its cyclicality and volatility, which can be attributed to fluctuations in vessel supply and demand for the transportation of dry bulk commodities. Starting in the third quarter of 2022, there was a significant decline in freight demand, and this slowdown continued through the first quarter of 2023, with signs of improvement in the second and third quarters of 2023. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 1,305 for the third quarter of 2023, up approximately 7% from the prior quarter, and compared to an average of 1,540 for the same quarter of 2022. The average published market rates for Supramax and Panamax vessels, reflecting the composition of the company's fleet, also decreased approximately 38%, from an average of $17,115 in the third quarter of 2022 to $10,548 in the same period of 2023. As a result of the industry's volatility, we have experienced fluctuations in our quarterly and annual operating results in the past, and we expect to continue experiencing such fluctuations in the future due to various factors, including cargo demand, vessel supply, competition, and seasonality.

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

Quarterly TCE Performance

For the three months ended September 30, 2023, the Company's TCE rates were down 35% to $15,748 from $24,107 for the three months ended September 30, 2022. The Company's achieved TCE rates improved from the previous quarter as the overall dry bulk market rates improved for the three months ended September 30, 2023. The Company's achieved TCE rate for the three months ended September 30, 2023 outperformed the average of the Baltic panamax and supramax market indexes and exceeded the average market rates by approximately 49% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet and its cargo-focused strategy.

3rd Quarter Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was approximately $18.9 million for three months ended September 30, 2023 as compared to approximately $18.8 million for the same period of 2022.
•Diluted net income per share was $0.42 for three months ended September 30, 2023, and for the same period in 2022.
•Pangaea's TCE rates were $15,748 for the three months ended September 30, 2023 and $24,107 for the three months ended September 30, 2022.
•Adjusted EBITDA was $27.9 million for the three months ended September 30, 2023, as compared to $38.5 million for the same period of 2022.
•At the end of the quarter, Pangaea had $87.4 million in cash, and cash equivalents.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenues

Pangaea’s revenues are derived predominately from voyage, time charters, and terminal and stevedore revenue. Total revenue for the three months ended September 30, 2023 was $135.6 million, compared to $184.5 million for the same period in 2022, a 26% decrease. The decrease in revenues was primarily driven by lower average TCE rates earned as discussed above. The total shipping days went up by 1% to 4,610 in the three months ended September 30, 2023, in comparison to 4,553 for the same period in 2022. However, this decrease was partially offset by an increase in terminal and stevedore revenue resulting from the company's acquisition of port and terminal operations in June 2023.

Components of revenue are as follows:

Voyage revenues decreased by 26% for the three months ended September 30, 2023 to $127.9 million compared to $173.2 million for the same period in 2022. The decrease in voyage revenues was primarily due to lower average TCE rates earned, however, the number of voyage days increased 8% to 4,314 for the three months ended September 30, 2023 compared to 3,998 for the same period in 2022.

Charter revenues decreased to $3.8 million from $11.3 million, or 66%, for the three months ended September 30, 2023 compared to the same period in 2022. The decrease in charter revenues was due to a decrease in time charter days which were down 47% to 296 in the first quarter of 2023 from 555 for the same quarter in 2022 and decreased charter hire rates earned. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charter arrangements.

Terminal & Stevedore revenues increased to $3.9 million, for the three months ended September 30, 2023, as a result of the company's acquisition of port and terminal operations in June 2023.

Voyage Expenses

Voyage expenses were $59.1 million for the three months ended September 30, 2023, compared to $74.7 million for the same period in 2022, a decrease of approximately 21%. The decrease was attributable to a decrease in bunker costs partially offset by an increase port costs. The total costs of bunkers consumed decreased by 36.8% for the three months ended September 30, 2023 compared to the same period in 2022 even though the number of voyage days increased. The reduction in bunker expenses was primarily a result of a decline in market price. Port expenses increased by 4% compared to the prior year due to the increase in canal fees.

Charter Hire Expenses

Charter hire expenses for the three months ended September 30, 2023 were $25.5 million, compared to $50.8 million for the same period in 2022, a 50% decrease. The decrease in charter hire expenses was primarily due to a decrease in market rates to charter-in vessels. The average published market rates for Supramax and Panamax vessels decreased approximately 38% from an average of $17,115 in the third quarter of 2022 to $10,548 in the same period of 2023. Chartered-in days decreased 1% from 2,391 days in the three months ended September 30, 2022 to 2,358 days for the three months ended September 30, 2023. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the three months ended September 30, 2023 were $14.3 million, compared to $15.4 million for the same period in 2022, a decrease of approximately 7%. The ownership days for the three months ended September 30, 2023 and 2022 were 2,300 and 2,208, respectively, up 4%. Excluding technical management fees, vessel operating expenses on a per day basis were $5,706 for the three months ended September 30, 2023 and $6,471 for the three months ended September 30, 2022. Technical management fees were approximately $1.1 million for the three months ended September 30, 2023 and 2022. During the third quarter of 2022, there was a significant increase in vessel operating expenses. This was attributed to the Company's decision to change its technical manager, which was necessitated by the Ukraine conflict starting in February 2022.

Terminal & Stevedore Expenses

Terminal & Stevedore expenses increased to $3.5 million for the three months ended September 30, 2023, as a result of the company's acquisition of port and terminal operations in June 2023.

General and Administrative Expenses

General and administrative expenses were $5.5 million and $5.8 million for the three months ended September 30, 2023, and 2022, respectively. The decrease was mainly attributable to a reduction in incentive compensation accruals. However, this decrease was partially offset by an increase in general and administrative costs resulting from the Company's acquisition of port and terminal operations in June of 2023.

Unrealized gain (loss) on derivative instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, and when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts and forward bookings with forward freight agreements and bunkers swaps. The utilization of such derivatives can lead to fluctuations in the Company's reported results from operations on a period-to-period basis as the Company marks these positions to market at the balance sheet date while settlement of the position and execution of the physical transaction may occur at a future date. The Company recognized a mark to market gain on bunker swaps of approximately $3.4 million and on forward freight agreements (FFAs) of approximately $0.9 million in the three months ended September 30, 2023. The fair value gain on interest rate derivative amounted to approximately $0.2 million for the three months ended September 30, 2023. These gains resulted from changes in the fair value of the derivatives at the respective balance sheet dates.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenues

Pangaea’s revenues are derived predominately from voyage, time charters and terminal and stevedore revenue. Total revenue for the nine months ended September 30, 2023 was $367.4 million, compared to $571.8 million for the same period in 2022, a 36% decrease. The decrease in revenues was primarily due to lower average TCE rates and a 10% reduction in total shipping days, which amounted to 12,624 in the nine months ended September 30, 2023, compared to 14,035 for the same period in 2022.

Components of revenue are as follows:

Voyage revenues decreased by 34% for the nine months ended September 30, 2023 to $346.3 million compared to $522.7 million for the same period in 2022. The decrease in voyage revenues was primarily due to lower average TCE rates and a 7% decrease in the number of voyage days, which amounted to 11,283 for the nine months ended September 30, 2023, compared to 12,137 for the same period in 2022.

Charter revenues decreased to $16.6 million from $49.1 million, or 66%, for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease in charter revenues was due to a decrease in time charter days, which were down 29% to 1,341 in the nine months ended September 30, 2023 from 1,898 in the nine months ended September 30, 2022 and a decline in prevailing market rates. The time charter revenue per day was $12,406 for the nine months ended September 30, 2023 compared to $25,864 for the same period of 2022. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charter arrangements.

Terminal & Stevedore revenue increased to $4.5 million for the nine months ended September 30, 2023, as a result of the company's acquisition of port and terminal operations in June 2023.

Voyage Expenses

Voyage expenses were $170.3 million for the nine months ended September 30, 2023, compared to $207.9 million for the same period in 2022, a decrease of 18%. The decrease was mainly attributable to decreased bunker costs, port expenses and canal fees. Bunkers, port charges, and canal fees may fluctuate in line with the number of vessels employed on voyage charters. The number of voyage days decreased by 7% to 11,283 days in the nine months ended September 30, 2023 compared to 12,137 days for the same period in 2022. Total costs of bunkers consumed decreased by 28% for the nine months ended September 30, 2023 compared to the same period in 2022 due to decreasing market prices for bunkers. Port expenses decreased 4% compared to the prior year.

Charter Hire Expenses

Charter hire expenses for the nine months ended September 30, 2023 were $77.2 million, compared to $194.2 million for the same period in 2022, a 60% decrease. The decrease in charter hire expenses was primarily attributed to a substantial, 50% reduction, in market rates for charter-in vessels and a decrease in the number of chartered-in days from 7,556 days in the nine months ended September 30, 2022 to 6,050 days for the nine months ended September 30, 2023. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the nine months ended September 30, 2023 were $41.1 million, compared to $41.5 million for the same period in 2022, a decrease of approximately 1%. The ownership days for the nine months ended September 30, 2023 and 2022 were 6,722 and 6,680, respectively. Excluding technical management fees, vessel operating expenses on a per day basis were $5,620 for the nine months ended September 30, 2023 and $5,667 for the same period in 2022. Technical management fees were approximately $3.3 million and $3.6 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in vessel operating expenses was primarily attributable to a decrease in technical management fees. During the first and second quarter of 2022, the Company changed its technical manager which was necessitated by the Ukraine conflict starting in February 2022.

Terminal & Stevedore Expenses

Terminal expenses increased to $3.9 million for the nine months ended September 30, 2023, as a result of the Company's acquisition of port and terminal operations in June 2023.

General and Administrative Expenses

General and administrative expenses were $17.1 million and $16.2 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily driven by an increase in general and administrative costs resulting from the acquisition of port and terminal operations in June of 2023 of which approximately $0.5 million are non-recurring acquisition costs. However this was partially offset by a decrease in incentive compensation cost recognized for the nine months ended September 30, 2023 compared to the same period of 2022.

Unrealized (loss) gain on derivative instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, and when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts and forward bookings with forward freight agreements and bunkers swaps. The utilization of such derivatives can lead to fluctuations in the Company's reported results from operations on a period-to-period basis as the Company marks these positions to market at the balance sheet date while settlement of the position and execution of the physical transaction may occur at a future date. The Company recognized mark to market gain on bunker swaps of approximately $2.9 million and loss on forward freight agreements (FFAs) of approximately $0.7 million in the nine months ended September 30, 2023. The fair value gain on interest rate derivatives was approximately $0.6 million for the nine months ended September 30, 2023. These gains and losses resulted from changes in the fair value of the derivatives at the respective balance sheet dates.

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

As of September 30, 2023 and December 31, 2022, the Company had working capital of $83.2 million and $130.3 million, respectively. The reduction in working capital was mainly attributed to (i) $34.4 million of cash acquisitions, including the m/v Bulk Prudence and the port and terminal operation in June of 2023, (ii) $22.3 million reclassifications of long-term debt to current portion of long-term debt and (iii) partially offset by operating income generated during the nine months ended September 30, 2023.

Cash Flows:

The table below summarizes our primary sources and uses of cash for the three months ended September 30, 2023 and 2022. We have derived these summarized statements of cash flows from the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the nine months ended
(In millions)	September 30, 2023	September 30, 2022
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$47.7	$98.6
Changes in operating assets and liabilities, net	(17.8)	3.3
Operating activities	29.9	101.9
Investing activities	(25.0)	(11.5)
Financing activities	(45.9)	(28.6)
Net change	$(41.0)	$61.7

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2023 was $29.9 million compared to net cash provided by operating activities of $101.9 million for the nine months ended September 30, 2022. The cash flows from operating activities decreased compared to the same period in the prior year primarily due to the decrease in income from operations, and timing of customer receipts and supplier payments.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023 was $25.0 million compared to net cash used in investing activities of $11.5 million for the same period in 2022. During the nine months ended September 30, 2023, the Company (i) paid $27.2 million for the purchase of one vessel and other vessel improvements and (ii) paid $7.2 million for net, cash acquisition of a port and terminal operation. These uses of cash were partially offset by $8.0 million in net proceeds from the sale of one vessel. During the nine months ended September 30, 2022, the Company paid $18.4 million to purchase one vessel and other vessel improvements and paid $1.7 million as an advance on the purchase of one vessel. This use of cash was partially offset by $8.4 million from the sale of one vessel.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2023 and 2022 was $45.9 million and $28.6 million, respectively. During the nine months ended September 30, 2023, the Company repaid $12.4 million of long-term debt and $12.2 million of finance leases. The Company also paid $13.6 million in cash dividends to its shareholders and $7.5 million in cash dividends to non-controlling interest holders. During the nine months ended September 30, 2022, the Company repaid $12.2 million of long term debt and $11.8 million of finance leases. The Company also paid $9.0 million in cash dividends to its shareholders and $5.0 million in cash dividends to non-controlling interest holders. These uses of cash were partially offset by $15.0 million proceeds from finance leases.

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

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels, as well as port & terminal operations. The Company’s owned or partially owned and controlled fleet at September 30, 2023 includes: nine Panamax drybulk carriers (six of which are Ice-Class 1A); eight Supramax drybulk carriers, three Ultramax drybulk carriers (Two of which are Ice-Class IC), and four Post Panamax Ice Class 1A drybulk vessels.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $3.4 million and $6.0 million in the nine months ended September 30, 2023 and 2022, respectively. The Company expensed drydocking costs of approximately $356,000 and $4,000, respectively, in the nine months ended September 30, 2023 and 2022.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at September 30, 2023 or December 31, 2022.

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

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the nine months ended September 30, 2023.

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
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2023.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Mark L. Filanowski
Mark L. Filanowski
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)