Form 10-K
period 2023-12-31
Pangaea Logistics Solutions Ltd.
filed 2024-03-14
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates at June 30, 2023 was approximately $244.9 million based on the Nasdaq closing price for such shares on that date. The registrant has no non-voting common equity.

As of March 12, 2024, 46,721,228 shares of Common Shares, $0.0001 par value per share were outstanding.

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

PART I.

ITEM 1. BUSINESS

Introduction

Pangaea Logistics Solutions Ltd. and its subsidiaries (collectively, “Pangaea” or the “Company”) provides seaborne drybulk logistics and transportation services as well as terminal and stevedoring services. Pangaea utilizes its logistics expertise to service a broad base of industrial customers who require the transportation of a wide variety of drybulk cargoes, including grains, coal, iron ore, pig iron, hot briquetted iron, bauxite, alumina, cement clinker, dolomite and limestone. The Company addresses the logistics needs of its customers by undertaking a comprehensive set of services and activities, including cargo loading, cargo discharge, port and terminal operations, vessel chartering, voyage planning, and vessel technical management.

Business overview and Recent Developments

The Company provides ocean transportation services to clients utilizing an ocean-going fleet of motor vessels ("m/v") in the Handymax, Supramax, Ultramax and Panamax and Post-Panamax segments. At any time, this fleet may be comprised of a total of 45-60 vessels that are owned or chartered-in on a short-term basis. During 2023, the Company operated 26 vessels which were wholly-owned or partially-owned through joint ventures. The Company uses this fleet to transport approximately 22 million tons of cargo annually to nearly 225 ports around the world, averaging approximately 46 vessels in service daily in 2023 and 49 during 2022.

The Company’s port, projects, and logistics services include cargo loading, cargo discharge, and port and terminal services to vessel and cargo owners. Our logistics capabilities provide a wide array of services which allow our customers to extend their own services, to more efficiently transport their cargo, and to extend relationships with their own suppliers and customers. For some customers, the Company acts as their ocean logistics department, providing scheduling, terminal operations, port services, and marketing functions. The Company has worked with other customers on design, construction, and operation of loading and discharge facilities.

In addition, the Company focuses on fixing cargo and cargo contracts for transportation on backhaul routes. Backhaul routes position vessels for cargo discharge in typical loading areas. Backhaul routes allow us to reduce ballast days and instead earn revenues at times and on routes that are typically traveled without paying cargo.
The Company is a leader in the high ice class sector, supported by its operation of the world's largest fleet of dry bulk vessels over 60,000 dwt with Ice-Class 1A designation. High ice class trading includes service in ice-restricted areas in the Northern Hemisphere during both the winter (Baltic Sea and Gulf of St. Lawrence) and summer (Arctic Ocean). Trading during the ice seasons have historically provided superior profit margins, rewarding the Company for its investment in the specialized ships and the expertise it has developed working in these harsh environments.

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

•Expand capacity and flexibility by renewing its owned fleet and invest in ice class niche. The Company is continually looking to acquire additional high-quality vessels suited for its business strategy, the needs of its customers and growth opportunities the Company identifies. The Company believes that its experience as a reliable and serious counterparty in the purchase and sale market for second-hand vessels positions it as a candidate for acquisition of high quality vessels. The Company currently controls (owns or has an ownership interest in) a fleet of 24 bulk carriers as of March 14, 2024. The current fleet includes six Ice-Class 1A Panamax, four Post Panamax Ice Class 1A, three Panamax, two Ultramax Ice Class 1C, two Ultramax and seven Supramax drybulk vessels.

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

As of March 14, 2024, the Company operates its fleet of 24 owned or partially owned vessels, which are described in the table below:

Vessel Name	Type	DWT	Year Built	Yard
m/v Bulk Endurance	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding
m/v Bulk Destiny	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding
m/v Nordic Oasis	Panamax (Ice Class 1A)	76,180	2016	Oshima Shipbuilding
m/v Nordic Olympic	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding
m/v Nordic Odin	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding
m/v Nordic Oshima	Panamax (Ice Class 1A)	76,180	2014	Oshima Shipbuilding
m/v Nordic Orion	Panamax (Ice Class 1A)	75,603	2011	Oshima Shipbuilding
m/v Nordic Odyssey	Panamax (Ice Class 1A)	75,603	2010	Oshima Shipbuilding
m/v Bulk Valor	Supramax	58,105	2013	Tsuneishi Heavy Industries (Cebu)
m/v Bulk Friendship	Supramax	58,738	2011	Nantong Cosco Kawasaki HI
m/v Bulk Sachuest	Supramax	55,618	2010	Hyundai Vinashin
m/v Bulk Spirit	Supramax	52,950	2009	Oshima Shipbuilding
m/v Bulk Independence	Supramax	56,548	2008	Yokohama
m/v Bulk Pride	Supramax	58,749	2008	Tsuneishi Group (Zhoushan) Shipbuilding Inc.
m/v Bulk Freedom	Supramax	52,454	2005	Tsuneishi Shipbuilding Co. Ltd.
m/v Bulk Prudence	Ultramax	61,330	2014	Imabari Shipbuilding
m/v Bulk Courageous	Ultramax	61,393	2013	Imabari Shipbuilding Company Limited (Imabari)
m/v Bulk Promise	Panamax	78,228	2013	Shin Kurushima Toyohashi Shipbuilding Company Limited
m/v Bulk Concord	Panamax	76,600	2009	Shin Kasado Dockyard Co. Ltd
m/v Bulk Xaymaca (1)	Panamax	76,561	2006	Imabari SB Marugame
m/v Nordic Nuluujaak	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
m/v Nordic Qinngua	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
m/v Nordic Sanngijuq	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
m/v Nordic Siku	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
(1) Formerly known as m/v Bulk PODS
The Company owns its vessels through separate wholly-owned subsidiaries and through joint venture entities with other owners, which the Company consolidates as variable interest entities in its consolidated financial statements.

On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) from one of NBHC’s shareholders. The Company owns two-thirds of NBHC after the acquisition. NBHC is a corporation that was duly organized under the laws of Bermuda in October 2012. The m/v Nordic Orion (“Orion”), the m/v Nordic Odyssey (“Odyssey”), the m/v Nordic Oshima (“Oshima”), the m/v Nordic Olympic (“Olympic”), the m/v Nordic Odin (“Odin”) and the m/v Nordic Oasis (“Oasis”) are owned by wholly-owned subsidiaries of NBHC. All of these vessels are time chartered to Pangaea Denmark, a wholly-owned subsidiary of the Company, at fixed rates and also have a profit share arrangement. Pangaea Denmark commercially operates these vessels in spot and COA trades.

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

The Company operates a variety of chartered-in drybulk carriers in addition to its owned vessels. These chartered-in vessels, including Panamax, Supramax, Ultramax, Handymax, and Handysize vessels, play a significant role in the Company's operations. The Company employed an average of 46 vessels at any one time during 2023 and 49 in 2022. In 2023, the Company owned interests in 26 vessels and chartered in another 185 for one or more voyages. In 2022, the Company owned interests in 26 vessels and chartered in another 183 for one or more voyages. The Company generally charters in third-party vessels for periods of less than nine months and, in most cases, less than six months. Chartered-in contracts are negotiated through third-party brokers, who are paid commission on a percentage of charter cost. The Company believes that shorter-term charters afford it flexibility to match its variable costs to its customers’ service requirements and to respond quickly to market volatility. The Company also believes that this combination of owned and chartered-in vessels helps it to more efficiently match its customer demand than the Company could with only owned vessels or an entirely chartered-in fleet.

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

As of March 14, 2024, the Company’s significant subsidiaries are as follows:

Company Name	Country of Organization	Proportion of Ownership Interest
Americas Bulk Transport (BVI) Limited	British Virgin Islands	100%	(A)
Phoenix Bulk Management Bermuda Limited	Bermuda	100%	(B)
Pangaea Logistics Solutions (BVI) Limited (“Pangaea BVI”)	British Virgin Islands	100%	(C)
Bulk Ocean Shipping Company (Bermuda) Ltd.	Bermuda	100%	(D)
Phoenix Bulk Carriers (US) LLC	Delaware	100%	(E)
Allseas Logistics Bermuda Ltd.	Bermuda	100%	(F)
Bulk Trident Ltd. (“Bulk Trident”)	Bermuda	100%	(G)
Pangaea Logistics Solutions Denmark A/S. ("Pangaea Denmark") (formerly known as Nordic Bulk Carriers A/S)	Denmark	100%	(H)
Nordic Bulk Ventures (Cyprus) Limited ("NBV")	Cyprus	100%	(H)
109 Long Wharf LLC (“Long Wharf”)	Delaware	100%	(I)
Bulk Nordic Oshima (MI) Corp. (“Bulk Oshima”)	Marshall Islands	67%	(J)
Bulk Nordic Odin (MI) Corp. (“Bulk Odin”)	Marshall Islands	67%	(J)
Bulk Nordic Olympic (MI) Corp. (“Bulk Olympic”)	Marshall Islands	67%	(J)
Bulk Nordic Oasis (MI) Corp.. (“Bulk Oasis”)	Marshall Islands	67%	(J)
Bulk Nordic Odyssey Corp. (MI)	Marshall Islands	67%	(K)
Bulk Nordic Orion Corp. (MI)	Marshall Islands	67%	(K)
Nordic Bulk Holding Company Ltd. (“NBHC”)	Bermuda	67%	(L)
Bulk Courageous Corp. ("Bulk Courageous")	Marshall Islands	100%	(G)
Bulk Phoenix Ltd. ("Bulk Newport")	Bermuda	100%	(G)
Bulk Valor Corp. ("Bulk Valor")	Marshall Islands	100%	(G)
Bulk Promise Corp. ("Bulk Promise")	Marshall Islands	100%	(G)
Bulk Nordic Five Ltd. (“Five”)	Bermuda	100%	(G)
Bulk Nordic Six Ltd. (“Six”)	Bermuda	100%	(G)
Bulk Nordic Seven LLC (“Seven”)	Marshall Islands	100%	(G)
Bulk Nordic Eight LLC (“Eight”)	Marshall Islands	100%	(G)
Bulk Nordic Nine LLC (“Nine”)	Marshall Islands	100%	(G)
Bulk Nordic Ten LLC (“Ten”)	Marshall Islands	100%	(G)
Nordic Bulk Partners LLC (“NBP”)	Marshall Islands	50%	(M)
Nordic Bulk Ventures Holding Company Ltd. (“BVH”)	Bermuda	100%	(A)
Bulk Freedom Corp. ("Bulk Freedom")	Marshall Islands	100%	(G)
Bulk Pride Corp. ("Bulk Pride")	Marshall Islands	100%	(G)
Bulk Independence Corp. ("Bulk Independence")	Marshall Islands	100%	(G)
Bulk Friendship Corp. ("Bulk Friendship")	Marshall Islands	100%	(G)
Phoenix Bulk 25 Corp. ("Phoenix Bulk 25")	Marshall Islands	100%	(G)
Bulk Sachuest Corp. ("Bulk Sachuest")	Marshall Islands	100%	(G)
Bulk Prudence Corp. ("Bulk Prudence")	Marshall Islands	100%	(G)
Venture Logistics NL Inc. ("VLNL")	Canada	50%	(N)
Flintstone Ventures Limited ("FVL")	Newfoundland and Labrador	100%	(O)
Seamar Management S.A.	Greece	51%	(P)
Bulk PODS Ltd. ("Bulk PODS")	Marshall Islands	100%	(G)
Bulk Spirit Ltd. ("Bulk Spirit")	Marshall Islands	100%	(G)
Pangaea Logistics Solutions Singapore Pte. Ltd.	Singapore	100%	(H)
Narragansett Bulk Carriers (US) Corp.	Rhode Island	100%	(H)
Patriot Stevedoring & Logistics, LLC	Massachusetts	50%	(Q)
Bay Stevedoring LLC	Delaware	100%	(R)
Pangaea Logistics Solutions (US) LLC ("PANL US")	Delaware	100%	(S)
Pangaea Baltimore LLC	Delaware	100%	(R)
Pangaea Port Everglades LLC	Delaware	100%	(R)

(A)The primary purpose of this corporation is to manage and operate ocean going vessels.
(B)The primary purpose of this entity is to perform certain administrative management functions that have been assigned by PBC.

(C)The primary purpose of this corporation is to provide logistics services to customers by chartering, managing and operating ships. Formerly known as Phoenix Bulk Carriers (BVI) Limited.
(D)The primary purpose of this corporation is to manage the fuel procurement for all vessels.
(E)The primary purpose of this corporation is to act as the U.S. administrative agent for the Company.
(F)The primary purpose of this corporation is to act as the treasury agent for the Company.
(G)The primary purpose of these entities is owning bulk carriers.
(H)The primary purpose of these entities is to provide logistics services to customers by chartering, managing and operating ships. NBV is the holding company of Pangaea Denmark. Formerly known as Nordic Bulk Carriers A/S.
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
(R)The primary purpose of the company is to manage and operate port terminals.
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

The Company employs approximately 151 shore-based personnel and has approximately 500 independently contracted seagoing personnel on its owned vessels. The shore-based personnel are employed in the United States, Athens, Copenhagen and Singapore.

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

As a global logistics provider, headquartered in the United States, we recognize the impacts of our actions and are focused on establishing safe, responsible, and sustainable policies and practices that will enhance our business for the long term. Transparency is an important step toward sustainability in our industry and we were pleased to present our third concise Environmental, Social and Governance (ESG) report based on the Marine Transportation framework developed by the Sustainability Accounting Standards Board (SASB) during 2023. More specifically over the past several years we have taken steps to integrate ESG into operations, including:

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

Sulfur content standards are even stricter within certain “Emission Control Areas,” or (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1% m/m. Amended Annex VI establishes procedures for designating new ECAs. Currently, the IMO has designated four ECAs, including specified portions of the Baltic Sea area, North Sea area, North American area and United States Caribbean area. Ocean-going vessels in these areas will be subject to stringent emission controls and may cause us to incur additional costs. Certain ports in which our vessels call, including China and Singapore, are currently or may become subject to local regulations that impose stricter emission controls. In December 2021, the member states of the Convention for the Protection of the Mediterranean Sea Against Pollution (the “Barcelona Convention”) agreed to support the designation of a new ECA in the Mediterranean. On December 15, 2022, MEPC 79 adopted the designation of a new ECA in the Mediterranean, with an effective date of May 1, 2025. In July 2023, MEPC 80 announced three new ECA proposals, including the Canadian Arctic waters and the North-East

Atlantic Ocean. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations. Refer to “Capital Expenditures” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and “We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures or subject us to increased liability” in Item 1A. Risk Factors for further details of our plan for compliance and potential costs.

Amended Annex VI also establishes new tiers of stringent nitrogen oxide emissions standards for marine diesel engines, depending on their date of installation. At the MEPC meeting held from March to April 2014, amendments to Annex VI were adopted which address the date on which Tier III Nitrogen Oxide (NOx) standards in ECAs will go into effect. Under the amendments, Tier III NOx standards apply to ships that operate in the North American and U.S. Caribbean Sea ECAs designed for the control of NOx produced by vessels with a marine diesel engine installed and constructed on or after January 1, 2016. Tier III requirements could apply to areas that will be designated for Tier III NOx in the future. At MEPC 70 and MEPC 71, the MEPC approved the North Sea and Baltic Sea as ECAs for nitrogen oxide for ships built on or after January 1, 2021. The EPA promulgated equivalent (and in some senses stricter) emissions standards in 2010 and we are compliant with the Tier I and Tier II requirements for NOx emissions under the EPA standards and Annex VI. We do not currently own any vessels subject to the Tier III requirements, although we may acquire such vessels in the future. As a result of these designations or similar future designations, we may be required to incur additional operating or other costs.

As determined at the MEPC 70, the new Regulation 22A of MARPOL Annex VI became effective as of March 1, 2018 and requires ships above 5,000 gross tonnage to collect and report annual data on fuel oil consumption to an IMO database, with the first year of data collection having commenced on January 1, 2019. The IMO intends to use such data as the first step in its roadmap (through 2023) for developing its strategy to reduce greenhouse gas emissions from ships, as discussed further below.

As of January 1, 2013, MARPOL made mandatory certain measures relating to energy efficiency for ships. All ships are now required to develop and implement Ship Energy Efficiency Management Plans (“SEEMP”), and new ships must be designed in compliance with minimum energy efficiency levels per capacity mile as defined by the Energy Efficiency Design Index (“EEDI”). Under these measures, by 2025, all new ships built will be 30% more energy efficient than those built in 2014. MEPC 75 adopted amendments to MARPOL Annex VI which brings forward the effective date of the EEDI’s “phase 3” requirements from January 1, 2025 to April 1, 2022 for several ship types, including gas carriers, general cargo ships, and LNG carriers.

Additionally, MEPC 75 introduced draft amendments to Annex VI which impose new regulations to reduce greenhouse gas emissions from ships. These amendments introduce requirements to assess and measure the energy efficiency of all ships and set the required attainment values, with the goal of reducing the carbon intensity of international shipping. The requirements include (1) a technical requirement to reduce carbon intensity based on a new Energy Efficiency Existing Ship Index (“EEXI”), and (2) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). The attained EEXI is required to be calculated for ships of 400 gross tonnage and above, in accordance with different values set for ship types and categories. With respect to the CII, the draft amendments would require ships of 5,000 gross tonnage to document and verify their actual annual operational CII achieved against a determined required annual operational CII. Additionally, MEPC 75 proposed draft amendments requiring that, on or before January 1, 2023, all ships above 400 gross tonnage must have an approved SEEMP on board. For ships above 5,000 gross tonnage, the SEEMP would need to include certain mandatory content. MEPC 75 also approved draft amendments to MARPOL Annex I to prohibit the use and carriage for use as fuel of heavy fuel oil (“HFO”) by ships in Arctic waters on and after July 1, 2024. The draft amendments introduced at MEPC 75 were adopted at the MEPC 76 session in June 2021 and entered into force in November 2022, with the requirements for EEXI and CII certification coming into effect from January 1, 2023. MEPC 77 adopted a non-binding resolution which urges Member States and ship operators to voluntarily use distillate or other cleaner alternative fuels or methods of propulsion that are safe for ships and could contribute to the reduction of Black Carbon emissions from ships when operating in or near the Arctic. MEPC 79 adopted amendments to MARPOL Annex VI, Appendix IX to include the attained and required CII values, the CII rating and attained EEXI for existing ships in the required information to be submitted to the IMO Ship Fuel Oil Consumption Database. MEPC 79 revised the EEDI calculation guidelines to include a CO2 conversion factor for ethane, a reference to the updated ITCC guidelines, and a clarification that in case of a ship with multiple load line certificates, the maximum certified summer draft should be used when determining the deadweight. The amendments will enter into force on May 1, 2024. In July 2023, MEPC 80 approved the plan for reviewing CII regulations and guidelines, which must be completed at the latest by January 1, 2026. There will be no immediate changes to the CII framework, including correction factors and voyage adjustments, before the review is completed.

We may incur costs to comply with these revised standards. Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems and could adversely affect our business, results of operations, cash flows and financial condition. The Company plans to continue to invest in its existing fleet to improve fuel efficiency and comply with these revised standards through its comprehensive IMO 2023 plan.

Safety Management System Requirements

The SOLAS Convention was amended to address the safe manning of vessels and emergency training drills. The Convention of Limitation of Liability for Maritime Claims (the “LLMC”) sets limitations of liability for a loss of life or personal injury claim or a property claim against ship owners. We believe that our vessels are in substantial compliance with SOLAS and LLMC standards.

Under Chapter IX of the SOLAS Convention, or the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention (the “ISM Code”), our operations are also subject to environmental standards and requirements. The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies. We rely upon the safety management system that we and our technical management team have developed for compliance with the ISM Code. The failure of a vessel owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with the ISM Code requirements for a safety management system. No vessel can obtain a safety management certificate unless its manager has been awarded a document of compliance, issued by each flag state, under the ISM Code. GSSM has valid documents of compliance for our offices and safety management certificates for all of our vessels for which the certificates are required by the IMO. The document of compliance and safety management certificate are renewed as required.

Regulation II-1/3-10 of the SOLAS Convention governs ship construction and stipulates that ships over 150 meters in length must have adequate strength, integrity and stability to minimize risk of loss or pollution. Goal-based standards amendments in SOLAS regulation II-1/3-10 entered into force in 2012, with July 1, 2016 set for application to new oil tankers and bulk carriers. The SOLAS Convention regulation II-1/3-10 on goal-based ship construction standards for bulk carriers and oil tankers, which entered into force on January 1, 2012, requires that all oil tankers and bulk carriers of 150 meters in length and above, for which the building contract is placed on or after July 1, 2016, satisfy applicable structural requirements conforming to the functional requirements of the International Goal-based Ship Construction Standards for Bulk Carriers and Oil Tankers (“GBS Standards”).

Amendments to the SOLAS Convention Chapter VII apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code (“IMDG Code”). Effective January 1, 2018, the IMDG Code includes (1) updates to the provisions for radioactive material, reflecting the latest provisions from the International Atomic Energy Agency, (2) new marking, packing and classification requirements for dangerous goods, and (3) new mandatory training requirements. Amendments that took effect on January 1, 2020, also reflect the latest material from the UN Recommendations on the Transport of Dangerous Goods, including (1) new provisions regarding IMO type 9 tank, (2) new abbreviations for segregation groups, and (3) special provisions for carriage of lithium batteries and of vehicles powered by flammable liquid or gas. Additional amendments, which came into force on June 1, 2022, include (1) addition of a definition of dosage rate, (2) additions to the list of high consequence dangerous goods, (3) new provisions for medical/clinical waste, (4) addition of various ISO standards for gas cylinders, (5) a new handling code, and (6) changes to stowage and segregation provisions.

The IMO has also adopted the International Convention on Standards of Training, Certification and Watchkeeping for Seafarers (“STCW”). As of February 2017, all seafarers are required to meet the STCW standards and be in possession of a valid STCW certificate. Flag states that have ratified SOLAS and STCW generally employ the classification societies, which have incorporated SOLAS and STCW requirements into their class rules, to undertake surveys to confirm compliance.

The IMO's Maritime Safety Committee and MEPC, respectively, each adopted relevant parts of the International Code for Ships Operating in Polar Water (the “Polar Code”). The Polar Code, which entered into force on January 1, 2017, covers design, construction, equipment, operational, training, search and rescue as well as environmental protection matters relevant to ships operating in the waters surrounding the two poles. It also includes mandatory measures regarding safety and pollution prevention as well as recommendatory provisions. The Polar Code applies to new ships constructed after January 1, 2017, and after January 1, 2018, ships constructed before January 1, 2017 are required to meet the relevant requirements by the earlier of their first intermediate or renewal survey.

Furthermore, recent action by the IMO’s Maritime Safety Committee and United States agencies indicates that cybersecurity regulations for the maritime industry are likely to be further developed in the near future in an attempt to combat cybersecurity threats. By IMO resolution, administrations are encouraged to ensure that cyber-risk management systems are incorporated by ship-owners and managers by their first annual Document of Compliance audit after January 1, 2021. In February 2021, the U.S. Coast Guard published guidance on addressing cyber risks in a vessel’s safety management system. This might cause companies to create additional procedures for monitoring cybersecurity, which could require additional expenses and/or capital expenditures. The impact of future regulations is hard to predict at this time.

In June 2022, SOLAS also set out new amendments that took effect on January 1, 2024, which include new requirements for: (1) the design for safe mooring operations, (2) the Global Maritime Distress and Safety System (“GMDSS”), (3) watertight integrity, (4) watertight doors on cargo ships, (5) fault-isolation of fire detection systems, (6) life-saving appliances, and (7) safety of ships using LNG as fuel. These new requirements may impact the cost of our operations.

Pollution Control and Liability Requirements

The IMO has negotiated international conventions that impose liability for pollution in international waters and the territorial waters of the signatories to such conventions. For example, the IMO adopted an International Convention for the Control and Management of Ships’ Ballast Water and Sediments (the “BWM Convention”) in 2004. The BWM Convention entered into force on September 8, 2017. The BWM Convention requires ships to manage their ballast water to remove, render harmless, or avoid the uptake or discharge of new or invasive aquatic organisms and pathogens within ballast water and sediments. The BWM Convention’s implementing regulations call for a phased introduction of mandatory ballast water exchange requirements, to be replaced in time with mandatory concentration limits, and require all ships to carry a ballast water record book and an international ballast water management certificate.

On December 4, 2013, the IMO Assembly passed a resolution revising the application dates of the BWM Convention so that the dates are triggered by the entry into force date and not the dates originally in the BWM Convention. This, in effect, makes all vessels delivered before the entry into force date “existing vessels” and allows for the installation of ballast water management systems on such vessels at the first International Oil Pollution Prevention (IOPP) renewal survey following entry into force of the convention. The MEPC adopted updated guidelines for approval of ballast water management systems (G8) at MEPC 70. At MEPC 71, the schedule regarding the BWM Convention’s implementation dates was also discussed and amendments were introduced to extend the date existing vessels are subject to certain ballast water standards. Those changes were adopted at MEPC 72. Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. Depending on the date of the IOPP renewal survey, existing vessels must comply with the D-2 standard on or after September 8, 2019. For most ships, compliance with the D-2 standard will involve installing on-board systems to treat ballast water and eliminate unwanted organisms. Ballast water management systems, which include systems that make use of chemical, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the ballast water, must be approved in accordance with IMO Guidelines (Regulation D-3). As of October 13, 2019, MEPC 72’s amendments to the BWM Convention took effect, making the Code for Approval of Ballast Water Management Systems, which governs assessment of ballast water management systems, mandatory rather than permissive, and formalized an implementation schedule for the D-2 standard. Under these amendments, all ships must meet the D-2 standard by September 8, 2024. Costs of compliance with these regulations may be substantial. Additionally, in November 2020, MEPC 75 adopted amendments to the BWM Convention which would require a commissioning test of the ballast water management system for the initial survey or when performing an additional survey for retrofits. This analysis will not apply to ships that already have an installed BWM system certified under the BWM Convention. These amendments entered into force on June 1, 2022. In December 2022, MEPC 79 agreed that it should be permitted to use ballast tanks for temporary storage of treated sewage and grey water. MEPC 79 also established that ships are expected to return to D-2 compliance after experiencing challenging uptake water and bypassing a BWM system should only be used as a last resort. In July 2023, MEPC 80 approved a plan for a comprehensive review of the BWM Convention over the next three years and the corresponding development of a package of amendments to the Convention. MEPC 80 also adopted further amendments relating to Appendix II of the BWM Convention concerning the form of the Ballast Water Record Book, which are expected to enter into force in February 2025. A protocol for ballast water compliance monitoring devices and unified interpretation of the form of the BWM Convention certificate were also adopted.

Once mid-ocean exchange ballast water treatment requirements become mandatory under the BWM Convention, the cost of compliance could increase for ocean carriers and may have a material effect on our operations. However, many countries already regulate the discharge of ballast water carried by vessels from country to country to prevent the introduction of invasive and harmful species via such discharges. The U.S., for example, requires vessels entering its waters from another country to conduct mid-ocean ballast exchange, or undertake some alternate measure, and to comply with certain reporting requirements. The system specification requirements for trading in the U.S. have been formalized and we have been installing ballast water treatment systems on our vessels as their special survey deadlines come due. These ballast water treatment systems range in cost from $0.5 million to $0.7 million each, primarily dependent on the size of the vessel. Refer to “Capital Expenditures” section for further information.

The IMO adopted the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended by different Protocols in 1976, 1984, and 1992, and amended in 2000 (the “CLC”). Under the CLC and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner may be strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain exceptions. The 1992 Protocol changed certain limits on liability expressed using the International Monetary Fund currency unit, the Special Drawing Rights. The limits on liability have since been amended so that the compensation limits on liability were raised. The right to limit liability is forfeited under the CLC where the spill is caused by the shipowner’s actual fault and under the 1992 Protocol where the spill is caused by the shipowner’s intentional or reckless act or omission where the shipowner knew pollution damage would probably result. The CLC requires ships over 2,000 tons covered by it to maintain insurance covering the liability of the owner in a sum equivalent to an owner’s liability for a single incident. We have protection and indemnity insurance for environmental incidents. P&I Clubs in the International Group issue the required Bunkers Convention “Blue Cards” to enable signatory states to issue certificates. All of our vessels are in possession of a CLC State issued certificate attesting that the required insurance coverage is in force.

The IMO also adopted the International Convention on Civil Liability for Bunker Oil Pollution Damage (the “Bunker Convention”) to impose strict liability on ship owners (including the registered owner, bareboat charterer, manager or operator) for pollution damage in jurisdictional waters of ratifying states caused by discharges of bunker fuel. The Bunker Convention requires registered owners of ships over 1,000 gross tons to maintain insurance for pollution damage in an amount equal to the limits of liability under the applicable national or international limitation regime (but not exceeding the amount calculated in accordance with the LLMC). With respect to non-ratifying states, liability for spills or releases of oil carried as fuel in ship’s bunkers typically is determined by the national or other domestic laws in the jurisdiction where the events or damages occur.

Ships are required to maintain a certificate attesting that they maintain adequate insurance to cover an incident. In jurisdictions, such as the United States where the CLC or the Bunker Convention has not been adopted, various legislative schemes or common law govern, and liability is imposed either on the basis of fault or on a strict-liability basis.

Anti-Fouling Requirements

In 2001, the IMO adopted the International Convention on the Control of Harmful Anti-fouling Systems on Ships, or the “Anti-fouling Convention.” The Anti-fouling Convention, which entered into force on September 17, 2008, prohibits the use of organotin compound coatings to prevent the attachment of mollusks and other sea life to the hulls of vessels. The exteriors of vessels constructed prior to January 1, 2003 that have not been in drydock must, as of September 17, 2008, either not contain the prohibited compounds or have coatings applied to the vessel exterior that act as a barrier to the leaching of the prohibited compounds. Vessels of over 400 gross tons engaged in international voyages will also be required to undergo an initial survey before the vessel is put into service or before an International Anti-fouling System Certificate, or the “IAFS Certificate,” is issued for the first time; and subsequent surveys when the anti-fouling systems are altered or replaced. Vessels of 24 meters in length or more but less than 400 gross tonnage engaged in international voyages will have to carry a Declaration on Anti-fouling Systems signed by the owner or authorized agent.

In November 2020, MEPC 75 approved draft amendments to the Anti-fouling Convention to prohibit anti-fouling systems containing cybutryne, which would apply to ships from January 1, 2023, or, for ships already bearing such an anti-fouling system, at the next scheduled renewal of the system after that date, but no later than 60 months following the last application to the ship of such a system. In addition, the IAFS Certificate has been updated to address compliance options for anti-fouling systems to address cybutryne. Ships which are affected by this ban on cybutryne must receive an updated IAFS Certificate no later than two years after the entry into force of these amendments. Ships which are not affected (i.e. with anti-fouling systems which do not contain cybutryne) must receive an updated IAFS Certificate at the next Anti-fouling application to the vessel. These amendments were formally adopted at MEPC 76 in June 2021, and entered into force on January 1, 2023.

We have obtained Anti-fouling System Certificates for all of our vessels that are subject to the Anti-fouling Convention.

Compliance Enforcement

Noncompliance with the ISM Code or other IMO regulations may subject the ship owner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. The USCG and European Union authorities have indicated that vessels not in compliance with the ISM Code by applicable deadlines will be prohibited from trading in U.S. and European Union ports, respectively. As of the date of this report, each of our vessels is ISM Code certified. However, there can be no assurance that such certificates will be maintained in the future. The IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

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

Other United States Environmental Initiatives

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

European Union Regulations

In October 2009, the European Union amended a directive to impose criminal sanctions for illicit ship-source discharges of polluting substances, including minor discharges, if committed with intent, recklessly or with serious negligence and the discharges individually or in the aggregate result in deterioration of the quality of water. Aiding and abetting the discharge of a polluting substance may also lead to criminal penalties. The directive applies to all types of vessels, irrespective of their flag, but certain exceptions apply to warships or where human safety or that of the ship is in danger. Criminal liability for pollution may result in substantial penalties or fines and increased civil liability claims. Regulation (EU) 2015/757 of the European Parliament and of the Council of 29 April 2015 (amending EU Directive 2009/16/EC) governs the monitoring, reporting and verification of carbon dioxide emissions from maritime transport, and, subject to some exclusions, requires companies with ships over 5,000 gross tonnage to monitor and report carbon dioxide emissions annually, which may cause us to incur additional expenses.

The European Union has adopted several regulations and directives requiring, among other things, more frequent inspections of high-risk ships, as determined by type, age, and flag as well as the number of times the ship has been detained. The European Union also adopted and extended a ban on substandard ships and enacted a minimum ban period and a definitive ban for repeated offenses. The regulations also provided the European Union with greater authority and control over classification societies, by imposing more requirements on classification societies and providing for fines or penalty payments for organizations that failed to comply. Furthermore, the EU has implemented regulations requiring vessels to use reduced sulfur content fuel for their main and auxiliary engines. The EU Directive 2005/33/EC (amending Directive 1999/32/EC) introduced requirements parallel to those in Annex VI relating to the sulfur content of marine fuels. In addition, the EU imposed a 0.1% maximum sulfur requirement for fuel used by ships at berth in the Baltic, the North Sea and the English Channel (the so-called “SOx-Emission Control Area”). As of January 2020, EU member states must also ensure that ships in all EU waters, except the SOx-Emission Control Area, use fuels with a 0.5% maximum sulfur content.

On September 15, 2020, the European Parliament voted to include greenhouse gas emissions from the maritime sector in the European Union’s carbon market, the EU Emissions Trading System (“EU ETS”) as part of its “Fit-for-55” legislation to reduce net greenhouse gas emissions by at least 55% by 2030 as compared to 1990 levels. On July 14, 2021, the European Parliament formally proposed its plan, which would involve gradually including the maritime sector from 2023 and phasing the sector in over a three-year period. This will require shipowners to buy permits to cover these emissions. The Environment Council adopted a general approach on the proposal in June 2022. On December 18, 2022, the Environmental Council and European Parliament agreed to include maritime shipping emissions within the scope of the EU ETS on a gradual introduction of obligations for shipping companies to surrender allowances equivalent to a portion of their carbon emissions: 40% for verified emissions from 2024, 70% for 2025 and 100% for 2026. Most large vessels will be included in the scope of the EU ETS from the start. Big offshore vessels of 5,000 gross tonnage and above will be included in the 'MRV' on the monitoring, reporting and verification of CO2 emissions from maritime transport regulation from 2025 and in the EU ETS from 2027. General cargo vessels and off-shore vessels between 400-5,000 gross tonnage will be included in the MRV regulation from 2025 and their inclusion in EU ETS will be reviewed in 2026. Furthermore, starting from January 1, 2026, the ETS regulations will expand to include emissions of two additional greenhouse gases: nitrous oxide and methane. Compliance with the Maritime EU ETS will result in additional compliance and administration costs to properly incorporate the provisions of the Directive into our business routines. Additional EU regulations which are part of the EU’s "Fit-for-55," could also affect our financial position in terms of compliance and administration costs when they take effect.

Additionally, on July 25, 2023, the European Council of the European Union adopted the Maritime Fuel Regulation under the FuelEU Initiative of its “Fit-for-55” package which sets limitations on the acceptable yearly greenhouse gas intensity of the energy used by covered vessels. Among other things, the Maritime Fuel Regulation requires that greenhouse gas emissions from covered vessels are reduced by 2% starting January 1, 2025, with additional reductions contemplated every five years (up to 80% from January 1, 2050).

Greenhouse Gas Regulation

Our industry currently is heavily dependent on the consumption of fossil fuels, which has been linked by certain experts to greenhouse gas emissions and the warming of the global climate system. We are committed to working to reduce our carbon footprint, including by transitioning to low-carbon fuels while continuing to deliver for our customers. Our governance, strategy, risk management and performance monitoring efforts with respect to managing this challenge continue to evolve.

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol of the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions with targets extended through 2020. International negotiations are continuing with respect to a successor to the Kyoto Protocol, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016 and does not directly limit greenhouse gas emissions from ships. The U.S. initially entered into the agreement, but on June 1, 2017, former U.S. President Trump announced that the United States intended to withdraw from the Paris Agreement, and the withdrawal became effective on November 4, 2020. On January 20, 2021, U.S. President Biden signed an executive order to rejoin the Paris Agreement, which the U.S. officially rejoined on February 19, 2021.

At MEPC 70 and MEPC 71, a draft outline of the structure of the initial strategy for developing a comprehensive IMO strategy on reduction of greenhouse gas emissions from ships was approved. In accordance with this roadmap, in April 2018, nations at the MEPC 72 adopted an initial strategy to reduce greenhouse gas emissions from ships. The initial strategy identifies “levels of ambition” to reducing greenhouse gas emissions, including (1) decreasing the carbon intensity from ships through implementation of further phases of the EEDI for new ships; (2) reducing carbon dioxide emissions per transport work, as an average across international shipping, by at least 40% by 2030, pursuing efforts towards 70% by 2050, compared to 2008 emission levels; and (3) reducing the total annual greenhouse emissions by at least 50% by 2050 compared to 2008 while pursuing efforts towards phasing them out entirely. The initial strategy notes that technological innovation, alternative fuels and/or energy sources for international shipping will be integral to achieve the overall ambition. These regulations could cause us to incur additional substantial expenses. At MEPC 77, the Member States agreed to initiate the revision of the Initial IMO Strategy on Reduction of GHG emissions from ships, recognizing the need to strengthen the ambition during the revision process. In July 2023, MEPC 80 adopted a revised strategy, which includes an enhanced common ambition to reach net-zero greenhouse gas emissions from international shipping around or close to 2050, a commitment to ensure an uptake of alternative zero and near-zero greenhouse gas fuels by 2030, as well as i). reducing the total annual greenhouse gas emissions from international shipping by at least 20%, striving for 30%, by 2030, compared to 2008; and ii). reducing the total annual greenhouse gas emissions from international shipping by at least 70%, striving for 80%, by 2040, compared to 2008. At MEPC 80, the IMO also announced its intention to develop and approve mid-term greenhouse gas reduction measures by Spring 2025, with entry into force of those measures in 2027. These measures include (1) a goal-based marine fuel standard regulating the phased reduction of the marine fuel's GHG intensity, and (2) a global carbon pricing mechanism.

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. Starting in January 2018, large ships over 5,000 gross tonnage calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information. Under the European Climate Law, the EU committed to reduce its net greenhouse gas emissions by at least 55% by 2030 through its “Fit-for-55” legislation package. As part of this initiative, regulations relating to the inclusion of greenhouse gas emissions from the maritime sector in the European Union’s carbon market, EU ETS, are also forthcoming.

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources, and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, former U.S. President Trump signed an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions, and in August 2019, the Administration announced plans to weaken regulations for methane emissions. Further, on August 13, 2020, the EPA released rules rolling back standards to control methane and volatile organic compound emissions from new oil and gas facilities. However, U.S. President Biden recently directed the EPA to publish a proposed rule suspending, revising, or rescinding certain of these rules. On November 2, 2021, the EPA issued a proposed rule under the CAA designed to reduce methane emissions from oil and gas sources. The proposed rule would reduce 41 million tons of methane emissions between 2023 and 2035 and cut methane emissions in the oil and gas sector by approximately 74 percent compared to emissions from this sector in 2005. EPA issued a supplemental proposed rule in November 2022 to include additional methane reduction measures. On December 2, 2023, the Biden Administration announced the final rule that includes updated and strengthened standards for methane and other air pollutants from new, modified, and reconstructed sources, as well as Emissions Guidelines to assist states in developing plans to limit methane emissions from existing sources. These new regulations could potentially affect our operations.

Any passage of climate control legislation or other regulatory initiatives by the IMO, the EU, the U.S. or other countries where we operate, or any treaty adopted at the international level to succeed the Kyoto Protocol or Paris Agreement, that restricts emissions of greenhouse gases could require us to make significant financial expenditures which we cannot predict with certainty at this time. Even in the absence of climate control legislation, our business may be indirectly affected to the extent that climate change may result in sea level changes or certain weather events.

International Labor Organization

The International Labour Organization (the “ILO”) is a specialized agency of the UN that has adopted the Maritime Labor Convention 2006 (“MLC 2006”). A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance is required to ensure compliance with the MLC 2006 for all ships that are 500 gross tonnage or over and are either engaged in international voyages or flying the flag of a Member and operating from a port, or between ports, in another country. We believe that all of our vessels are in substantial compliance with and are certified to meet MLC 2006.

Vessel Security Regulations

Since the terrorist attacks of September 11, 2001 in the United States, there have been a variety of initiatives intended to enhance vessel security such as the U.S. Maritime Transportation Security Act of 2002 (“MTSA”). To implement certain portions of the MTSA, the USCG issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States and at certain ports and facilities, some of which are regulated by the EPA.

Similarly, Chapter XI-2 of the SOLAS Convention imposes detailed security obligations on vessels and port authorities and mandates compliance with the International Ship and Port Facility Security Code (“the ISPS Code”). The ISPS Code is designed to enhance the security of ports and ships against terrorism. To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel’s flag state. Ships operating without a valid certificate may be detained, expelled from, or refused entry at port until they obtain an ISSC. The various requirements, some of which are found in the SOLAS Convention, include, for example, on-board installation of automatic identification systems to provide a means for the automatic transmission of safety-related information from among similarly equipped ships and shore stations, including information on a ship’s identity, position, course, speed and navigational status; on-board installation of ship security alert systems, which do not sound on the vessel but only alert the authorities on shore; the development of vessel security plans; ship identification number to be permanently marked on a vessel’s hull; a continuous synopsis record kept onboard showing a vessel's history including the name of the ship, the state whose flag the ship is entitled to fly, the date on which the ship was registered with that state, the ship's identification number, the port at which the ship is registered and the name of the registered owner(s) and their registered address; and compliance with flag state security certification requirements.

The USCG regulations, intended to align with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures, provided such vessels have on board a valid ISSC that attests to the vessel’s compliance with the SOLAS Convention security requirements and the ISPS Code. Future security measures could have a significant financial impact on us. We intend to comply with the various security measures addressed by MTSA, the SOLAS Convention and the ISPS Code.

The cost of vessel security measures has also been affected by the escalation in the frequency of acts of piracy against ships, notably off the coast of Somalia, including the Gulf of Aden and Arabian Sea area, as well as off the coast of Western Africa. Substantial loss of revenue and other costs may be incurred as a result of detention of a vessel or additional security measures, and the risk of uninsured losses could significantly affect our business. Costs are incurred in taking additional security measures in accordance with Best Management Practices to Deter Piracy, notably those contained in the BMP5 industry standard.

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

The Company expects to perform two special surveys in 2024 at an aggregate total cost of approximately $2.0 million. The Company expects to perform four intermediate surveys in 2024 at an aggregate total cost of approximately $0.3 million. The Company estimates that offhire related to the surveys and related repair work is ten to twenty days per vessel, depending on the size and condition of the vessel.

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

TAXATION

U.S. Taxation

The following discussion is based upon the provisions of the U.S. Internal Revenue Code of 1986, as amended, or the Code, existing and proposed U.S. Treasury Department regulations, or the Treasury Regulations, administrative rulings and pronouncements and judicial decisions, all as of the date of this annual report. Unless otherwise noted, references to the “Company” include the Company’s Subsidiaries. This discussion assumes that we do not have an office or other fixed place of business in the United States.

Taxation of the Company’s Shipping Income: In General

The Company anticipates that it will derive a significant portion of its gross income from the use and operation of vessels in international commerce and that this income will principally consist of freights from the transportation of cargoes, hire or lease from time or voyage charters and the performance of services directly related thereto, which the Company refers to as “shipping income”. Shipping income that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States will be considered to be 50% derived from sources within the United States. Shipping income attributable to transportation that both begins and ends in the United States will be considered to be 100% derived from sources within the United States. The Company is not permitted by law to engage in transportation that gives rise to 100% U.S. source income.
Shipping income attributable to transportation exclusively between non-U.S. ports will be considered to be 100% derived from sources outside the United States. Shipping income derived from sources outside the United States will not be subject to U.S. federal income tax.

Based upon the Company’s anticipated shipping operations, the Company’s vessels will operate in various parts of the world, including to or from U.S. ports. Unless exempt from U.S. federal income taxation under Section 883 of the Code, the Company will be subject to U.S. federal income taxation, in the manner discussed below, to the extent its shipping income is considered derived from sources within the United States.

Application of Section 883 of the Code

Under the relevant provisions of Section 883 of the Code, or Section 883, the Company will be exempt from U.S. federal income taxation on its U.S. source shipping income if:

(i) It is organized in a “qualified foreign country,” which is one that grants an equivalent exemption from tax to corporations organized in the United States in respect of the shipping income for which exemption is being claimed under Section 883, and which the Company refers to as the Country of Organization Requirement; and
(ii) It can satisfy any one of the following two stock ownership requirements for more than half the days during the taxable year:

•the Company’s stock is “primarily and regularly traded on an established securities market” located in the United States or a “qualified foreign country,” which the Company refers to as the Publicly-Traded Test; or

•more than 50% of the Company’s stock, in terms of value, is beneficially owned by any combination of one or more individuals who are residents of a “qualified foreign country” or foreign corporations that satisfy the Country of Organization Requirement and the Publicly-Traded Test, which the Company refers to as the 50% Ownership Test.

The U.S. Treasury Department has recognized Bermuda, the country of incorporation of the Company and certain of its subsidiaries, as a “qualified foreign country”. In addition, the U.S. Treasury Department has recognized Denmark, Canada, Greece, the Marshall Islands, Singapore, British Virgin Islands and Cyprus, the countries of incorporation of certain of the Company’s vessel-owning subsidiaries, as “qualified foreign countries”. Accordingly, the Company and its vessel-owning subsidiaries satisfy the Country of Organization Requirement. Therefore, the Company’s eligibility to qualify for exemption under Section 883 is wholly dependent upon being able to satisfy one of the stock ownership requirements.

As discussed below, for the 2023 taxable year we believe the Company satisfied the Publicly-Traded Test, since on more than half the days in the taxable year we believe the Company’s common shares were primarily and regularly traded on Nasdaq, an established securities market in the United States.

As to the Publicly-Traded Test, the Treasury Regulations under Section 883 provide, in pertinent part, that stock of a foreign corporation will be considered to be “primarily traded” on an established securities market in a country if the number of shares of each class of stock that is traded during any taxable year on all established securities markets in that country exceeds the number of shares in each such class that is traded during that year on established securities markets in any other single country.
The Publicly-Traded Test also requires our common shares be “regularly traded” on an established securities market. Under the Treasury Regulations, our common shares are considered to be “regularly traded” on an established securities market if shares representing more than 50% of our outstanding common shares, by both total combined voting power of all classes of stock entitled to vote and total value, are listed on the market, referred to as the “listing threshold”. The Treasury Regulations further require that with respect to each class of stock relied upon to meet the listing threshold (i) such class of stock is traded on the market, other than in minimal quantities, on at least 60 days during the taxable year or 1/6 of the days in a short taxable year, which is referred to as the “trading frequency test”, and (ii) the aggregate number of shares of such class of stock traded on such market during the taxable year is at least 10% of the average number of shares of such class of stock outstanding during such year (as appropriately adjusted in the case of a short taxable year), which is referred to as the “trading volume test”. Even if we do not satisfy both the trading frequency and trading volume tests, the Treasury Regulations provide that the trading frequency and trading volume tests will be deemed satisfied if our common shares are traded on an established securities market in the United States and such stock is regularly quoted by dealers making a market in our common shares, such the Nasdaq Capital Market, on which our common shares are listed.

Notwithstanding the foregoing, our common shares will not be considered to be regularly traded on an established securities market for any taxable year in which 50% or more of the vote and value of the outstanding common shares are owned, actually or constructively under certain stock attribution rules, on more than half the days during the taxable year by persons who each own 5% or more of the value of our common shares, which we refer to as the 5 Percent Override Rule.

In order to determine the persons who actually or constructively own 5% or more of our common shares, or 5% Shareholders, we are permitted to rely on those persons that are identified on Schedule 13G and Schedule 13D filings with the U.S. Securities and Exchange Commission as having a 5% or more beneficial interest in our common shares. In addition, an investment company identified on a Schedule 13G or Schedule 13D filing which is registered under the Investment Company Act of 1940, as amended, will not be treated as a 5% Shareholder for such purposes.

For our 2023 taxable year, we do not believe that we were subject to the 5 Percent Override Rule and, therefore, we believe that we satisfied the Publicly-Traded Test. There are, however, factual circumstances beyond our control that could cause the Company to lose the benefit of the Section 883 exemption and thereby become subject to U.S. federal income tax on its U.S. source shipping income. There is, therefore, a risk that the Company could no longer qualify for exemption under Section 883 for a particular taxable year if 5% Shareholders were to own 50% or more of the outstanding common shares of the Company on more than half the days during the taxable year. Due to the factual nature of the issues involved, there can be no assurances as to the tax-exempt status of the Company or any of its subsidiaries.

In the event the 5 Percent Override Rule is triggered, the 5 Percent Override Rule will nevertheless not apply if we can establish that among the closely-held group of 5% Shareholders, there are sufficient 5% Shareholders that are considered to be “qualified shareholders” for purposes of Section 883 to preclude non-qualified 5% Shareholders in the closely-held group from owning 50% or more of our common shares for more than half the number of days during the taxable year.

In any year that the 5 Percent Override Rule is triggered with respect to us, we are eligible for the exemption from tax under Section 883 only if we can nevertheless satisfy the Publicly-Traded Test (which requires, among other things, showing that the exception to the 5 Percent Override Rule applies) or if we can satisfy the 50% Ownership Test. In either case, certain substantiation and reporting requirements regarding the identity of our shareholders must be satisfied in order to qualify for the Section 883 exemption. These requirements are onerous and there is no assurance that we would be able to satisfy them.

Taxation in Absence of the Section 883 Exemption To the extent the benefits of Section 883 are unavailable with respect to any item of U.S. source income, the Company’s U.S. source shipping income, to the extent not considered to be “effectively connected” with the conduct of a U.S. trade or business, as described below, would be subject to a 4% tax imposed by Section 887 of the Code on a gross basis, without the benefit of deductions, which we refer to as the “4% gross basis tax regime”. Since, under the sourcing rules described above, no more than 50% of the Company’s shipping income would be treated as being derived from U.S. sources, the maximum effective rate of U.S. federal income tax on the Company’s shipping income, to the extent not considered to be “effectively connected” with the conduct of a U.S. trade or business, would never exceed 2% under the 4% gross basis tax regime.

To the extent the benefits of the Section 883 exemption are unavailable and our U.S. source shipping income is considered to be “effectively connected” with the conduct of a U.S. trade or business, as described below, any such “effectively connected” U.S. source shipping income, net of applicable deductions, would be subject to the U.S. federal corporate income tax imposed at rate of 21%. In addition, we may be subject to the 30% “branch profits” tax on earnings “effectively connected” with the conduct of such U.S. trade or business, as determined after allowance for certain adjustments, and on certain interest paid or deemed paid attributable to the conduct of such U.S. trade or business. Our U.S. source shipping income would be considered “effectively connected” with the conduct of a U.S. trade or business only if:

•we have, or are considered to have, a fixed place of business in the United States involved in the earning of U.S. source shipping income; and

•substantially all of our U.S. source shipping income were attributable to regularly scheduled transportation, such as the operation of a vessel that followed a published schedule with repeated sailings at regular intervals between the same points for voyages that begin or end in the United States, or, in the case of income from the chartering of a vessel, were attributable to a fixed place of business in the United States.

We do not have, nor will we permit circumstances that would result in having, any vessel sailing to or from the United States on a regularly scheduled basis. Based on the foregoing and on the expected mode of our shipping operations and other activities, we believe that none of our U.S. source shipping income is or will be “effectively connected” with the conduct of a U.S. trade or business.

Gain on Sale of Vessels

Regardless of whether we qualify for exemption under Section 883, we will not be subject to U.S. federal income taxation with respect to gain realized on a sale of a vessel, provided the sale is considered to occur outside of the United States under U.S. federal income tax principles. In general, a sale of a vessel will be considered to occur outside of the United States for this purpose if title to the vessel, and risk of loss with respect to the vessel, pass to the buyer outside of the United States. It is expected that any sale of a vessel by us will be considered to occur outside of the United States.

Taxation of U.S. Holders

The following is a discussion of the material U.S. federal income tax considerations relevant to an investment decision by a U.S. Holder, as defined below, with respect to our common shares. This discussion does not purport to deal with the tax consequences of owning our common shares to all categories of investors, some of which may be subject to special rules. You are encouraged to consult your own tax advisors concerning the overall tax consequences arising in your own particular situation under U.S. federal, state, local or foreign law of the ownership of our common shares.

As used herein, the term U.S. Holder means a beneficial owner of our common shares that (i) is a U.S. citizen or resident, a U.S. corporation or other U.S. entity taxable as a corporation, an estate, the income of which is subject to U.S. federal income taxation regardless of its source, or a trust if (a) a court within the United States is able to exercise primary jurisdiction over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (b) the trust has in effect a valid election to be treated as a United States person for U.S. federal income tax purposes, (ii) owns our common shares as a capital asset, generally, for investment purposes, and (iii) owns less than 10% of our common shares for U.S. federal income tax purposes.

If a partnership holds our common shares, the tax treatment of a partner will generally depend upon the status of the partner and upon the activities of the partnership. If you are a partner in a partnership holding our common shares, you are encouraged to consult your own tax advisor regarding this issue.

Distributions

Subject to the discussion below of passive foreign investment companies, or PFICs, any distributions made by us with respect to our common shares to a U.S. Holder will generally constitute dividends, which may be taxable as ordinary income or “qualified dividend income” as described in more detail below, to the extent of our current or accumulated earnings and profits, as determined under U.S. federal income tax principles. Distributions in excess of our earnings and profits will be treated first as a nontaxable return of capital to the extent of the U.S. Holder’s tax basis in his common shares on a dollar-for-dollar basis and thereafter as capital gain. Because we are not a U.S. corporation, U.S. Holders that are corporations will generally not be entitled to claim a dividends-received deduction with respect to any distributions they receive from us.

Dividends paid on our common shares to a U.S. Holder who is an individual, trust or estate, which we refer to as a U.S. Individual Holder, will generally be treated as “qualified dividend income” that is taxable to such U.S. Individual Holders at preferential tax rates provided that (1) the common shares are readily tradable on an established securities market in the United States (such as the Nasdaq Capital Market, on which our common shares are listed); (2) we are not a PFIC for the taxable year during which the dividend is paid or the immediately preceding taxable year (see discussion below); and (3) the U.S. Individual Holder has owned the common shares for more than 60 days in the 121-day period beginning 60 days before the date on which the common shares become ex-dividend.

There is no assurance that any dividends paid on our common shares will be eligible for these preferential rates in the hands of a U.S. Individual Holder. Any dividends paid by the Company which are not eligible for these preferential rates will be taxed as ordinary income to a U.S. Individual Holder.

Sale, Exchange or other Disposition of Common Shares

Assuming we do not constitute a PFIC for any taxable year, a U.S. Holder generally will recognize taxable gain or loss upon a sale, exchange or other disposition of our common shares in an amount equal to the difference between the amount realized by the U.S. Holder from such sale, exchange or other disposition and the U.S. Holder’s tax basis in such common shares. Such gain or loss will be treated as long-term capital gain or loss if the U.S. Holder’s holding period in the common shares is greater than one year at the time of the sale, exchange or other disposition. Otherwise, it will be treated as short-term capital gain or loss. A U.S. Holder’s ability to deduct capital losses is subject to certain limitations.

Passive Foreign Investment Company Status and Significant Tax Consequences

Special U.S. federal income tax rules apply to a U.S. Holder that holds stock in a foreign corporation classified as a PFIC for U.S. federal income tax purposes. In general, we will be treated as a PFIC with respect to a U.S. Holder if, for any taxable year in which such holder held our common shares, either at least 75% of our gross income for such taxable year consists of “passive income” (e.g., dividends, interest, capital gains and rents derived other than in the active conduct of a rental business), or at least 50% of the average value of the assets held by the corporation during such taxable year produce, or are held for the production of, “passive income”. For purposes of determining whether we are a PFIC, we will be treated as earning and owning our proportionate share of the income and assets, respectively, of any of our subsidiary corporations in which we own at least 25% of the value of the subsidiary’s stock. Income earned, or deemed earned, by us in connection with the performance of services would not constitute passive income. By contrast, rental income would generally constitute “passive income” unless we were treated under specific rules as deriving our rental income in the active conduct of a trade or business.

Although there is no legal authority directly on point, we believe that, for purposes of determining whether we are a PFIC, the gross income we derive or are deemed to derive from the time chartering activities of our wholly-owned subsidiaries more likely than not constitutes services income, rather than rental income. Correspondingly, we believe that such income does not constitute “passive income”, and the assets that we or our wholly-owned subsidiaries own and operate in connection with the production of such income, in particular, the vessels, do not constitute passive assets for purposes of determining whether we are a PFIC. We believe there is substantial legal authority supporting our position consisting of case law and Internal Revenue Service, or IRS, pronouncements concerning the characterization of income derived from time charters and voyage charters as services income for other tax purposes. This position is principally based upon the positions that our time charter income will constitute services income, rather than rental income for other tax purposes. Based on our current and anticipated chartering activities, we do not believe that we will be treated as a PFIC for the current or future taxable years, although no assurance can be given in this regard. We intend to take the position that we were not treated as a PFIC for our 2023 taxable year.

We note that there is no direct legal authority under the PFIC rules addressing our current and proposed method of operation. In addition, although we intend to conduct our affairs in a manner to avoid being classified as a PFIC with respect to any taxable year, we cannot assure you that the nature of our operations will not change in the future. Accordingly, no assurance can be given that the IRS or a court of law will accept our position, and there is a significant risk that the IRS or a court of law could determine that we are a PFIC.

As discussed more fully below, if we were to be treated as a PFIC for any taxable year, a U.S. Holder would be subject to different taxation rules depending on whether the U.S. Holder makes an election to treat us as a “Qualified Electing Fund”, which election we refer to as a QEF Election. As an alternative to making a QEF election, a U.S. Holder should be able to make a “mark-to-market” election with respect to our common shares, as discussed below, and which election we refer to as a Mark-to-Market Election.

Taxation of U.S. Holders Making a Timely QEF Election

If we were to be treated as a PFIC for any taxable year and a U.S. Holder makes a timely QEF Election, which U.S. Holder we refer to as an Electing Holder, the Electing Holder must report each year for U.S. federal income tax purposes its pro rata share of our ordinary earnings and our net capital gain, if any, for our taxable year that ends with or within the taxable year of the Electing Holder, regardless of whether or not distributions were received from us by the Electing Holder. The Electing Holder’s adjusted tax basis in the common shares will be increased to reflect taxed but undistributed earnings and profits. Distributions of earnings and profits that had been previously taxed will result in a corresponding reduction in the adjusted tax basis in the common shares and will not be taxed again once distributed. A U.S. Holder would make a QEF Election with respect to any taxable year that we are a PFIC by filing one copy of IRS Form 8621 with its U.S. federal income tax return. To make a QEF Election, a U.S. Holder must receive annually certain tax information from us. There can be no assurances that we will be able to provide such information annually. An Electing Holder would generally recognize capital gain or loss on the sale, exchange or other disposition of our common shares.

Taxation of U.S. Holders Making a Mark-to-Market Election

Alternatively, if we were to be treated as a PFIC for any taxable year and, as we anticipate, our common shares are treated as “marketable stock”, a U.S. Holder would be permitted to make a Mark-to-Market Election with respect to our common shares, provided the U.S. Holder completes and files IRS Form 8621 in accordance with the relevant instructions and related Treasury Regulations. If that election is made, the U.S. Holder generally would include as ordinary income in each taxable year the excess, if any, of the fair market value of the common shares at the end of the taxable year over such holder’s adjusted tax basis in the common shares. The U.S. Holder would also be permitted an ordinary loss in respect of the excess, if any, of the U.S. Holder’s adjusted tax basis in the common shares over its fair market value at the end of the taxable year, but only to the extent of the net amount previously included in income as a result of the Mark-to-Market Election. A U.S. Holder’s tax basis in its common shares would be adjusted to reflect any such income or loss amount. Gain realized on the sale, exchange or other disposition of our common shares would be treated as ordinary income, and any loss realized on the sale, exchange or other disposition of the common shares would be treated as ordinary loss to the extent that such loss does not exceed the net mark-to-market gains previously included in income by the U.S. Holder.

Taxation of U.S. Holders Not Making a Timely QEF or Mark-to-Market Election

Finally, if we were to be treated as a PFIC for any taxable year, a U.S. Holder who does not make either a QEF Election or a Mark-to-Market Election for that year, whom we refer to as a Non-Electing Holder, would be subject to special rules with respect to (1) any excess distribution (i.e., the portion of any distributions received by the Non-Electing Holder on our common shares in a taxable year in excess of 125% of the average annual distributions received by the Non-Electing Holder in the three preceding taxable years, or, if shorter, the Non-Electing Holder’s holding period for the common shares), and (2) any gain realized on the sale, exchange or other disposition of our common shares. Under these special rules:

•the excess distribution or gain would be allocated ratably over the Non-Electing Holders’ aggregate holding period for the common shares;

•the amount allocated to the current taxable year and any taxable years before the Company became a PFIC would be taxed as ordinary income; and

•the amount allocated to each of the other taxable years would be subject to tax at the highest rate of tax in effect for the applicable class of taxpayer for that year, and an interest charge for the deemed deferral benefit would be imposed with respect to the resulting tax attributable to each such other taxable year.

These penalties would not apply to a pension or profit-sharing trust or other tax-exempt organization that did not borrow funds or otherwise utilize leverage in connection with its acquisition of our common shares. If we were a PFIC, and a Non-Electing Holder who is an individual died while owning our common shares, such holder’s successor generally would not receive a step-up in tax basis with respect to such common shares.

Taxation of Non-U.S. Holders

A beneficial owner of common shares (other than a partnership) that is not a U.S. Holder is referred to herein as a Non-U.S. Holder.

Dividends on Common Shares

Non-U.S. Holders generally will not be subject to U.S. federal income or withholding tax on dividends received from us with respect to our common shares, unless that dividend is effectively connected with the Non-U.S. Holder’s conduct of a trade or business in the United States. If the Non-U.S. Holder is entitled to the benefits of a U.S. income tax treaty with respect to those dividends, that income is taxable, or taxable at the full rate, only if it is attributable to a permanent establishment maintained by the Non-U.S. Holder in the United States.

Sale, Exchange or Other Disposition of Common Shares

Non-U.S. Holders generally will not be subject to U.S. federal income or withholding tax on any gain realized upon the sale, exchange or other disposition of our common shares, unless:

•the gain is effectively connected with the Non-U.S. Holder’s conduct of a trade or business in the United States (and, if the Non-U.S. Holder is entitled to the benefits of an income tax treaty with respect to that gain, that gain is attributable to a permanent establishment maintained by the Non-U.S. Holder in the United States); or

•the Non-U.S. Holder is an individual who is present in the United States for 183 days or more during the taxable year of disposition and other conditions are met.

If the Non-U.S. Holder is engaged in a U.S. trade or business for U.S. federal income tax purposes, the income from the common shares, including dividends and the gain from the sale, exchange or other disposition of the common shares, that is effectively connected with the conduct of that trade or business will generally be subject to regular U.S. federal income tax in the same manner as discussed in the previous section relating to the taxation of U.S. Holders. In addition, if you are a corporate Non-U.S. Holder, your earnings and profits that are attributable to the effectively connected income, subject to certain adjustments, may be subject to an additional branch profits tax at a rate of 30%, or at a lower rate as may be specified by an applicable income tax treaty.

Backup Withholding and Information Reporting

In general, dividend payments, or other taxable distributions, made within the United States to you will be subject to information reporting requirements. Such payments will also be subject to “backup withholding” if you are a non-corporate U.S. Holder and you:

•fail to provide an accurate taxpayer identification number;
•are notified by the IRS that you have failed to report all interest or dividends required to be shown on your
U.S. federal income tax returns; or
•in certain circumstances, fail to comply with applicable certification requirements.
•Non-U.S. Holders may be required to establish their exemption from information reporting and backup withholding by certifying their status on an applicable IRS Form W-8.

If you are a Non-U.S. Holder and you sell your common shares to or through a U.S. office of a broker, the payment of the proceeds is subject to both U.S. backup withholding and information reporting unless you certify that you are a non-U.S. person, under penalties of perjury, or otherwise establish an exemption. If you sell your common shares through a non-U.S. office of a non-U.S. broker and the sales proceeds are paid to you outside the United States, then information reporting and backup withholding generally will not apply to that payment. However, U.S. information reporting, but not backup withholding, will apply to a payment of sales proceeds, including a payment made to you outside the United States, if you sell your common shares through a non-U.S. office of a broker that is a U.S. person or has some other contacts with the United States. Such information reporting requirements will not apply, however, if the broker has documentary evidence that you are a non-U.S. person and certain other conditions are met, or you otherwise establish an exemption.

Backup withholding is not an additional tax. Rather, you generally may obtain a refund of any amounts withheld under backup withholding rules that exceed your income tax liability by filing a refund claim with the IRS.

Other U.S. Information Reporting Obligations

Individuals who are U.S. Holders (and to the extent specified in applicable Treasury regulations, certain individuals who are Non-U.S. Holders and certain U.S. entities) who hold “specified foreign financial assets” (as defined in Section 6038D of the Code) are required to file IRS Form 8938 with information relating to the asset for each taxable year in which the aggregate value of all such assets exceeds $75,000 at any time during the taxable year or $50,000 on the last day of the taxable year (or such higher dollar amount as prescribed by applicable Treasury regulations). Specified foreign financial assets would include, among other assets, our common shares, unless the shares are held through an account maintained with a U.S. financial institution. Substantial penalties apply to any failure to timely file IRS Form 8938, unless the failure is shown to be due to reasonable cause and not due to willful neglect. Additionally, in the event an individual U.S. Holder (and to the extent specified in applicable Treasury regulations, an individual Non-U.S. Holder or a U.S. entity) that is required to file IRS Form 8938 does not file such form, the statute of limitations on the assessment and collection of U.S. federal income taxes of such holder for the related tax year may not close until three years after the date that the required information is filed. U.S. Holders (including U.S. entities) and Non-U.S. Holders are encouraged to consult their own tax advisors regarding their reporting obligations under this legislation.

Changes in Global Tax Laws

Long-standing international tax initiatives that determine each country’s jurisdiction to tax cross-border international trade and profits are evolving as a result of, among other things, initiatives such as the Anti-Tax Avoidance Directives, as well as the Base Erosion and Profit Shifting reporting requirements, mandated and/or recommended by the EU, G8, G20 and Organization for Economic Cooperation and Development, including the imposition of a minimum global effective tax rate for multinational businesses regardless of the jurisdiction of operation and where profits are generated (Pillar Two). As these and other tax laws and related regulations change (including changes in the interpretation, approach and guidance of tax authorities), our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely affect our financial results.

On December 12, 2022, the European Union member states agreed to implement the OECD’s Pillar Two global corporate minimum tax rate of 15% on companies with revenues of at least €750 million effective from 2024. Various countries have either adopted implementing legislation or are in the process of drafting such legislation. Any new tax law in a jurisdiction where we conduct business or pay tax could have a negative effect on our company.

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
•The continuing conflict in Ukraine and the Middle East and resulting sanctions by the United States, European Union and other countries have adversely impact global economic conditions and contribute to inflation and volatility in commodity prices.
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
•Our financial results and operations may be adversely affected by the continuing impacts of the outbreak of COVID-19, and other epidemic and pandemic diseases and continuing governmental responses in certain jurisdictions, including China.
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

The international seaborne drybulk transportation industry is cyclical and volatile, and a lengthy downturn in the drybulk charter market could severely affect the entire drybulk shipping industry. The degree of charter and freight rate volatility for vessels has varied widely and is due to various factors, including changing crude oil prices, economic activity in the largest economies, including China, a strong U.S. Dollar and the associated weakening of other world currencies and the supply of available tonnage. A worsening of current global economic conditions may cause dry bulk charter rates to decline and thereby adversely affect our ability to charter or re-charter our vessels and any renewal or replacement charters that we enter into, may not be sufficient to allow us to operate our vessels profitably. In addition, the conflict in Ukraine has continued disrupting energy production grain exports and trade patterns, including shipping in the Black Sea and elsewhere, and its impact on such markets remains uncertain. Fluctuations in charter hire rates result from changes in the supply of and demand for vessel capacity and changes in the supply of and demand for energy resources, commodities, semi-finished and finished consumer and industrial products internationally carried at sea. If we enter into a charter when charter hire rates are low, our revenues and earnings will be adversely affected. In addition, a decline in charter hire rates is likely to cause the market value of our vessels to decline. We cannot assure you that we will be able to successfully charter our vessels in the future or renew our existing charters at rates sufficient to allow us to operate our business profitably, meet our obligations or pay dividends to our shareholders. The factors affecting the supply and demand for vessels are outside of our control, and the nature, timing and degree of changes in industry conditions are unpredictable.

Although our operating fleet is primarily chartered-in on a short-term basis and lower charter rates result in lower charter hire costs, changes in charter and freight rates in the drybulk market affect vessel values and earnings on our owned fleet, and may affect our cash flows, liquidity and ability to comply with the financial covenants in our loan agreements. An extended downturn in the drybulk carrier market may have adverse consequences. The value of our common shares could be substantially reduced under these circumstances.

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
•disruptions and developments in international trade;
•changes in seaborne and other transportation patterns, including the distance cargo is transported by sea;
•environmental and other regulatory developments;
•currency exchange rates;
•international sanctions, embargoes, import and export restrictions, nationalizations, piracy, terrorist attacks and armed conflicts, including the ongoing Ukrainian-Russian and Israeli-Hamas conflicts;
•economic slowdowns caused by public health pandemics;
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

The factors that influence the supply of vessel capacity include:

•the number and size of newbuilding orders and deliveries;
•port and canal congestion, including as the result of restrictions or reductions in the capacity of the Panama and Suez Canals due to environmental or geopolitical factors,
•bunker prices;
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

Furthermore, the conflict in Ukraine combined with inflationary pressures and/or supply chain disruptions across most major economies have negatively impacted certain of the countries in which we operate in and may lead to a global economic slowdown, which might in turn adversely affect demand for our vessels. In particular, the conflict in Ukraine and related sanctions measures imposed against Russia has continued to disrupt energy production and trade patterns, including shipping in the Black Sea and elsewhere, and has impacted the price of certain dry bulk goods, such as grain, as well as energy and fuel prices. Notably, various jurisdictions have imposed sanctions against Russia directly targeting the maritime transport of goods originating from Russia, such as of oil products and agricultural commodities such as potash. Such measures, and the response of targeted jurisdictions to them, have disrupted trade patterns of certain of the goods which we transport and have correspondingly impacted charter rates for the transport of such goods.

The ongoing conflict between Israel and Hamas, which commenced in October 2023, has resulted in a surge in acts of piracy and assaults on vessels in the Red Sea. According to reports from the U.S. military, three commercial vessels have been targeted in international waters in the southern Red Sea. Yemen's Houthi group has claimed responsibility for drone and missile strikes on two vessels near the Cape of Good Hope in southern Africa. These incidents have significantly extended the duration and expenses of voyages from east to west. While we cannot currently determine the immediate consequences of this conflict, the continued occurrence of attacks or piracy attempts, as well as the response from the United States, Great Britain, and other governments, or the continued diversion of vessels from the Suez Canal, may have an adverse impact on our business, financial condition, and operational outcomes.

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

Economic growth is uncertain but any slowdown, including due to supply-chain disruption, high energy process and the surge in inflation and related actions by central banks and geopolitical conditions, could result in a significant risk of recession in many parts of the world in the near term. In particular, an adverse change in economic conditions affecting China, Japan, India or Southeast Asia generally could have a negative effect on the drybulk market.

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

In addition, as vessels grow older, they generally decline in value. If the market values of our owned vessels decrease, we may not be in compliance with certain covenants in our credit facilities secured by mortgages on our drybulk vessels unless we provide additional collateral or prepay a portion of the loan to a level where we are again in compliance with our loan covenants. We were in compliance with all covenants for the years ended December 31, 2023 and 2022.

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

As of December 31, 2023, we had total outstanding indebtedness of $ 100.3 million under our various credit facilities and a further $167.7 million of finance lease obligations.

World events could affect our operations and financial results.

Past terrorist attacks, as well as the threat of future terrorist attacks around the world, continue to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. Continuing conflicts, instability and other recent developments in Ukraine, the Middle East and elsewhere, and the presence and continuing military actions of U.S. or other armed forces in these regions may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. Any of these occurrences could have a material adverse impact on our business, financial condition and results of operations.

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

Economic growth is uncertain but any slowdown, including due to supply-chain disruption, the recent surge in inflation and related actions by central banks and geopolitical conditions, with a significant risk of recession in many parts of the world in the near term. In particular, an adverse change in economic conditions affecting China, Japan, India or Southeast Asia generally could have a negative effect on the drybulk market. While global economic activity levels, led by China, generally stabilized towards the last quarter of 2023, the outlook for China and the rest of the world remains uncertain and dependent on inflation and present geopolitical instability, including the continuing trade tensions between the United States and China, which could derail recovery from impacts of COVID-19 and the ongoing conflicts between Ukraine and Russia and Israel and Hamas.

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

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean and in the Gulf of Aden off the coast of Somalia and, in particular, the Gulf of Guinea region off Nigeria, which experienced increased incidents of piracy in recent years. Sea piracy incidents continue to occur, increasingly in the Sulu Sea and the Gulf of Guinea, with drybulk vessels particularly vulnerable to such attacks. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping particularly in the Arabian Gulf region and most recently in the Black Sea in connection with the ongoing Ukraine-Russia conflict and in the Red Sea in connection with Israeli-Hamas conflict. Commercial vessels have been attacked in international waters in the southern Red Sea, according to statements by the U.S. military, with Yemen’s Houthi group claiming drone and missile attacks on two Israeli vessels in the area, in response to the ongoing conflict in the region. The perception that our vessels are a potential piracy or terrorist target could have a material adverse impact on our business, financial condition and results of operations.

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

We conduct most of our operations outside of the United States, and our business, results of operations, cash flows, financial condition and ability to pay dividends, if any, in the future may be adversely affected by changing economic, political and government conditions in the countries and regions where our vessels are employed or registered. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political conflicts, including the current political instability in Ukraine, in the Middle East and the South China Sea region and other geographic countries and areas, geopolitical events such as terrorist or other attacks, and war (or threatened war) or international hostilities, such as those between the United States and Iran or North Korea. Terrorist attacks as well as the frequent incidents of terrorism in the Middle East, and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks around the world, continues to cause uncertainty in the world's financial markets and may affect our business, operating results and financial condition. As a result of the above, insurers have increased premiums and reduced or restricted coverage for losses caused by terrorist acts generally. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

Further, governments may turn and have turned to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. In particular, beginning in February of 2022, President Biden and several European leaders also announced various economic sanctions against Russia in connection with the aforementioned conflicts in the Ukraine region, which have continued to expand over the past two years and which may adversely impact our business. The Russian Foreign Harmful Activities Sanctions program includes prohibitions on the import of certain Russian energy products into the United States, including crude oil, petroleum, petroleum fuels, oils, liquefied natural gas and coal, as well as prohibitions on all new investments in Russia by U.S. persons, among other restrictions. Furthermore, the United States has also prohibited a variety of specified services related to the maritime transport of Russian Federation origin crude oil and petroleum products, including trading/commodities brokering, financing, shipping, insurance (including reinsurance and protection and indemnity), flagging, and customs brokering. These prohibitions took effect on December 5, 2022 with respect to the maritime transport of crude oil and on February 5, 2023 with respect to the maritime transport of other petroleum products. An exception exists to permit such services when the price of the seaborne Russian oil does not exceed the relevant price cap; but implementation of this price exception relies on a recordkeeping and attestation process that allows each party in the supply chain of seaborne Russian oil to demonstrate or confirm that oil has been purchased at or below the price cap. Violations of the price cap policy or the risk that information, documentation, or attestations provided by parties in the supply chain are later determined to be false may pose additional risks adversely affecting our business. Our business could also be adversely impacted by trade tariffs, trade embargoes or other economic sanctions that limit trading activities by the United States or other countries against countries in the Middle East, Asia or elsewhere as a result of terrorist attacks, hostilities or diplomatic or political pressures.

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

Outbreaks of epidemic and pandemic diseases and governmental responses thereto could adversely affect our business, financial performance, and our results of operations, including the ability to obtain charters and financing.

Our operations are subject to risks related to pandemics, epidemics or other infectious disease outbreaks and government responses thereto. COVID-19, which was initially declared a pandemic by the World Health Organization on March 11, 2020 and was declared no longer a global health emergency on May 5, 2023, negatively affected economic conditions, supply chains, labor markets, and demand for certain shipped goods.

The extent to which our business, results of operations and financial condition may be negatively affected by the COVID-19 pandemic or future pandemics, epidemics or other outbreaks of infectious diseases is highly uncertain and will depend on numerous evolving factors that we cannot predict, including, but not limited to (i) the duration and severity of the infectious disease outbreak; (ii) the imposition of restrictive measures to combat the outbreak and slow disease transmission; (iii) the introduction of financial support measures to reduce the impact of the outbreak on the economy; (iv) volatility in the demand for and price of oil and gas; (v) shortages or reductions in the supply of essential goods, services or labor; and (vi) fluctuations in general economic or financial conditions tied to the outbreak, such as a sharp increase in interest rates or reduction in the availability of credit. We cannot predict the effect that an outbreak of a new COVID-19 variant or strain, or any future infectious disease outbreak, pandemic or epidemic may have on our business, results of operations and financial condition, which could be material and adverse.

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

•a marine accident or disaster;
•environmental accidents and pollution;
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

As a result of Russia’s actions in Ukraine and the war between Israel and Hamas, the U.S., EU and United Kingdom, together with numerous other countries, have imposed significant economic sanctions which may adversely affect our ability to operate in the region and also restrict parties whose cargo we may carry. Sanctions against Russia have also placed significant prohibitions on the maritime transportation of seaborne Russian oil, the importation of certain Russian energy products and other goods, and new investments in the Russian Federation. These sanctions further limit the scope of permissible operations and cargo we may carry.

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

On July 14, 2021, the European Commission formally proposed its plan to gradually include the maritime sector in the EU Emissions Trading System (“EU ETS”) from 2024 by phasing the sector into the EU ETS requirements over a three-year period. Effective January 1, 2024, the scope of ETS has been expanded to include maritime transport emissions, with a two-year phase-in period. This will require shipowners to buy permits to cover greenhouse gas emissions and is expected to affect our vessels from January 1, 2024. The European Commission’s plan will permit vessel owners to pass the costs of compliance with the EU ETS onto charterers for vessel emissions during on-hire periods. If we are unable to pass on these additional costs to our customers during on-hire periods, this could have a material adverse effect on our financial position. During off-hire periods, we will need to develop a strategy for purchasing EU ETS allocations at favorable rates. If we are unable to obtain favorable rates or are unable to implement adequate processes to manage the purchasing and surrendering of EU ETS allocations, it could have a material adverse effect on the Company’s financial position.

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

Furthermore, United States regulations are currently changing. Although the 2013 Vessel General Permit (“VGP”) program and U.S. National Invasive Species Act (“NISA”) are currently in effect to regulate ballast discharge, exchange and installation, the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018, requires that the EPA develop national standards of performance for approximately 30 discharges, similar to those found in the VGP within two years. On October 26, 2020, the EPA published a Notice of Proposed Rulemaking for Vessel Incidental Discharge National Standards of Performance under VIDA. On October 18, 2023, the EPA published a supplemental notice of the proposed rule sharing new ballast water data received from the U.S. Coast Guard (“USCG”) and providing clarification on the proposed rule. The public comment period for the proposed rule ended on December 18, 2023. Once EPA finalizes the rule (possibly by Fall 2024), USCG must develop corresponding implementation, compliance and enforcement regulations regarding ballast water within two years. The new regulations could require the installation of new equipment, which may cause us to incur substantial costs.

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

In February 2021, the Acting Chair of the SEC issued a statement directing the Division of Corporation Finance to enhance its focus on climate-related disclosure in public company filings and in March 2021 the SEC announced the creation of a Climate and ESG Task Force in the Division of Enforcement (the “Task Force”). The Task Force’s goal is to develop initiatives to proactively identify ESG-related misconduct consistent with increased investor reliance on climate and ESG-related disclosure and investment. To implement the Task Force’s purpose, the SEC has taken several enforcement actions, with the first enforcement action taking place in May 2022, and proposed new rules. On March 21, 2022, the SEC proposed that all public companies are to include extensive climate-related information in their SEC filings. On May 25, 2022, SEC proposed a second set of rules aiming to curb the practice of "greenwashing" (i.e., making unfounded claims about one's ESG efforts) and would add proposed amendments to rules and reporting forms that apply to registered investment companies and advisers, advisers exempt from registration, and business development companies.

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

We expect to derive a significant part of our revenue and cash flow from a relatively small number of repeat customers. For the year ended December 31, 2023, two customers accounted for more than 10% of total revenue and all of our top ten customers, representing 57% of total revenue, are repeat customers. If one or more of our significant customers is unable to perform under one or more charters or COAs and we are not able to find a replacement charter or COA; or if a customer exercises certain rights to terminate the charter or COA, we could suffer a loss of revenues that could materially adversely affect our business, financial condition, results of operations and cash available for distribution as dividends to our shareholders.

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

Non-compliance with any of our financial covenants or operating restrictions contained in our credit facilities may constitute an event of default under our credit facilities, which, unless cured within the grace period set forth under the applicable credit facility, if applicable, or waived or modified by our lenders, provides our lenders with the right to, among other things, require us to post additional collateral, enhance our equity and liquidity, increase our interest payments, pay down our indebtedness to a level where we are in compliance, sell vessels in our fleet, reclassify our indebtedness as current liabilities, accelerate our indebtedness, or foreclose their liens on our vessels and the other assets securing the credit facilities, which would impair our ability to continue to conduct our business. As of December 31, 2023, we are in compliance with covenants contained in our debt agreements. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Borrowing Activities.”

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

We estimate the useful life of our vessels to be 25 or 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of our vessels range from 11 to 23 years, depending on the age and type of vessel. The average age of our owned drybulk carriers at the time of this filing is approximately 10 years. A portion of our cash flows and income are dependent on the revenues earned by employing our vessels. If we are unable to replace the vessels in our fleet at the end of their useful lives, our business, results of operations, financial condition and ability to pay dividends could be materially and adversely affected. We currently do not maintain reserves for vessel replacements. We intend to finance vessel replacements from internally generated cash flow, borrowings under our credit facilities or additional equity or debt offerings.

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

We may have to pay tax on United States source income, which would reduce our earnings.

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

Changes in tax laws and unanticipated tax liabilities could materially and adversely affect the taxes we pay, results of operations and financial results.

We are subject to income and other taxes in the United States and foreign jurisdictions, and our results of operations and financial results may be affected by tax and other initiatives around the world. For instance, there is a high level of uncertainty in today’s tax environment stemming from global initiatives put forth by the Organisation for Economic Co-operation and Development’s (“OECD”) two-pillar base erosion and profit shifting project. In October 2021, members of the OECD put forth two proposals: (i) Pillar One reallocates profit to the market jurisdictions where sales arise versus physical presence; and (ii) Pillar Two compels multinational corporations with €750 million or more in annual revenue to pay a global minimum tax of 15% on income received in each country in which they operate. The reforms aim to level the playing field between countries by discouraging them from reducing their corporate income taxes to attract foreign business investment. Over 140 countries agreed to enact the two-pillar solution to address the challenges arising from the digitalization of the economy and, in 2024, these guidelines were declared effective and must now be enacted by those OECD member countries. It is possible that these guidelines, including the global minimum corporate tax rate measure of 15%, could increase the burden and costs of our tax compliance, the amount of taxes we incur in those jurisdictions and our global effective tax rate, which could have a material adverse impact on our results of operations and financial results.

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

Moreover, our risk of cyber-attack and other sources of security breaches and incidents may be elevated as a result of the ongoing conflicts between Russia and Ukraine and the Israel-Hamas conflict. To the extent such attacks have collateral effects on global critical infrastructure or financial institutions, such developments could adversely affect our business, operating results and financial condition. At this time, it is difficult to assess the likelihood of such threat and any potential impact.

Further, in July 2023, the SEC adopted amendments to its rules on cybersecurity risk management, strategy, governance, and incident disclosure. The amendments require us to report material cybersecurity incidents involving our information systems and periodic reporting regarding our policies and procedures to identify and manage cybersecurity risks, amongst other disclosures.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Our Board of Directors oversees our risk management process, including risks from cybersecurity threats. Our Board of Directors reviews strategic risk exposure, and members of our management are responsible for addressing the material risks we face on a day-to-day basis. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole as well as through our Audit Committee. Our Board and our Audit Committee receive updates from time to time from our management as appropriate on cybersecurity.

Our Chief Financial Officer and our Information Technology department are primarily responsible to assess and manage material risks from cybersecurity threats and oversee key cybersecurity policies and processes. They are informed about policies and processes to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Global IT Director has 20 years of experience in the design, implementation, and support of information technology infrastructures.

Network and information systems and other technologies play an important role in our business activities. We also obtain certain confidential, proprietary and personal information about our charterers, personnel, and vendors. To protect our data, we have employed cybersecurity protocols which are designed to work in tandem with internal controls to safeguard our information technology environment. Our information technology infrastructure is designed with commercial flexibility, data integrity, and safety in mind. We utilize a layered approach of systems and policies intended to provide a secure operating environment and promote business continuity. Our hardware and software systems are equipped with technology intended to offer access and intrusion protection, software and communications systems protections, and mitigate cybersecurity threats.

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information maintained in them.

We utilize industry standard software packages such as RSA and Cisco Firepower to secure our networks. We conduct regular risk assessments to identify cybersecurity threats. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls, and other safeguards in place to manage such risks. As part of our risk management process, we may engage third party experts to help identify and assess risks from cybersecurity threats. For example, we perform penetration tests, data recovery testing, security audits and risk assessments throughout the year. We hold online cybersecurity training for our employees. Our risk management process also encompasses cybersecurity risks associated with our use of third-party service providers. Following these risk assessments, we design, implement, and maintain safeguards intended to minimize the identified risks; address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards.

While we develop and maintain protocols, controls, and systems, that seek to prevent cybersecurity incidents from occurring, we must constantly monitor and update these protocols, controls, and systems in the face of sophisticated and rapidly evolving attempts to overcome them. The occurrence of cybersecurity incidents could cause a variety of material adverse impacts on our business, although no such incident has had any such impact to date. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this report, including the risk factor entitled “Security breaches and other disruptions to our information technology infrastructure could interfere with our operations and expose us to liability.” and Item 1, “Business – Environmental and Other Regulations - Safety Management System Requirements” in this report.

 ITEM 2. PROPERTIES

Phoenix Bulk Carriers (US) LLC, the administrative agent for the Company, maintains office space at 109 Long Wharf, Newport, Rhode Island 02840. The building is owned by 109 Long Wharf LLC (“Long Wharf”), a wholly-owned subsidiary of the Company since September 1, 2014. Long Wharf was previously owned by certain of the Company’s Executive Officers and Directors. The Company leases office space in Copenhagen, Athens, Singapore and Port Everglades.

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

Holders of Record

As of the close of business on March 14, 2024, there were approximately 14 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

In addition, since we are a holding company with no material assets other than the shares of our subsidiaries through which we conduct our operations, our ability to pay dividends will depend on our subsidiaries’ distributing to us their earnings and cash flows. The Company paid a quarterly cash dividend ranging from $0.035 to $0.10 per common share commencing in May 2019. We cannot assure you that we will be able to pay regular quarterly dividends, and our ability to pay dividends will be subject to the limitations set forth above and in the section of this Form 10-K titled “Risk Factors.” The Company has dividends payable of $1.1 million at December 31, 2023. On February 15, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per common share, to be paid on March 15, 2024, to all shareholders of record as of March 1, 2024.

Use of Proceeds

Not applicable

Purchases of Equity Securities by Issuer and Affiliates

Not applicable

Securities Authorized for Issuance Under Equity Compensation Plan

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plan.

 ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except shipping days data)	As of and for the years ended December 31,
	2023	2022
Selected Data from the Consolidated Statements of Income
Voyage revenue	$468,581	$640,034
Charter revenue	23,716	59,673
Terminal & stevedore revenue	6,971	—
Total revenue	499,268	699,707
Voyage expense	227,435	262,089
Charter hire expense	111,034	222,332
Vessel operating expenses	55,784	56,859
Terminal Expenses	5,809	—
Total cost of transportation and service revenue	400,061	541,280
Vessel depreciation and amortization	29,339	29,377
Gross Profit	69,868	129,050
Other operating expenses	23,512	20,216
Loss on impairment of vessels	—	3,008
Loss on sale of vessels	1,739	318
Income from operations	44,617	105,508
Total other expense, net	(16,079)	(20,000)
Net income	28,538	85,508
Income attributable to noncontrolling interests	(2,214)	(6,016)
Net income attributable to Pangaea Logistics Solutions Ltd.	$26,323	$79,490

Net income from continuing operations per common share information
Basic income per share	$0.59	$1.79
Diluted income per share	$0.58	$1.76
Weighted-average common shares Outstanding - basic	44,774	44,399
Weighted-average common shares Outstanding - diluted	45,475	45,060
Cash dividends declared per share	$0.40	$0.30

Adjusted EBITDA (1)	79,724	140,898

Shipping Days (2)
Voyage days	14,922	15,237
Time charter days	1,789	2,478
Total shipping days	16,711	17,715

TCE Rates ($/day)	$15,849	$24,434

Selected Data from the Consolidated Balance Sheets
Cash and cash equivalents	$99,038	$128,385
Total assets	$705,180	$748,241
Total secured debt, including obligations under finance leases	$264,435	$299,481
Total shareholders' equity	$370,196	$368,722

Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$53,787	$134,801
Net cash used in investing activities	$(15,982)	$(28,509)
Net cash used in by financing activities	$(67,152)	$(34,117)

Amounts in the table above have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

(1)Adjusted EBITDA represents operating earnings before interest expense, interest income, income taxes, depreciation and amortization, loss on sale of vessels, share-based compensation and other non-operating income and/or expense, and other non-recurring items, if any. Adjusted EBITDA is included because it is used by management and certain investors to measure operating performance and is also reviewed periodically as a measure of financial performance by Pangaea's Board of Directors. Adjusted EBITDA is not an item recognized by the generally accepted accounting principles in the United States of America, or U.S. GAAP, and should not be considered as an alternative to net income, operating income, or any other indicator of a company's operating performance required by U.S. GAAP. Pangaea’s definition of Adjusted EBITDA used here may not be comparable to the definition of EBITDA used by other companies.

(2)Shipping days are defined as the aggregate number of days in a period during which its owned or chartered-in vessels are performing either a voyage charter (voyage days) or time charter (time charter days).

The reconciliation of gross profit to net transportation and service revenue and income from operations to Adjusted EBITDA is as follows:

(in thousands)	Years Ended December 31,
	2023	2022
Net Transportation and Service Revenue (3)
Gross Profit (4)	$69,868	$129,050
Add:
Vessel Depreciation and Amortization	29,339	29,377
Net transportation and service revenue	$99,207	$158,427

Adjusted EBITDA
Net Income	$28,538	$85,508
Interest expense, net	13,916	21,490
Depreciation and amortization	30,070	29,490
EBITDA	$72,524	$136,487
Loss on sale of vessel	1,739	318
Loss on impairment of vessels	—	3,008
Share-based compensation	2,088	1,768
Unrealized gain on derivative instruments, net	2,925	(682)
Other non-recurring items	448	—
Adjusted EBITDA	$79,724	$140,898

Amounts in the table above have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

(3)Net transportation and service revenue represents total revenue less the total direct costs of transportation and services, which includes charter hire, voyage and vessel operating expenses, and terminal & stevedore expenses. Net transportation and service revenue is included because it is used by management and certain investors to measure performance by comparison to other logistic service providers. Net transportation and service revenue is not an item recognized by the generally accepted accounting principles in the United States of America, or U.S. GAAP, and should not be considered as an alternative to net income, operating income, or any other indicator of a company's operating performance required by U.S. GAAP. Pangaea’s definition of net transportation and service revenue used here may not be comparable to an operating measure used by other companies.

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

In both the first and fourth quarters of 2023, the Company identified triggering events associated with the sale of vessels, where the carrying value exceeded their fair value. On January 18, 2023, the Company entered into a memorandum of agreement to sell the m/v Bulk Newport for $8.9 million in net consideration after brokerage commissions, resulting in a recorded loss on sale of $1.2 million in the first quarter of 2023. Similarly, on October 17, 2023, the Company signed a memorandum of agreement to sell the m/v Bulk Trident for $9.5 million in net consideration after brokerage commissions, resulting in a loss on sale of $0.6 million in the fourth quarter of 2023.

The Company conducted an impairment analysis on each asset group and determined that the estimated undiscounted future cash flows exceeded their carrying amounts. Therefore, no additional loss on impairment was recognized. Also the Company concluded that no other triggering event had occurred during the remaining period of the 2023 which would require impairment testing.

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

The table set forth below indicates the purchase price of the Company’s vessels and the net carrying amount of each vessel as of December 31, 2023.

(In thousands of U.S. dollars)

Vessel Name	Date Acquired	Size	Year Build	Purchase Price	Net Carrying Amount

m/v Bulk Endurance	January 2017	UMX - 1C	2017	$28,000	$21,859
m/v Bulk Destiny	January 2017	UMX - 1C	2017	24,000	18,770
m/v Bulk Prudence	June 2023	UMX	2014	26,650	26,534
m/v Bulk Courageous	April 2021	UMX	2013	16,798	15,145
m/v Nordic Oasis	January 2016	PMX-1A	2016	32,600	24,854
m/v Nordic Olympic	February 2015	PMX-1A	2015	32,600	23,306
m/v Nordic Odin	February 2015	PMX-1A	2015	32,625	23,412
m/v Nordic Oshima	September 2014	PMX-1A	2014	33,709	22,938
m/v Nordic Orion	April 2012	PMX-1A	2011	32,363	19,790
m/v Nordic Odyssey	April 2012	PMX-1A	2010	32,691	18,950
m/v Bulk Valor	June 2021	SMX	2013	18,182	16,434
m/v Bulk Friendship	September 2019	SMX	2011	14,447	12,811
m/v Bulk Sachuest	October 2022	SMX	2010	17,364	16,487
m/v Bulk Independence	May 2019	SMX	2008	14,393	13,753
m/v Bulk Pride	December 2017	SMX	2008	14,023	11,194
m/v Bulk Freedom	June 2017	SMX	2005	9,016	8,150
m/v Bulk Spirit	February 2019	SMX	2009	13,000	12,970
m/v Bulk Xaymaca	August 2018	PMX	2006	14,010	11,624
m/v Bulk Concord	February 2022	PMX	2009	19,900	18,966
m/v Bulk Promise	July 2021	PMX	2013	18,633	16,970
m/v Nordic Nuluujaak	May 2021	Post Panamax 1A	2021	38,424	36,088
m/v Nordic Qinngua	June 2021	Post Panamax 1A	2021	38,471	36,019
m/v Nordic Sanngijuq	September 2021	Post Panamax 1A	2021	37,920	35,623
m/v Nordic Siku	November 2021	Post Panamax 1A	2021	37,935	36,010
Miss Nora G. Pearl	November 2017	Deck Barge	1979	3,833	1,821
Total				$601,586	$500,477

Recent Accounting Pronouncements

On of January 1, 2023, we adopted ASU No. 2016-13, "Financial Instruments—Credit Losses" ("ASU 2016-13"). ASU 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The adoption of the accounting standard did not have any material impact on our consolidated financial statements.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends the existing segment reporting guidance (ASC Topic 280 — Segment Reporting (“ASC 280”)) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, companies with a single reporting segment will have to provide all of the disclosures required by ASC 280, including the significant segment expense disclosures.
The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of our pending adoption of this standard on its financial statement disclosures.

Important Financial and Operational Terms and Concepts

The Company uses a variety of financial and operational terms and concepts when analyzing its performance.

These include revenue recognition, deferred revenue, allowance for credit losses, vessels and depreciation and long-lived assets impairment considerations, as defined above as well as the following:

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

Business Overview

The dry bulk sector of the transportation and logistics industry is cyclical and can be volatile due to changes in supply of vessels and demand for transportation of dry bulk commodities. After reaching levels not seen in over a decade in 2021, the dry bulk freight market remained strong in historical terms in the first half of 2022 before slowing down in the second half of the year due to decreased freight demand. This slowdown continued through the first quarter of 2023, with signs of improvement throughout the remainder of 2023. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 1,426 for 2023, compared to an average of 1,832 for 2022, down approximately 22%. More specifically, and reflecting the composition of the Company's fleet, the average published market rates for Supramax and Panamax vessels decreased approximately 43% from an average of $20,012 in 2022 to $11,391 in 2023. We have historically experienced fluctuations in our results of operations on a quarterly and annual basis due to the volatility of the dry bulk sector. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including cargo demand for vessels, supply of vessels, competition, and seasonality.

Effect of Inflation

High inflation in the United States and in many of the global economies where the Company operates has impacted vessel operating costs, including crew travel, transportation of equipment and spares, and drydocking costs. We expect crew payroll expenses to continue to increase over the near and medium future, and other inflated cost changes may make our vessel daily operating costs higher. Increases in the cost of fuel consumed on voyages are usually absorbed by cargo market rates passed on to customers or covered by fuel cost pass through under the terms of long-term contracts. Because interest rates on a large portion of the Company’s long-term debt, and finance leases is fixed or capped, the impact of higher interest rates on the Company’s earnings is limited.

TCE Performance

For the year ended December 31, 2023, the Company's TCE rates were down 35% to $15,849 from $24,434 for the year ended December 31, 2022, while the overall dry bulk market rates declined by approximately 43% for the year ended December 31, 2023. The Company's achieved TCE rate for the year ended December 31, 2023 outperformed the average of the Baltic Panamax and Supramax market indexes and exceeded the average market rates by approximately 39% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet and its cargo-focused strategy.

2023 Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was $26.3 million for twelve months ended December 31, 2023 as compared to $79.5 million for the same period of 2022.
•Diluted net income per share was $0.58 for twelve months ended December 31, 2023, as compared to $1.76 for the same period of 2022.
•Time Charter Equivalent ("TCE") rates earned by Pangaea was $15,849 per day for twelve months ended December 31, 2023 and $24,434 per day for the same period of 2022.
•Adjusted EBITDA was $79.7 million for twelve months ended December 31, 2023, as compared to $140.9 million for the same period of 2022.
•At the end of the year, Pangaea had $99.0 million in cash, and cash equivalents.

Results of Operations

Fiscal Year Ended December 31, 2023 Compared to Fiscal Year Ended December 31, 2022

Revenues

Pangaea’s revenues are derived predominantly from voyage charters and time charters. Total revenue for the fiscal year ended December 31, 2023, was $499.3 million compared to $699.7 million, for the same period in 2022, a 29% decrease. The number of shipping days decreased 6% to 16,711 in the fiscal year ended December 31, 2023, from 17,715 for the same period in 2022. The revenue decrease was primarily due to a 35% decrease in the average TCE rate, which was $15,849 per day for the twelve months ended December 31, 2023, compared to $24,434 per day for the same period in 2022.

Components of revenue are as follows:

Voyage revenues decreased by 27% for the fiscal year ended December 31, 2023 to $468.6 million from $640.0 million for the same period in 2022. The decrease in voyage revenues was primarily due to lower average TCE rates earned throughout 2023 due to declined market rates. The number of voyage days decreased 2% to 14,922 for the twelve months ended December 31, 2023 from 15,237 for the same period in 2022.

Charter revenues decreased to $23.7 million from $59.7 million, or 60%, for the year ended December 31, 2023 compared to the same period in 2022. The decrease in charter revenues was due to a decrease in time charter days as well as a decrease in charter hire rates evidenced by the decrease in index rates for Panamax and Supramax vessels of approximately 43% compared to the same period of 2022. The time charter days were down 28% to 1,789 in the twelve months ended December 31, 2023 from 2,478 in the twelve months ended December 31, 2022. The time charter revenue per day was $13,258 for the twelve months ended December 31, 2023 compared to $24,078 for the same period of 2022. The optionality of our chartering strategy, in which the Company charters vessels in on short term periods with market available days during the charter period, allows the Company to selectively release excess ship days, if any, into the market under time charter arrangements.

Terminal & Stevedore revenues increased to $7.0 million, for the twelve months ended December 31, 2023, as a result of the company's acquisition of port and terminal operations in June 2023.

Voyage Expenses

Voyage expenses for the fiscal year ended December 31, 2023 were $227.4 million compared to $262.1 million for the year ended 2022, a decrease of approximately 13%. The decrease is primarily due to a decrease in bunker consumption expense of $40.7 million driven by a decrease in bunker fuel prices, partially offset by an increase in port charges and canal tolls of $2.3 million. Total costs of bunkers consumed decreased by 25% for the twelve months ended December 31, 2023 compared to the same period in 2022. The port charges and canal tolls increased primarily due to an increase in the market cost of canal tolls over the period.

 Charter Hire Expenses

The Company charters in vessels, typically on short term basis, from other shipowners to supplement its owned fleet. Charter hire expenses paid to third party shipowners were $111.0 million for the year ended December 31, 2023, compared to $222.3 million for the year ended December 31, 2022, a 50% decrease. The decrease in charter hire expenses was primarily due to a decrease in market rates to charter-in vessels and a decrease in the number of chartered-in days from 8,971 days in the twelve months ended December 31, 2022 to 7,933 days for the twelve months ended December 31, 2023. Charter hire expenses on a per day basis were $13,996 for the twelve months ended December 31, 2023 and $24,783 for the same period in 2022. The average published market rates for Supramax and Panamax vessels decreased approximately 43% from an average of $20,012 in 2022 to $11,391 in the same period of 2023. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the year ended December 31, 2023 were $55.8 million, compared to $56.9 million for the same period in 2022, a decrease of approximately 2%. Ownership days for the twelve months ended December 31, 2023 and 2022 were 8,988 and 8,962, respectively. Excluding technical management fees, vessel operating expenses on a per day basis were $5,703 for the twelve months ended December 31, 2023 and $5,804 for the same period in 2022. Technical management fees were approximately $4.5 million and $4.8 million for the twelve months ended December 31, 2023 and 2022, respectively. The decrease in vessel operating expenses was also attributable a decrease in crew expenses due to a decrease in crewing costs, crew changes and expenses related to COVID-19 and the war in Ukraine in the prior year. The Company continues to face general inflationary pressures particularly impacting the cost of lubes, stores and spares.

Terminal & Stevedore Expenses

Terminal & Stevedore expenses increased to $5.8 million for the twelve months ended December 31, 2023, as a result of the company's acquisition of port and terminal operations in June 2023.

General and Administrative Expenses

General and administrative expenses increased from $20.1 million for the year ended December 31, 2022 to $22.8 million for the year ended December 31, 2023. The increase was primarily due to an increase in costs associated with the acquisition of port and terminal operations in June of 2023.

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

Depreciation and amortization expense increased $0.6 million or 2%. The increase was primarily due to the increase in ownership days to 8,988 days in 2023 from 8,962 days in 2022. The increase in ownership days is due to the acquisition of vessels, offset by vessel sales in the current year, which was part of a fleet renewal plan. The increase in depreciation and amortization expense was due to an increase in drydocking amortization. Three drydockings were completed in 2023 and four drydockings were completed in 2022.

Loss on sale of vessels

The Company recorded a loss of $1.7 million on the sale of the m/v Bulk Trident and m/v Bulk Newport in the year ended December 31, 2023. The Company recorded a loss of $0.3 million on the sale of the m/v Bulk Pangaea in the year ended December 31, 2022.

Impairment of vessels

During the twelve months ended December 31, 2022, the Company recorded $3.0 million of impairment of vessel assets. On April 20, 2022 the Company entered into an agreement to sell the Bulk Pangaea for $8.8 million, the sale was finalized and the vessel delivered to its new owner on June 23, 2022. No loss on impairment of vessels were recorded in the year ended December 31, 2023.

Unrealized (Loss) Gain on Derivative Instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts with forward freight agreements or bunker swaps. The usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis. The Company recorded an unrealized loss on derivative instruments of $2.9 million in the year ended December 31, 2023 and an unrealized gain on derivative instruments of $0.7 million in the year ended December 31, 2022, respectively. Refer to Note 7 Margin Account, Derivative and Fair Value Measures to the consolidated financial statements for further information.

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

At December 31, 2023 and 2022, the Company had working capital of $86.5 million and $130.3 million, respectively. The decrease in working capital was primarily driven by (i) $34.5 million of cash acquisitions, including the m/v Bulk Prudence and the port and terminal operation in June of 2023, (ii) $20.4 million reclassifications of long-term debt to current portion of long-term debt, and (iii) partially offset by proceeds from the sale of vessels and operating income generated during the twelve months ended December 31, 2023.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $53.8 million in 2023, and $134.8 million in 2022; its excess of cash and cash restricted by facility agents over the current portion of secured long-term debt and finance lease obligations, and its focus on contract employment (COAs). In addition, the Company has demonstrated its ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments and react to volatile market rates. The Company believes that future operating cash flows together with cash on hand, availability of borrowings, and contributions from non-controlling interests will be sufficient to meet our future operating and capital expenditure cash requirements for the next 12 months and the foreseeable future. For more information on the results of operations, see Part II. ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

The table below summarizes our primary sources and uses of cash for the fiscal years ended December 31, 2023 and 2022. We have derived these summarized statements of cash flows from the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

(in millions)	2023	2022
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$65.0	$122.8
Changes in operating assets and liabilities, net	(11.2)	12.0
Operating activities	53.8	134.8
Investing activities	(16.0)	(28.5)
Financing activities	(67.2)	(34.1)
Net change	$(29.3)	$72.2

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2023 was $53.8 million, compared to net cash provided by operating activities of $134.8 million during the year ended December 31, 2022. The cash flows from operating activities decreased compared to the same period in the prior year primarily due to the decrease in income from operations, and timing of customer receipts and supplier payments.

Investing Activities

Net cash used in investing activities during the twelve months ended December 31, 2023 was $16.0 million compared to net cash used in investing activities was $28.5 million for the same period in 2022. During the year ended December 31, 2023, the Company (i) paid $27.3 million for the purchase of one vessel and other vessel improvements and (ii) paid $7.2 million net, for cash acquisition of a port and terminal operation. This use of cash was partially offset by the proceeds from the sale of two vessels for $17.3 million. Net cash used in investing activities of $28.5 million in 2022 primarily consists of $35.7 million for vessel acquisitions partially offset by the proceeds from the sale of one vessel for $8.4 million.

Financing Activities

Net cash used in financing activities in 2023 was $67.2 million compared to net cash used in financing activities of $34.1 million for the same period of 2022. During the twelve months ended December 31, 2023, the Company repaid $15.8 million of long term debt, and $20.2 million of finance leases. The Company also paid $18.1 million of common stock cash dividends and $10.4 million cash dividends to non-controlling interests.

Net cash used in financing activities was $34.1 million for 2022. During the twelve months ended December 31, 2022, the Company received $8.5 million in proceeds from long-term debt, $15.0 million in proceeds from finance leases. The Company repaid $15.4 million of long term debt, $15.8 million of finance leases and $5.0 million of other long term liabilities. The Company also paid $13.4 million of common stock cash dividends and $5.0 million cash dividends to non-controlling interests.

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, and to capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned or partially owned and controlled fleet at December 31, 2023 includes: nine Panamax drybulk carriers (six of which are Ice-Class 1A); seven Supramax drybulk carriers, two Ultramax Ice-Class IC, two Ultramax and four Post Panamax Ice Class 1A drybulk vessels.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. This includes installation of BWTS required under new regulations, the cost of which will be $0.5 million to $0.7 million per vessel. The Company has some flexibility regarding the timing of drydocking, but the total cost is unpredictable. The Company expects to perform two special surveys in 2024 at an aggregate total cost of approximately $2.0 million. The Company expects to perform four intermediate surveys in 2024 at an aggregate total cost of approximately $0.3 million. The Company estimates that offhire related to the surveys and related repair work is ten to twenty days per vessel, depending on the size and condition of the vessel. Funding of these requirements is anticipated to be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period.

Borrowing Activities

Long-term debt consists of the following:

	December 31, 2023	December 31, 2022	Interest Rate (%) (1)	Maturity Date

Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	12,512,080	14,395,409	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3) (4)	39,800,000	44,600,000	3.38%	June 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (4)
–Bulk Nordic Six Ltd. - Tranche A (2)	9,033,325	10,099,993	4.39%	May 2024
–Bulk Nordic Six Ltd. - Tranche B	—	2,070,000	—%	Paid in full in January 10, 2023
–Bulk Pride - Tranche C (2)	1,900,000	3,000,000	5.39%	May 2024
–Bulk Independence - Tranche E (2)	9,500,000	10,500,000	3.54%	May 2024
Bulk Valor Corp. Loan and Security Agreement (2)	10,087,642	11,424,507	3.29%	June 2028
Bulk Promise Corp.(2)	9,685,334	11,069,630	5.45%	October 2027
Bulk Sachuest (2)	$7,733,094	$8,500,000	6.19%	October 2029
109 Long Wharf Commercial Term Loan	—	374,466	—%	Paid in full in January 24, 2023
Total	$100,251,475	$116,034,005
Less: unamortized bank fees (5)	(1,053,440)	(1,431,736)
	$99,198,035	$114,602,269
Less: current portion	(30,751,726)	(15,782,530)
Secured long-term debt, net	$68,446,309	$98,819,739

(1)As of December 31, 2023.
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

The loan is secured by a first preferred mortgage on the m/v Nordic Odyssey and m/v Nordic Orion, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of December 31, 2023 and 2022 the Company was in compliance with its financial covenants.

Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., and Bulk Nordic Oasis (MI) Corp. Facility Agreement dated April 26, 2021

On April 26, 2021, NBHC entered into a new Senior Secured Term Loan Facility with two new lenders. The agreement advanced $53.0 million in respect of the m/v Nordic Oshima, m/v Nordic Olympic, m/v Nordic Odin and m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly principal installments of $1,200,000 beginning on June 15, 2021 and a balloon payment of $24,200,000 due in March 2027. Interest on this advance is fixed at 3.38% effective May 5, 2021. The Loan is secured by a first lien on m/v Nordic Bulk Oshima, m/v Nordic Bulk Odin, m/v Nordic Bulk Olympic and m/v Nordic Bulk Oasis. The Company used a portion of the proceeds of the loan to repay the outstanding balance of $51.5 million for the Nordic Oshima, Nordic Odin, Nordic Olympic and Nordic Oasis loan facilities which was set to mature on October 1, 2021. As of December 31, 2023 and 2022 the Company was in compliance with its financial covenants.

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

The loan is secured by first preferred mortgages on the m/v Bulk Endurance, the m/v Bulk Pride and the m/v Bulk Independence, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2023 and 2022, the Company was in compliance with these covenants.

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

109 Long Wharf Commercial Term Loan
Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00%. The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. The loan was repaid in full on January 25, 2023. At December 31, 2022, the Company was in compliance with these covenants.

The Bulk Valor Corp. Loan Agreement -- Dated June 17, 2021

The agreement advanced $13,350,000 in respect of the m/v Bulk Valor on June 17, 2021. The agreement requires repayment of the loan in 28 quarterly installments commencing on September 17, 2021. A balloon payment is due on June 17, 2028. Interest on this advance is fixed at 3.29%. The loan is secured by a first preferred mortgage on the m/v Bulk Valor, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. As of December 31, 2023 and 2022 the Company was in compliance with its financial covenants.

The Bulk Promise Corp. Loan Agreement -- Dated July 12, 2021

The agreement advanced $12,800,000 in respect of the m/v Bulk Promise on July 7, 2021. The agreement requires repayment of the loan in 24 quarterly installments of $346,074 commencing on October 15, 2021. A balloon payment of $4,494,224 is due on October 15, 2027. Interest on this advance was fixed at 5.45% on July 15, 2022 through maturity. The loan is secured by a first preferred mortgage on the m/v Bulk Promise, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. As of December 31, 2023 and 2022 the Company was in compliance with its financial covenants.

The Bulk Sachuest Corp. Loan Agreement -- Dated October 13, 2022

The agreement advanced $8,500,000 in respect of the m/v Bulk Sachuest on October 13, 2022. The agreement requires repayment of the loan in 27 quarterly installments commencing on January 13, 2023. A balloon payment is due on October 13, 2029. Interest on this advance is fixed at 6.19%. The loan is secured by a first preferred mortgage on the
m/v Bulk Sachuest, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. As of December 31, 2023 and 2022 the Company was in compliance with its financial covenants.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,

2024	$30,751,726
2025	10,476,019
2026	10,638,024
2027	39,955,014
2028	5,322,454
Thereafter	3,108,240
$100,251,477
Related Party Transactions

Amounts and notes payable to related parties consist of the following:

	December 31, 2022	Activity	December 31, 2023
Included in accounts payable and accrued expenses on the consolidated balance sheets:
Trade payables due to Seamar (i)	$1,643,806	$(153,746)	$1,490,060

i.Seamar Management S.A. ("Seamar") is a joint venture of which the Company owns 51% at December 31, 2023 and 2022.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operation of some of the Company’s owned vessels. During the years ended December 31, 2023 and 2022, the Company incurred technical management fees of $3,328,800 and $3,280,920 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at December 31, 2023 and 2022, (including amounts due for vessel operating expenses), were $1,490,060 and $1,643,806, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2023 or 2022.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in May 2013.

Based on the results of this assessment, management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective, except as described below relating to the acquisition of Port and Terminal Operation.

The Company acquired the Port and Terminal Operation on June 1, 2023. The new acquisition's total assets and revenues both constituted approximately 1% of the Company’s consolidated total assets and revenues as shown on our consolidated financial statements as of and for the year ended December 31, 2023. As the acquisition occurred during the second quarter of 2023, the Company excluded Port and Terminal Operation from the scope of the assessment of the effectiveness of the Company’s internal control over financial reporting and, with respect to the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Port and Terminal Operation, the Company's disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from the scope in the year of acquisition if specified conditions are satisfied.

Attestation Report of the Registered Public Accounting Firm on Internal Control over Financial Reporting

The Company’s internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Mark L. Filanowski	69	Chief Executive Officer and Director
Gianni Del Signore	41	Chief Financial Officer
Mads Boye Petersen	44	Chief Operating Officer
Carl Claus Boggild	67	Lead Independent Director
Anthony Laura	71	Director
Richard T. du Moulin	77	Chairman of the Board, Director
Eric S. Rosenfeld	66	Director
David D. Sgro	47	Director
Karen H. Beachy	52	Director

Class I Directors with Terms Expiring in 2024

Eric S. Rosenfeld. Mr. Rosenfeld serves as a director of the Company. Eric Rosenfeld of New York, New York, U.S.A., has been the President and Chief Executive Officer of Crescendo Partners, L.P., a New York based investment firm, since its formation in November 1998. Prior to forming Crescendo Partners, he held the position of Managing Director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. for 14 years. Mr. Rosenfeld currently serves on the board at Aecon Group, Inc., a construction company, and Algoma Steel, Inc., a fully integrated producer of hot and cold rolled steel products. Mr. Rosenfeld has also served as Chairman and CEO for Arpeggio Acquisition Corporation, Rhapsody Acquisition Corporation, Trio Merger Corp, Quartet Merger Corp and Harmony Merger Corp., all blank check corporations that later merged with Hill International, Primoris Services Corporation, SAExploration Holdings, Pangaea Logistics Solutions Ltd and NextDecade Corporation respectively. Mr. Rosenfeld has also served as the Chief SPAC Officer of Legato Merger Corp and Legato Merger Corp II., blank check corporations that later merged with Algoma Steel, Inc. and Southland Holdings, respectively. Mr. Rosenfeld is currently the Chief SPAC Officer of Legato Merger Corp. III, a blank check corporation. Mr. Rosenfeld is also currently the CEO of Allegro Merger Corp, a non-listed shell company. He was also a director of Primo Water Corp, a water delivery and filtration company, CPI Aero (Chairman Emeritus), a company engaged in the contract production of structural aircraft parts, Canaccord Genuity Group, a full-service financial services company, NextDecade Corporation, a development stage company building natural gas liquefaction plants, Absolute Software Corp., a leader in firmware-embedded endpoint security and management for computers and ultraportable devices, AD OPT Technologies, an airline crew planning service, Sierra Systems Group Inc., an information technology, management consulting and systems integration firm, Emergis Inc., an electronic commerce company, Hill International, a construction management firm, Matrikon Inc. a company that provides industrial intelligence solutions, DALSA Corp., a digital imaging and semiconductor firm, HIP Interactive, a video game company, GEAC Computer, a software company, Computer Horizons Corp. (Chairman), an IT services company, Pivotal Corp, a cloud software firm, Call-Net Enterprises, a telecommunication firm Primoris Services Corporation, a specialty construction company, and SAExploration Holdings, a seismic exploration company.

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

David D. Sgro. Mr. Sgro serves as a director of the Company. Mr. Sgro served as Quartet’s chief financial officer, secretary, and a member of its Board of Directors. He has been the Head of Research of Jamarant Capital Mgmt. since its inception in 2015. From 2005 through 2021, Mr. Sgro was an employee of Crescendo Partners, where he completed his tenure as a Senior Managing Director of the firm. Mr. Sgro presently serves or has served on the board of directors of Legato Merger Corp. III, Algoma Steel, Inc., Legato Merger Corp. II, Legato Merger Corp., Allegro Merger Corp., Hill International, NextDecade Corporation, Trio, Primoris Services Corporation, Bridgewater Systems, Inc., SAExploration Holdings, Harmony Merger Corp., Imvescor Restaurant Group, BSM Technologies and COM DEV International Ltd. Mr. Sgro attended Columbia Business School and prior to that, Mr. Sgro worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate. Mr. Sgro received a B.S. in Finance from The College of New Jersey and an M.B.A. from Columbia Business School. In 2001, he became a Chartered Financial Analyst (CFA®) Charterholder. Mr. Sgro is an adjunct faculty member at the College of New Jersey and a regular guest lecturer at Columbia Business School.

Class III Directors with Terms Expiring in 2026

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

Karen H. Beachy. Ms. Beachy serves as a director of Oceaneering International (NYSE: OII), a global provider of engineered services and products for the offshore energy, defense, aerospace, and entertainment industries. In March 2022, Ms. Beachy was named to the board of Pangea Logistics Solutions (NASDQ: PANL), a Rhode Island based company that transports a wide variety of dry bulk cargoes and provides its customers with a comprehensive set of services and activities, including cargo loading, cargo discharge, vessel chartering, and voyage planning. Ms. Beachy founded her strategic consulting firm, Think B3 Consulting, in January 2021 and worked with The Alliance Risk Group, a consulting that helps energy leaders develop and enhance their integrated risk management and smart, clean resilient grid solutions. Prior to starting her consulting firm and joining Oceaneering, Ms. Beachy served as the Senior Vice President of Growth and Strategy at Black Hills Corporation, an investor-owned electric and gas utility in the Midwest, where she was responsible for corporate planning, business development, process improvement, enterprise data and analytics, natural gas retail marketing, products and services, energy innovation and asset optimization. Ms. Beachy began her tenure at Black Hills in Rapid City, South Dakota in 2014 as the Director of Supply Chain and was promoted to Vice President of Supply Chain in 2016. She was responsible for sourcing, procurement, fleet, and materials management. Ms. Beachy worked at Vectren (now CenterPoint Energy) Corporation, an electric and gas utility in Indiana and Ohio, from 2010 to 2014 where Ms. Beachy led the gas operations division in Ohio and worked in supply chain. From 1995 to 2008, Ms. Beachy worked at Louisville Gas and Electric/Kentucky Utilities, an electric and gas utility in Kentucky and Western Virginia, where she held several positions in corporate development, products and services, electric operations, and supplier diversity. In 2007, Ms. Beachy completed an expatriate assignment in Germany with E.ON, a European electric utility, where she served as a project manager in the global liquified natural gas procurement group. Throughout her career, Ms. Beachy has served on several non-profit Boards with a focus on supporting and growing young people and entrepreneurs in the communities where she lived and worked. Ms. Beachy holds a bachelor’s degree in political science and a master’s degree in management from Purdue University.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our Section 16 officers and directors and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. SEC regulations require our Section officers, directors, and greater than 10% shareholders to provide us with copies of all Section 16(a) forms they file. Based solely on our review of these forms, during 2023 all of our Section 16 officers, directors, and greater than 10% shareholders complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

In October 2014, our board of directors adopted a code of ethics that applies to directors, officers, and employees of ours and of any subsidiaries we may have in the future (including our principal executive officer, our principal financial officer, our principal accounting officer or controller, and persons performing similar functions). We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Pangaea Logistics Solutions Ltd., 109 Long Wharf, Newport, RI 02840.

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

Compensation Committee Interlocks and Insider Participations

As of December 31, 2023, none of the members of our compensation committee will be, or will have at any time during the past year been, one of our officers or employees. None of our executive officers currently serves or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

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

Summary Compensation Table of the Company’s Named Executive Officers

Smaller reporting companies meet the Regulation S-K Item 402 disclosure requirements by providing the shorter disclosures required under the Securities Act of 1934, specifically, the total compensation of the Company’s named executive officer’s which consists of (i) the Company’s Chief Executive Officer, (ii) each of the Company’s next two most highly compensated executive officers, other than its Chief Executive Officer, who served as an executive officer at December 31, 2023 and whose total compensation exceeded $100,000, and (iii) two individuals for whom disclosure would have been required but who were not serving as executive officers of the Company at December 31, 2023. The following table sets forth the total compensation for the fiscal years ended December 31, 2023 and 2022:

Name and Principal Position	Year	Salary and Compensation	Cash Bonus	All Other Compensation(1)	Total
Mark L. Filanowski	2023	$450,000	$600,000	$386,452	$1,436,452
Chief Executive Officer	2022	$250,000	$1,350,000	$207,196	$1,807,196
(Principal Executive Officer)

Gianni Del Signore	2023	$300,000	$275,000	$406,990	$981,990
Chief Financial Officer	2022	$200,000	$450,000	$201,853	$851,853
(Principal Financial Officer)

Mads Rosenberg Boye Petersen (2)	2023	$350,000	$375,000	$213,740	$938,740
Chief Operating Officer	2022	$223,770	$600,000	$116,833	$940,603

(1)All other compensation includes employer matching contribution to the 401(k) plan and vesting of restricted share grants.
(2)On February 22, 2022, Mads Rosenberg Boye Petersen was appointed as Chief Operating Officer, effective on April 1, 2022. The information in above table represents the period from January 1, 2022 to December 31, 2022.

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

Except as set forth above, the Company’s named executive officers generally participate in the same programs as its other employees.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, the Company’s named executive officers held the following outstanding equity or equity-based awards, all of which are earned:

	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)
Mark Filanowski	01/02/23	81,301	$669,920
Chief Executive Officer	01/02/22	35,000	$288,400
	12/28/20	33,334	$274,672
	12/31/19	16,667	$137,336
	01/02/19	15,000	$123,600
		181,302	1,493,928

Gianni Del Signore	01/02/23	50,813	$418,699
Chief Financial Officer	01/02/22	30,000	$247,200
	12/28/20	36,667	$302,136
	12/31/19	18,334	$151,072
	01/02/19	16,667	$137,336
		152,481	1,256,443

Mads Rosenberg Boye Petersen	01/02/23	60,976	$502,442
Chief Operating Officer	01/02/22	30,000	$247,200
	12/15/20	20,000	$164,800
	12/15/19	10,000	$82,400
	01/02/19	6,667	$54,936
		127,643	1,051,778

(1) Market value is calculated by multiplying the number of restricted stock awards that have not vested by $8.24, which was the closing price of our common stock on the Nasdaq Global Select Market on December 29, 2023, the last trading day of 2023.

Retirement Benefits, Termination, Severance and Change in Control Payments

As of December 31, 2023, none of the Company’s officers, including its named executive officers, have any retirement benefits (other than their right to participate in the Company’s 401(k) retirement plan, as described above) or have any rights to severance payments.

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

The following table sets forth compensation paid to or earned by our non-employee directors during 2023:

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	Total
Richard DuMoulin	$97,500	$100,000	$197,500
Eric Rosenfeld	$97,500	$100,000	$197,500
David Sgro	$97,500	$100,000	$197,500
Anthony Laura	$82,500	$100,000	$182,500
Claus Boggild	$82,500	$100,000	$182,500
Karen H Beachy	$90,000	$100,000	$190,000

(1)Information for Messrs. Filanowski, who served as a member of our board of directors in 2023, are not included in this table because he did not receive additional compensation for his services rendered as a member of our board of directors.
(2)Represents the grant-date fair value calculated in accordance with ASC 718. Refer to Note 13, "Stock Incentive Plans and Non-Controlling Interest" for additional information.

We also reimburse our directors for reasonable and necessary out-of-pocket expenses incurred in attending Board and committee meetings or performing other services for us in their capacities as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	—	—	1,362,000
Total	—	—	1,362,000

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

On August 5, 2022, the Company's shareholders approved an amendment and restatement of the 2014 Plan that was adopted by the Board on May 6, 2022. The PANGAEA LOGISTICS SOLUTIONS LTD. 2014 SHARE INCENTIVE PLAN (as amended and restated by the Board of Directors on May 6, 2022), (the "Amended Plan"), increased the aggregate number of common shares with respect to which awards may be granted under the Amended Plan, such that the total number of shares made available for grant is 6,200,000. There are 1,362,000 shares available for future issuance under the equity compensation plans as of December 31, 2023.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 12, 2024 by:

•each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•each of our officers and directors; and
•all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Beneficial Ownership (2)
Directors and Executive Officers:
Lagoa Investments (3) c/o Phoenix Bulk Carriers (US) LLC 109 Long Wharf Newport, RI 02840	8,342,193	17.86%
Gianni DelSignore* 109 Long Wharf Newport, RI 02840	333,368	0.71%
Richard T. du Moulin* 52 Elm Avenue Larchmont, NY 10538	243,041	0.52%
Mark L. Filanowski (4) * 109 Long Wharf Newport, RI 02840	405,683	0.87%
Mads Rosenberg Boye Petersen * 109 Long Wharf Newport, RI 02840	583,676	1.25%
Eric S. Rosenfeld 777 Third Ave, 37th Floor New York, NY 10017	599,617	1.28%
David D. Sgro* 777 Third Ave, 37th Floor New York, NY 10017	324,583	0.69%
Karen H. Beachy * 4579 Thorpe Ct Sparks, NV 89436	44,593	0.10%

All Directors and Officers as a Group	10,876,754	23.28%

Five Percent Holders:
Lagoa Investments	8,342,193	17.86%
Edward Coll and Julia Coll Irrevocable Trust for the benefit of Andrew Coll, James Coll and Aidan Coll	4,802,070	10.28%
BlackRock, Inc.	2,516,994	5.39%

 *Less than 1%.

(1)Unless otherwise indicated, the business address of each of the individuals is c/o Phoenix Bulk Carriers (US) LLC, 109 Long Wharf, Newport, Rhode Island 02840.

(2)The beneficial ownership of the common shares by the shareholders set forth in the table is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any common shares as to which the shareholder has sole or shared voting power or investment power and also any common shares that the shareholder has the right to acquire within 60 days. The percentage of beneficial ownership is calculated based on 46,721,228 outstanding common shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common shares beneficially owned by them.

(3)Shares owned by Lagoa Investments. Mr. Boggild is the Managing Director of Lagoa Investments and solely for purposes of reporting beneficial ownership of such shares pursuant to Section 13(d) of the Exchange Act, Mr. Boggild may be deemed to be the beneficial owner of the shares held by Lagoa Investments.

(4)Shares owned by Mark Filanowski include 61,007 common shares held by his family members.

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

Audit Fees

Audit fees consist of the fees and expenses for professional services rendered in connection with the audit of the Company’s consolidated financial statements, reviews of the consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-Q and fees for services related to the Company’s registration statements, consents, and assistance with and review of documents filed with the SEC. During the years ended December 31, 2023 and 2022, the Company incurred an aggregate of $961,144 and $899,411 in audit fees, respectively.

Audit-related fees

During each of the years ended December 31, 2023 and 2022, the Company incurred audit-related fees of $65,000 and $62,500, respectively, consisting of the fees and expenses for the audit of Nordic Bulk Holding Company Ltd., a subsidiary of the Company.

Tax Fees

During the year ended December 31, 2023, the Company incurred tax related fees of $14,000. During the year ended December 31, 2022, the Company incurred tax related fees of $14,000.

All Other Fees

During the years ended December 31, 2023 and 2022, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Pangea Logistics Solutions Ltd. (a Bermuda corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2024 expressed an unqualified opinion.

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

Critical audit matter
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

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

The principal considerations for our determination that the Company’s vessel impairment analysis is a critical audit matter is that the impairment analysis for each vessel asset group requires management to make significant estimates and assumptions related to forecasts of future cash flows, including but not limited to revenue growth rates, projected expenses, drydocking costs and estimated vessel salvage values. Evaluating the reasonableness of these estimates and projections require significant auditor judgment.

Our audit procedures related to the Company’s vessel impairment analysis included the following, among others.

•We tested the design and operating effectiveness of internal controls over the Company's vessel impairment analysis.

•We evaluated the reasonableness of the projected time charter equivalent (TCE) rates and projected expenses, including drydocking costs, used in management's undiscounted cash flow analysis for each vessel asset group for consistency with historical data and changes in the business.
•We agreed the inputs included in management's estimated salvage value calculation to third-party sources.
•We performed sensitivity analyses on the projected revenue, expenses, and useful lives used in the impairment analysis to evaluate the impact on the conclusions reached.

Valuation of Accounts Receivable

As described further in Note 3 to the financial statements, the Company had a significant customer who accounted for 37% of the trade receivable balance as of December 31, 2023. These accounts receivable relate to services performed under a contract of affreightment during 2023. We identified the valuation of the accounts receivable as a critical audit matter.

The principal considerations for our determination that the measurement of the receivable is a critical audit matter is that there is a degree of estimation uncertainty resulting from management judgment of the customer’s ability to meet its remaining payment obligation under the contract. Given the customer’s balance is past due, management qualitatively evaluated whether any credit losses exist, including consideration of alternative funding sources the customer may use to meet the obligation. Management’s qualitative evaluation of the measurement of receivables and the determination of the customer’s ability and intent to remit payment required a high degree of auditor judgment and an increased extent of effort to assess the reasonableness of management’s estimates and assumptions.

Our audit procedures related to the measurement of the receivable included the following, among others.

•We tested the design and operating effectiveness of internal controls over the assessment of the receivable.
•We tested management’s process related to the qualitative assessment and obtained an understanding of the relevant facts and circumstances related to the status of collection
•We confirmed the outstanding balance, intent to pay and the existence and accuracy of agreements with the customer as of December 31, 2023.
•We inspected guarantees from the ultimate parent company of the customer (“Parent”) and financial information of the Parent and corroborated their ability to pay.
•We inspected support for cash collections subsequent to year-end

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2013.

Boston, Massachusetts
March 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Pangaea Logistic Solutions Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Pangaea Logistics Solutions Ltd. (a Bermuda corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 14, 2024 expressed an unqualified on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, an opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Pangaea Baltimore LLC, a wholly-owned subsidiary whose financial statements reflect total assets and total revenue constituting less than one percent, respectively, and Pangaea Port Everglades LLC, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting of one percent, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2023. As indicated in Management’s Report, these subsidiaries were acquired during 2023. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded the internal control over financial reporting of Pangaea Baltimore LLC and Pangaea Port Everglades LLC.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts
March 14, 2024

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$99,037,866	$128,384,606
Accounts receivable (net of allowance of $5,657,837 and $4,367,848 at December 31, 2023 and 2022, respectively)	47,891,501	36,755,149
Bunker inventory	16,556,266	29,104,436
Advance hire, prepaid expenses and other current assets	28,340,246	28,266,831
Total current assets	191,825,879	222,511,022
Fixed assets, at cost, net of accumulated depreciation of $127,015,253 and $108,844,668, at December 31, 2023 and 2022, respectively	474,265,171	476,524,752
Finance lease right of use assets, at cost, net of accumulated depreciation of $10,393,823 and $12,139,654 at December 31, 2023 and 2022, respectively	30,393,823	43,921,569
Goodwill	3,104,800	—
Other Non-current Assets	5,590,295	5,284,127
Total assets	$705,179,968	$748,241,470

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$35,836,262	$38,554,131
Deferred revenue	15,629,886	20,883,958
Current portion of long-term debt	30,751,726	15,782,530
Current portion of finance lease liabilities	21,970,124	16,365,075
Dividends payable	1,146,321	626,178
Total current liabilities	105,334,319	92,211,872

Secured long-term debt, net	68,446,309	98,819,739
Finance lease liabilities	143,266,867	168,513,939
Long-term liabilities - other - Note 11	17,936,540	19,974,390

Commitments and contingencies - Note 12

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 46,466,622 and 45,898,395 shares issued and outstanding at December 31, 2023 and 2022, respectively	4,648	4,590
Additional paid-in capital	164,854,546	162,894,080
Retained Earnings	159,026,799	151,327,392
Total Pangaea Logistics Solutions Ltd. equity	323,885,993	314,226,062
Non-controlling interests	46,309,940	54,495,468
Total stockholders' equity	370,195,933	368,721,530
Total liabilities and stockholders' equity	$705,179,968	$748,241,470

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Income

	Years ended December 31,
	2023	2022
Revenues:
Voyage revenue	$468,580,914	$640,033,668
Charter revenue	23,715,895	59,673,238
Terminal & stevedore revenue	6,971,025	—
Total revenue	499,267,834	699,706,906

Operating expenses:
Voyage expense	227,434,670	262,088,555
Charter hire expense	111,033,537	222,332,197
Terminal & stevedore expenses	5,809,025	—
Vessel operating expenses	55,783,562	56,859,340
General and administrative	22,780,937	20,103,346
Depreciation and amortization	30,070,395	29,489,810
Loss on impairment of vessels	—	3,007,809
Loss on sale of vessels	1,738,511	318,032
Total operating expenses	454,650,637	594,199,089

Income from operations	44,617,197	105,507,817

Other (expense) income:
Interest expense	(17,025,547)	(15,704,233)
Interest income	3,572,134	932,069
Income attributable to Non-controlling interest recorded as long-term liability interest expense	(462,150)	(6,717,414)
Unrealized (loss) gain on derivative instruments	(2,925,347)	682,323
Other income	761,485	807,142
Total other expense, net	(16,079,425)	(20,000,113)

Net income	28,537,772	85,507,704
Income attributable to noncontrolling interests	(2,214,472)	(6,016,291)
Net income attributable to Pangaea Logistics Solutions Ltd.	$26,323,300	$79,491,413

Earnings per common share:
Basic	$0.59	$1.79
Diluted	$0.58	$1.76

Weighted average shares used to compute earnings per common share
Basic	44,773,899	44,398,987
Diluted	45,475,453	45,059,587

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd. Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2021	45,617,840	$4,562	$161,534,280	$85,663,375	$247,202,217	$53,479,177	$300,681,394
Share-based compensation	—	—	1,767,726	—	1,767,726	—	1,767,726
Issuance of restricted shares, net of forfeitures	280,555	28	(407,926)	—	(407,898)	—	(407,898)
Distribution to Non-Controlling Interests	—	—	—	—	—	(5,000,000)	(5,000,000)
Common Stock Dividend	—	—	—	(13,827,396)	(13,827,396)	—	(13,827,396)
Net income	—	—	—	79,491,413	79,491,413	6,016,291	85,507,704
Balance at December 31, 2022	45,898,395	$4,590	$162,894,080	$151,327,392	$314,226,062	$54,495,468	$368,721,530
Share-based compensation	—	—	2,087,807	—	2,087,807	—	2,087,807
Issuance of restricted shares, net of forfeitures	568,227	58	(127,341)	—	(127,283)	—	(127,283)
Distribution to Non-Controlling interests	—	—	—	—	—	(10,400,000)	(10,400,000)
Common Stock Dividend	—	—	—	(18,623,893)	(18,623,893)	—	(18,623,893)
Net income	—	—	—	26,323,300	26,323,300	2,214,472	28,537,772
Balance at December 31, 2023	46,466,622	$4,648	$164,854,546	$159,026,799	$323,885,993	$46,309,940	$370,195,933

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2023	2022
Operating activities
Net income	$28,537,772	$85,507,704
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	30,070,395	29,489,810
Amortization of deferred financing costs	946,593	1,005,487
Amortization of prepaid rent	121,532	122,343
Unrealized loss (gain) on derivative instruments	2,925,347	(682,323)
Income from equity method investee	(684,470)	(807,142)
Earnings attributable to non-controlling interest recorded as interest expense	462,150	6,717,414
Provision for doubtful accounts	2,938,879	2,377,389
Loss on impairment of vessels	—	3,007,809
Loss on sales of vessels	1,738,511	318,032
Drydocking costs	(4,154,283)	(6,019,126)
Share-based compensation	2,087,807	1,767,726
Change in operating assets and liabilities:
Accounts receivable	(14,075,231)	15,126,727
Bunker inventory	12,548,170	(1,956,676)
Advance hire, prepaid expenses and other current assets	(342,776)	19,086,893
Accounts payable, accrued expenses and other current liabilities	(4,079,047)	(8,939,313)
Deferred revenue	(5,254,072)	(11,321,354)
Net cash provided by operating activities	53,787,277	134,801,400

Investing activities
Purchase of vessels and vessel improvements	(27,264,044)	(35,740,482)
Proceeds from sale of vessels	17,271,489	8,400,000
Acquisitions, net of cash acquired	(7,200,000)	—
Purchase of equipment and internal use software	—	(653,452)
Contribution to non-consolidated subsidiaries and other investments	(427,270)	(515,162)
Dividends received from equity method investments	1,637,500	—
Net cash used in investing activities	(15,982,325)	(28,509,096)

Financing activities
Proceeds from long-term debt	—	8,500,000
Payments of financing and issuance costs	—	(466,544)
Payments of long-term debt	(15,782,528)	(15,443,115)
Proceeds from finance leases	—	15,000,000
Payments on finance lease obligation	(20,238,131)	(15,834,059)
Payments on other long-term liability	—	(5,000,000)
Dividends paid to non-controlling interests	(10,400,000)	(5,000,000)
Common stock accrued dividends paid	(18,103,750)	(13,414,984)
Cash paid for incentive compensation shares relinquished	(127,283)	(407,898)
Payments to non-controlling interest recorded as long-term liability	(2,500,000)	(2,050,000)
Net cash used in financing activities	(67,151,692)	(34,116,600)

Net (decrease) increase in cash and cash equivalents	(29,346,740)	72,175,704
Cash and cash equivalents at beginning of period	$128,384,606	$56,208,902
Cash and cash equivalents at end of period	$99,037,866	$128,384,606

Supplemental cash flow items:
Cash paid for interest	$18,850,078	$14,906,972
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

At December 31, 2023 the Company owned three Panamax, two Ultramax Ice Class 1C, two Ultramax and seven Supramax vessels.

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

NOTE 2 – NATURE OF ORGANIZATION

The consolidated financial statements include the operations of Pangaea Logistics Solutions Ltd. and its wholly-owned subsidiaries (collectively referred to as “the Company”), as well as other entities consolidated pursuant to Accounting Standards Codification (“ASC”) 810, Consolidation. A summary of the Company’s consolidation policy is provided in Note 3. A summary of the Company’s variable interest entities is provided at Note 5. At December 31, 2023 and 2022, entities that are consolidated pursuant to ASC 810-10 include the following wholly-owned subsidiaries:

•Bulk Partners (Bermuda) Ltd. (“Bulk Partners”) – a corporation that was duly organized under the laws of Bermuda. The primary purpose of this corporation is a holding company.

•Phoenix Bulk Carriers (BVI) Limited – a corporation that was duly organized under the laws of the British Virgin Islands. The primary purpose of this corporation is to provide logistics services to its customers, and to manage and operate ocean-going vessels. The Company was renamed Pangaea Logistics Solutions (BVI) Limited ("Pangaea BVI") in 2023.

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

•Nordic Bulk Ventures (Cyprus) Limited (“NBV”) – a corporation that was duly organized in April 2009 under the laws of Cyprus. NBV is the holding company of Nordic Bulk Carriers AS (“NBC”). NBC's name was changed to Pangaea Logistics Solutions Denmark AS ("Pangaea Denmark") in 2023. Pangaea Denmark specializes in ice trading, as well as the carriage of a wide range of commodities, including cement clinker, steel scrap, fertilizers, and grains.

•Pangaea Logistics Solutions Singapore Pte. Ltd. ("Pangaea Singapore") - a corporation that was duly organized in March 2014 under the laws of Singapore. Pangaea Singapore focuses on chartering and operating bulk carriers trading in a wide range of commodities; and is a wholly-owned subsidiary of Pangaea Denmark.

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

•Bulk Prudence Corp. (“Bulk Prudence") – a corporation that was duly organized under the laws of the Marshall Islands. Bulk Prudence was established in April 2023 for the purpose of acquiring the m/v Bulk Prudence.

•Pangaea Logistics Solutions (US) LLC ("PANL US") – a corporation that was duly organized under the laws of Delaware, was established in 2019 for the purpose of managing the Company's U.S.-based business activities.

•Pangaea Baltimore LLC - a corporation that was duly organized under the laws of Delaware, was established in 2023 for the purpose of acquiring Terminal and Stevedore operations at Port Baltimore, Maryland.

•Pangaea Port Everglades LLC - a corporation that was duly organized under the laws of Delaware, was established in 2023 for the purpose of acquiring Terminal and Stevedore operations at Port Everglades, Florida.

•Bay Stevedoring LLC - a corporation that was duly organized under the laws of Delaware, was established in 2019 for the primary purpose of managing and operating a port terminal in Louisiana.

At December 31, 2023 and 2022, entities that are consolidated pursuant to ASC 810-10, but which are not wholly-owned, include the following:

•Nordic Bulk Holding Company Ltd. (“NBHC”) - a corporation that was duly organized under the laws of Bermuda. NBHC was established in October 2012, for the purpose of owning Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”) and Bulk Nordic Orion Ltd. (“Bulk Orion”) and to invest in additional vessels through its wholly-owned subsidiaries. On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) from one of NBHC’s shareholders. The Company owns two-thirds equity interest of NBHC after the acquisition and the remainder one-third equity interest is owned by a third-party at December 31, 2023. The Company determined that NBHC is a VIE and that it is the primary beneficiary of NBHC, as it has the power to direct its activities through time charter arrangements with Pangaea Denmark covering all of its owned vessels. Accordingly, the Company has consolidated NBHC for the years ended December 31, 2023 and 2022. Bulk Odyssey, Bulk Orion, Bulk Nordic Oshima Ltd. (“Bulk Oshima”), Bulk Nordic Olympic Ltd. (“Bulk Olympic”), Bulk Nordic Odin Ltd. (“Bulk Odin”) and Bulk Nordic Oasis Ltd. (“Bulk Oasis”), corporations duly organized under the laws of Bermuda between March 2012 and February 2015, are owned by NBHC. These entities were established for the purpose of owning m/v Nordic Odyssey, m/v Nordic Orion, m/v Nordic Oshima, m/v Nordic Olympic, m/v Nordic Odin and m/v Nordic Oasis, respectively. On December 23, 2020 NBHC formed two new wholly owned subsidiaries, Bulk Nordic Odyssey (MI) Corp., and Bulk Nordic Orion (MI) Corp. for the purpose of transferring ownership of the m/v Nordic Odyssey and m/v Nordic Orion to these companies respectively. On January 21, 2021 NBHC formed four new wholly owned subsidiaries, Bulk Nordic Oasis (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., and Bulk Nordic Oshima (MI) Corp. for the purpose of transferring ownership of the m/v Nordic Oasis, m/v Nordic Odin, m/v Nordic Olympic and m/v Nordic Oshima to these companies respectively.

•Venture Logistics NL Inc. ("VLNL") - a corporation that was duly organized m/v in Newfoundland and Labrador, Canada on October 19, 2018. VLNL was established for the purpose of owning and operating a deck barge. At December 31, 2023 the Company had a 50% ownership interest in VLNL with the other 50% ownership interest owned by the independent third-party.

•Nordic Bulk Partners LLC. (“NBP”) – a corporation that was duly organized under the laws of the Marshall Island. NBP was established in September 2019 for the purpose of providing funding to Bulk Seven, Bulk Eight, Bulk Nine, and Bulk Ten for the construction of four newbuilding vessels and subsequently at completion and delivery of the newbuilding vessels owning Bulk Seven, Bulk Eight, Bulk Nine, and Bulk Ten. Bulk Seven, Bulk Eight, Bulk Nine and Bulk Ten are corporations that were duly organized under the laws of the Marshall Islands in September 2019 for the purpose of constructing and owning Post-Panamax newbuilding vessels named m/v Nordic Nuluujaak, m/v Nordic Qinngua, m/v Nordic Sanngijuq and m/v Nordic Siku, respectively, the four newbuilding vessels were delivered in 2021. At December 31, 2023 the Company had a 50% ownership interest in NBP with the other 50% ownership interest owned by the independent third-party.

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

Costs incurred in fulfillment of a contract that meet certain criteria are deferred and recognized when or as the related performance obligations are satisfied. The contract fulfillment costs consist primarily of the fuel consumption that is incurred by the Company from the latter of the end of the previous vessel employment and the contract date until the arrival at the loading port in addition to any port expenses incurred prior to arrival at the load port, as well as any charter hire expenses for third party vessels that are chartered-in. The fuel consumption and any port expenses incurred prior to arrival at the load port during this period are capitalized and recorded in Bunker inventory and Advance hire, prepaid expenses and other current assets, respectively in the Consolidated Balance Sheets and are amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and expensed as part of Voyage expense. As of December 31, 2023 and 2022, the Company recognized $2.0 million and $2.3 million, respectively, of deferred costs which represents bunker expenses and charter hire expenses incurred prior to commencement of loading. These costs are recorded in Advance hire, prepaid expenses and other current assets in the Consolidated Balance Sheet and are expensed as part of Voyage expense and Charter hire expense. Similarly, for any third party vessels that are chartered-in, the charter hire expenses during this period are capitalized and recorded in Advance hire, prepaid expenses and other current assets in the Consolidated Balance Sheets and are expensed as part of Charter hire expense.

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

Assets and liabilities related to our voyage contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. Contract assets also include accounts receivable for amounts billed and currently due from customers, which are reported at their net estimated realizable value. The Company maintains reserves against its accounts receivable for potential credit losses, which were immaterial for the years ended December 31, 2023 and 2022, respectively. Other contract assets include accrued receivables which arise when revenue is recognized in advance of billing for certain voyage contracts and hire paid to ship-owners in advance. Contract liabilities consist of deferred revenue which arises when amounts are billed to or collected from customers in advance of revenue recognition and are recognized within twelve months of the balance sheet date.

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

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations for our contracts that had an original expected duration of less than one year.

Deferred Revenue

Billings for services for which revenue is not recognized in the current period are recorded as deferred revenue. Deferred revenue recognized in the accompanying consolidated balance sheets is expected to be realized within twelve months of the balance sheet date. All deferred revenue recorded on the consolidated balance sheets as of December 31, 2022 and December 31, 2021 was recognized during 2023 and 2022, respectively.

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

Terminal & Stevedore Expenses

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

At December 31, 2023, two customers collectively represented 57% of the Company’s trade accounts receivable, one accounted for 35% and the other accounted for 22%. At December 31, 2022, there were two customers that accounted for 37% of the Company’s trade accounts receivable, one accounted for 21% and the other accounted for 16%.

At December 31, 2023, twenty-seven customers in the United States, and three customers in Canada, account for 70% of accounts receivable. At December 31, 2022, fourteen customers in the United States, four customers in Canada, fifteen customers in Singapore, and one customer in Barbados accounted for 68% of accounts receivable.

For the year ended December 31, 2023, the Company had three countries that accounted for at least 10% of revenue; the United States (thirty-nine representing 29%), Canada (four representing 15%), and The United Kingdom (thirteen representing 12%). For the year ended December 31, 2022, the Company had one country that accounted for at least 10% of revenue; the United States (twenty-seven representing 25%).

For the year ended December 31, 2023, two customers accounted for 10% or more of total revenue. For the year ended December 31, 2022, one customer accounted for 10% or more of total revenue.

Cash and Cash Equivalents

Cash comprises cash on hand. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash, are subject to an insignificant risk of change in value, and have original maturities of three months or less.

Allowance for Credit Losses

The Company provides a specific reserve for significant outstanding accounts that are considered potentially uncollectible in whole or in part. In addition, the Company’s policy based on experience is to establish a reserve equal to approximately 25% of accounts receivable balances that are 90-360 days past due and approximately 50% of accounts receivable balances that are 360 or more days past due, and which are not otherwise reserved. The reserve estimates are adjusted as additional information becomes available, or as payments are made. At December 31, 2023 and 2022, the Company has provided an allowance for credit losses of $5,657,837 and $4,367,848 respectively, for amounts that are not expected to be fully collected. The provision for credit losses was $2,938,879 in 2023 and $2,377,389 in 2022. In 2023, the Company had write-offs totaling $1,648,890 as these amounts were deemed uncollectible. In contrast, there were no write-offs for the Company in 2022.

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

At December 31, advance hire, prepaid expenses and other current assets were comprised of the following:

	2023	2022
Advance hire	$2,509,313	$3,491,835
Prepaid expenses	7,072,634	4,777,648
Accrued receivables	5,777,596	7,721,500
Cash margin on deposit	3,751,257	3,239,947
Derivative assets	3,384,137	4,892,144
Other current assets	5,845,309	4,143,757
Total	$28,340,246	$28,266,831

Other Non-current Assets

At December 31, other non-current assets were comprised of the following:

Name	2023	2022
Intangible Assets - Note 15: Acquisitions	$1,777,063	$—
Investment in Seamar Managements S.A.	706,655	598,725
Investment in Pangaea Logistics Solutions (US) LLC	1,667,093	3,954,605
Investment in Narragansett Bulk Carriers (US) Corp	519,975	234,141
Other investments	919,509	496,656
Total	$5,590,295	$5,284,127

Vessels and Depreciation

Vessels are stated at cost, which includes contract price and acquisition costs. Significant improvements to vessels are capitalized; maintenance and repairs that do not improve or extend the lives of the vessels are expensed as incurred. Depreciation is provided using the straight-line method over the remaining estimated useful lives of the vessels (excluding the time a vessel is in dry dock), based on cost less salvage value. Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate of $300 per ton, which was determined by reference to quoted rates and is reviewed annually. The Company estimates the useful life of its vessels to be 25 years to 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of the current fleet are 11 - 23 years. The Company does not incur depreciation expense when vessels are taken out of service for dry docking.

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

In both the first and fourth quarters of 2023, the Company identified triggering events associated with the sale of vessels, where the carrying value exceeded their fair value. On January 18, 2023, the Company entered into a memorandum of agreement to sell the m/v Bulk Newport for $8.9 million in net consideration after brokerage commissions, resulting in a recorded loss on sale of $1.2 million in the first quarter of 2023. Similarly, on October 17, 2023, the Company signed a memorandum of agreement to sell the m/v Bulk Trident for $9.5 million in net consideration after brokerage commissions, resulting in a loss on sale of $0.6 million in the fourth quarter of 2023.

The Company conducted an impairment analysis on each asset group and determined that the estimated undiscounted future cash flows exceeded their carrying amounts. Therefore, no additional loss on impairment was recognized. Also the Company concluded that no other triggering event had occurred during the remaining period of the 2023 which would require impairment testing.

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

The components of net debt issuance costs and bank fees, which are included in secured long-term debt on the consolidated balance sheets are as follows:

	December 31,
	2023	2022
Debt issuance costs and bank fees paid to financial institutions	$7,599,543	$7,627,351
Less: accumulated amortization	(4,109,086)	(3,162,492)
Unamortized debt issuance costs and bank fees	$3,490,457	$4,464,859

Amortization included in interest expense	$946,593	$1,005,487

Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	December 31,
	2023	2022
Accounts payable	$6,277,693	$9,979,451
Accrued expenses	14,038,418	11,795,973
Bunkers suppliers	4,393,533	6,526,725
Charter hire payable	8,112,701	9,337,941
Other accrued liabilities	3,013,917	914,041
Total	$35,836,262	$38,554,131

Taxation

Changes to Bermuda tax policies may impact our financial position. Under current Bermuda law, we are not subject to tax on income, profits, withholding, capital gains or capital transfers. Furthermore, we obtained from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 (as amended) (the “EUTP Act”) an assurance that, in the event Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of the tax will not be applicable to us or our operations or to our ordinary shares, debentures or other obligations except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by us in respect of real property owned or leased by us in Bermuda until March 31, 2035. As a result of changes made to the EUTP Act by the CIT Act (as defined below), this assurance has been made subject to the application of any taxes pursuant to the CIT Act, as described further below.

In the 2023 Budget, the Bermuda government announced the formation of an International Tax Working Group consisting of specialists in international tax matters and representatives of various bodies whose members may be directly impacted by such to examine how Bermuda can appropriately implement the Global Minimum Tax initiative. The Working Group reported its findings and provided recommendations to the Bermuda Government in July 2023. The Bermuda Government subsequently issued three public consultation papers as part of its considerations on the introduction of a corporate income tax in Bermuda, on August 8, 2023, October 5, 2023 and November 10, 2023. On December 15, 2023, the Bermuda House of Assembly passed the Corporate Income Tax Act, 2023 (the “CIT Act”) which was also passed by the Senate on December 18, 2023 and will become fully operative with respect to the imposition of corporate income tax on January 1, 2025.

Under the CIT Act, Bermuda corporate income tax will be chargeable in respect of fiscal years beginning on or after January 1, 2025 and will apply only to Bermuda entities that are part of MNE groups with EUR 750 million or more in annual revenues in at least two of the four fiscal years immediately preceding the fiscal year in question (“Bermuda Constituent Entity Group”). Where corporate income tax is chargeable to a Bermuda Constituent Entity Group, the amount of corporate income tax chargeable for a fiscal year shall be (1) 15% of the net taxable income of the Bermuda Constituent Entity Group less (2) tax credits applicable to the Bermuda Constituent Entity Group under Part 4 of the CIT Act, or as prescribed. The CIT Act introduces certain “qualified refundable tax credits” which are set to be developed during 2024 to incentivize companies to support Bermuda residents through investments in key areas such as education, healthcare, housing, and other projects to help develop Bermuda’s workforce. Bermuda will continue to monitor further developments around the world as other jurisdictions address the OECD’s standards.

The imposition of a Bermuda corporate income tax could, if applicable to the Company (or any Bermuda incorporated subsidiary of the Company), have a material adverse effect on the Company’s financial condition and results of operations.

Pangaea Denmark, a wholly-owned subsidiary of the Company, is subject to a Danish tonnage tax. Pangaea Denmark is not taxed on the basis of their actual income derived from their business but on an alternative income determination based on the net tons carrying capability of their fleet. As the tax is not determined based on taxable income, Pangaea Denmark’s tax expense of approximately $417,000 and $443,000 is included within voyage expenses in the accompanying consolidated statements of income as of December 31, 2023 and 2022, respectively.

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

The earnings from shipping operations of the Company are not subject to U.S. or foreign income taxation. However, due to the U.S. based terminal acquisitions that occurred in June 2023, the company's operations within these terminals is subjected to U.S. income taxation from its US-based operations. On June 1, 2023, the Company acquired two port terminal operations, one in Baltimore, Maryland and the other in Ft. Lauderdale, Florida. These acquisitions expanded the Company's income that is subject to United States taxes on fully consolidated companies. Consequently, the Company continues to record income tax benefit or expense and deferred tax assets or liabilities for the year ended December 31, 2023 and December 31, 2022, which were immaterial for both periods.

Where required, the Company complies with income tax filings in its various jurisdictions of operations. As of December 31, 2023 and 2022, the Company is not subject to U.S. federal or foreign examinations by tax authorities for years before 2018.

Restricted Common Share Awards

Compensation cost of restricted share awards is measured using the grant date fair value of the Company's common shares, as quoted on the Nasdaq Capital Market, multiplied by the total number of shares granted with no forfeiture rate applied. Compensation cost is amortized according to the vesting period indicated in the grant agreement. Total compensation cost recognized during the years ended December 31, 2023 and 2022 is $2,087,807 and $1,767,726, respectively, which is included in general and administrative expenses in the consolidated statements of income.

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

Derivatives and Hedging Activities

The Company accounts for derivatives in accordance with the provisions of ASC 815, Derivatives and Hedging. The Company uses interest rate swaps to reduce market risks associated with its operations, principally changes in variable interest rates on its bank debt. Additionally, the Company uses forward freight agreements to protect against changes in charter rates and bunker (fuel) swaps to protect against changes in fuel prices. The Company’s interest rate swaps, forward freight agreements (FFAs) and bunker swaps have not qualified for hedge accounting treatment. As such, unrealized gains or losses are recognized as a component of Other expense in the Consolidated Statements of Income. Derivative instruments are measured at fair value and are recorded as assets or liabilities.

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

At December 31, 2023, the Company has six fully fixed rate debt facilities. At December 31, 2022, the Company has five fully fixed rate debt facilities and one facility which was fixed in part. The aggregate carrying amounts and fair values of the long-term debt associated with the fixed rate borrowing arrangements are as follows:

	December 31,
	2023	2022
Carrying amount of fixed rate long-term debt	$100,251,477	$113,589,539
Fair value of fixed rate long-term debt	$92,792,065	$103,455,979

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

At December 31, 2023, the Company had ten vessels chartered to customers under time charters that contain leases. These 10 leases varied in original length from 21 days to 180 days. At December 31, 2023, lease payments due under these arrangements totaled approximately $12,525,000 and each of the time charters were due to be completed in one hundred eighty days or less.

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

Adoption of the lessee provisions of this guidance did not have a material impact on the Company's consolidated financial statements because the Company does not have any vessels chartered in (operating leases) for longer than one year and the practical expedient relating to leases with terms of 12 months or less was elected. Furthermore, the Company's finance lease right of use assets and finance lease liabilities were referred to as "assets under finance lease" and "obligations under finance leases" in prior period financial statements, but no other changes resulted from adoption of the standard. In addition, the Company has four non-cancelable office leases and non-cancelable office equipment leases and the lease assets and liabilities are not material.

Recently issued accounting standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, the Company evaluates the pronouncements to determine the potential effects of adoption on our consolidated financial statements.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amends the existing segment reporting guidance (ASC Topic 280 — Segment Reporting (“ASC 280”)) to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items by reportable segment and a description of its composition, the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, companies with a single reporting segment will have to provide all of the disclosures required by ASC 280, including the significant segment expense disclosures.
The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of our pending adoption of this standard on its financial statement disclosures.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	December 31, 2023	December 31, 2022
Money market accounts – cash equivalents	$38,556,005	$33,689,361
Time deposit accounts - cash equivalents (1)	10,206,500	46,000,000
Cash (2)	50,275,361	48,695,245
Total cash and cash equivalents	$99,037,866	$128,384,606

(1) It consists of cash deposits at various major banks with interest rates ranging from 5.48% to 5.69%.
(2) It consists of cash deposits at various major banks.

As of December 31, 2023 and December 31, 2022, we held cash and cash equivalents in the following subsidiaries:

Cash and cash equivalents	December 31, 2023	December 31, 2022
Pangaea (1)	$81,652,679	$85,398,332
NBHC (2)	11,948,547	34,718,529
NBP and Deck Barge (3)	5,436,640	8,267,745
Total cash and cash equivalents	$99,037,866	$128,384,606

(1) Held by 100% owned Pangaea consolidated subsidiaries
(2) Held by a 67% owned Pangaea consolidated subsidiary
(3) Held by a 50% owned Pangaea consolidated subsidiary

NOTE 5 - VARIABLE INTEREST ENTITIES

The Company has evaluated all of its wholly and partially-owned entities, as well as entities with common ownership or other relationships, pursuant to ASC 810. A summary of the Company’s consolidation policy is provided in Note 3. The Company has concluded that Bulk Trident, Bulk Phoenix, Bulk Freedom, Bulk Pride, Bulk PODS, Bulk Spirit, Bulk Independence, Bulk Friendship, Bulk Courageous, Bulk Valor, Bulk Promise, Phoenix Bulk 25, Bulk Sachuest, Bulk Prudence, NBV, Long Wharf, NBHC, BVH, NBP, FVL, VBC, VNLN and Pangaea Logistics Solutions (US) LLC are the VIEs at December 31, 2023. The Company has concluded that Bulk Pangaea, Bulk Trident, Bulk Phoenix, Bulk Freedom, Bulk Pride, Bulk PODS, Bulk Spirit, Bulk Independence, Bulk Friendship, Bulk Courageous, Bulk Valor, Bulk Promise, Phoenix Bulk 25, Bulk Sachuest, NBV, Long Wharf, NBHC, BVH, NBP, FVL, VBC, and VNLN are the VIEs at December 31, 2022. We consolidate a VIE when we have a variable interest in an entity for which we are the primary beneficiary such that we have (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. The results of operations and financial position of these VIEs are included in our consolidated financial statements.

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows:

(Dollars in millions, figures may not foot due to rounding)	December 31, 2023
	Ship-owning (1)	NBHC	NBV	Long Wharf	VLNL	NBP	PANL US
Total assets	$100.3	$96.5	$53.3	$1.9	$0.6	$144.1	$3.2
Total liabilities	$101.6	$50.4	$22.9	$1.9	$0.1	$135.6	$1.1
Total stockholders' (deficit)/equity	$(1.3)	$46.2	$30.3	$—	$0.6	$8.5	$2.2
Non-controlling interest (2)	$—	$45.3	$—	$—	$1.1	$—	$—

	December 31, 2022
(Dollars in millions, figures may not foot due to rounding)	Ship-owning (1)	NBHC	NBV	Long Wharf	VLNL	NBP	PANL US
Total assets	$116.6	$128.1	$62.3	$1.9	$0.5	$152.0	$—
Total liabilities	$123.4	$57.8	$30.2	$1.9	$—	$143.9	$—
Total stockholders' (deficit)/equity	$(6.8)	$70.3	$32.1	$—	$0.5	$8.1	$—
Non-controlling interest (2)	$—	$53.3	$—	$—	$1.2	$—	$—

(1)Includes all wholly-owned subsidiaries, refer to Note 2 "Nature of Organization" for additional information.
(2)Non-controlling interest is held by third parties.

NOTE 6 - FIXED ASSETS

At December 31, fixed assets consisted of the following:

	2023	2022
Vessels and vessel upgrades	$576,153,211	$565,107,408
Capitalized dry docking	18,408,282	15,409,851
	594,561,493	580,517,259
Accumulated depreciation and amortization	(124,477,977)	(106,652,852)
Vessels, vessel upgrades and capitalized dry docking, net	470,083,516	473,864,407

Land and building	2,571,585	2,541,085
Computers, equipment and internal use software	4,147,346	2,311,076
Other fixed assets	6,718,931	4,852,161
Accumulated depreciation	(2,537,276)	(2,191,816)
Other fixed assets, net	4,181,655	2,660,345

Total fixed assets, net	$474,265,171	$476,524,752

At December 31, vessels under finance leases consisted of the following:

	2023	2022
Vessels under finance lease	$40,933,207	56,061,223
Accumulated depreciation and amortization	(10,539,384)	(12,139,654)

Vessels under finance lease, net	$30,393,823	$43,921,569

The net carrying value of the Company’s fleet consists of the following:

	December 31,
	2023	2022
Owned vessels
m/v NORDIC ODYSSEY (1)	18,949,524	20,685,092
m/v NORDIC ORION (1)	19,789,942	21,406,429
m/v NORDIC OSHIMA (1)	22,938,264	24,292,108
m/v NORDIC OLYMPIC (1)	23,306,330	24,627,857
m/v NORDIC ODIN (1)	23,411,836	24,726,033
m/v NORDIC OASIS (1)	24,853,935	26,232,723
m/v NORDIC NULUUJAAK (2) (4)	36,088,312	37,518,857
m/v NORDIC QINNGUA (2) (4)	36,018,502	37,428,322
m/v NORDIC SANNGIJUQ (2) (4)	35,623,004	37,000,230
m/v NORDIC SIKU (2) (4)	36,009,984	37,393,171
m/v BULK ENDURANCE	21,859,034	23,106,438
m/v BULK PRUDENCE	26,533,530	—
m/v BULK COURAGEOUS (4)	15,145,246	15,755,839
m/v BULK CONCORD (4)	18,965,726	19,394,966
m/v BULK NEWPORT	—	10,211,578
m/v BULK FREEDOM	8,150,075	7,464,118
m/v BULK PRIDE	11,194,335	12,174,942
m/v BULK SPIRIT (4)	12,970,111	11,703,170
m/v BULK SACHUEST	16,487,253	17,188,278
m/v BULK INDEPENDENCE	13,752,517	14,879,681
m/v BULK FRIENDSHIP (4)	12,810,712	13,680,578
m/v BULK VALOR	16,434,083	17,106,444
m/v BULK PROMISE	16,970,026	17,619,467
MISS NORA G. PEARL (3)	1,821,235	2,268,086
	$470,083,516	$473,864,407
Other fixed assets, net	4,181,655	2,660,345
Total fixed assets, net	$474,265,171	$476,524,752

Vessels under finance lease (4)
m/v BULK XAYMACA	11,623,719	13,082,596
m/v BULK DESTINY	$18,770,104	$19,814,777
m/v BULK TRIDENT	—	11,024,196
	$30,393,823	$43,921,569

(1)Vessels are owned by NBHC, a consolidated joint venture in which the Company has a two-third ownership interest at December 31, 2023         and December 31, 2022.

(2)Vessels are owned by NBP, a consolidated joint venture in which the Company has a 50% ownership interest at December 31, 2023 and 2021.

(3)Barge is owned by a 50% owned consolidated subsidiary.

(4)Refer to Note 10, "Finance Leases," of our Financial Statements for additional information related to the vessels under finance lease.

The Company capitalized dry-docking costs on three vessels in 2023 and four vessels in 2022. The amortization period of the capitalized dry docking costs is within the remaining useful life of these vessels and is amortized over the estimated period to next drydocking. The Company capitalized drydocking costs totaling $4.2 million and $6.0 million in the twelve months ended December 31, 2023 and 2022, respectively. These costs are recorded in Fixed assets, net or Finance lease right of use assets, net in the Consolidated Balance Sheets.

NOTE 7 - MARGIN ACCOUNTS, DERIVATIVES AND FAIR VALUE MEASURES

Margin Accounts

During December 31, 2023 and 2022, the Company was party to forward freight agreements and fuel swap contracts in order to mitigate the risk associated with volatile freight rates and fuel prices. Under the terms of these contracts, the Company is required to deposit funds in margin accounts if the market value of the hedged item declines. The funds are required to remain in margin accounts as collateral until the market value of the items being hedged return to preset limits. The margin accounts are included in advance hire, prepaid expenses and other current assets in the consolidated balance sheets at December 31, 2023 and 2022.

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

Interest rate cap

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract. In January 2020, the Company entered into four interest rate cap contracts with total notional amount of $115.04 million as of December 31, 2023 at a cost of $628,000 to mitigate the risk associated with increases in interest rates on our sale and lease back financing arrangements of the four new-building vessels. In the event that the three-month SOFR rate rises above the applicable strike rate of 3.51%, the Company would receive quarterly payments related to the spread difference. These interest rate cap agreements do not qualify for hedge accounting treatment.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	12/31/2023	12/31/2022	Balance Sheet Location	12/31/2023	12/31/2022
Margin accounts (1)	Other current assets	$3,751,257	$3,239,947	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$—	$—	Other current liabilities	$1,217,820	$164,787
Fuel swap contracts (2)	Other current assets	$—	$—	Other current liabilities	$523,233	$158,926
Interest rate cap (2)	Other current assets	$3,384,137	$4,892,144	Other current liabilities	$—	$—

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the twelve months ended December 31, 2023 and 2022:

	Unrealized gain (loss) on derivative instruments
	For the year ended December 31,
Derivative instruments	2023	2022
Forward freight agreements	$(1,053,033)	$(2,284,368)
Fuel Swap Contracts	$(364,307)	$(1,206,679)
Interest rate cap	$(1,508,007)	$4,173,370

The estimated fair values of the Company’s forward freight agreements and fuel swap contracts are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.

NOTE 8 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2022	Activity	December 31, 2023
Included in accounts payable and accrued expenses on the consolidated balance sheets:
Trade payables due to Seamar (i)	$1,643,806	$(153,746)	$1,490,060

i.Seamar Management S.A. ("Seamar") Seamar Management S.A. ("Seamar") is a joint venture of which the Company owns 51% at December 31, 2023 and 2022.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operation of some of the Company’s owned vessels. During the years ended December 31, 2023 and 2022, the Company incurred technical management fees of $3,328,800 and $3,280,920 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at December 31, 2023 and 2022, (including amounts due for vessel operating expenses), were $1,490,060 and $1,643,806, respectively.

NOTE 9 - SECURED LONG-TERM DEBT

Long-term debt consists of the following:

	December 31, 2023	December 31, 2022	Interest Rate (%) (1)	Maturity Date
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	$12,512,080	$14,395,409	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3)	39,800,000	44,600,000	3.38%	June 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (4)
–Bulk Nordic Six Ltd. - Tranche A (2)	9,033,325	10,099,993	4.39%	May 2024
–Bulk Nordic Six Ltd. - Tranche B	—	2,070,000	—%	Paid in full in January 10, 2023
–Bulk Pride - Tranche C (2)	1,900,000	3,000,000	5.39%	May 2024
–Bulk Independence - Tranche E (2)	9,500,000	10,500,000	3.54%	May 2024
Bulk Valor Corp. Loan and Security Agreement (2)	10,087,642	11,424,507	3.29%	June 2028
Bulk Promise Corp. (2)	9,685,334	11,069,630	5.45%	October 2027
Bulk Sachuest (2)	7,733,094	8,500,000	6.19%	October 2029
109 Long Wharf Commercial Term Loan	—	374,466	—%	Paid in full in January 24, 2023
Total	$100,251,475	$116,034,005
Less: unamortized bank fees (5)	(1,053,440)	(1,431,736)
	$99,198,035	$114,602,269
Less: current portion	(30,751,726)	(15,782,530)
Secured long-term debt, net	$68,446,309	$98,819,739

(1)As of December 31, 2023.
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

The loan is secured by a first preferred mortgage on the m/v Nordic Odyssey and m/v Nordic Orion, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. As of December 31, 2023 and 2022 the Company was in compliance with its financial covenants.

Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., and Bulk Nordic Oasis (MI) Corp. Facility Agreement dated April 26, 2021

On April 26, 2021, NBHC entered into a new Senior Secured Term Loan Facility with two new lenders. The agreement advanced $53.0 million in respect of the m/v Nordic Oshima, m/v Nordic Olympic, m/v Nordic Odin and m/v Nordic Oasis. The agreement requires repayment of the advance in 24 equal quarterly principal installments of $1,200,000 beginning on June 15, 2021 and a balloon payment of $24,200,000 due in March 2027. Interest on this advance is fixed at 3.38% effective May 5, 2021. The Loan is secured by a first lien on m/v Nordic Bulk Oshima, m/v Nordic Bulk Odin, m/v Nordic Bulk Olympic and m/v Nordic Bulk Oasis. The Company used a portion of the proceeds of the loan to repay the outstanding balance of $51.5 million for the Nordic Oshima, Nordic Odin, Nordic Olympic and Nordic Oasis loan facilities which was set to mature on October 1, 2021. As of December 31, 2023 and 2022 the Company was in compliance with its financial covenants.

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

Bulk Endurance Tranche A and B
The amended agreement advanced $19,500,000 in respect of the m/v Bulk Endurance on January 7, 2017, in two tranches. The agreement requires repayment of Tranche A, totaling $16,000,000, in three equal quarterly installments of $100,000 beginning on April 7, 2017 and 27 equal quarterly installments of $266,667. A balloon payment of $8,766,658 is due with the final installment in May 2024, resulting in its reclassification to the current portion of long-term debt. Interest on this advance was fixed at 3.69% through March 2021, fixed at 4.39% through December 2021, and fixed at 3.46% thereafter. The agreement also advanced $3,500,000 under Tranche B, which is payable in 28 equal quarterly installments of $65,000 beginning on September 27, 2017, and a balloon payment of $1,745,000 due with the final installment in May 2024. Interest on this advance is floating at LIBOR plus 1.70% (3.63% at December 31, 2022) through March 2021, and thereafter at LIBOR plus 2.4%. The loan was repaid in full on January 10, 2023.

Bulk Pride Tranche C and D

The amended agreement advanced $10,000,000 in respect of the m/v Bulk Pride on December 21, 2017, in two tranches. The agreement requires repayment of Tranche C, totaling $8,500,000, in 26 equal quarterly installments of $275,000 beginning in March 2018 and a balloon payment of $1,350,000 due with the final installment in May 2024, resulting in its reclassification to the current portion of long-term debt. Interest on this advance was fixed at 4.69% through March 2021, fixed at 5.39% through December 2021, and fixed at 3.6% thereafter. The agreement also advanced $1,500,000 under Tranche D, which is payable in 4 equal quarterly installments of $375,000 beginning in September 2018. Tranche D was fully repaid in June 2019.

Bulk Independence Tranche E

The amended agreement advanced $14,000,000 under Tranche E in respect of the m/v Bulk Independence on May 13, 2019, which requires repayment of 20 equal quarterly installments of $250,000 beginning in September 2019 and a balloon payment of $9,000,000 due with the final installment in May 2024, resulting in its reclassification to the current portion of long-term debt. Interest on this advance was fixed at 3.48% through March 31, 2020, fixed at 2.84% through December 31, 2021 and fixed at 3.54% thereafter.

The loan is secured by first preferred mortgages on the m/v Bulk Endurance, the m/v Bulk Pride and the m/v Bulk Independence, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. Additionally, the agreement contains a minimum liquidity requirement, positive working capital of the borrower and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2023 and 2022, the Company was in compliance with these covenants.

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

109 Long Wharf Commercial Term Loan
Initial amount of $1,096,000 entered into on May 27, 2016. The Long Wharf Construction to Term Loan was repaid from the proceeds of this new facility. The loan is payable in 120 equal monthly installments of $9,133. Interest is floating at the 30 day LIBOR plus 2.00%. The loan is collateralized by all real estate located at 109 Long Wharf, Newport, RI, and a corporate guarantee of the Company. The loan contains a maximum loan to value covenant and a debt service coverage ratio. The loan was repaid in full on January 25, 2023. At December 31, 2022, the Company was in compliance with these covenants.

The Bulk Valor Corp. Loan Agreement -- Dated June 17, 2021

The agreement advanced $13,350,000 in respect of the m/v Bulk Valor on June 17, 2021. The agreement requires repayment of the loan in 28 quarterly installments commencing on September 17, 2021. A balloon payment of $3,500,000 is due on June 17, 2028. Interest on this advance is fixed at 3.29%. The loan is secured by a first preferred mortgage on the m/v Bulk Valor, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. As of December 31, 2023 and 2022 the Company was in compliance with its financial covenants.

The Bulk Promise Corp. Loan Agreement -- Dated July 12, 2021

The agreement advanced $12,800,000 in respect of the m/v Bulk Promise on July 7, 2021. The agreement requires repayment of the loan in 24 quarterly installments of $346,074 commencing on October 15, 2021. A balloon payment of $4,494,224 is due on October 15, 2027. Interest on this advance was fixed at 5.45% on July 15, 2022 through maturity. Interest on this advance was floating at three-month LIBOR plus 2.30% prior to July 15, 2022. The loan is secured by a first preferred mortgage on the m/v Bulk Promise, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. As of December 31, 2023 and 2022 the Company was in compliance with its financial covenants.

The Bulk Sachuest Corp. Loan Agreement -- Dated October 13, 2022

The agreement advanced $8,500,000 in respect of the m/v Bulk Sachuest on October 13, 2022. The agreement requires repayment of the loan in 27 quarterly installments commencing on January 13, 2023. A balloon payment is due on October 13, 2029. Interest on this advance is fixed at 6.19%. The loan is secured by a first preferred mortgage on the m/v Bulk Sachuest, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. As of December 31, 2023 and 2022 the Company was in compliance with its financial covenants.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
2024	$30,751,726
2025	10,476,019
2026	10,638,024
2027	39,955,014
2028	5,322,454
Thereafter	3,108,240
$100,251,477

NOTE 10 - FINANCE LEASES

At December 31, 2023, the Company's fleet includes three vessels (Bulk Xaymaca, Bulk Destiny, and Bulk Trident) financed under sale and leaseback financing arrangements accounted for as finance leases in accordance with ASC 840, prior to adoption of ASC 842 on January 1, 2019. Bulk Spirit, Bulk Friendship, Bulk Courageous, Bulk Concord, Nordic Nuluujaak, Nordic Qinngua, Nordic Sanngijuq and Nordic Siku are under finance leases in accordance with ASC 842. These leases are secured by the assignment of earnings and insurances and by guarantees of the Company. The Company will own these vessels at the end of lease term.

Bulk Trident Bareboat Charter Agreement dated June 7, 2018

The selling price of the m/v Bulk Trident was $13.0 million and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The lessor has transitioned from 3-month LIBOR to 3-month SOFR starting from July 1, 2023. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. The Company will own this vessel at the end of the lease term. On October 6, 2023, the Company exercised its purchase option on the m/v Bulk Trident lease for approximately $4.6 million, and the transaction was completed on November 14, 2023.

Bulk PODS Bareboat Charter Agreement dated August 1, 2018

The selling price of the m/v Bulk PODS was $14.8 million and the fair value was estimated to be the same. The Company simultaneously leased the vessel back from the buyer. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the eight-year lease term. The lessor has transitioned from 3-month LIBOR to 3-month SOFR starting from July 1, 2023. The Company has the option to purchase the vessel at the end of the third year of the lease or thereafter, or in the case of default by the lessor, at any time during the lease term. Interest is floating at SOFR plus 1.96% (7.33% including the margin, at December 31, 2023). The Company will own this vessel at the end of the lease term. The m/v Bulk Pods was renamed to m/v Bulk Xaymaca in February of 2022.

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

Bulk Nordic Five Ltd. Amendment and Restatement of Bareboat Charter Agreement dated July 1, 2021

On July 6, 2021, the Company, through its wholly owned subsidiary, Bulk Nordic Five Ltd., and the existing lender agreed to amend and restate the original Bareboat Charter dated October 27, 2016. The amended agreement extends the lease maturity date to April 2028 with a purchase obligation of $6.95 million. The Company also fixed the interest rate through maturity at 3.97%. The bareboat charter party is secured by a first preferred mortgage on the m/v Bulk Destiny, the assignment of earnings, insurances and requisite compensation of the entity, and by guarantees of its shareholders. The Company will own this vessel at the end of the lease term. The lease contains a minimum liquidity requirement, positive working capital of the lessee and a collateral maintenance ratio clause which requires the fair market value of the vessel plus the net realizable value of any additional collateral previously provided, to remain above defined ratios. At December 31, 2023 and 2022, the Company was in compliance with these covenants.

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

The lease agreements obligate the Company to sell the vessels upon completion of construction at the lesser of approximately $32 million or 85% of fair market value at closing. Following the sales, the Company was obligated to charter the vessels from the buyer under a bareboat charter for a period of 15 years from the date of delivery with a fixed purchase price of $2.5 million each at the end of lease term. The minimum lease payments fluctuate based on three-month LIBOR and are payable monthly over the fifteen-year lease term. The lessor has transitioned from 3-month LIBOR to 3-month SOFR starting from July 1, 2023. Interest is floating at three-month SOFR plus 3.81% (9.16% including the margin, at December 31, 2023). The Company has the option to purchase these vessels starting in year 5 at 101% of then outstanding principal. These leases are secured by the assignment of earnings and insurances and by a guarantee of the Company.

Finance lease consists of the following as of December 31, 2023:

	December 31, 2023	December 31, 2022	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk PODS Ltd.	$4,763,020	$6,606,770	7.33%	December 2027
Bulk Trident Ltd. (4)	—	5,551,836		Paid in full in November 14, 2023
Bulk Spirit Ltd.	7,486,979	8,627,604	5.10%	February 2027
Bulk Nordic Five Ltd. (2)	11,595,861	13,142,885	3.97%	April 2028
Bulk Friendship Corp. (2)	8,471,002	9,507,875	5.29%	September 2024
Bulk Nordic Seven LLC (3)	28,482,063	30,100,318	7.06%	May 2036
Bulk Nordic Eight LLC(3)	28,473,392	30,088,514	7.06%	June 2036
Bulk Nordic Nine LLC(3)	28,591,644	30,163,750	7.06%	September 2036
Bulk Nordic Ten LLC(3)	28,712,632	30,276,595	7.06%	November 2036
Bulk Courageous Corp. (2)	9,000,000	10,200,000	3.93%	April 2028
Phoenix Bulk 25 Corp. (2)	12,097,410	13,645,990	4.67%	February 2029
Total	$167,674,003	$187,912,137
Less: unamortized issuance costs, net	(2,437,012)	(3,033,123)
	$165,236,991	$184,879,014
Less: current portion	(21,970,124)	(16,365,075)
Secured long-term debt, net	$143,266,867	$168,513,939

(1)As of December 31, 2023 including the effect of interest rate cap if any.
(2)Interest rates on the loan facilities are fixed.
(3)The Company entered into an interest rate cap through Q2 of 2026 and Q4 2026 which caps the LIBOR rate at 3.25%. On July 31, 2023, the Company transitioned from the LIBOR rate to secured overnight financing rate ("SOFR").
(4)On October 6, 2023, the Company exercised its purchase option on the m/v Bulk Trident lease for approximately $4.6 million, and the transaction was completed on November 14, 2023.

Future minimum lease payments under finance leases with initial or remaining terms in excess of one year at December 31, 2023 were:

Year ending December 31,
2024	$34,985,770
2025	25,366,510
2026	23,877,184
2027	24,796,131
2027	29,434,485
Thereafter	114,985,465
Total minimum lease payments	$253,445,545
Less amount representing interest	85,771,542
Present value of minimum lease payments	167,674,003
Less current portion	(21,970,124)
Less issuance costs	$(2,437,012)
Long-term portion	$143,266,867

NOTE 11 - OTHER LONG-TERM LIABILITIES

In September 2019, the Company entered into an LLC agreement for the formation of NBP, that, at inception is owned 75% by the Company and 25% by an independent third party. NBP was established for the purpose of constructing and owning four new-build ice class post Panamax vessels. The third party has committed to contribute additional funding during the construction phase, which increased their ownership of NBP to 50% at the time of delivery of the new-build ice class post Panamax vessels. The agreement contains both put and call option provisions. Accordingly, the Company may be obligated, pursuant to the put option, or entitled to, pursuant to the call option, to purchase the third party's interest in NBP beginning anytime after September 2026. The put option and call option are at fixed prices which are not significantly different from each other, starting at $4.0 million per vessel on the fourth anniversary from completion and delivery of each vessel and declining to $3.7 million per vessel on or after the seventh anniversary from completion and delivery of each vessel. If neither put nor call option is exercised, the Company is obligated to purchase the vessels from NBP at a fixed price. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has recorded the third party's interest in NBP as a Long term liabilities - Other. The Company took delivery of Nordic Nuluujaak, Nordic Qinngua, Nordic Sanngijuq and Nordic Siku during the second quarter through fourth quarters of 2021, the independent third party made additional contribution of $9.2 million which increased their ownership interest in NBP to 50% at December 31, 2021. As of December 31, 2023, the independent third party retains a 50% ownership interest in NBP. Earnings attributable to the third party’s interest in NBP are recorded in Interest expense, non-controlling interest.

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

The components of Other Long-term Liabilities are as follows:

	12/31/2023	12/31/2022
Beginning Balance	$19,974,390	$17,806,976
Payments to non-controlling interest recorded as long-term liability	(2,500,000)	(2,050,000)
Earnings attributable to non-controlling interest recorded as interest expense	462,150	6,717,414
Reclassification of deferred consideration related to acquisition of non-controlling interest	—	2,500,000
Payments on other long-term liability	—	(5,000,000)
Ending balance	$17,936,540	$19,974,390

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

The Company leases office space for its Singapore operations. In July 2023, the Company renewed its lease for a two year period. At December 31, 2023, the remaining lease term is twenty months.

For the twelve months ended December 31, 2023 and 2022, the Company recognized approximately $0.2 million as lease expense for office leases in General and Administrative Expenses.

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

NOTE 13 - NET INCOME PER COMMON SHARE

The computation of basic net income per share is based on the weighted average number of common stock outstanding for the year ended December 31, 2023 and 2022. Diluted net income per share gives effect to restricted stock awards.

The following table summarizes the calculation of basic and diluted income per share:

	For the Years Ended
	December 31, 2023	December 31, 2022
Net income	$26,323,300	$79,491,413
Weighted Average Shares - Basic	44,773,899	44,398,987
Dilutive effect of restricted stock awards	701,554	660,600
Weighted Average Shares - Diluted	45,475,453	45,059,587
Basic net income per share	$0.59	$1.79
Diluted net income per share	$0.58	$1.76

NOTE 14 - STOCK INCENTIVE PLANS AND NON-CONTROLLING INTEREST

Common stock

The Company has 100,000,000 shares of common stock ($0.0001 par value) authorized, of which 46,466,622 were issued as of December 31, 2023.

Restricted Securities

On August 5, 2022, the Company's shareholders approved an amendment and restatement of the 2014 Plan that was adopted by the Board on May 6, 2022. The PANGAEA LOGISTICS SOLUTIONS LTD. 2014 SHARE INCENTIVE PLAN (as amended and restated by the Board of Directors on May 6, 2022), (the "Amended Plan"), increased the aggregate number of common shares with respect to which awards may be granted under the Amended Plan, such that the total number of shares made available for grant is 6,200,000. As of December 31, 2023, there were 1,362,000 common shares available for grants of awards under the 2014 Incentive Plan.

At December 31, 2023, shares issued to employees under the Amended Plan totaled 3,579,569 after forfeitures. These restricted shares vest at the rate of one-third of the total granted on each of the third, fourth and fifth anniversaries of the vesting commencement date.

Total non-cash compensation cost recognized during the years ended December 31, 2023 and 2022 is $2,087,807 and $1,767,726, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

A summary of activity related to outstanding restricted securities for fiscal years 2023 and 2022 is presented in the table below:

	Restricted Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested shares at December 31, 2021	1,612,859	$2.91
Granted	460,045	$4.09
Vested	(624,573)	$3.42
Forfeited	(81,021)	$3.03
Unvested shares at December 31, 2022	1,367,310	$3.07
Granted	607,111	$5.53
Vested	(536,593)	$3.45
Forfeited	(14,168)	$3.04
Unvested shares at December 31, 2023	1,423,660	$3.97

	Fiscal Years Ended December 31,
	2023	2022
Fair value of restricted shares vested	$3,014,568	$2,690,011
Unrecognized compensation cost for restricted shares	$3,685,460	$2,585,307
Weighted average remaining period to expense restricted shares (years)	3.33	2.92

Dividends

Dividends payable consist of the following:

Dividends payable (1)
Balance at December 31, 2021	$213,765
Accrued dividend	481,693
Paid in cash	(69,280)
Balance at December 31, 2022	626,178
Accrued dividend	668,536
Paid in cash	(148,393)
Balance at December 31, 2023	$1,146,321

(1) Accrued dividends on unvested restricted shares under the Company's incentive compensation plan.

Noncontrolling Interests

Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to NBHC and its wholly-owned shipowning subsidiaries amounts to approximately $45,252,000 and $53,292,000 at December 31, 2023 and 2022, respectively.

Non-controlling interest attributable to VLNL was approximately $1,058,000 and $1,203,000 at December 31, 2023 and 2022, respectively.

NOTE 15 - ACQUISITIONS

On March 24, 2023, the Company signed a Members Interest Purchase Agreement for the acquisition of marine port terminal operations for a purchase price of $7.2 million. On June 1, 2023, the Company completed the acquisition for a total purchase price of $9.3 million including acquired net working capital. Under the terms of the agreement, Pangaea acquired all onshore assets, licenses and business operations related to the sellers terminal operation. This acquisition aims to enhance our logistics capabilities and aligns with our strategic objective of catering to customers beyond the realm of maritime transportation.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$1,772,889
Property, plant and equipment	1,844,100
Goodwill	3,104,800
Other intangible assets	2,251,100
Fair value of net assets acquired, excluding cash and cash equivalents	8,972,889
Cash and cash equivalents	326,888
Fair value of net assets acquired	$9,299,777

NOTE 16 - UNAUDITED QUARTERLY DATA

(Dollars in millions, except share and per share amounts. Figures may not foot due to rounding)	2023				2022
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Revenues:
Voyage revenue	$108.0	$110.5	$127.9	$122.3	$176.3	$173.2	$173.2	$117.3
Charter revenue	5.7	7.1	3.8	7.1	15.4	22.4	11.3	10.6
Terminal & stevedore revenue	—	0.5	3.9	2.5	—	—	—	—
	113.7	118.1	135.6	131.9	191.7	195.6	184.5	127.9
Expenses:
Voyage expense	56.8	54.5	59.1	57.1	65.3	67.9	74.7	54.2
Charter hire expense	22.6	29.1	25.5	33.9	77.7	65.7	50.8	28.2
Vessel operating expenses	13.6	13.2	14.3	14.7	13.2	12.9	15.4	15.4
Terminal & Stevedore Expenses	—	0.4	3.5	1.9	—	—	—	—
General and administrative	5.7	5.9	5.5	5.7	5.3	5.1	5.8	3.9
Depreciation and amortization	7.3	7.1	8.1	7.5	7.3	7.3	7.4	7.5
Loss on impairment of vessels	—	—	—	—	3.0	—	—	—
Loss on sale of vessel	1.2	—	—	0.6	—	0.3	—	—
Total expenses	107.2	110.2	115.9	121.3	171.8	159.2	154.1	109.2
Income from operations	6.5	7.9	19.7	10.6	19.9	36.4	30.4	18.7
Other income (expense):
Interest expense	(4.3)	(4.1)	(4.3)	(4.3)	(3.4)	(3.7)	(4.4)	(4.3)
Interest income	1.0	1.0	0.8	0.7	—	—	0.3	0.6
Income attributable to Non-controlling interest recorded as long-term liability interest expense	0.1	(0.9)	(0.3)	0.6	(1.8)	(1.7)	(2.4)	(0.8)
Unrealized gain (loss) on derivative instruments	(0.4)	(1.3)	4.5	(5.7)	7.5	(3.5)	(4.5)	1.2
Other (expense) income	0.4	0.2	(0.2)	0.3	0.1	0.1	0.3	0.3
Total other income (expense), net	(3.1)	(5.1)	0.5	(8.4)	2.4	(8.7)	(10.7)	(2.9)

Net income	3.4	2.8	20.2	2.2	22.3	27.7	19.6	15.8
Income attributable to noncontrolling interests	0.1	0.1	(1.3)	(1.0)	(2.3)	(2.5)	(1.0)	(0.3)
Net income attributable to Pangaea Logistics Solutions Ltd.	$3.5	$2.8	$18.9	$1.1	$20.0	$25.2	$18.7	$15.5

Earnings (loss) per common share:
Basic	$0.08	$0.06	$0.42	$0.03	$0.45	$0.56	$0.42	$0.35
Diluted	$0.08	$0.06	$0.42	$0.03	$0.45	$0.56	$0.42	$0.34
Weighted average shares used to compute earnings per common share
Basic	44,712,290	44,775,438	44,775,438	44,815,282	44,388,960	44,430,487	44,415,575	44,435,664
Diluted	45,116,719	45,127,972	45,081,668	45,392,225	45,192,983	45,070,533	44,640,278	44,985,969

NOTE 17 - SUBSEQUENT EVENTS

On February 15, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per common share, to be paid on March 15, 2024, to all shareholders of record as of March 1, 2024.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2024.

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

Signature	Title	Date

/s/ Mark L. Filanowski	Chief Executive Officer and Director	March 14, 2024
Mark L. Filanowski	(Principal Executive Officer)

/s/ Gianni DelSignore	Chief Financial Officer, Principal	March 14, 2024
Gianni DelSignore	Financial and Accounting Officer

/s/ Carl Claus Boggild	Director	March 14, 2024
Carl Claus Boggild

/s/ Richard T. du Moulin	Chairman of the Board, Director	March 14, 2024
Richard T. du Moulin

/s/ Anthony Laura	Director	March 14, 2024
Anthony Laura

/s/ Eric S. Rosenfeld	Director	March 14, 2024
Eric S. Rosenfeld

/s/ David D. Sgro	Director	March 14, 2024
David D. Sgro

/s/ Karen H. Beachy	Director	March 14, 2024
Karen H. Beachy

2

Exhibit no.	Description
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form S-1 filed on February 4, 2015).
3.2	Bye-laws of Company (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form S-1 filed on February 4, 2015.)
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

10.17	Bulk Sachuest Corp. Loan and Security Agreement dated as of October 13, 2022 (incorporated by reference to Exhibit 10.17 of Registrant's Current Report on Form 10-K dated March 15, 2022).
23.1	Consent of Grant Thornton LLP. *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith
3