Form 10-Q
period 2024-03-31
Pangaea Logistics Solutions Ltd.
filed 2024-05-09
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Common Stock, par value $0.0001 per share, 46,839,591 shares outstanding as of May 7, 2024.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$95,873,255	$99,037,866
Accounts receivable (net of allowance of $6,015,917 and $5,657,837 at March 31, 2024 and December 31, 2023, respectively)	41,997,734	47,891,501
Inventories	22,151,644	16,556,266
Advance hire, prepaid expenses and other current assets	35,534,470	28,340,246
Total current assets	195,557,103	191,825,879

Fixed assets, net	469,077,334	474,265,171
Finance lease right of use assets, net	29,829,974	30,393,823
Goodwill	3,104,800	3,104,800
Other non-current assets	5,735,863	5,590,295
Total assets	$703,305,074	$705,179,968

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$32,953,336	$35,836,262
Deferred revenue	13,773,306	15,629,886
Current portion of secured long-term debt	29,999,163	30,751,726
Current portion of finance lease liabilities	21,644,835	21,970,124
Dividend payable	966,786	1,146,321
Total current liabilities	99,337,426	105,334,319

Secured long-term debt, net	65,929,536	68,446,309
Finance lease liabilities, net	139,980,818	143,266,867
Long-term liabilities - other - Note 10	18,751,642	17,936,540

Commitments and contingencies - Note 9

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 46,839,591 shares issued and outstanding at March 31, 2024; 46,466,622 shares issued and outstanding at December 31, 2023	4,685	4,648
Additional paid-in capital	165,993,186	164,854,546
Retained earnings	166,006,383	159,026,799
Total Pangaea Logistics Solutions Ltd. equity	332,004,254	323,885,993
Non-controlling interests	47,301,398	46,309,940
Total stockholders' equity	379,305,652	370,195,933
Total liabilities and stockholders' equity	$703,305,074	$705,179,968

 The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2024	2023

Revenues:
Voyage revenue	$87,290,563	$107,950,123
Charter revenue	15,031,027	5,748,952
Terminal & Stevedore Revenue	2,426,963	—
Total revenue	104,748,553	113,699,075
Expenses:
Voyage expense	37,114,664	56,814,631
Charter hire expense	27,142,850	22,590,840
Vessel operating expense	12,669,257	13,606,815
Terminal & Stevedore Expenses	2,079,187	—
General and administrative	7,278,003	5,691,733
Depreciation and amortization	7,436,473	7,326,860
Loss on sale of vessel	—	1,172,196
Total expenses	93,720,434	107,203,075

Income from operations	11,028,119	6,496,000

Other income (expense):
Interest expense	(3,850,730)	(4,250,514)
Interest income	875,084	1,049,846
(Income) loss attributable to Non-controlling interest recorded as long-term liability interest expense	(815,102)	144,736
Unrealized gain (loss) on derivative instruments, net	5,084,339	(423,569)
Other income	343,924	386,413
Total other income (expense), net	1,637,515	(3,093,088)

Net income	12,665,634	3,402,912
(Income) loss attributable to non-controlling interests	(991,458)	71,355
Net income attributable to Pangaea Logistics Solutions Ltd.	$11,674,176	$3,474,267

Earnings per common share:
Basic	$0.26	$0.08
Diluted	$0.25	$0.08

Weighted average shares used to compute earnings per common share:
Basic	45,214,519	44,712,290
Diluted	45,914,772	45,116,719

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	46,466,622	$4,648	$164,854,546	$159,026,799	$323,885,993	$46,309,940	$370,195,933
Share-based compensation	—	—	1,138,677	—	1,138,677	—	1,138,677
Issuance of restricted shares, net of forfeitures	372,969	37	(37)	—	—	—	—
Common Stock Dividend	—	—	—	(4,694,592)	(4,694,592)	—	(4,694,592)
Net Income	—	—	—	11,674,176	11,674,176	991,458	12,665,634
Balance at March 31, 2024	46,839,591	$4,685	$165,993,186	$166,006,383	$332,004,254	$47,301,398	$379,305,652

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	45,898,395	4,590	162,894,080	151,327,392	314,226,062	54,495,468	368,721,530
Share-based compensation	—	—	856,434	—	856,434	—	856,434
Issuance of restricted shares, net of forfeitures	568,227	58	(127,341)	—	(127,283)	—	(127,283)
Distribution to Non-Controlling Interests	—	—	—	—	—	(5,000,000)	(5,000,000)
Common Stock Dividend	—	—	—	(4,661,242)	(4,661,242)	—	(4,661,242)
Net Income	—	—	—	3,474,267	3,474,267	(71,355)	3,402,912
Balance at March 31, 2023	46,466,622	$4,648	$163,623,173	$150,140,417	$313,768,238	$49,424,113	$363,192,351

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$12,665,634	$3,402,912
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	7,436,473	7,326,860
Amortization of deferred financing costs	205,472	239,207
Amortization of prepaid rent	30,467	30,484
Unrealized (gain) loss on derivative instruments	(5,084,339)	423,569
Income from equity method investee	(343,924)	(386,413)
Earnings attributable to non-controlling interest recorded as other long term liability	815,102	(144,736)
Provision (recovery) for doubtful accounts	358,080	(170,525)
Loss on sale of vessel	—	1,172,196
Drydocking costs	(1,267,661)	(1,347,899)
Share-based compensation	1,138,677	856,434
Change in operating assets and liabilities:
Accounts receivable	5,535,687	3,485,973
Inventories	(5,595,378)	2,370,157
Advance hire, prepaid expenses and other current assets	(3,850,938)	(2,917,384)
Accounts payable, accrued expenses and other current liabilities	(1,187,491)	1,695,595
Deferred revenue	(1,856,580)	(4,464,780)
Net cash provided by operating activities	8,999,281	11,571,650

Investing activities
Purchase of vessels and vessel improvements	(130,000)	(75,291)
Purchase of fixed assets and equipment	(73,618)	—
Proceeds from sale of vessel	—	8,933,700
Contributions to non-consolidated subsidiaries	—	(63,917)
Net cash (used in) provided by investing activities	(203,618)	8,794,492

Financing activities
Payments of long-term debt	(3,356,824)	(5,765,505)
Payments of finance lease obligations	(3,729,323)	(4,060,499)
Dividends paid to non-controlling interests	—	(5,000,000)
Accrued common stock dividends paid	(4,874,127)	(4,647,788)
Cash paid for incentive compensation shares relinquished	—	(127,283)
Net cash used in financing activities	(11,960,274)	(19,601,075)

Net (decrease) increase in cash and cash equivalents	(3,164,611)	765,067
Cash and cash equivalents at beginning of period	99,037,866	128,384,606
Cash and cash equivalents at end of period	$95,873,255	$129,149,673

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

At March 31, 2024, the Company owns three Panamax, two Ultramax Ice Class 1C, two Ultramax and seven Supramax drybulk vessels. The Company owns two-thirds of Nordic Bulk Holding Company Ltd. ("NBHC") which owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company owns 50% of Nordic Bulk Partners LLC. ("NBP") which owns a fleet of four Post Panamax Ice Class 1A drybulk vessels. The Company has a 50% interest in the owner of a deck barge. Additionally, the Company owns the port and terminal operations located in Fort Lauderdale, Florida, and Baltimore, Maryland.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Concentration of credit risk

The Company’s accounts receivable balance includes outstanding receivables from two significant customers. These balances comprise 39% and 13% of accounts receivable, respectively, as of March 31, 2024.

Advance hire, prepaid expenses and other current assets

Advance hire, prepaid expenses and other current assets were comprised of the following:

	March 31, 2024	December 31, 2023
	(unaudited)
Advance hire	$3,699,933	$2,509,313
Prepaid expenses	7,611,768	7,072,634
Accrued receivables	11,389,830	5,777,596
Cash margin on deposit	901,086	3,751,257
Derivative assets	6,727,422	3,384,137
Other current assets	5,204,431	5,845,309
	$35,534,470	$28,340,246

Other non-current Assets

Other non-current assets were comprised of the following:

	March 31, 2024	December 31, 2023
Name	(unaudited)
Intangible Assets, net of accumulated amortization of $687,549 and $474,038 as of March 31, 2024 and December 31, 2023, respectively	$1,563,552	$1,777,063
Investment in Seamar Management	724,643	706,655
Bay Stevedoring LLC	2,008,184	1,667,093
Investment in Narragansett Bulk Carriers (US) Corp	519,975	519,975
Other investments	919,509	919,509
	$5,735,863	$5,590,295

Accounts payable, accrued expenses and other current liabilities
Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	March 31, 2024	December 31, 2023
	(unaudited)
Accounts payable	$11,027,318	$6,277,693
Accrued expenses	9,423,187	14,038,418
Bunkers suppliers	6,567,125	4,393,533
Charter hire payable	4,839,929	8,112,701
Other accrued liabilities	1,095,777	3,013,917
	$32,953,336	$35,836,262

Leases

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, Leases ("ASC 842"), the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending March 31, 2024, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

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

At March 31, 2024, the Company had seven vessel chartered to customers under time charters that contained a lease. These seven leases varied in original length from 44 days to 180 days. The lease payments due under these arrangements totaled approximately $3,174,000 and each of the time charters were due to be completed in 62 days or less.

At March 31, 2023, the Company had six vessels chartered to customers under time charters that included a lease. These six leases varied in original length from 37 days to 174 days. The lease payments due under this arrangement totaled approximately $2,833,000 and each time charter was due to be completed in 44 days or less.

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

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	March 31, 2024	December 31, 2023
	(unaudited)
Money market accounts – cash equivalents	$29,365,093	$38,556,005
Time deposit accounts - cash equivalents (1)	10,000,000	10,206,500
Cash (2)	56,508,162	50,275,361
Total cash and cash equivalents	$95,873,255	$99,037,866

(1) It consists of cash deposits at various major banks with interest rate of 5.39%.
(2) It consists of cash deposits at various major banks.

As of March 31, 2024 and December 31, 2023, the Company held cash and cash equivalents in the following subsidiaries:

Cash and cash equivalents	March 31, 2024	December 31, 2023
	(unaudited)
Pangaea (1)	$78,758,982	$81,652,679
NBHC (2)	11,186,188	11,948,547
NBP and Deck Barge (3)	5,928,085	5,436,640
Total cash and cash equivalents	$95,873,255	$99,037,866

(1) Held by 100% owned Pangaea consolidated subsidiaries
(2) Held by a 67% owned Pangaea consolidated subsidiary
(3) Held by a 50% owned Pangaea consolidated subsidiary

NOTE 4 - FIXED ASSETS

At March 31, 2024, the Company owned twenty-four dry bulk vessels including ten financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	March 31,	December 31,
	2024	2023
	(unaudited)
m/v NORDIC ODYSSEY (1)	$18,505,483	$18,949,524
m/v NORDIC ORION (1)	19,376,444	19,789,942
m/v NORDIC OSHIMA (1)	22,616,000	22,938,264
m/v NORDIC OLYMPIC (1)	22,968,648	23,306,330
m/v NORDIC ODIN (1)	23,075,105	23,411,836
m/v NORDIC OASIS (1)	24,498,557	24,853,935
m/v NORDIC NULUUJAAK (2) (4)	35,731,906	36,088,312
m/v NORDIC QINNGUA (2) (4)	35,676,481	36,018,502
m/v NORDIC SANNGIJUQ (2) (4)	35,288,883	35,623,004
m/v NORDIC SIKU(2) (4)	35,674,411	36,009,984
m/v BULK ENDURANCE	21,547,170	21,859,034
m/v BULK PRUDENCE	26,263,974	26,533,530
m/v BULK COURAGEOUS (4)	15,108,131	15,145,246
m/v BULK CONCORD (4)	19,803,837	18,965,726
m/v BULK FREEDOM	7,930,600	8,150,075
m/v BULK PRIDE	11,050,419	11,194,335
m/v BULK SPIRIT (4)	12,717,732	12,970,111
m/v BULK SACHUEST	16,284,887	16,487,253
m/v BULK INDEPENDENCE	13,469,954	13,752,517
m/v BULK FRIENDSHIP (4)	12,596,245	12,810,712
m/v BULK VALOR	16,256,145	16,434,083
m/v BULK PROMISE	16,798,038	16,970,026
MISS NORA G PEARL (3)	1,709,215	1,821,235
	464,948,265	470,083,516
Other fixed assets, net	4,129,069	4,181,655
Total fixed assets, net	$469,077,334	$474,265,171

Right of Use Assets
m/v BULK XAYMACA	$11,321,148	$11,623,719
m/v BULK DESTINY	18,508,826	18,770,104
	$29,829,974	$30,393,823
(1) Vessels are owned by NBHC, a consolidated joint venture in which the Company has a two-third ownership interest at March 31, 2024 and December 31, 2023, respectively.

(2) Vessels are owned by NBP, a consolidated joint venture in which the Company has a 50% ownership interest at March 31, 2024 and December 31, 2023.
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

The Company concluded that no triggering event had occurred during the first quarter of 2024, which would require impairment testing.

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

NOTE 5 - DEBT

Long-term debt consists of the following:

	March 31, 2024	December 31, 2023	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	12,032,535	12,512,080	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3)	38,600,000	39,800,000	3.38%	June 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (4)
Bulk Nordic Six Ltd. - Tranche A (2)	8,766,658	9,033,325	4.39%	May 2024
Bulk Pride - Tranche C (2)	1,625,000	1,900,000	5.39%	May 2024
Bulk Independence - Tranche E (2)	9,250,000	9,500,000	3.54%	May 2024
Bulk Valor Corp. Loan and Security Agreement (2)	9,746,312	10,087,642	3.29%	June 2028
Bulk Promise Corp. (2)	9,339,260	9,685,334	5.45%	October 2027
Bulk Sachuest (2)	7,534,888	7,733,094	6.19%	October 2029
Total	$96,894,653	$100,251,475
Less: unamortized issuance costs, net	(965,954)	(1,053,440)
	$95,928,699	$99,198,035
Less: current portion	(29,999,163)	(30,751,726)
Secured long-term debt, net	$65,929,536	$68,446,309

(1)As of March 31, 2024.
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

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
(unaudited)
2024 (remainder of the year)	$27,394,903
2025	10,476,019
2026	10,638,024
2027	39,955,014
2028	5,322,454
Thereafter	3,108,239
$96,894,653

Financial Covenants

Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of March 31, 2024 and December 31, 2023.

NOTE 6 - FINANCE LEASES

The Bulk Destiny, Bulk Xaymaca, Bulk Spirit, Bulk Friendship, Bulk Courageous, Nordic Nuluujaak, Nordic Qinngua, Nordic Sanngijuq, Nordic Siku and Bulk Concord are classified as finance leases and the leases are secured by the assignment of earnings and insurances and by guarantees of the Company. Minimum lease payments under finance leases are recognized on a straight‑line basis over the term of the lease and the Company will own these vessels at the end of lease term. Refer to the Company's annual report Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 14, 2024 for additional information on these finance leases.

Finance lease consists of the following as of March 31, 2024:

	March 31, 2024	December 31, 2023	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk PODS Ltd.	$4,302,082	$4,763,020	7.28%	December 2027
Bulk Spirit Ltd.	7,201,823	7,486,979	7.30%	February 2027
Bulk Nordic Five Ltd. (2)	11,200,000	11,595,861	3.97%	April 2028
Bulk Friendship Corp. (2)	8,204,133	8,471,002	5.29%	September 2024
Bulk Nordic Seven LLC (3)	28,071,441	28,482,063	7.06%	May 2036
Bulk Nordic Eight LLC(3)	28,059,897	28,473,392	7.06%	June 2036
Bulk Nordic Nine LLC(3)	28,192,824	28,591,644	7.06%	September 2036
Bulk Nordic Ten LLC(3)	28,312,207	28,712,632	7.06%	November 2036
Bulk Courageous Corp. (2)	8,700,000	9,000,000	3.93%	April 2028
Phoenix Bulk 25 Corp. (2)	11,700,275	12,097,410	4.67%	February 2029
Total	$163,944,682	$167,674,003
Less: unamortized issuance costs, net	(2,319,029)	(2,437,102)
	$161,625,653	$165,236,901
Less: current portion	(21,644,835)	(21,970,124)
Long-term finance lease liabilities, net	$139,980,818	$143,266,777

(1)As of March 31, 2024 including the effect of interest rate cap if any.
(2)Interest rates on the loan facilities are fixed.
(3)The Company entered into an interest rate cap through Q2 of 2026 and Q4 2026 which caps the secured overnight financing rate ("SOFR") at 3.51%.

The following table provides details of the Company's future minimum lease payments under finance lease liabilities recorded on the Company's consolidated balance sheets as of March 31, 2024.

Year ending December 31,	Amount
(unaudited)
2024 (remainder of the year)	$27,983,815
2025	25,445,819
2026	23,935,874
2027	24,772,381
2028	29,399,176
Thereafter	114,835,090
Total minimum lease payments	$246,372,155
Less imputed interest	82,427,473
Present value of minimum lease payments	163,944,682
Less current portion	(21,644,835)
Less issuance costs	(2,319,029)
Long-term portion	$139,980,818

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	03/31/2024	12/31/2023	Balance Sheet Location	3/31/2024	12/31/2023
		(unaudited)			(unaudited)
Margin accounts (1)	Other current assets	$901,086	$3,751,257	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$550,929	$—	Other current liabilities		$1,217,820
Fuel swap contracts (2)	Other current assets	$2,416,285	$—	Other current liabilities	$—	$523,233
Interest rate cap (2)	Other current assets	$3,760,209	$3,384,137	Other current liabilities	$—	$—

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the tthree months ended March 31, 2024 and 2023:

	Unrealized gain (loss) on derivative instruments
	Three Months Ended
Derivative instruments	03/31/2024	3/31/2023
	(unaudited)
Forward freight agreements	$1,768,749	$162,564
Fuel Swap Contracts	2,939,518	237,081
Interest rate cap	376,072	(823,214)
Total gain (loss)	$5,084,339	$(423,569)

NOTE 8 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2023	Activity	March 31, 2024
		(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables) (i)	$1,490,060	(1,681,067)	$(191,007)
Commissions payable (trade payables) (ii)	$—	35,468	$35,468

i.Seamar Management S.A. ("Seamar")
ii.Phoenix Bulk Carriers (Brasil) Intermediacoes Maritimas Ltda. - a wholly-owned Company of a member of the Board of Directors

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three months ended March 31, 2024 and 2023, the Company incurred technical management fees of approximately $764,400 and $793,200, respectively, under this arrangement.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Long-term Contracts Accounted for as Operating Leases

The Company leases office space for its Copenhagen operations. The lease expires in December 2025, at which time the lease continues on a month to month basis with a non-cancelable period of six months.

The Company leases office space for its Singapore operations. In July 2023, the Company renewed its lease for a two year period. At March 31, 2024, the remaining lease term is seventeen months.

For the three months ended March 31, 2024 and 2023, the Company recognized approximately $49,000 and $52,000, respectively, as lease expense for office leases in General and Administrative Expenses.

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

The roll-forward of Other Long-term Liabilities are as follows:

	03/31/2024	12/31/2023
	(unaudited)	(audited)
Beginning Balance	$17,936,540	$19,974,390
Payments to non-controlling interest recorded as long-term liability	—	(2,500,000)
Earnings attributable to non-controlling interest recorded as other long term liability	815,102	462,150
Ending balance	$18,751,642	$17,936,540

NOTE 11 - NET INCOME PER COMMON SHARE

The computation of basic net income per share is based on the weighted average number of common shares outstanding for the three months ended March 31, 2024 and 2023. Diluted net income per share gives effect to restricted stock awards.

The following table summarizes the calculation of basic and diluted income per share:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(unaudited)
Net income	$11,674,176	$3,474,267
Weighted Average Shares - Basic	45,214,519	44,712,290
Dilutive effect of restricted stock awards	700,253	404,429
Weighted Average Shares - Diluted	45,914,772	45,116,719
Basic net income per share	$0.26	$0.08
Diluted net income per share	$0.25	$0.08

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

NOTE 13 - SUBSEQUENT EVENTS

On May 3, 2024, The Company entered into two memoranda of agreements for the acquisition of two 2016 built 58,000 dwt dry bulk vessels at a combined cost of $56.6 million, amounting to $28.3 million per vessel. The Company is expected to take delivery of the vessels within the third quarter of 2024.

On May 7, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per common share, to be paid on June 13, 2024, to all shareholders of record as of May 30, 2024.

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

Selected Financial Information

(in thousands, except for shipping days data and per share data) (figures may not foot due to rounding)	For the three months ended March 31,
	2024	2023
Selected Financial Data	(unaudited)
Voyage revenue	$87,291	$107,950
Charter revenue	15,031	5,749
Terminal & Stevedore Revenue	2,427	—
Total revenue	104,749	113,699
Voyage expense	37,115	56,815
Charter hire expense	27,143	22,591
Vessel operating expenses	12,669	13,607
Terminal Expenses	2,079	—
Total cost of transportation and service revenue	79,006	93,012
Vessel depreciation and amortization	7,409	7,299
Gross Profit	18,334	13,387
Other operating expenses	7,307	5,719
Loss on sale of vessel	—	1,172
Income from operations	11,028	6,496
Total other income (expense), net	1,638	(3,093)
Net income	12,666	3,403
(Income) loss attributable to non-controlling interests	(991)	71
Net income attributable to Pangaea Logistics Solutions Ltd.	$11,674	$3,474

Net income from continuing operations per common share information
Basic net income per share	$0.26	$0.08
Diluted net income per share	$0.25	$0.08
Weighted-average common shares Outstanding - basic	45,215	44,712
Weighted-average common shares Outstanding - diluted	45,915	45,117

Adjusted EBITDA (1)	$19,947	$16,238

Shipping Days (2)
Voyage days	2,830	3,392
Time charter days	855	566
Total shipping days	3,685	3,958

TCE Rates ($/day)	$17,697	14,372

	March 31, 2024	December 31, 2023
Selected Data from the Consolidated Balance Sheets	(unaudited)	(audited)
Cash and cash equivalents	$95,873	$99,038
Total assets	$703,305	$705,180
Total secured debt, including finance leases liabilities	$257,554	$264,435
Total shareholders' equity	$379,306	$370,196

	For the three months ended March 31,
	2024	2023
	(unaudited)
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$8,999	$11,572
Net cash (used in) provided by investing activities	$(204)	$8,794
Net cash used in financing activities	$(11,960)	$(19,601)

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

The reconciliation of gross profit to net transportation and service revenue and net income in accordance with U.S. GAAP to Adjusted EBITDA is as follows:

(in thousands, figures may not foot due to rounding)	Three Months Ended March 31,
	2024	2023
Net Transportation and Service Revenue (3)	(unaudited)
Gross Profit (4)	$18,334	$13,387
Add:
Vessel Depreciation and Amortization	7,409	7,299
Net transportation and service revenue	$25,743	$20,687

Adjusted EBITDA
Net Income	$12,666	$3,403
Interest expense, net	2,976	3,201
Earnings attributable to non-controlling interest recorded as other long term liability	815	(145)
Depreciation and amortization	7,436	7,327
EBITDA	$23,893	$13,786
Non-GAAP Adjustments
Loss on sale of vessels	—	1,172
Share-based compensation	1,139	856
Unrealized (gain) loss on derivative instruments, net	(5,084)	424
Adjusted EBITDA	$19,947	$16,238

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

Business Overview

The dry bulk transportation and logistics industry is known for its cyclicality and volatility, which can be attributed to fluctuations in vessel supply and demand for the transportation of dry bulk commodities. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 1,824 for the first quarter of 2024, up approximately 79%, compared to an average of 1,020 for the same quarter of 2023. The average published market rates for Supramax and Panamax vessels, reflecting the composition of the company's fleet, also increased approximately 41%, from an average of $9,702 in the first quarter of 2023 to $13,671 in the same period of 2024. Quarter over quarter, the average published market rates for Supramax and Panamax vessels remained relatively stable at $13,671 for the first quarter of 2024, compared to $13,922 for the fourth quarter of 2023, However, there was volatility within the first quarter of 2024, with rates fluctuating between lows of approximately $11,000 and highs of approximately $18,000. As a result of the industry's volatility, we have experienced fluctuations in our quarterly and annual operating results in the past, and we expect to continue experiencing such fluctuations in the future due to various factors, including cargo demand, vessel supply, competition, and seasonality.

Effect of Inflation

Inflation in the United States and many global markets is affecting various aspects of our Company's vessel operation costs, including crew travel, equipment transportation, and drydocking. While we expect crew payroll expenses to stabilize in the near and medium term, other inflated costs may increase our vessels' daily operating expenses. Typically, any fuel cost increases during voyages are managed through adjustments in cargo market rates passed on to customers or through fuel cost pass-through arrangements in long-term contracts.

Furthermore, since a significant portion of our Company's long-term debt and finance leases have fixed or capped interest rates, the impact of rising interest rates on our earnings is limited.

Quarterly TCE Performance

For the three months ended March 31, 2024, the Company's TCE rates were up 23% to $17,697 from $14,372 for the three months ended March 31, 2023. The Company's achieved TCE rates improved from the previous quarter as the overall dry bulk market rates improved for the three months ended March 31, 2024. The Company's achieved TCE rate for the three months ended March 31, 2024 outperformed the average of the Baltic panamax and supramax market indexes and exceeded the average market rates by approximately 29% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet and its cargo-focused strategy.

1st Quarter Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was approximately $11.7 million for three months ended March 31, 2024 as compared to approximately $3.5 million for the same period of 2023.
•Diluted net income per share was $0.25 for three months ended March 31, 2024, as compared to $0.08 for the same period in 2023.
•Pangaea's TCE rates were $17,697 for the three months ended March 31, 2024 and $14,372 for the three months ended March 31, 2023.
•Adjusted EBITDA was $19.9 million for the three months ended March 31, 2024, as compared to $16.2 million for the same period of 2023.
•At the end of the quarter, Pangaea had $95.9 million in cash, and cash equivalents.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenues

Pangaea’s revenues are derived predominately from voyage, time charters, and terminal and stevedore revenue. Total revenue for the three months ended March 31, 2024 was $104.7 million, compared to $113.7 million for the same period in 2023, a 8% decrease. The decrease in revenues was primarily driven fewer total shipping days. The total shipping days decreased by 7% to 3,685 in the three months ended March 31, 2024, in comparison to 3,958 for the same period in 2023. However, this decrease was partially offset by an increase in terminal and stevedore revenue resulting from the company's acquisition of port and terminal operations in June 2023.

Components of revenue are as follows:

Voyage revenues decreased by 19% for the three months ended March 31, 2024 to $87.3 million compared to $108.0 million for the same period in 2023. The decrease in voyage revenues was primarily due to a 17% decrease in voyage days from 3,392 in the three months ended March 31, 2023 to 2,830 for the three months ended March 31, 2024.

Charter revenues increased to $15.0 million from $5.7 million, or 161%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase in charter revenues was due to an increase in time charter days which were up 51% to 855 in the first quarter of 2024 from 566 for the same quarter in 2023 and increased charter hire rates earned. Our flexible chartering strategy enables the Company to selectively release excess ship days, if any, into the market under time charter arrangements rather than voyage days.

Terminal & Stevedore revenues were $2.4 million, for the three months ended March 31, 2024. The Company did not recognize any Terminal & Stevedore revenues for the three months ended March 31, 2023. The incremental revenues are a result of the Company's acquisition of port and terminal operations in June 2023.

Voyage Expenses

Voyage expenses were $37.1 million for the three months ended March 31, 2024, compared to $56.8 million for the same period in 2023, a decrease of approximately 35%. The decrease was driven by a 17% decrease in voyage days, leading to corresponding decreases in bunkers consumed and port expenses incurred. Additionally, the total average market price of bunkers consumed decreased by 39.6% for the three months ended March 31, 2024, compared to the same period in 2023. Port expenses decreased approximately 30% compared to the prior year because of the decline in voyage day activity.

Charter Hire Expenses

Charter hire expenses for the three months ended March 31, 2024 were $27.1 million, compared to $22.6 million for the same period in 2023, a 20% increase. The increase in charter hire expenses was predominantly driven by higher market rates for charter-in vessels, partially offset by a decrease in chartered-in days. Specifically, the average published market rates for Supramax and Panamax vessels increased approximately 41% climbing from an average of $9,702 in the first quarter of 2023 to $13,671 in the same period of 2024. Chartered-in days decreased 14% from 1,778 days in the three months ended March 31, 2023 to 1,535 days for the three months ended March 31, 2024. Charter hire expenses on a per day basis were $17,683 for the three months ended March 31, 2024 and $12,706 for the same period in 2023. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the three months ended March 31, 2024 were $12.7 million, compared to $13.6 million for the same period in 2023, a decrease of approximately 7%. The ownership days for the three months ended March 31, 2024 and 2023 were 2,184 and 2,222, respectively, marking a decrease of 2%. The Company owned and operated one fewer ship in the 2024 period. Excluding technical management fees, vessel operating expenses on a per day basis were $5,300 for the three months ended March 31, 2024, compared to $5,632 for the three months ended March 31, 2023. Technical management fees amounted to approximately $1.1 million for the three months ended March 31, 2024 and 2023.

Terminal & Stevedore Expenses

Terminal & Stevedore expenses were $2.1 million for the three months ended March 31, 2024. The Company did not report any Terminal & Stevedore Expenses for the three months ended March 31, 2023. The incremental expenses are a result of the Company's acquisition of port and terminal operations in June 2023.

General and Administrative Expenses

General and administrative expenses were $7.3 million and $5.7 million for the three months ended March 31, 2024, and 2023, respectively. This increase was primarily driven by higher compensation expenses, encompassing non-cash compensation related to equity awards, and the incorporation of port and terminal operations following the Company's acquisition in June 2023.

Unrealized gain (loss) on derivative instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, and when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts and forward bookings with forward freight agreements and bunkers swaps. The utilization of such derivatives can lead to fluctuations in the Company's reported results from operations on a period-to-period basis as the Company marks these positions to market at the balance sheet date while settlement of the position and execution of the physical transaction may occur at a future date. The Company recognized a mark to market gain on bunker swaps of approximately $2.9 million and on forward freight agreements (FFAs) of approximately $1.8 million in the three months ended March 31, 2024. The fair value gain on interest rate derivative amounted to approximately $0.4 million for the three months ended March 31, 2024. These gains resulted from changes in the fair value of the derivatives at the respective balance sheet dates.

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

The Company concluded that no triggering event had occurred during the first quarter of 2024, which would require impairment testing.

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

As of March 31, 2024 and December 31, 2023, the Company had working capital of $96.2 million and $86.5 million, respectively. The increase in working capital was mainly attributed to enhanced operating income generated during the three months ended March 31, 2024.

Cash Flows:

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2024 and 2023. We have derived these summarized statements of cash flows from the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
(In millions)	March 31, 2024	March 31, 2023
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$16.0	$11.4
Changes in operating assets and liabilities, net	(7.0)	0.2
Operating activities	9.0	11.6
Investing activities	(0.2)	8.8
Financing activities	(12.0)	(19.6)
Net change	$(3.2)	$0.8

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2024 was $9.0 million compared to net cash provided by operating activities of $11.6 million for the three months ended March 31, 2023. The decrease in cash flows from operating activities compared to the previous year was primarily due to improved income from operations, offset by unfavorable adjustments in the timing of customer receipts and supplier payments.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024 was $0.2 million compared to net cash provided by investing activities of $8.8 million for the same period in 2023. During the three months ended March 31, 2023, the Company received $8.9 million from the sale of one vessel.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2024 and 2023 was $12.0 million and $19.6 million, respectively. During the three months ended March 31, 2024, the Company repaid $3.4 million of long-term debt and $3.7 million of finance leases. The Company also paid $4.9 million in cash dividends to its shareholders. During the three months ended March 31, 2023, the Company repaid $5.8 million of long term debt and $4.1 million of finance leases. The Company also paid $4.6 million in cash dividends to its shareholders.

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

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels, as well as port & terminal operations. The Company’s owned or partially owned and controlled fleet at March 31, 2024 includes: nine Panamax drybulk carriers (six of which are Ice-Class 1A); seven Supramax drybulk carriers, two Ultramax Ice Class 1C, two Ultramax drybulk carriers, and four Post Panamax Ice Class 1A drybulk vessels.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $1.3 million in the three months ended March 31, 2024 and 2023. The Company expensed drydocking costs of approximately $37,000 and $11,000, respectively, in the three months ended March 31, 2024 and 2023.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at March 31, 2024 or December 31, 2023.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

No significant changes to our market risk have occurred since December 31, 2023. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk" included in the Company Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the three months ended March 31, 2024.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and the Risk Factor described below, which could materially affect the Company’s business, financial condition or future results.

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
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2024.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Mark L. Filanowski
Mark L. Filanowski
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)