Form 10-Q
period 2024-06-30
Pangaea Logistics Solutions Ltd.
filed 2024-08-08
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Common Stock, par value $0.0001 per share, 46,902,091 shares outstanding as of August 7, 2024.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$77,946,955	$99,037,866
Accounts receivable (net of allowance of $6,494,900 and $5,657,837 at June 30, 2024 and December 31, 2023, respectively)	41,332,293	47,891,501
Inventories	28,889,890	16,556,266
Advance hire, prepaid expenses and other current assets	33,182,103	28,340,246
Total current assets	181,351,241	191,825,879

Fixed assets, net	464,347,780	474,265,171
Advances for vessel purchases	8,500,000	—
Finance lease right of use assets, net	29,630,660	30,393,823
Goodwill	3,104,800	3,104,800
Other non-current assets	5,986,121	5,590,295
Total assets	$692,920,602	$705,179,968

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$39,257,972	$35,836,262
Deferred revenue	10,064,097	15,629,886
Current portion of secured long-term debt	12,049,931	30,751,726
Current portion of finance lease liabilities	21,480,421	21,970,124
Dividend payable	1,116,964	1,146,321
Total current liabilities	83,969,385	105,334,319

Secured long-term debt, net	78,474,348	68,446,309
Finance lease liabilities, net	137,035,935	143,266,867
Long-term liabilities - other - Note 10	16,631,692	17,936,540

Commitments and contingencies - Note 9

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 46,902,091 shares issued and outstanding at June 30, 2024; 46,466,622 shares issued and outstanding at December 31, 2023	4,692	4,648
Additional paid-in capital	166,521,852	164,854,546
Retained earnings	165,003,909	159,026,799
Total Pangaea Logistics Solutions Ltd. equity	331,530,453	323,885,993
Non-controlling interests	45,278,789	46,309,940
Total stockholders' equity	376,809,242	370,195,933
Total liabilities and stockholders' equity	$692,920,602	$705,179,968

 The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues:
Voyage revenue	$124,095,728	$110,465,557	$211,386,291	$218,415,680
Charter revenue	3,846,797	7,090,440	18,877,824	12,839,392
Terminal & Stevedore Revenue	3,555,327	519,657	5,982,290	519,657
Total revenue	131,497,852	118,075,654	236,246,405	231,774,729
Expenses:
Voyage expense	61,150,855	54,459,633	98,265,519	111,274,264
Charter hire expense	32,685,075	29,125,662	59,827,925	51,716,502
Vessel operating expense	14,735,927	13,210,851	27,405,184	26,817,666
Terminal & Stevedore Expenses	2,828,398	374,582	4,907,585	374,582
General and administrative	5,029,696	5,923,159	12,307,699	11,614,892
Depreciation and amortization	7,453,675	7,126,995	14,890,148	14,453,855
Loss on sale of vessel	—	—	—	1,172,196
Total expenses	123,883,626	110,220,882	217,604,060	217,423,957

Income from operations	7,614,226	7,854,772	18,642,345	14,350,772

Other income (expense):
Interest expense	(3,812,783)	(4,125,720)	(7,663,513)	(8,376,234)
Interest income	665,362	1,042,564	1,540,446	2,092,410
Loss (Income) attributable to Non-controlling interest recorded as long-term liability interest expense	119,950	(905,337)	(695,152)	(760,600)
Unrealized (loss) gain on derivative instruments, net	(927,503)	(1,348,284)	4,156,836	(1,771,853)
Other income	334,248	248,863	678,172	635,275
Total other expense, net	(3,620,726)	(5,087,914)	(1,983,211)	(8,181,002)

Net income	3,993,500	2,766,858	16,659,134	6,169,770
(Income) loss attributable to non-controlling interests	(310,725)	77,682	(1,302,183)	149,037
Net income attributable to Pangaea Logistics Solutions Ltd.	$3,682,775	$2,844,540	$15,356,951	$6,318,807

Earnings per common share:
Basic	$0.08	$0.06	$0.34	$0.14
Diluted	$0.08	$0.06	$0.33	$0.14

Weighted average shares used to compute earnings per common share:
Basic	45,276,791	44,775,438	45,245,655	44,744,039
Diluted	46,028,902	45,127,972	45,922,272	45,122,019

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	46,839,591	$4,685	$165,993,186	$166,006,383	$332,004,254	$47,301,398	$379,305,652
Share-based compensation	—	—	528,673	—	528,673	—	528,673
Issuance of restricted shares, net of forfeitures	62,500	7	(7)	—	—	—	—
Distribution to Non-Controlling Interests	—	—	—	—	—	(2,333,334)	(2,333,334)
Common Stock Dividend	—	—	—	(4,685,249)	(4,685,249)	—	(4,685,249)
Net Income	—	—	—	3,682,775	3,682,775	310,725	3,993,500
Balance at June 30, 2024	46,902,091	$4,692	$166,521,852	$165,003,909	$331,530,453	$45,278,789	$376,809,242

Balance at December 31, 2023	46,466,622	$4,648	$164,854,546	$159,026,799	$323,885,993	$46,309,940	$370,195,933
Share-based compensation	—	—	1,667,350	—	1,667,350	—	1,667,350
Distribution to Non-Controlling Interests	—	—	—	—	—	(2,333,334)	(2,333,334)
Issuance of restricted shares, net of forfeitures	435,469	44	(44)	—	—	—	—
Common Stock Dividend	—	—	—	(9,379,841)	(9,379,841)	—	(9,379,841)
Net Income	—	—	—	15,356,951	15,356,951	1,302,183	16,659,134
Balance at June 30, 2024	46,902,091	$4,692	$166,521,852	$165,003,909	$331,530,453	$45,278,789	$376,809,242

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2023	46,466,622	4,648	163,623,173	150,140,417	313,768,238	49,424,113	363,192,351
Share-based compensation	—	—	267,073	—	267,073	—	267,073
Common Stock Dividend	—	—	—	(4,654,551)	(4,654,551)	—	(4,654,551)
Net Income	—	—	—	2,844,540	2,844,540	(77,682)	2,766,858
Balance at June 30, 2023	46,466,622	$4,648	$163,890,246	$148,330,406	$312,225,300	$49,346,431	$361,571,731

Balance at December 31, 2022	45,898,395	4,590	162,894,080	151,327,392	314,226,062	54,495,468	368,721,530
Share-based compensation	—	—	1,123,507	—	1,123,507	—	1,123,507
Distribution to Non-Controlling Interests	—	—	—	—	—	(5,000,000)	(5,000,000)
Issuance of restricted shares, net of forfeitures	568,227	58	(127,341)	—	(127,283)		(127,283)
Common Stock Dividend	—	—	—	(9,315,793)	(9,315,793)	—	(9,315,793)
Net Income	—	—	—	6,318,807	6,318,807	(149,037)	6,169,770
Balance at June 30, 2023	46,466,622	$4,648	$163,890,246	$148,330,406	$312,225,300	$49,346,431	$361,571,731

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$16,659,134	$6,169,770
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	14,890,148	14,453,855
Amortization of deferred financing costs	399,259	471,582
Amortization of prepaid rent	60,933	60,564
Unrealized (gain) loss on derivative instruments	(4,156,836)	1,771,853
Income from equity method investee	(678,172)	(635,275)
Earnings attributable to non-controlling interest recorded as other long term liability	695,152	760,600
Provision for doubtful accounts	837,063	1,129,270
Loss on sale of vessel	—	1,172,196
Drydocking costs	(3,154,809)	(3,361,280)
Share-based compensation	1,667,350	1,123,507
Change in operating assets and liabilities:
Accounts receivable	5,722,145	(7,196,493)
Inventories	(12,333,624)	1,652,227
Advance hire, prepaid expenses and other current assets	(2,426,074)	(3,503,097)
Accounts payable, accrued expenses and other current liabilities	5,339,639	5,894,024
Deferred revenue	(5,565,789)	(6,383,893)
Net cash provided by operating activities	17,955,519	13,579,410

Investing activities
Purchase of vessels and vessel improvements	(498,982)	(27,039,525)
Advances for vessel purchases	(8,500,000)	—
Purchase of fixed assets and equipment	(140,018)	—
Proceeds from sale of vessel	—	8,933,700
Acquisitions, net of cash acquired	—	(7,200,000)
Dividends received from equity method investments	—	1,627,500
Net cash used in investing activities	(9,139,000)	(23,678,325)

Financing activities
Proceeds from long-term debt	17,600,000	—
Payments of financing fees and debt issuance costs	(866,801)	—
Payments of long-term debt	(25,573,461)	(9,096,390)
Payments of finance lease obligations	(7,324,636)	(8,133,049)
Dividends paid to non-controlling interests	(2,333,334)	(5,000,000)
Cash dividends paid	(9,409,198)	(9,133,109)
Cash paid for incentive compensation shares relinquished	—	(127,283)
Payments to non-controlling interest recorded as long-term liability	(2,000,000)	(2,500,000)
Net cash used in financing activities	(29,907,430)	(33,989,831)

Net change in cash and cash equivalents	(21,090,911)	(44,088,746)
Cash and cash equivalents, beginning of year	99,037,866	128,384,606
Cash and cash equivalents, end of period	$77,946,955	$84,295,860

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

At June 30, 2024, the Company owns three Panamax, two Ultramax Ice Class 1C, two Ultramax and seven Supramax drybulk vessels. The Company owns two-thirds of Nordic Bulk Holding Company Ltd. ("NBHC") which owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company owns 50% of Nordic Bulk Partners LLC. ("NBP") which owns a fleet of four Post Panamax Ice Class 1A drybulk vessels. The Company has a 50% interest in the owner of a deck barge. Additionally, the Company owns the port and terminal operations located in Fort Lauderdale, Florida, and Baltimore, Maryland.

On July 24, 2024, the Company took delivery of the m/v Bulk Brenton, a 2016 Tsuneishi Heavy Industries (CEBU) Inc 57,679 dwt dry bulk vessel.

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

Concentration of credit risk

The Company’s accounts receivable balance includes outstanding receivables from two significant customers. These balances comprise 30% and 13% of accounts receivable, respectively, as of June 30, 2024.

Advance hire, prepaid expenses and other current assets

Advance hire, prepaid expenses and other current assets were comprised of the following:

	June 30, 2024	December 31, 2023
	(unaudited)
Advance hire	$3,095,835	$2,509,313
Prepaid expenses	6,084,609	7,072,634
Accrued receivables	11,444,395	5,777,596
Cash margin on deposit	2,015,301	3,751,257
Derivative assets	5,799,920	3,384,137
Other current assets	4,742,043	5,845,309
	$33,182,103	$28,340,246

Goodwill

We conducted our annual qualitative assessment of goodwill as of June 1, 2024, which indicated that it was more likely than not that the fair value of the Company’s goodwill exceeded its carrying amount, thus no impairment was indicated. As of June 30, 2024, no events or changes in circumstances occurred that would necessitate a further impairment review.

Other non-current Assets

Other non-current assets were comprised of the following:

	June 30, 2024	December 31, 2023
	(unaudited)
Intangible Assets, net of accumulated amortization of $901,060 and $474,038 as of June 30, 2024 and December 31, 2023, respectively	$1,350,041	$1,777,063
Investment in Seamar Management	718,217	706,655
Bay Stevedoring LLC	2,435,164	1,667,093
Investment in Narragansett Bulk Carriers (US) Corp	519,975	519,975
Other investments	962,724	919,509
	$5,986,121	$5,590,295

Accounts payable, accrued expenses and other current liabilities
Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	June 30, 2024	December 31, 2023
	(unaudited)
Accounts payable	$12,020,777	$6,277,693
Accrued expenses	12,338,860	14,038,418
Bunkers suppliers	6,042,775	4,393,533
Charter hire payable	6,816,112	8,112,701
Other accrued liabilities	2,039,448	3,013,917
	$39,257,972	$35,836,262

Leases

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, Leases ("ASC 842"), the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending June 30, 2024, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

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

At June 30, 2024, the Company had two vessel chartered to customers under time charters that contained a lease. These two leases varied in original length from 31 days to 116 days. The lease payments due under these arrangements totaled approximately $2,627,000 and each of the time charters were due to be completed in 106 days or less.

At June 30, 2023, the Company had three vessels chartered to customers under time charters that included a lease. These three leases varied in original length from 31 days to 68 days. The lease payments due under this arrangement totaled approximately $1,497,000 and each time charter was due to be completed in 41 days or less.

The Company does not have any sales-type or direct financing leases.

Office leases

The Company has four non-cancelable office and office equipment leases. The resulting lease assets and liabilities are not material.

Ground Lease

The company entered into a 10-year ground lease agreement with the Tampa Port Authority, commencing on April 22, 2024. According to ASC 842, this lease will be accounted for as a right-of-use (ROU) asset and a lease liability on the balance sheet. The initial measurement of the ROU asset and lease liability will be based on the present value of the lease payments over the lease term.

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

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	June 30, 2024	December 31, 2023
	(unaudited)
Money market accounts – cash equivalents	$47,660,684	$38,556,005
Time deposit accounts - cash equivalents	—	10,206,500
Cash (1)	30,286,271	50,275,361
Total cash and cash equivalents	$77,946,955	$99,037,866

(1) It consists of cash deposits at various major banks.

As of June 30, 2024 and December 31, 2023, the Company held cash and cash equivalents in the following subsidiaries:

Cash and cash equivalents	June 30, 2024	December 31, 2023
	(unaudited)
Pangaea (1)	$63,312,265	$81,652,679
NBHC (2)	10,108,330	11,948,547
NBP and Deck Barge (3)	4,526,360	5,436,640
Total cash and cash equivalents	$77,946,955	$99,037,866

(1) Held by 100% owned Pangaea consolidated subsidiaries
(2) Held by a 67% owned Pangaea consolidated subsidiary
(3) Held by a 50% owned Pangaea consolidated subsidiary

NOTE 4 - FIXED ASSETS

At June 30, 2024, the Company owned twenty-four dry bulk vessels including ten financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	June 30,	December 31,
	2024	2023
	(unaudited)
m/v NORDIC ODYSSEY (1)	$18,061,441	$18,949,524
m/v NORDIC ORION (1)	18,962,946	19,789,942
m/v NORDIC OSHIMA (1)	24,006,195	22,938,264
m/v NORDIC OLYMPIC (1)	22,630,964	23,306,330
m/v NORDIC ODIN (1)	22,738,376	23,411,836
m/v NORDIC OASIS (1)	24,143,178	24,853,935
m/v NORDIC NULUUJAAK (2) (4)	35,375,500	36,088,312
m/v NORDIC QINNGUA (2) (4)	35,334,461	36,018,502
m/v NORDIC SANNGIJUQ (2) (4)	34,954,762	35,623,004
m/v NORDIC SIKU(2) (4)	35,338,838	36,009,984
m/v BULK ENDURANCE	21,235,308	21,859,034
m/v BULK PRUDENCE	26,014,033	26,533,530
m/v BULK COURAGEOUS (4)	14,958,598	15,145,246
m/v BULK CONCORD (4)	19,374,401	18,965,726
m/v BULK FREEDOM	7,784,090	8,150,075
m/v BULK PRIDE	10,937,446	11,194,335
m/v BULK SPIRIT (4)	12,465,352	12,970,111
m/v BULK SACHUEST	16,082,520	16,487,253
m/v BULK INDEPENDENCE	13,187,391	13,752,517
m/v BULK FRIENDSHIP (4)	12,381,777	12,810,712
m/v BULK VALOR	16,078,207	16,434,083
m/v BULK PROMISE	16,626,050	16,970,026
MISS NORA G PEARL (3)	1,597,201	1,821,235
	460,269,035	470,083,516
Other fixed assets, net	4,078,745	4,181,655
Total fixed assets, net	$464,347,780	$474,265,171

Right of Use Assets
m/v BULK XAYMACA	$11,025,365	$11,623,719
m/v BULK DESTINY	18,247,547	18,770,104
Other Right of Use Assets, net (4)	357,748	—
	$29,630,660	$30,393,823

Advances for vessel purchases	$8,500,000	$—
(1) Vessels are owned by NBHC, a consolidated entity in which the Company has a two-third ownership interest at June 30, 2024 and December 31, 2023, respectively.

(2) Vessels are owned by NBP, a consolidated joint venture in which the Company has a 50% ownership interest at June 30, 2024 and December 31, 2023.
(3) Barge is owned by a 50% owned consolidated subsidiary.
(4) Refer to Note 6, "Finance Leases" of our Financial Statements for additional information related to the Assets under finance lease.

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

The Company concluded that no triggering event had occurred during the first half of 2024, which would require impairment testing.

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

NOTE 5 - DEBT

Long-term debt consists of the following:

	June 30, 2024	December 31, 2023	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	11,549,454	12,512,080	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3)	37,400,000	39,800,000	3.38%	June 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017)
Bulk Nordic Six Ltd. - Tranche A	—	9,033,325	4.39%	May 2024
Bulk Pride - Tranche C	—	1,900,000	5.39%	May 2024
Bulk Independence - Tranche E	—	9,500,000	3.54%	May 2024
$50 Million Senior Secured Term Loan Facility - Dated May 16, 2024 (4)	17,600,000	—	7.83%	May 2029
Bulk Valor Corp. Loan and Security Agreement (2)	9,403,061	10,087,642	3.29%	June 2028
Bulk Promise Corp. (2)	8,993,186	9,685,334	5.45%	October 2027
Bulk Sachuest (2)	7,332,315	7,733,094	6.19%	October 2029
Total	$92,278,016	$100,251,475
Less: unamortized issuance costs, net	(1,753,737)	(1,053,440)
	$90,524,279	$99,198,035
Less: current portion	(12,049,931)	(30,751,726)
Secured long-term debt, net	$78,474,348	$68,446,309

(1)As of June 30, 2024.
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
(4)This facility is collateralized by the vessels m/v Bulk Endurance and is guaranteed by the Company.

$50 Million Senior Secured Term Loan Facility

On May 16, 2024, the Company entered into a new $50 million Senior Secured Term Loan facility with a new lender. The agreement commits up to $50 million in funding for vessel acquisitions. The company’s first drawdown was on May 17, 2024 by Bulk Endurance (MI) Corp., as initial borrower against the MV Bulk Endurance. The initial drawdown of $17.6 million is payable in quarterly installments of $413,145 along with a balloon payment of $9,337,089 with its final installment in May 2029. Interest on this advance is floating at the Secured Overnight Financing Rate ("SOFR") plus 2.5%. On July 19, 2024 a second drawdown was made by Bulk Brenton (MI) Corp., as an additional borrower, to finance the MV Bulk Brenton which the vessel took delivery of on July 26, 2024. The commitment fee on the remaining undrawn amount is 1%.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
(unaudited)
2024 (remainder of the year)	$6,004,556
2025	12,128,601
2026	12,290,606
2027	41,607,596
2028	6,975,036
Thereafter	13,271,621
$92,278,016

Financial Covenants

Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of June 30, 2024 and December 31, 2023.

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

Finance lease consists of the following as of June 30, 2024:

	June 30, 2024	December 31, 2023	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk PODS Ltd.	$3,841,145	$4,763,020	7.28%	December 2027
Bulk Spirit Ltd.	6,916,667	7,486,979	7.30%	February 2027
Bulk Nordic Five Ltd. (2)	10,950,000	11,595,861	3.97%	April 2028
Bulk Friendship Corp. (2)	7,933,705	8,471,002	5.29%	September 2024
Bulk Nordic Seven LLC (3)	27,656,851	28,482,063	7.06%	May 2036
Bulk Nordic Eight LLC(3)	27,648,404	28,473,392	7.06%	June 2036
Bulk Nordic Nine LLC(3)	27,790,151	28,591,644	7.06%	September 2036
Bulk Nordic Ten LLC(3)	27,913,963	28,712,632	7.06%	November 2036
Bulk Courageous Corp. (2)	8,400,000	9,000,000	3.93%	April 2028
Phoenix Bulk 25 Corp. (2)	11,298,484	12,097,410	4.67%	February 2029
Other (4)	371,248	—	7.89%	March 2034
Total	$160,720,618	$167,674,003
Less: unamortized issuance costs, net	(2,204,262)	(2,437,102)
	$158,516,356	$165,236,901
Less: current portion	(21,480,421)	(21,970,124)
Long-term finance lease liabilities, net	$137,035,935	$143,266,777

(1)As of June 30, 2024 including the effect of interest rate cap if any.
(2)Interest rates on the loan facilities are fixed.
(3)The Company entered into an interest rate cap effective from Q2 2026 through Q4 2026, which caps the SOFR at 3.51%.
(4)The company entered into a 10-year ground lease agreement with the Tampa Port Authority, commencing on April 22, 2024.

The following table provides details of the Company's future minimum lease payments under finance lease liabilities recorded on the Company's consolidated balance sheets as of June 30, 2024.

Year ending December 31,	Amount
(unaudited)
2024 (remainder of the year)	$21,064,592
2025	25,475,246
2026	23,984,683
2027	24,820,942
2028	29,448,617
Thereafter	115,106,414
Total minimum lease payments	$239,900,494
Less imputed interest	79,179,876
Present value of minimum lease payments	160,720,618
Less current portion	(21,480,421)
Less issuance costs	(2,204,262)
Long-term portion	$137,035,935

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	06/30/2024	12/31/2023	Balance Sheet Location	6/30/2024	12/31/2023
		(unaudited)			(unaudited)
Margin accounts (1)	Other current assets	$2,015,301	$3,751,257	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$591,046	$—	Other current liabilities		$1,217,820
Fuel swap contracts (2)	Other current assets	$1,587,999	$—	Other current liabilities	$—	$523,233
Interest rate cap (2)	Other current assets	$3,620,875	$3,384,137	Other current liabilities	$—	$—

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the six months ended June 30, 2024 and 2023:

	Unrealized gain (loss) on derivative instruments
	Three Months Ended		Six Months Ended
Derivative instruments	06/30/2024	6/30/2023	06/30/2024	6/30/2023
	(unaudited)		(unaudited)
Forward freight agreements	$40,118	$(1,841,065)	$1,808,866	$(1,678,501)
Fuel Swap Contracts	(828,287)	(726,590)	$2,111,232	$(489,509)
Interest rate cap	(139,334)	1,219,371	$236,738	$396,157
Total (loss) gain	$(927,503)	$(1,348,284)	$4,156,836	$(1,771,853)

NOTE 8 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2023	Activity	June 30, 2024
		(unaudited)
Included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies (trade payables) (i)	$1,490,060	237,687	$1,727,747
Commissions payable (trade payables) (ii)	$—	119,827	$119,827

i.Seamar Management S.A. ("Seamar")
ii.Phoenix Bulk Carriers (Brasil) Intermediacoes Maritimas Ltda. - a wholly-owned Company of a member of the Board of Directors

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three months ended June 30, 2024 and 2023, the Company incurred technical management fees of approximately $764,400 and $774,000, respectively, under this arrangement. During the six months ended June 30, 2024 and 2023, the Company incurred technical management fees of approximately $1,529,000 and $1,567,000, respectively, under this arrangement.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Long-term Contracts Accounted for as Operating Leases

The Company leases office space for its Copenhagen operations. The lease expires in December 2025, at which time the lease continues on a month to month basis with a non-cancelable period of six months.

The Company leases office space for its Singapore operations. In July 2023, the Company renewed its lease for a two year period. At June 30, 2024, the remaining lease term is fourteen months.

For the three months ended June 30, 2024 and 2023, the Company recognized approximately $49,000 and $52,000, respectively, as lease expense for office leases in General and Administrative Expenses.

For the six months ended June 30, 2024 and 2023, the Company recognized approximately $98,000 and $104,000, respectively, as lease expense for office leases in General and Administrative Expenses.

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

The roll-forward of Other Long-term Liabilities are as follows:

	06/30/2024	12/31/2023
	(unaudited)	(audited)
Beginning Balance	$17,936,540	$19,974,390
Payments to non-controlling interest recorded as long-term liability	(2,000,000)	(2,500,000)
Earnings attributable to non-controlling interest recorded as other long term liability	695,152	462,150
Ending balance	$16,631,692	$17,936,540

NOTE 11 - NET INCOME PER COMMON SHARE

The computation of basic net income per share is based on the weighted average number of common shares outstanding for the three months ended June 30, 2024 and 2023. Diluted net income per share gives effect to restricted stock awards.

The following table summarizes the calculation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(unaudited)		(unaudited)
Net income	$3,682,775	$2,844,540	$15,356,951	$6,318,807
Weighted Average Shares - Basic	45,276,791	44,775,438	45,245,655	44,744,039
Dilutive effect of restricted stock awards	752,111	352,534	676,617	377,980
Weighted Average Shares - Diluted	46,028,902	45,127,972	45,922,272	45,122,019
Basic net income per share	$0.08	$0.06	$0.34	$0.14
Diluted net income per share	$0.08	$0.06	$0.33	$0.14

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

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Net working capital, excluding cash	$1,772,889
Property, plant and equipment	1,844,100
Goodwill	3,104,800
Other intangible assets	2,251,100
Fair value of net assets acquired, excluding cash and cash equivalents	8,972,889
Cash and cash equivalents	326,888
Fair value of net assets acquired	$9,299,777

NOTE 13 - SUBSEQUENT EVENTS

On July 17, 2024, the Company entered into a $15.2 million Senior Secured Term Loan facility with Bulk Prudence Corp., as the borrower, secured against the MV Bulk Prudence. The loan is structured to be repaid in quarterly installments of $347,000, with a balloon payment of $8,607,000 due in July 2029. The interest rate on the loan is floating, based on the SOFR plus 1.9%.

On July 19, 2024, Bulk Brenton (MI) Corp., as an additional borrower, made a second drawdown to finance the MV Bulk Brenton, which was delivered on July 26, 2024.

On August 8, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per common share, to be paid on September 16, 2024, to all shareholders of record as of September 2, 2024.

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

Selected Financial Information

(in thousands, except for shipping days data and per share data) (figures may not foot due to rounding)	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Selected Financial Data	(unaudited)		(unaudited)
Voyage revenue	$124,096	$110,466	$211,386	$218,416
Charter revenue	3,847	7,090	18,878	12,839
Terminal & Stevedore Revenue	3,555	520	5,982	520
Total revenue	131,498	118,076	236,246	231,775
Voyage expense	61,151	54,460	98,266	111,274
Charter hire expense	32,685	29,126	59,828	51,717
Vessel operating expenses	14,736	13,211	27,405	26,818
Terminal Expenses	2,828	375	4,908	375
Total cost of transportation and service revenue	111,400	97,171	190,406	190,183
Vessel and Terminal Equipment depreciation and amortization	7,426	7,100	14,835	14,399
Gross Profit	12,672	13,805	31,005	27,193
Other operating expenses	5,059	5,951	12,363	11,670
Loss on sale of vessel	—	—	—	1,172
Income from operations	7,614	7,855	18,642	14,351
Total other expense, net	(3,621)	(5,088)	(1,983)	(8,181)
Net income	3,994	2,767	16,659	6,170
(Income) loss attributable to non-controlling interests	(311)	78	(1,302)	149
Net income attributable to Pangaea Logistics Solutions Ltd.	$3,683	$2,845	$15,357	$6,319

Net income from continuing operations per common share information
Basic net income per share	$0.08	$0.06	$0.34	$0.14
Diluted net income per share	$0.08	$0.06	$0.33	$0.14
Weighted-average common shares Outstanding - basic	45,277	44,775	45,246	44,744
Weighted-average common shares Outstanding - diluted	46,029	45,128	45,922	45,122

Adjusted EBITDA (1)	$15,931	$15,923	$35,878	$32,161

Shipping Days (2)
Voyage days	3,910	3,577	6,740	6,969
Time charter days	207	479	1,062	1,045
Total shipping days	4,117	4,056	7,802	8,014

TCE Rates ($/day)	$16,223	$15,558	$16,919	$14,971

	June 30, 2024	December 31, 2023
Selected Data from the Consolidated Balance Sheets	(unaudited)	(audited)
Cash and cash equivalents	$77,947	$99,038
Total assets	$692,921	$705,180
Total secured debt, including finance leases liabilities	$249,041	$264,435
Total shareholders' equity	$376,809	$370,196

	For the six months ended June 30,
	2024	2023
	(unaudited)
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$17,956	$13,579
Net cash (used in) provided by investing activities	$(9,139)	$(23,678)
Net cash used in financing activities	$(29,907)	$(33,990)

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

The reconciliation of gross profit to net transportation and service revenue and net income in accordance with U.S. GAAP to Adjusted EBITDA is as follows:

(in thousands, figures may not foot due to rounding)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Transportation and Service Revenue (3)	(unaudited)		(unaudited)
Gross Profit (4)	$12,671	$13,805	$31,005	$27,193
Add:
Vessel and Terminal Equipment Depreciation and Amortization	7,426	7,100	14,835	14,399
Net transportation and service revenue	$20,098	$20,905	$45,840	$41,592

Adjusted EBITDA
Net Income	$3,994	$2,767	$16,659	$6,170
Interest expense, net	3,147	3,083	6,123	6,284
Earnings attributable to non-controlling interest recorded as other long term liability	(120)	905	695	761
Depreciation and amortization	7,454	7,127	14,890	14,454
EBITDA	$14,475	$13,882	$38,368	$27,668
Non-GAAP Adjustments
Loss on sale of vessels	$—	$—	$—	$1,172
Share-based compensation	529	267	1,667	1,124
Unrealized (gain) loss on derivative instruments, net	928	1,348	(4,157)	1,772
Other non-recurring items	—	426	—	426
Adjusted EBITDA	$15,931	$15,923	$35,878	$32,161

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

(4) Gross profit represents total revenue less cost of transportation and service revenue less vessel and terminal equipment depreciation.

Business Overview

The dry bulk transportation and logistics industry is known for its cyclicality and volatility, which can be attributed to fluctuations in vessel supply and demand for the transportation of dry bulk commodities. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 1,853 for the second quarter of 2024, up approximately 53%, compared to an average of 1,215 for the same quarter of 2023. The average published market rates for Supramax and Panamax vessels, reflecting the composition of the company's fleet, also increased approximately 45%, from an average of $10,431 in the second quarter of 2023 to $15,104 in the same period of 2024. Quarter over quarter, the average published market rates for Supramax and Panamax vessels remained relatively stable at $15,104 for the second quarter of 2024, compared to $13,671 for the first quarter of 2024. However, there was volatility within the first quarter of 2024, with rates fluctuating between lows of approximately $11,000 and highs of approximately $18,000. As a result of the industry's volatility, we have experienced fluctuations in our quarterly and annual operating results in the past, and we expect to continue experiencing such fluctuations in the future due to various factors, including cargo demand, vessel supply, competition, and seasonality.

Effect of Inflation

Inflation in the United States and many global markets is affecting various aspects of our Company's vessel operation costs, including crew travel, equipment transportation, and drydocking. While we expect crew payroll expenses to stabilize in the near and medium term, other inflated costs may increase our vessels' daily operating expenses. Typically, any fuel cost increases during voyages are managed through bunker hedging or through fuel cost pass-through arrangements in long-term contracts.

Furthermore, since a significant portion of our Company's long-term debt and finance leases have fixed or capped interest rates, the impact of rising interest rates on our earnings is limited.

Quarterly TCE Performance

For the three months ended June 30, 2024, the Company's TCE rates were up 4% to $16,223 from $15,558 for the three months ended June 30, 2023. The Company's achieved TCE rates improved from the previous quarter as the overall dry bulk market rates improved for the three months ended June 30, 2024. The Company's achieved TCE rate for the three months ended June 30, 2024 outperformed the average of the Baltic panamax and supramax market indexes and exceeded the average market rates by approximately 7% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet and its cargo-focused strategy.

2nd Quarter Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was approximately $3.7 million for three months ended June 30, 2024 as compared to approximately $2.8 million for the same period of 2023.
•Diluted net income per share was $0.08 for three months ended June 30, 2024, as compared to $0.06 for the same period in 2023.
•Pangaea's TCE rates were $16,223 for the three months ended June 30, 2024 and $15,558 for the three months ended June 30, 2023.
•Adjusted EBITDA was $15.9 million for the three months ended June 30, 2024 and 2023.
•At the end of the quarter, Pangaea had $77.9 million in cash, and cash equivalents.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenues

Pangaea’s revenues are derived predominately from voyage, time charters, and terminal and stevedore revenue. Total revenue for the three months ended June 30, 2024 was $131.5 million, compared to $118.1 million for the same period in 2023, an 11% increase. The increase in revenues was primarily driven by an increase in voyage days, which rose by 9% to 3,910 for the three months ended June 30, 2024, compared to 3,577 for the same period in 2023. The Company additionally had an increase in terminal and stevedore revenue resulting from the Company's acquisition of port and terminal operations in June 2023. However, this was offset by a significant decrease in charter revenue as a result of a decrease in time charter days of 57%.

Components of revenue are as follows:

Voyage revenues increased by 12% for the three months ended June 30, 2024 to $124.1 million compared to $110.5 million for the same period in 2023. The increase in voyage revenues was primarily due to a 9% increase in voyage days from 3,577 in the three months ended June 30, 2023 to 3,910 for the three months ended June 30, 2024. The increase is also attributable to higher average TCE rates earned as discussed above.

Charter revenues decreased to $3.8 million from $7.1 million, or 46%, for the three months ended June 30, 2024 compared to the same period in 2023. The decrease in charter revenues was due to a decrease in time charter days which were down 57% to 207 in the second quarter of 2024 from 479 for the same quarter in 2023. This was partially offset by increased charter hire rates earned which increased by approximately 26% from $14,809 per day to $18,593 per day in the second quarter of 2024. Our flexible chartering strategy enables the Company to selectively release excess ship days, if any, into the market under time charter arrangements rather than voyage days.

Terminal & Stevedore revenues increased by 584% for the three months ended June 30, 2024 to $3.6 million compared to $0.5 million for the same period in 2023. The increase in revenues were a result of the Company's acquisition of port and terminal operations in June 2023.

Voyage Expenses

Voyage expenses were $61.2 million for the three months ended June 30, 2024, compared to $54.5 million for the same period in 2023, an increase of approximately 12%. The increase was driven by a 9% increase in voyage days, leading to corresponding increases in bunkers consumed and port expenses incurred. The total average market price of bunkers consumed increased by 15.8% for the three months ended June 30, 2024, compared to the same period in 2023. Port expenses increased approximately 5% compared to the prior year as a result of the increase in voyage day activity.

Charter Hire Expenses

Charter hire expenses for the three months ended June 30, 2024 were $32.7 million, compared to $29.1 million for the same period in 2023, a 12% increase. The increase in charter hire expenses was predominantly driven by higher market rates for charter-in vessels, as well as an increase in chartered-in days. Specifically, the average published market rates for Supramax and Panamax vessels increased approximately 45% climbing from an average of $10,431 in the second quarter of 2023 to $15,104 in the same period of 2024. Chartered-in days increased 3% from 1,915 days in the three months ended June 30, 2023 to 1,971 days for the three months ended June 30, 2024. Charter hire expenses on a per day basis were $16,583 for the three months ended June 30, 2024 and $15,209 for the same period in 2023. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the three months ended June 30, 2024 were $14.7 million, compared to $13.2 million for the same period in 2023, an increase of approximately 12%. The ownership days for the three months ended June 30, 2024 and 2023 were 2,184 and 2,200, respectively, marking a decrease of 1%. The Company owned and operated one fewer ship in the 2024 period. Excluding technical management fees, vessel operating expenses on a per day basis were $6,246 for the three months ended June 30, 2024, compared to $5,517 for the three months ended June 30, 2023. Technical management fees amounted to approximately $1.1 million for the three months ended June 30, 2024 and 2023.

Terminal & Stevedore Expenses

Terminal & Stevedore expenses increased by 655% for the three months ended June 30, 2024 to $2.8 million compared to $0.4 million for the same period in 2023. The increase in expenses were a result of the Company's acquisition of port and terminal operations in June 2023.

General and Administrative Expenses

General and administrative expenses amounted to $5.0 million for the three-month period ending June 30, 2024, compared to $5.9 million for the corresponding period in 2023. The decrease in the second quarter of 2024 was primarily attributed to the absence of non-recurring acquisition costs related to the port and terminal incurred in June 2023; as well as a decrease in compensation expenses, including incentive compensation costs and non-cash compensation associated with equity awards.

Unrealized gain (loss) on derivative instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, and when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts and forward bookings with forward freight agreements and bunkers swaps. The utilization of such derivatives can lead to fluctuations in the Company's reported results from operations on a period-to-period basis as the Company marks these positions to market at the balance sheet date while settlement of the position and execution of the physical transaction may occur at a future date. The Company recognized a mark to market loss on bunker swaps of approximately $0.8 million and a mark to market gain on forward freight agreements (FFAs) of approximately $40.1 thousand in the three months ended June 30, 2024. The fair value loss on interest rate derivative amounted to approximately $0.1 million for the three months ended June 30, 2024. The total loss resulted from changes in the fair value of the derivatives at the respective balance sheet dates.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters. Total revenue for the six months ended June 30, 2024 was $236.2 million, compared to $231.8 million for the same period in 2023, a 2% increase. The increase in revenues was primarily due to higher average TCE rates earned despite a 3% decrease in the total shipping days. The total shipping days decreased from 8,014 in the six months ended June 30, 2023 to 7,802 for the same period in 2024.

Components of revenue are as follows:

Voyage revenues decreased by 3% for the six months ended June 30, 2024 to $211.4 million compared to $218.4 million for the same period in 2023. This decrease was primarily due to a decreased in voyage days partially offset by higher average TCE rates. Voyage days totaled 6,740 for the six months ended June 30, 2024, compared to 6,969 for the same period in 2023.

Charter revenues increased to $18.9 million from $12.8 million, or 47%, for the six months ended June 30, 2024 compared to the same period in 2023. The increase in charter revenues was due to an increase in charter hire rates earned. The time charter revenue per day was $17,776 for the six months ended June 30, 2024 compared to $12,286 for the same period of 2023. Time charter days were up 2% to 1,062 in the six months ended June 30, 2024 from 1,045 in the six months ended June 30, 2023. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charters arrangements.

Voyage Expenses

Voyage expenses were $98.3 million for the six months ended June 30, 2024, compared to $111.3 million for the same period in 2023, a decrease of 12%. The decrease was mainly attributable to a decrease in bunker costs, port expenses and canal fees. The number of voyage days decreased by 3% to 6,740 days in the six months ended June 30, 2024 compared to 6,969 days for the same period in 2023. Total costs of bunkers consumed decreased by 14% for the six months ended June 30, 2024 compared to the same period in 2023. Port expenses decreased 12% compared to the prior year primarily as a result of decreased canal fees incurred in the current year.

Charter Hire Expenses

Charter hire expenses for the six months ended June 30, 2024 were $59.8 million, compared to $51.7 million for the same period in 2023, a 16% increase. The increase in charter hire expenses was primarily due to an increase in market rates to charter-in vessels. The average published market rates for Supramax and Panamax vessels increased approximately 43% from an average of $10,067 in the six months ended June 30, 2023 to $14,388 in the same period of 2024. This was offset by a decrease in chartered-in days of 5% from 3,693 days in the six months ended June 30, 2023 to 3,506 days for the six months ended June 30, 2024. The Company's flexible charter-in strategy allowing it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the six months ended June 30, 2024 were $27.4 million, compared to $26.8 million for the same period in 2023, an increase of approximately 2%. Excluding technical management fees, vessel operating expenses on a per day basis were $5,773 for the six months ended June 30, 2024 and $5,575 for the same period in 2023. Technical management fees were approximately $2.2 million for the six months ended June 30, 2024 and 2023.

General and Administrative Expenses

General and administrative expenses were $12.3 million and $11.6 million for the six months ended June 30, 2024 and 2023, respectively. The increase was primarily due to an increase in non-cash compensation associated with equity awards.

Unrealized (loss) gain on derivative instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, and when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts and forward bookings with forward freight agreements and bunkers swaps. The utilization of such derivatives can lead to fluctuations in the Company's reported results from operations on a period-to-period basis as the Company marks these positions to market at the balance sheet date while settlement of the position and execution of the physical transaction may occur at a future date. The Company recognized mark to market gains on bunker swaps of approximately $2.1 million and gains on forward freight agreements (FFAs) of approximately $1.8 million in the six months ended June 30, 2024. The fair value gain on interest rate derivatives was approximately $0.2 million for the six months ended June 30, 2024. These gains resulted from changes in the fair value of the derivatives at the respective balance sheet dates.

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

The Company concluded that no triggering event had occurred during the first half of 2024, which would require impairment testing.

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

As of June 30, 2024 and December 31, 2023, the Company had working capital of $97.4 million and $86.5 million, respectively. The increase in working capital was mainly attributed to enhanced operating income generated during the six months ended June 30, 2024.

Cash Flows:

The table below summarizes our primary sources and uses of cash for the three months ended June 30, 2024 and 2023. We have derived these summarized statements of cash flows from the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the six months ended
(In millions)	June 30, 2024	June 30, 2023
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$27.2	$23.1
Changes in operating assets and liabilities, net	(9.3)	(9.5)
Operating activities	18.0	13.6
Investing activities	(9.1)	(23.7)
Financing activities	(29.9)	(34.0)
Net change	$(21.1)	$(44.1)

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2024 was $18.0 million compared to net cash provided by operating activities of $13.6 million for the six months ended June 30, 2023. The increase in cash flows from operating activities compared to the previous year was primarily due to improved income from operations.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024, was $9.1 million compared to $23.7 million for the same period in 2023. During the six months ended June 30, 2023, the Company (i) paid $27.0 million for the purchase of one vessel and other vessel improvements and (ii) paid $7.2 million for the net cash acquisition of a port and terminal operation. These uses of cash were partially offset by $8.9 million in net proceeds from the sale of one vessel. During the six months ended June 30, 2024, the Company paid $8.5 million for deposits on two vessels.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2024, and 2023 was $29.9 million and $34.0 million, respectively. During the six months ended June 30, 2024, the Company (i) received $17.6 million in long-term debt proceeds, (ii) repaid $25.6 million of long-term debt and $7.3 million of finance leases, (iii) paid $9.4 million in cash dividends to its shareholders and $2.3 million in cash dividends to non-controlling interest holders and (iv) paid $2.0 million as payment to non-controlling interest recorded as long-term liability. During the six months ended June 30, 2023, the Company (i) repaid $9.1 million of long term debt and $8.1 million of finance leases, (ii) paid $9.1 million in cash dividends to its shareholders and $5 million in cash dividends to non-controlling interest holders and (iii) paid $2.5 million as payment to non-controlling interest recorded as long-term liability.

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

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels, as well as port & terminal operations. The Company’s owned or partially owned and controlled fleet at June 30, 2024 includes: nine Panamax drybulk carriers (six of which are Ice-Class 1A); seven Supramax drybulk carriers, two Ultramax Ice Class 1C, two Ultramax drybulk carriers, and four Post Panamax Ice Class 1A drybulk vessels.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $3.2 million in the six months ended June 30, 2024 and 2023. The Company expensed drydocking costs of approximately $141,000 and $90,000, respectively, in the six months ended June 30, 2024 and 2023.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at June 30, 2024 or December 31, 2023.

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

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the six months ended June 30, 2024.

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
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2024.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Mark L. Filanowski
Mark L. Filanowski
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)