Form 10-Q
period 2024-09-30
Pangaea Logistics Solutions Ltd.
filed 2024-11-12
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Common Stock, par value $0.0001 per share, 46,902,091 shares outstanding as of November 8, 2024.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$93,119,521	$99,037,866
Accounts receivable (net of allowance of $5,329,034 and $5,657,837 at September 30, 2024 and December 31, 2023, respectively)	44,157,144	47,891,501
Inventories	26,742,783	16,556,266
Advance hire, prepaid expenses and other current assets	32,219,650	28,340,246
Total current assets	196,239,098	191,825,879

Fixed assets, net	514,581,091	474,265,171
Right of use assets, net	29,134,488	30,393,823
Goodwill	3,104,800	3,104,800
Other non-current assets	6,107,198	5,590,295
Total assets	$749,166,675	$705,179,968

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$47,778,007	$35,836,262
Deferred revenue	16,080,451	15,629,886
Current portion of secured long-term debt	16,536,650	30,751,726
Current portion of lease liabilities	14,238,935	21,970,124
Dividend payable	1,279,494	1,146,321
Total current liabilities	95,913,537	105,334,319

Secured long-term debt, net	117,014,342	68,446,309
Lease liabilities, net	141,066,827	143,266,867
Long-term liabilities - other - Note 10	16,357,366	17,936,540

Commitments and contingencies - Note 9

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 46,902,091 shares issued and outstanding at September 30, 2024; 46,466,622 shares issued and outstanding at December 31, 2023	4,692	4,648
Additional paid-in capital	167,167,687	164,854,546
Retained earnings	165,417,353	159,026,799
Total Pangaea Logistics Solutions Ltd. equity	332,589,732	323,885,993
Non-controlling interests	46,224,871	46,309,940
Total stockholders' equity	378,814,603	370,195,933
Total liabilities and stockholders' equity	$749,166,675	$705,179,968

 The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues:
Voyage revenue	$145,119,752	$127,884,506	$356,506,043	$346,300,186
Charter revenue	4,860,376	3,797,528	23,738,200	16,636,920
Terminal & Stevedore Revenue	3,134,936	3,934,154	9,117,226	4,453,811
Total revenue	153,115,064	135,616,188	389,361,469	367,390,917
Expenses:
Voyage expense	71,539,649	59,075,208	169,805,168	170,349,472
Charter hire expense	36,511,251	25,466,886	96,339,176	77,183,388
Vessel operating expense	13,884,629	14,252,533	41,289,813	41,070,199
Terminal & Stevedore Expenses	2,417,374	3,517,736	7,324,959	3,892,318
General and administrative	6,041,857	5,500,121	18,349,556	17,115,013
Depreciation and amortization	7,719,083	8,092,495	22,609,231	22,546,350
Loss on sale of vessel	—	—	—	1,172,196
Total expenses	138,113,843	115,904,979	355,717,903	333,328,936

Income from operations	15,001,221	19,711,209	33,643,566	34,061,981

Other income (expense):
Interest expense	(4,702,101)	(4,348,686)	(12,365,614)	(12,724,920)
Interest income	893,879	775,504	2,434,325	2,867,914
Income (loss) attributable to Non-controlling interest recorded as long-term liability interest expense	274,326	(267,198)	(420,826)	(1,027,798)
Unrealized (loss) gain on derivative instruments, net	(5,961,224)	4,531,912	(1,804,388)	2,760,059
Other income	551,021	(212,639)	1,229,193	422,636
Total other expense, net	(8,944,099)	478,893	(10,927,310)	(7,702,109)

Net income	6,057,122	20,190,102	22,716,256	26,359,872
Income attributable to non-controlling interests	(946,082)	(1,321,811)	(2,248,265)	(1,172,774)
Net income attributable to Pangaea Logistics Solutions Ltd.	$5,111,040	$18,868,291	$20,467,991	$25,187,098

Earnings per common share:
Basic	$0.11	$0.42	$0.45	$0.56
Diluted	$0.11	$0.42	$0.45	$0.56

Weighted average shares used to compute earnings per common share:
Basic	45,279,813	44,775,438	45,257,462	44,754,620
Diluted	46,011,402	45,081,668	45,947,548	45,108,039

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	46,902,091	$4,692	$166,521,852	$165,003,909	$331,530,453	$45,278,789	$376,809,242
Share-based compensation	—	—	645,835	—	645,835	—	645,835
Common Stock Dividend	—	—	—	(4,697,596)	(4,697,596)	—	(4,697,596)
Net Income	—	—	—	5,111,040	5,111,040	946,082	6,057,122
Balance at September 30, 2024	46,902,091	$4,692	$167,167,687	$165,417,353	$332,589,732	$46,224,871	$378,814,603

Balance at December 31, 2023	46,466,622	$4,648	$164,854,546	$159,026,799	$323,885,993	$46,309,940	$370,195,933
Share-based compensation	—	—	2,313,185	—	2,313,185	—	2,313,185
Distribution to Non-Controlling Interests	—	—	—	—	—	(2,333,334)	(2,333,334)
Issuance of restricted shares, net of forfeitures	435,469	44	(44)	—	—	—	—
Common Stock Dividend	—	—	—	(14,077,437)	(14,077,437)	—	(14,077,437)
Net Income	—	—	—	20,467,991	20,467,991	2,248,265	22,716,256
Balance at September 30, 2024	46,902,091	$4,692	$167,167,687	$165,417,353	$332,589,732	$46,224,871	$378,814,603

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2023	46,466,622	4,648	163,890,246	148,330,406	312,225,300	49,346,431	361,571,731
Share-based compensation	—	—	270,007	—	270,007	—	270,007
Common Stock Dividend	—	—	—	(4,654,045)	(4,654,045)	—	(4,654,045)
Net Income	—	—	—	18,868,291	18,868,291	1,321,811	20,190,102
Balance at September 30, 2023	46,466,622	$4,648	$164,160,253	$162,544,652	$326,709,553	$50,668,242	$377,377,795

Balance at December 31, 2022	45,898,395	4,590	162,894,080	151,327,392	314,226,062	54,495,468	368,721,530
Share-based compensation	—	—	1,393,514	—	1,393,514	—	1,393,514
Distribution to Non-Controlling Interests	—	—	—	—	—	(5,000,000)	(5,000,000)
Issuance of restricted shares, net of forfeitures	568,227	58	(127,341)	—	(127,283)		(127,283)
Common Stock Dividend	—	—	—	(13,969,838)	(13,969,838)	—	(13,969,838)
Net Income	—	—	—	25,187,098	25,187,098	1,172,774	26,359,872
Balance at September 30, 2023	46,466,622	$4,648	$164,160,253	$162,544,652	$326,709,553	$50,668,242	$377,377,795

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$22,716,256	$26,359,872
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	22,609,231	22,546,350
Amortization of deferred financing costs	739,522	701,275
Amortization of prepaid rent	91,399	91,048
Unrealized loss (gain) on derivative instruments	1,804,388	(2,760,059)
Income from equity method investee	(1,445,750)	(417,636)
Earnings attributable to non-controlling interest recorded as other long term liability	420,826	1,027,798
Provision for doubtful accounts	1,671,197	933,449
Loss on sale of vessel	—	1,172,196
Drydocking costs	(2,999,998)	(3,368,800)
Share-based compensation	2,313,185	1,393,514
Change in operating assets and liabilities:
Accounts receivable	2,563,160	(17,676,862)
Inventories	(10,186,517)	2,757,206
Advance hire, prepaid expenses and other current assets	(5,637,302)	885,264
Accounts payable, accrued expenses and other current liabilities	11,297,723	3,324,586
Deferred revenue	450,565	(7,086,632)
Net cash provided by operating activities	46,407,885	29,882,569

Investing activities
Purchase of vessels and vessel improvements	(57,530,543)	(27,217,355)
Purchase of fixed assets and equipment	(160,231)	—
Proceeds from sale of vessel	—	8,037,804
Acquisitions, net of cash acquired	—	(7,200,000)
Dividends received from equity method investments	510,000	1,637,500
Contributions to non-consolidated subsidiaries and other investments	(171,699)	(275,000)
Net cash used in investing activities	(57,352,473)	(25,017,051)

Financing activities
Proceeds from long-term debt	64,150,000	—
Payments of financing fees and debt issuance costs	(1,228,714)	—
Payments of long-term debt	(28,963,663)	(12,435,039)
Proceeds from finance leases	8,000,000	—
Payments of finance lease obligations	(18,653,782)	(12,211,158)
Dividends paid to non-controlling interests	(2,333,334)	(5,000,000)
Cash dividends paid	(13,944,264)	(13,618,424)
Cash paid for incentive compensation shares relinquished	—	(127,283)
Payments to non-controlling interest recorded as long-term liability	(2,000,000)	(2,500,000)
Net cash provided by (used in) financing activities	5,026,243	(45,891,904)

Net change in cash and cash equivalents	(5,918,345)	(41,026,386)
Cash and cash equivalents, beginning of year	99,037,866	128,384,606
Cash and cash equivalents, end of period	$93,119,521	$87,358,220

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

At September 30, 2024, the Company owns three Panamax, two Ultramax Ice Class 1C, two Ultramax and nine Supramax drybulk vessels. The Company owns two-thirds of Nordic Bulk Holding Company Ltd. ("NBHC") which owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company owns 50% of Nordic Bulk Partners LLC. ("NBP") which owns a fleet of four Post Panamax Ice Class 1A drybulk vessels. The Company has a 50% interest in the owner of a deck barge. Additionally, the Company owns port and terminal operations located in Fort Lauderdale, Florida, and Baltimore, Maryland.

On November 6, 2024, the Company acquired the remaining 50% interest in NBP from a non-affiliate, resulting in full ownership of NBP's fleet of four Post Panamax Ice Class 1A dry bulk vessels.

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

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the percentage completion of voyages in process, the establishment of the allowance for credit losses and the estimate of salvage value used in determining vessel depreciation expense. Actual results could differ from those estimates.

Concentration of credit risk

The Company’s accounts receivable balance includes outstanding receivables from two significant customers. These balances comprise 28% and 14% of accounts receivable, respectively, as of September 30, 2024.

Advance hire, prepaid expenses and other current assets

Advance hire, prepaid expenses and other current assets were comprised of the following:

	September 30, 2024	December 31, 2023
	(unaudited)
Advance hire	$3,947,918	$2,509,313
Prepaid expenses	6,987,445	7,072,634
Accrued receivables	10,607,731	5,777,596
Cash margin on deposit	4,226,396	3,751,257
Derivative assets	1,626,239	3,384,137
Other current assets	4,823,921	5,845,309
	$32,219,650	$28,340,246

Goodwill

We conducted our annual qualitative assessment of goodwill as of June 1, 2024, which indicated that it was more likely than not that the fair value of the Company’s goodwill exceeded its carrying amount, thus no impairment was indicated. As of September 30, 2024, no events or changes in circumstances occurred that would necessitate a further impairment review.

Other non-current Assets

Other non-current assets were comprised of the following:

	September 30, 2024	December 31, 2023
	(unaudited)
Intangible Assets, net of accumulated amortization of $1,114,571 and $474,038 as of September 30, 2024 and December 31, 2023, respectively	$1,136,530	$1,777,063
Investment in Seamar Management	479,999	706,655
Investment in Bay Stevedoring LLC	2,856,271	1,667,093
Investment in Narragansett Bulk Carriers (US) Corp	519,975	519,975
Other investments	1,114,423	919,509
	$6,107,198	$5,590,295

Accounts payable, accrued expenses and other current liabilities
Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	September 30, 2024	December 31, 2023
	(unaudited)
Accounts payable	$11,961,040	$6,277,693
Accrued expenses	13,991,724	14,038,418
Bunkers suppliers	7,672,260	4,393,533
Charter hire payable	10,838,685	8,112,701
Other accrued liabilities	3,314,298	3,013,917
	$47,778,007	$35,836,262

Leases

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, Leases ("ASC 842"), the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending September 30, 2024, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

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

At September 30, 2024, the Company had four vessels chartered to customers under time charters that contained a lease. These four leases varied in original length from 35 days to 123 days. The lease payments due under these arrangements totaled approximately $1,302,000 and each of the time charters were due to be completed in 35 days or less.

At September 30, 2023, the Company had two vessels chartered to customers under time charters that included a lease. These two leases varied in original length from 30 days to 32 days. The lease payments due under this arrangement totaled approximately $247,000 and each time charter was due to be completed in 10 days or less.

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

Deferred Revenue

All deferred revenue recorded on the consolidated balance sheets as of December 31, 2023, was recognized during the nine months ended September 30, 2024.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope,” which clarified that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition due to reference rate reform. In December 2022, the FASB issued ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848," which defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief under Topic 848. As of September 30, 2024, the Company no longer holds any LIBOR-based contracts or financial instruments; therefore, the relief provisions under Topic 848 have no impact on our consolidated financial statements. The Company will continue to monitor any future guidance from the FASB related to reference rate reform.

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

NOTE 3 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	September 30, 2024	December 31, 2023
	(unaudited)
Money market accounts – cash equivalents	$32,166,579	$38,556,005
Time deposit accounts - cash equivalents	15,029,874	10,206,500
Cash (1)	45,923,068	50,275,361
Total cash and cash equivalents	$93,119,521	$99,037,866

(1) It consists of cash deposits at various major banks.

As of September 30, 2024 and December 31, 2023, the Company held cash and cash equivalents in the following subsidiaries:

Cash and cash equivalents	September 30, 2024	December 31, 2023
	(unaudited)
Pangaea (1)	$78,562,316	$81,652,679
NBHC (2)	8,996,753	11,948,547
NBP and Deck Barge (3)	5,560,452	5,436,640
Total cash and cash equivalents	$93,119,521	$99,037,866
(1) Held by 100% owned Pangaea consolidated subsidiaries
(2) Held by a 67% owned Pangaea consolidated subsidiary
(3) Held by a 50% owned Pangaea consolidated subsidiary. On November 6, 2024, the Company acquired the remaining 50% interest in NBP.

NOTE 4 - FIXED ASSETS

At September 30, 2024, the Company owned twenty-six dry bulk vessels including ten financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	September 30,	December 31,
	2024	2023
	(unaudited)
m/v NORDIC ODYSSEY (1)	$17,617,399	$18,949,524
m/v NORDIC ORION (1)	18,549,448	19,789,942
m/v NORDIC OSHIMA (1)	23,374,719	22,938,264
m/v NORDIC OLYMPIC (1)	22,293,283	23,306,330
m/v NORDIC ODIN (1)	22,401,646	23,411,836
m/v NORDIC OASIS (1)	23,787,801	24,853,935
m/v NORDIC NULUUJAAK (2) (4)	35,019,093	36,088,312
m/v NORDIC QINNGUA (2) (4)	34,992,440	36,018,502
m/v NORDIC SANNGIJUQ (2) (4)	34,620,640	35,623,004
m/v NORDIC SIKU(2) (4)	35,003,265	36,009,984
m/v BULK ENDURANCE	20,923,447	21,859,034
m/v BULK PRUDENCE	25,751,987	26,533,530
m/v BULK COURAGEOUS (4)	14,799,839	15,145,246
m/v BULK CONCORD (4)	18,941,934	18,965,726
m/v BULK FREEDOM	7,554,843	8,150,075
m/v BULK PRIDE	10,813,297	11,194,335
m/v BULK SPIRIT (4)	12,212,972	12,970,111
m/v BULK SACHUEST	15,880,154	16,487,253
m/v BULK INDEPENDENCE	12,904,828	13,752,517
m/v BULK FRIENDSHIP (4)	12,167,309	12,810,712
m/v BULK VALOR	15,900,269	16,434,083
m/v BULK PROMISE	16,454,062	16,970,026
m/v BULK BRENTON	28,529,665	—
m/v BULK PATIENCE	28,509,394	—
MISS NORA G PEARL (3)	1,597,201	1,821,235
	510,600,935	470,083,516
Other fixed assets, net	3,980,156	4,181,655
Total fixed assets, net	$514,581,091	$474,265,171

Right of Use Assets
Finance lease right of use assets:
m/v BULK XAYMACA	$10,796,853	$11,623,719
m/v BULK DESTINY	17,986,271	18,770,104
Operating lease right of use assets:
Other Right of Use Assets, net (4)	351,364	—
Total right of use assets	$29,134,488	$30,393,823
(1) Vessels are owned by NBHC, a consolidated entity in which the Company has a two-third ownership interest at September 30, 2024 and December 31, 2023, respectively.

(2) Vessels are owned by NBP, a consolidated joint venture in which the Company has a 50% ownership interest at September 30, 2024 and December 31, 2023. On November 6, 2024, the Company acquired the remaining 50% interest in NBP from a non-affiliate, resulting in full ownership of NBP's fleet of four Post Panamax Ice Class 1A dry bulk vessels.
(3) Barge is owned by a 50% owned consolidated subsidiary.

(4) Refer to Note 6, "Leases" of our Financial Statements for additional information related to the Assets under finance lease and operating lease.
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

The Company concluded that no triggering event had occurred during the nine months ended September 30, 2024, which would require impairment testing.

The Company concluded that no triggering event had occurred during the third quarter of 2023, which would require impairment testing. However, during the first quarter of 2023, the Company determined that a triggering event had occurred related to the sale of a vessel, as its carrying value exceeded its fair value. On January 18, 2023, the Company signed a memorandum of agreement to sell the m/v Bulk Newport for $8.9 million in net consideration after brokerage commissions. As a result, the Company recorded a loss on sale of $1.2 million in the first quarter of 2023. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amounts and as such, no additional loss on impairment was recognized.

NOTE 5 - DEBT

Long-term debt consists of the following:

	September 30, 2024	December 31, 2023	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	11,062,809	12,512,080	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3)	36,200,000	39,800,000	3.38%	June 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017)
Bulk Nordic Six Ltd. - Tranche A	—	9,033,325		May 2024
Bulk Pride - Tranche C	—	1,900,000		May 2024
Bulk Independence - Tranche E	—	9,500,000		May 2024
$50 Million Senior Secured Term Loan Facility - Dated May 16, 2024 (4)	48,144,309	—	7.60%	May 2029
Bulk Valor Corp. Loan and Security Agreement (2)	9,056,964	10,087,642	3.29%	June 2028
Bulk Promise Corp. (2)	8,647,112	9,685,334	5.45%	October 2027
Bulk Sachuest (2)	7,126,618	7,733,094	6.19%	October 2029
Bulk Prudence	15,200,000	—	7.18%	July 2029
Total	$135,437,812	$100,251,475
Less: unamortized issuance costs, net	(1,886,820)	(1,053,440)
	$133,550,992	$99,198,035
Less: current portion	(16,536,650)	(30,751,726)
Secured long-term debt, net	$117,014,342	$68,446,309
(1)As of September 30, 2024.
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
(4)This facility is secured by the vessels m/v Bulk Endurance, m/v Bulk Brenton, and Bulk Patience, and is guaranteed by the Company.

$50 Million Senior Secured Term Loan Facility

On May 16, 2024, the Company entered into a $50 million Senior Secured Term Loan facility with a lender, providing committed funding for vessel acquisitions. The following drawdowns have been made under this facility, each with a maturity date of May 2029:

Initial Drawdown: On May 17, 2024, Bulk Endurance (MI) Corp., as the initial borrower, drew $17.6 million against the MV Bulk Endurance. The loan is repayable in quarterly installments of $413,145, with a balloon payment of $9,337,089 due at maturity in May 2029. Interest is floating at the Secured Overnight Financing Rate (SOFR) plus 2.5%.

Second Drawdown: On July 19, 2024, Bulk Brenton (MI) Corp. drew $15.7 million to finance the MV Bulk Brenton, which was delivered on July 26, 2024. Repayment is structured in quarterly installments of $392,545, with a final balloon payment of $8,216,654 due in May 2029. The interest rate is SOFR plus 2.5%, consistent with the initial drawdown.

Third Drawdown: On August 14, 2024, Bulk Patience (MI) Corp. drew $15.7 million for the MV Bulk Patience, delivered on August 20, 2024. This tranche is repayable in quarterly installments of $372,354, with a balloon payment of $8,972,626, also due in May 2029. The interest rate aligns with the prior tranches at SOFR plus 2.5%.

Following the third drawdown, the Company canceled the remaining undrawn amount under the facility.

$15.2 Million Senior Secured Term Loan Facility

On July 17, 2024, the Company entered into a $15.2 million Senior Secured Term Loan facility to finance the MV Bulk Prudence, an Ultramax Bulk Carrier. The loan is structured with quarterly installments of $347,000 and a final balloon payment of $8,607,000 due in July 2029. Interest on the loan is based on a floating rate at SOFR plus 1.90%. Bulk Prudence Corp., a wholly-owned subsidiary of Pangaea Logistics Solutions Ltd., is the borrower, with Pangaea and affiliated entities acting as guarantors.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
(unaudited)
2024 (remainder of the year)	$4,118,797
2025	16,576,196
2026	16,738,201
2027	46,055,191
2028	11,422,630
Thereafter	40,526,797
$135,437,812

Financial Covenants

Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of September 30, 2024 and December 31, 2023.

NOTE 6 - LEASES

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

Finance and operating leases consists of the following as of September 30, 2024:

	September 30, 2024	December 31, 2023	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Finance Leases:
Bulk PODS Ltd.	$3,380,207	$4,763,020	6.71%	December 2027
Bulk Spirit Ltd.	6,631,510	7,486,979	6.98%	February 2027
Bulk Nordic Five Ltd. (2)	10,700,000	11,595,861	3.97%	April 2028
Bulk Friendship Corp. (2)	7,950,000	8,471,002	6.75%	September 2029
Bulk Nordic Seven LLC (3)	27,241,202	28,482,063	7.06%	May 2036
Bulk Nordic Eight LLC(3)	27,232,892	28,473,392	7.06%	June 2036
Bulk Nordic Nine LLC(3)	27,386,548	28,591,644	7.06%	September 2036
Bulk Nordic Ten LLC(3)	27,511,829	28,712,632	7.06%	November 2036
Bulk Courageous Corp. (2)	8,100,000	9,000,000	3.93%	April 2028
Phoenix Bulk 25 Corp. (2)	10,886,035	12,097,410	4.67%	February 2029
Operating Leases:
Other (4)	378,364	—	7.89%	March 2034
Total	$157,398,587	$167,674,003
Less: unamortized issuance costs, net	(2,092,825)	(2,437,102)
	$155,305,762	$165,236,901
Less: current portion	(14,238,935)	(21,970,124)
Long-term lease liabilities, net	$141,066,827	$143,266,777

(1)As of September 30, 2024 including the effect of interest rate cap if any.
(2)Interest rates on the loan facilities are fixed.
(3)The Company entered into an interest rate cap effective from Q2 2026 through Q4 2026, which caps the SOFR at 3.51%.
(4)The company entered into a 10-year ground lease agreement with the Tampa Port Authority, commencing on April 22, 2024.

Bulk Friendship Corp. Bareboat Charter Party

In September 2024, Bulk Friendship Corp. entered into a sale and leaseback arrangement for $8.0 million. Under ASC 606, the transaction did not qualify as a sale, as control of the vessel was not transferred to the lessor. Consequently, the lease is classified as a finance lease in accordance with ASC 842, due to the inclusion of a fixed-price purchase option, which the Company expects to exercise. The minimum lease payments consist of a fixed component of $50,000 per month and a floating component based on one-month SOFR plus a margin of 1.9%. The Company has the option to purchase the vessel after the 18th month or at any point upon lessor default. If not exercised earlier, a final purchase option allows the Company to acquire the vessel at the end of the five-year term for $5 million.

The following table provides details of the Company's future minimum lease payments under finance and operating lease liabilities recorded on the Company's consolidated balance sheets as of September 30, 2024.

Year ending December 31,	Amount
(unaudited)
2024 (remainder of the year)	$6,580,334
2025	25,819,766
2026	24,349,214
2027	25,225,485
2028	29,867,261
Thereafter	118,335,906
Total minimum lease payments	$230,177,966
Less imputed interest	72,779,379
Present value of minimum lease payments	157,398,587
Less current portion	(14,238,935)
Less issuance costs	(2,092,825)
Long-term portion	$141,066,827

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	09/30/2024	12/31/2023	Balance Sheet Location	9/30/2024	12/31/2023
		(unaudited)			(unaudited)
Margin accounts (1)	Other current assets	$4,226,396	$3,751,257	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$—	$—	Other current liabilities	$121,884	$1,217,820
Fuel swap contracts (2)	Other current assets	$—	$—	Other current liabilities	$1,665,659	$523,233
Interest rate cap (2)	Other current assets	$1,626,239	$3,384,137	Other current liabilities	$—	$—

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the nine months ended September 30, 2024 and 2023:

	Unrealized gain (loss) on derivative instruments
	Three Months Ended		Nine Months Ended
Derivative instruments	09/30/2024	9/30/2023	09/30/2024	9/30/2023
	(unaudited)		(unaudited)
Forward freight agreements	$(712,929)	$941,518	$1,095,937	$(736,983)
Fuel Swap Contracts	(3,253,659)	3,430,759	$(1,142,426)	$2,941,250
Interest rate cap	(1,994,636)	159,635	$(1,757,898)	$555,792
Total (loss) gain	$(5,961,224)	$4,531,912	$(1,804,388)	$2,760,059

NOTE 8 - RELATED PARTY TRANSACTIONS

Amounts and notes payable or notes receivable to related parties consist of the following:

	December 31, 2023	Activity	September 30, 2024
		(unaudited)
Included in prepaid expenses, accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets:
Affiliated companies payable / (prepaid expenses) (i)	$1,490,060	(2,529,546)	$(1,039,486)

i.Seamar Management S.A. ("Seamar")

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three months ended September 30, 2024 and 2023, the Company incurred technical management fees of approximately $829,800 and $828,000, respectively, under this arrangement. During the nine months ended September 30, 2024 and 2023, the Company incurred technical management fees of approximately $2,359,000 and $2,394,990, respectively, under this arrangement.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Long-term Contracts Accounted for as Operating Leases

The Company leases office space for its Copenhagen operations. The lease expires in December 2025, at which time the lease continues on a month to month basis with a non-cancelable period of six months.

The Company leases office space for its Singapore operations. In July 2023, the Company renewed its lease for a two year period. At September 30, 2024, the remaining lease term is eleven months.

For the three months ended September 30, 2024 and 2023, the Company recognized approximately $50,000 and $46,000, respectively, as lease expense for office leases in General and Administrative Expenses.

For the nine months ended September 30, 2024 and 2023, the Company recognized approximately $148,000 as lease expense for office leases in General and Administrative Expenses.

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

NOTE 10 - OTHER LONG-TERM LIABILITIES

In September 2019, the Company entered into an LLC agreement for the formation of NBP, that, at inception is owned 75% by the Company and 25% by an independent third party. NBP was established for the purpose of constructing and owning four new-build ice class post panamax vessels. The third party contributed additional funding which increased their ownership of NBP to 50% at the time of delivery of the new-build ice class post panamax vessels. The agreement contains both put and call option provisions. Accordingly, the Company may be obligated, pursuant to the put option, or entitled to, pursuant to the call option, to purchase the third party's interest in NBP beginning anytime after September 2026. The put option and call option are at fixed prices which are not significantly different from each other, starting at $4.0 million per vessel on the fourth anniversary from completion and delivery of each vessel and declining to $3.7 million per vessel on or after the seventh anniversary from completion and delivery of each vessel. If neither put nor call option is exercised, the Company is obligated to purchase the vessels from NBP at a fixed price. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has recorded the third party's interest in NBP as a Long term liabilities - Other. The Company took delivery of Nordic Nuluujaak, Nordic Qinngua, Nordic Sanngijuq and Nordic Siku in 2021. Earnings attributable to the third party’s interest in NBP are recorded in Income attributable to Non-controlling interest recorded as long-term liability. On November 6, 2024, the Company acquired the remaining 50% interest in NBP from the third party, resulting in full ownership of NBP.

The roll-forward of Other Long-term Liabilities are as follows:

	09/30/2024	12/31/2023
	(unaudited)	(audited)
Beginning Balance	$17,936,540	$19,974,390
Payments to non-controlling interest recorded as long-term liability	(2,000,000)	(2,500,000)
Earnings attributable to non-controlling interest recorded as other long term liability	420,826	462,150
Ending balance	$16,357,366	$17,936,540

NOTE 11 - NET INCOME PER COMMON SHARE

The computation of basic net income per share is based on the weighted average number of common shares outstanding for the nine months ended September 30, 2024 and 2023. Diluted net income per share gives effect to restricted stock awards.

The following table summarizes the calculation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(unaudited)		(unaudited)
Net income	$5,111,040	$18,868,291	$20,467,991	$25,187,098
Weighted Average Shares - Basic	45,279,813	44,775,438	45,257,462	44,754,620
Dilutive effect of restricted stock awards	731,589	306,230	690,086	353,419
Weighted Average Shares - Diluted	46,011,402	45,081,668	45,947,548	45,108,039
Basic net income per share	$0.11	$0.42	$0.45	$0.56
Diluted net income per share	$0.11	$0.42	$0.45	$0.56

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

NOTE 13 - SUBSEQUENT EVENTS

On October 3, 2024, Pangaea Logistics Solutions Ltd. entered into a definitive agreement to purchase the remaining 50% equity ownership of Nordic Bulk Partners LLC from HS Nordic LLC for $18.9 million in cash. The transaction was completed on November 6, 2024, resulting in Pangaea owning 100% of Nordic Bulk Partners. As of September 30, 2024, HS Nordic LLC's 50% interest was recorded as a $16.4 million long-term liability. Upon completion of the transaction on November 6, 2024, this liability was extinguished, with an additional $2.5 million payment over the recorded liability amount.

On November 8, 2024, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per common share, to be paid on December 13, 2024, to all shareholders of record as of November 29, 2024.

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

Selected Financial Information

(in thousands, except for shipping days data and per share data) (figures may not foot due to rounding)	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Selected Financial Data	(unaudited)		(unaudited)
Voyage revenue	$145,120	$127,885	$356,506	$346,300
Charter revenue	4,860	3,798	23,738	16,637
Terminal & Stevedore Revenue	3,135	3,934	9,117	4,454
Total revenue	153,115	135,616	389,361	367,391
Voyage expense	71,540	59,075	169,805	170,349
Charter hire expense	36,511	25,467	96,339	77,183
Vessel operating expenses	13,885	14,253	41,290	41,070
Terminal Expenses	2,417	3,518	7,325	3,892
Total cost of transportation and service revenue	124,353	102,312	314,759	292,495
Vessel and Terminal Equipment depreciation and amortization	7,678	8,063	22,527	22,462
Gross Profit	21,084	25,241	52,076	52,433
Other operating expenses	6,083	5,529	18,432	17,199
Loss on impairment of vessels	—	—	—	—
Loss on sale of vessel	—	—	—	1,172
Income from operations	15,001	19,711	33,644	34,062
Total other expense, net	(8,944)	479	(10,927)	(7,702)
Net income	6,057	20,190	22,716	26,360
(Income) loss attributable to non-controlling interests	(946)	(1,322)	(2,248)	(1,173)
Net income attributable to Pangaea Logistics Solutions Ltd.	$5,111	$18,868	$20,468	$25,187

Net income from continuing operations per common share information
Basic net income per share	$0.11	$0.42	$0.45	$0.56
Diluted net income per share	$0.11	$0.42	$0.45	$0.56
Weighted-average common shares Outstanding - basic	45,279,813	44,775,438	45,257,462	44,754,620
Weighted-average common shares Outstanding - diluted	46,011,402	45,081,668	45,947,548	45,108,039

Adjusted EBITDA (1)	$23,917	$27,881	$59,795	$60,042

Shipping Days (2)
Voyage days	4,549	4,314	11,289	11,283
Time charter days	256	296	1,318	1,341
Total shipping days	4,805	4,610	12,607	12,624

TCE Rates ($/day)	$16,324	$15,748	$16,692	$15,256

	September 30, 2024	December 31, 2023
Selected Data from the Consolidated Balance Sheets	(unaudited)	(audited)
Cash and cash equivalents	$93,120	$99,038
Total assets	$749,167	$705,180
Total secured debt, including leases liabilities	$288,857	$264,435
Total shareholders' equity	$378,815	$370,196

	For the nine months ended September 30,
	2024	2023
	(unaudited)
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$46,408	$29,883
Net cash used in investing activities	$(57,352)	$(25,017)
Net cash provided by (used in) financing activities	$5,026	$(45,892)

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

The reconciliation of gross profit to net transportation and service revenue and net income in accordance with U.S. GAAP to Adjusted EBITDA is as follows:

(in thousands, figures may not foot due to rounding)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Transportation and Service Revenue (3)	(unaudited)		(unaudited)
Gross Profit (4)	$21,085	$25,241	$52,076	$52,433
Add:
Vessel and Terminal Equipment Depreciation and Amortization	7,678	8,063	22,527	22,462
Net transportation and service revenue	$28,762	$33,304	$74,602	$74,896

Adjusted EBITDA
Net Income	$6,057	$20,190	$22,716	$26,360
Interest expense, net	3,808	3,573	9,931	9,857
(Income) loss attributable to Non-controlling interest recorded as long-term liability interest expense	(274)	267	421	1,028
Depreciation and amortization	7,719	8,092	22,609	22,546
EBITDA	$17,310	$32,123	$55,678	$59,791
Non-GAAP Adjustments
Loss on sale of vessels	$—	$—	$—	$1,172
Share-based compensation	646	270	2,313	1,394
Unrealized loss (gain) on derivative instruments, net	5,961	(4,532)	1,804	(2,760)
Other non-recurring items	—	19	—	445
Adjusted EBITDA	$23,917	$27,881	$59,795	$60,042

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

The Company provides ocean transportation services to clients utilizing an ocean-going fleet of motor vessels ("m/v") in the Handymax, Supramax, Ultramax and Panamax and Post-Panamax segments. At any time, this fleet may be comprised of a total of 45-60 vessels that are owned or chartered-in on a short-term basis. For the nine months ended September 30, 2024, the Company operated a total fleet of 52 vessels, of which 26 were wholly-owned or partially-owned through joint ventures.

Industry Overview

We operate in a cyclical industry subject to macroeconomic shifts, geopolitical volatility and other factors. Our business is also subject to fluctuations in the supply and demand for vessels, together with global demand for drybulk commodities, which impact freight pricing.

The Baltic Dry Index (“BDI”), a broader market measure of the cost to transport drybulk commodities by sea, offers a market view into global supply demand trends and is considered the standard benchmark for drybulk cargo pricing. The BDI averaged 1,871 for the third quarter of 2024, up approximately 43%, compared to an average of 1,305 for the same quarter of 2023. The average published market rates for Supramax and Panamax vessels, reflecting the composition of the company's fleet, also increased approximately 30%, from an average of $10,548 in the third quarter of 2023 to $13,707 in the same period of 2024. As a result of the industry's volatility, we have experienced fluctuations in our quarterly and annual operating results in the past, and we expect to continue experiencing such fluctuations in the future due to various factors, including cargo demand, vessel supply, competition, and seasonality.

Quarterly TCE Performance

For the three months ended September 30, 2024, the Company's TCE rates were up 4% to $16,324 from $15,748 for the three months ended September 30, 2023. The Company's achieved TCE rates improved from the previous quarter as the overall dry bulk market rates improved for the three months ended September 30, 2024. The Company's achieved TCE rate for the three months ended September 30, 2024 outperformed the average of the Baltic panamax and supramax market indexes and exceeded the average market rates by approximately 19% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet and its cargo-focused strategy.

3rd Quarter Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was approximately $5.1 million for three months ended September 30, 2024 as compared to approximately $18.9 million for the same period of 2023.
•Diluted net income per share was $0.11 for three months ended September 30, 2024, as compared to $0.42 for the same period in 2023.
•Pangaea's TCE rates were $16,324 for the three months ended September 30, 2024 and $15,748 for the three months ended September 30, 2023.
•Adjusted EBITDA was $23.9 million and $27.9 million for the three months ended September 30, 2024 and September 30, 2023.
•At the end of the quarter, Pangaea had $93.1 million in cash, and cash equivalents.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenues

Pangaea’s revenues are derived predominately from voyage, time charters, and terminal and stevedore revenue. Total revenue for the three months ended September 30, 2024, was $153.1 million, compared to $135.6 million for the same period in 2023, a 13% increase. The increase in revenues was primarily driven by a 5% rise in total shipping days, reaching 4,805 days for the three months ended September 30, 2024, compared to 4,610 days for the same period in 2023. However, this was partially offset by a 20% decrease in terminal and stevedore revenue.

The Components of our revenue are as follows:

Voyage Revenues: Voyage revenues increased by 13% for the three months ended September 30, 2024 to $145.1 million compared to $127.9 million for the same period in 2023. The increase in voyage revenues was primarily due to a 5% increase in voyage days from 4,314 in the three months ended September 30, 2023 to 4,549 for the three months ended September 30, 2024. The increase is also attributable to higher average TCE rates earned as discussed above.

Charter Revenues: Charter revenues increased to $4.9 million from $3.8 million, or 28%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase in charter revenues was due to higher charter hire rates, with the panamax and supramax vessel index rising 30% from $10,548 per day for three months ended September 30, 2023 to $13,707 per day, over the same period of 2024. However, time charter days decreased by 13% year-over-year, from 296 days to 256 days. Our flexible chartering strategy enables the Company to selectively release excess ship days, if any, into the market under time charter arrangements rather than voyage days.

Terminal & Stevedore Revenues: Terminal & Stevedore revenues decreased by 20% for the three months ended September 30, 2024 to $3.1 million compared to $3.9 million for the same period in 2023. The decrease in revenues was primarily due to the timing of certain significant customer contracts, which did not contribute to revenues in the third quarter of 2024 but are expected to be fulfilled in the fourth quarter of 2024. This timing shift of contracts that contribute materially to port revenues resulted in a decrease for the current period.

Operating and Business Expenses

In recent years, global cost inflation has contributed to higher vessel operation costs, including crew travel, equipment transportation, and drydocking. While we expect crew payroll expenses to stabilize in the near and medium term, other inflated costs may increase our vessels' daily operating expenses. Typically, any fuel cost increases during voyages are managed through bunker hedging or through fuel cost pass-through arrangements in long-term contracts.

The Components of our expenses are as follows:

Voyage Expenses: Voyage expenses were $71.5 million for the three months ended September 30, 2024, compared to $59.1 million for the same period in 2023, an increase of approximately 21%. The increase was driven by a 5% increase in voyage days, leading to corresponding increases in bunkers consumed and port expenses incurred. The total average market price of bunkers consumed increased by 19.7% for the three months ended September 30, 2024, compared to the same period in 2023. Port expenses increased approximately 7% compared to the prior year as a result of the increase in voyage day activity.

Charter Hire Expenses: Charter hire expenses for the three months ended September 30, 2024 were $36.5 million, compared to $25.5 million for the same period in 2023, a 43% increase. The increase in charter hire expenses was predominantly driven by higher market rates for charter-in vessels, as well as an increase in chartered-in days. Specifically, the average published market rates for Supramax and Panamax vessels increased approximately 30% climbing from an average of $10,548 in the third quarter of 2023 to $13,707 in the same period of 2024. Chartered-in days increased 7% from 2,358 days in the three months ended September 30, 2023 to 2,519 days for the three months ended September 30, 2024. Charter hire expenses on a per day basis were $14,494 for the three months ended September 30, 2024 and $10,800 for the same period in 2023. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses: Vessel operating expenses for the three months ended September 30, 2024 were $13.9 million, compared to $14.3 million for the same period in 2023, an decrease of approximately 3%. The ownership days remained stable, with 2,293 days for the three months ended September 30, 2024 compared to 2,300 days in 2023, reflecting a decrease of less than 1%. Excluding technical management fees, vessel operating expenses on a per day basis were $5,520 for the three months ended September 30, 2024, down from $5,706 for the three months ended September 30, 2023. Technical management fees amounted to approximately $1.2 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively.

Terminal & Stevedore Expenses: Terminal & Stevedore expenses decreased by 31% for the three months ended September 30, 2024 to $2.4 million compared to $3.5 million for the same period in 2023. The decrease was in line with decreased terminal revenue.

General and Administrative Expenses: General and administrative expenses amounted to $6.0 million for the three-month period ended September 30, 2024, compared to $5.5 million for the corresponding period in 2023. The increase is primarily attributable to an increase in non-cash compensation associated with equity awards.

Unrealized gain (loss) on derivative instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, and when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts and forward bookings with forward freight agreements and bunkers swaps. The utilization of such derivatives can lead to fluctuations in the Company's reported results from operations on a period-to-period basis as the Company marks these positions to market at the balance sheet date while settlement of the position and execution of the physical transaction may occur at a future date. The Company recognized a mark to market loss on bunker swaps of approximately $3.3 million and a mark to market loss on forward freight agreements (FFAs) of approximately $712.9 thousand in the three months ended September 30, 2024. The fair value loss on interest rate derivatives amounted to approximately $2.0 million for the three months ended September 30, 2024. The total loss resulted from changes in the fair value of the derivatives at the respective balance sheet dates.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters. Total revenue for the nine months ended September 30, 2024 was $389.4 million, compared to $367.4 million for the same period in 2023, a 6% increase. The increase in revenues was primarily due to higher average TCE rates earned. The total shipping days remained stable, totaling 12,607 days for the nine months ended September 30, 2024, compared to 12,624 days for the nine months ended September 30, 2023.

Components of revenue are as follows:

Voyage Revenues: Voyage revenues increased by 3% for the nine months ended September 30, 2024 to $356.5 million compared to $346.3 million for the same period in 2023. This increase was primarily due to higher average TCE rates from $15,256 per day to $16,692 per day. Voyage days remained nearly unchanged, totaling 11,289 days for the nine months ended September 30, 2024, compared to 11,283 days in 2023.

Charter Revenues: Charter revenues increased to $23.7 million from $16.6 million, or 43%, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase in charter revenues was due to an increase in charter hire rates earned. The time charter revenue per day was $18,011 for the nine months ended September 30, 2024 compared to $12,406 for the same period of 2023. Time charter days decreased 2% to 1,318 in the nine months ended September 30, 2024 from 1,341 in the nine months ended September 30, 2023. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charters arrangements.

Terminal & Stevedore Revenues: Terminal & Stevedore revenues increased by 105% for the nine months ended September 30, 2024 to $9.1 million compared to $4.5 million for the same period in 2023. The increase was primarily attributed to the acquisition of port operations on June 1, 2023, which resulted in a full nine months of revenue being recorded in 2024, compared to merely four months in 2023.

Operating and Business Expenses

The Components of our expenses are as follows:

Voyage Expenses: Voyage expenses were $169.8 million for the nine months ended September 30, 2024, compared to $170.3 million for the same period in 2023, reflecting a decrease of less than 1%.

Charter Hire Expenses: Charter hire expenses for the nine months ended September 30, 2024 were $96.3 million, compared to $77.2 million for the same period in 2023, a 25% increase. The increase in charter hire expenses was primarily due to an increase in market rates to charter-in vessels. The average published market rates for Supramax and Panamax vessels increased approximately 38% from an average of $10,227 in the nine months ended September 30, 2023 to $14,161 in the same period of 2024. Meanwhile, chartered-in days remained about the same, with a slight decrease from 6,050 days in the nine months ended September 30, 2023 to 6,025 days for the nine months ended September 30, 2024. The Company's flexible charter-in strategy allowing it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses: Vessel operating expenses for the nine months ended September 30, 2024 were $41.3 million, compared to $41.1 million for the same period in 2023, a slight increase of approximately 1%. Excluding technical management fees, vessel operating expenses on a per day basis were $5,686 for the nine months ended September 30, 2024 and $5,620 for the same period in 2023. Technical management fees were approximately $3.4 million and $3.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Terminal & Stevedore Expenses: Terminal & Stevedore expenses increased by 88% to $7.3 million for the nine months ended September 30, 2024, compared to $3.9 million for the same period in 2023. This increase is attributable to the acquisition of port operations in June 2023, resulting in a full three quarters of expenses from these operations in 2024, compared to four months in the prior year.

General and Administrative Expenses: For the nine months ended September 30, 2024, general and administrative expenses were $18.3 million, compared to $17.1 million for the same period in 2023, reflecting a marginal increase year-over-year. The increase is primarily attributable to non-cash compensation associated with equity awards.

Unrealized (loss) gain on derivative instruments

The Company assesses risk associated with fluctuating future freight rates and bunker prices, and when appropriate, actively hedges identified economic risk that may impact the operating income of long-term cargo contracts and forward bookings with forward freight agreements and bunkers swaps. The utilization of such derivatives can lead to fluctuations in the Company's reported results from operations on a period-to-period basis as the Company marks these positions to market at the balance sheet date while settlement of the position and execution of the physical transaction may occur at a future date. The Company recognized mark to market losses on bunker swaps of approximately $1.1 million and gains on forward freight agreements (FFAs) of approximately $1.1 million in the nine months ended September 30, 2024. The fair value loss on interest rate derivatives was approximately $1.8 million for the nine months ended September 30, 2024. These losses resulted from changes in the fair value of the derivatives at the respective balance sheet dates.

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

The Company concluded that no triggering event had occurred for the nine months ended September 30, 2024, which would require impairment testing.

During the first quarter of 2023, the Company determined that a triggering event occurred related to the sale of a vessel, as the carrying value exceeded its fair value. On January 18, 2023, the Company signed a memorandum of agreement to sell the m/v Bulk Newport for $8.9 million in net consideration after brokerage commissions. As a result, the Company recorded a loss on sale of $1.2 million in the first quarter of 2023. The Company performed an impairment analysis on each asset group and concluded the estimated undiscounted future cash flows were higher than their carrying amounts and as such, no additional loss on impairment was recognized.

Liquidity and Capital Resources

The Company has historically financed its capital needs through cash flow from operations, common stock issuance, non-controlling interest contributions, and long-term debt and finance leases. Capital has primarily been allocated to operations, vessel acquisitions, and debt servicing. While the Company may pursue additional debt or equity financing as needed, adverse market conditions could limit access to favorable terms, potentially restricting business expansion opportunities.

Since a significant portion of our Company's long-term debt and finance leases have fixed or capped interest rates, the impact of rising interest rates on our earnings is limited.

As of September 30, 2024, and December 31, 2023, the Company’s working capital was $100.3 million and $86.5 million, respectively. This increase mainly reflects strategic refinancing of secured debt and finance leases, which extended maturity dates and improved liquidity over the nine months ending September 30, 2024.

Cash Flows:

The table below summarizes our primary sources and uses of cash for the three months ended September 30, 2024 and 2023. We have derived these summarized statements of cash flows from the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the nine months ended
(In millions)	September 30, 2024	September 30, 2023
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$47.9	$47.7
Changes in operating assets and liabilities, net	(1.5)	(17.8)
Operating activities	46.4	29.9
Investing activities	(57.4)	(25.0)
Financing activities	5.0	(45.9)
Net change	$(5.9)	$(41.0)

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2024 was $46.4 million compared to net cash provided by operating activities of $29.9 million for the nine months ended September 30, 2023. The increase in cash flows from operating activities compared to the previous year was primarily due to better management of working capital, including improved collections of accounts receivable and efficient timing of accounts payable.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024, was $57.4 million compared to $25.0 million for the same period in 2023. The Company purchased two vessels for $57.5 million in the nine months ended September 30, 2024. In comparison, during the nine months ended September 30, 2023, the Company (i) paid $27.0 million for the purchase of one vessel and other vessel improvements and (ii) paid $7.2 million for the net cash acquisition of a port and terminal operation. These uses of cash were partially offset by $8.0 million in net proceeds from the sale of one vessel and cash dividends of $1.6 million from equity method investments.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 was $5.0 million and net cash used in financing activities was $45.9 million during the nine months ended September 30, 2023, respectively. During the nine months ended September 30, 2024, the Company (i) received net proceeds of $35.2 million from long-term debt (comprised of $64.2 million in proceeds offset by $29.0 million in repayments) (ii) made a net repayment of $10.7 million in finance leases (comprised of $18.7 million in payments offset by $8.0 million in finance lease proceeds from finance leases), (iii) paid $13.9 million in cash dividends to its shareholders and $2.3 million in cash dividends to non-controlling interest holders and (iv) paid $2.0 million as payment to non-controlling interest recorded as long-term liability. During the nine months ended September 30, 2023, the Company (i) repaid $12.4 million of long term debt and $12.2 million of finance leases, (ii) paid $13.6 million in cash dividends to its shareholders and $5.0 million in cash dividends to non-controlling interest holders and (iii) paid $2.5 million as payment to non-controlling interest recorded as long-term liability.

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

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels, as well as port & terminal operations. The Company’s owned or partially owned and controlled fleet at September 30, 2024 includes: nine Panamax drybulk carriers (six of which are Ice-Class 1A); nine Supramax drybulk carriers, two Ultramax Ice Class 1C, two Ultramax drybulk carriers, and four Post Panamax Ice Class 1A drybulk vessels.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $3.0 million in the nine months ended September 30, 2024 and 2023. The Company expensed drydocking costs of approximately $233,000 and $356,000, respectively, in the nine months ended September 30, 2024 and 2023.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at September 30, 2024 or December 31, 2023.

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

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the nine months ended September 30, 2024.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

    None.
Item 3 - Defaults Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit No.	Description

10.1	$50 Million Senior Secured Term Loan Facility*

10.2	Amendment No. 1 to $50 Million Senior Secured Term Loan Facility*

10.3	Amendment No. 2 to $50 Million Senior Secured Term Loan Facility*

10.4	Bulk Prudence Corp. Facility Agreement Loan Facility*

10.5	Bulk Friendship Corp. Bareboat Charter Party*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2024.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Mark L. Filanowski
Mark L. Filanowski
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)