Form 10-K/A
period 2023-12-31
Pangaea Logistics Solutions Ltd.
filed 2025-01-13
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

 (Amendment No. 1)

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

EXPLANATORY NOTE

Pangaea Logistics Solutions Ltd. (the “Company”) is filing this amendment to its Annual Report on Form 10-K (this “Form 10-K/A”) for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024 (the “2023 Form 10-K” or the “Original Filing”), solely for the purpose of correcting an administrative error in the certifications filed as Exhibits 31.2 and 32.2 (the “Certifications”) to the 2023 Form 10-K. The Certifications filed with the 2023 Form 10-K contained a typographical error in that they inadvertently referred to a prior year’s annual report on form 10-K of the Company, and the corrected Certifications are being filed as Exhibits 31.2 and 32.2 with this Form 10-K/A. Accordingly, changes to this Form 10-K/A are being made solely to the cover page, the exhibit index, the Certifications and the signature pages.

Except as described above, no changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update any of the other financial information or other information contained in the Original Filing, and except as specifically provided herein, this Form 10-K/A does not reflect any information or events occurring after the date of the Original Filing.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 13, 2025.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Mark L. Filanowski
Mark L. Filanowski
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)

1

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Mark L. Filanowski and Gianni DelSignore and each of them, as attorney-in-fact with full power of substitution and re-substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this annual report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L. Filanowski	Chief Executive Officer and Director	January 13, 2025
Mark L. Filanowski	(Principal Executive Officer)

/s/ Gianni DelSignore	Chief Financial Officer, Principal	January 13, 2025
Gianni DelSignore	Financial and Accounting Officer

/s/ Carl Claus Boggild	Director	January 13, 2025
Carl Claus Boggild

/s/ Richard T. du Moulin	Chairman of the Board, Director	January 13, 2025
Richard T. du Moulin

/s/ Anthony Laura	Director	January 13, 2025
Anthony Laura

/s/ Eric S. Rosenfeld	Director	January 13, 2025
Eric S. Rosenfeld

/s/ David D. Sgro	Director	January 13, 2025
David D. Sgro

/s/ Karen H. Beachy	Director	January 13, 2025
Karen H. Beachy

2

Exhibit no.	Description
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form S-1 filed on February 4, 2015).
3.2	Bye-laws of Company (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form S-1 filed on February 4, 2015.)
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

10.17	Bulk Sachuest Corp. Loan and Security Agreement dated as of October 13, 2022 (incorporated by reference to Exhibit 10.17 of Registrant's Current Report on Form 10-K dated March 15, 2022).
23.1	Consent of Grant Thornton LLP. **
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith
** Previously filed
3