Form 10-Q/A
period 2024-06-30
Pangaea Logistics Solutions Ltd.
filed 2025-01-13
CIK 1606909

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Pangaea Logistics Solutions Ltd. (the “Company”) for the period ended June 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2024 (the “Original Form 10-Q”).

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