Form 10-K
period 2024-12-31
Pangaea Logistics Solutions Ltd.
filed 2025-03-18
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant's Common Stock held by non-affiliates at June 30, 2024 was approximately $243.73 million based on the Nasdaq closing price for such shares on that date. The registrant has no non-voting common equity.

As of March 12, 2025, 65,628,437 shares of Common Shares, $0.0001 par value per share were outstanding.

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

PART I.

ITEM 1. BUSINESS

Introduction

Pangaea Logistics Solutions Ltd. and its subsidiaries (collectively, “Pangaea” or the “Company”) provide seaborne drybulk logistics and transportation services as well as terminal and stevedoring services. Pangaea utilizes its logistics expertise to service a broad base of industrial customers who require the transportation of a wide variety of drybulk cargoes, including grains, coal, iron ore, pig iron, hot briquetted iron, bauxite, alumina, cement clinker, dolomite and limestone. The Company addresses the logistics needs of its customers by undertaking a comprehensive set of services and activities, including cargo loading, cargo discharge, port and terminal operations, vessel chartering, voyage planning, and vessel technical management.

Business overview and Recent Developments

The Company provides ocean transportation services to clients utilizing an ocean-going fleet of motor vessels ("m/v") in the Handymax, Supramax, Ultramax and Panamax and Post-Panamax segments. At any time, this fleet may be comprised of a total of 45-60 vessels that are owned or chartered-in on a short-term basis. Following the Company’s acquisition of 15 handy size dry bulk carries on December 30, 2024 pursuant to its acquisition of Renaissance Holdings LLC, a wholly owned subsidiary of Strategic Shipping Inc. (“SSI”), the Company owned 41 vessels as of December 31, 2024 which were wholly-owned or partially-owned through joint ventures. The Company uses this fleet to transport approximately 22 million tons of cargo annually to nearly 225 ports around the world, averaging approximately 48 vessels in service daily in 2024 and 46 during 2023.

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

The Company employs the technical management services of Seamar Management S.A. which is 51% owned by the Company, and Bernard Schulte Ship Managment, a third party, for its ice class 1A fleet and M.T.M Ship Management, a related party, for its Handysize fleet.

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

•Expand capacity and flexibility by renewing its owned fleet.. The Company is continually looking to acquire additional high-quality vessels suited for its business strategy, the needs of its customers and growth opportunities the Company identifies. The Company believes that its experience as a reliable and serious counterparty in the purchase and sale market for second-hand vessels positions it as a candidate for acquisition of high quality vessels. The Company currently controls (owns or has an ownership interest in) a fleet of 41 bulk carriers as of March 17, 2025. The current fleet includes six Ice-Class 1A Panamax, four Post Panamax Ice Class 1A, three Panamax, two Ultramax Ice Class 1C, two Ultramax, nine Supramax drybulk vessels and fifteen Handysize vessels.

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

Competitive Strengths

The Company believes that it possesses a number of competitive strengths in its industry, including:

•Expertise in certain niche markets and routes. The Company has developed expertise and a major presence in selected niche markets and less commoditized routes, especially the Baltic Sea in winter, ice laden northern atlantic ports in the summer, and the trade route between Jamaica and the United States, as well as selected ports, particularly in Newfoundland and Baffin Island. The Company believes that there is less competition to carry “minor,” as compared to traditional “major,” bulk cargoes, and, similarly, that there is less competition on less commoditized routes. The Company believes that its experience in carrying a wide range of cargoes and transiting less common routes and ports increases its likelihood of securing higher rates and margins than those available for more commoditized cargoes and routes. The Company believes it operates assets well suited to certain of these routes, including its Ice-Class 1A Panamax, Post Panamax Ice Class 1A and Ice-Class 1C Ultramax vessels. The ice-class fleet has historically produced margins that are superior to the average market rate.

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

The Company provides logistics services and commercially manages its fleet primarily from offices in Newport, Rhode Island, Copenhagen, Denmark, South Port, Connecticut, and Singapore. Logistics services and commercial management include identifying cargo for transportation, voyage planning, managing relationships, identifying vessels to charter in, and operating such vessels.

The technical management of the Company’s non ice class Panamax vessels as well as our Supramax and Ultramax vessels are performed in-house by our 51% owned joint venture, Seamar Management, S.A.. The Company’s technical management personnel have experience in the complexities of oceangoing vessel operations, including the supervision of maintenance, repairs, improvements, drydocking and crewing. The technical management for the Company’s chartered-in vessels is performed by each respective third party ship owner.

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

The Company’s core offering is the safe, reliable, and timely loading, carriage, and discharge of cargoes for customers. This offering requires identifying customers, agreeing on the terms of service, selecting a vessel to undertake the voyage, working with port personnel to load and discharge cargo, and documenting the transfers of title upon loading or discharge of the cargo. As a result, the Company spends significant time and resources to identify and retain customers and source potential cargoes in its areas of operation. To further expand its customer base and potential cargoes, the Company has developed expertise in servicing ports and routes subject to severe ice conditions.

As of March 17, 2025, the Company operates its fleet of 41 owned or partially owned vessels, which are described in the table below:

Vessel Name	Type	DWT	Year Built	Yard
m/v Bulk Endurance	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding
m/v Bulk Destiny	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding
m/v Nordic Oasis	Panamax (Ice Class 1A)	76,180	2016	Oshima Shipbuilding
m/v Nordic Olympic	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding
m/v Nordic Odin	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding
m/v Nordic Oshima	Panamax (Ice Class 1A)	76,180	2014	Oshima Shipbuilding
m/v Nordic Orion	Panamax (Ice Class 1A)	75,603	2011	Oshima Shipbuilding
m/v Nordic Odyssey	Panamax (Ice Class 1A)	75,603	2010	Oshima Shipbuilding
m/v Bulk Valor	Supramax	58,105	2013	Tsuneishi Heavy Industries (Cebu)
m/v Bulk Friendship	Supramax	58,738	2011	Nantong Cosco Kawasaki HI
m/v Bulk Brenton	Supramax	57,676	2016	Tsuneishi (Cebu)
m/v Bulk Friendship	Supramax	57,676	2016	Tsuneishi (Cebu)
m/v Bulk Sachuest	Supramax	55,618	2010	Hyundai Vinashin
m/v Bulk Spirit	Supramax	52,950	2009	Oshima Shipbuilding
m/v Bulk Independence	Supramax	56,548	2008	Yokohama
m/v Bulk Pride	Supramax	58,749	2008	Tsuneishi Group (Zhoushan) Shipbuilding Inc.
m/v Bulk Freedom	Supramax	52,454	2005	Tsuneishi Shipbuilding Co. Ltd.
m/v Bulk Prudence	Ultramax	61,330	2014	Imabari Shipbuilding
m/v Bulk Courageous	Ultramax	61,393	2013	Imabari Shipbuilding Company Limited (Imabari)
m/v Bulk Promise	Panamax	78,228	2013	Shin Kurushima Toyohashi Shipbuilding Company Limited
m/v Bulk Concord	Panamax	76,600	2009	Shin Kasado Dockyard Co. Ltd
m/v Bulk Xaymaca (1)	Panamax	76,561	2006	Imabari SB Marugame
m/v Nordic Nuluujaak	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
m/v Nordic Qinngua	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
m/v Nordic Sanngijuq	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
m/v Nordic Siku	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
m/v Strategic fortitude	Handysize	37,829	2016	Imabari Shipyard, Japan
m/v Strategic resolve	Handysize	38,872	2015	CSIC: Shanhaiguan Shipyard, China
m/v Strategic explorer	Handysize	39,879	2015	CSIC: Tianjin Xingang SB, China
m/v Strategic entity	Handysize	39,880	2015	CSIC: Tianjin Xingang SB, China
m/v Strategic synergy	Handysize	39,865	2014	CSIC: Tianjin Xingang SB, China
m/v Strategic alliance	Handysize	39,848	2014	CSIC: Tianjin Xingang SB, China
m/v Strategic unity	Handysize	39,820	2014	CSIC: Tianjin Xingang SB, China
m/v Strategic harmony	Handysize	39,879	2014	CSIC: Tianjin Xingang SB, China
m/v Strategic equity	Handysize	39,839	2014	CSIC: Tianjin Xingang SB, China
m/v Strategic venture	Handysize	39,784	2014	CSIC: Tianjin Xingang SB, China
m/v Strategic savannah	Handysize	35,542	2013	Taizhou Maple Leaf, China
m/v Strategic spirit	Handysize	37,190	2012	Hyundai Mipo, Korea
m/v Strategic vision	Handysize	37,186	2012	Hyundai Mipo, Korea
m/v Strategic tenacity	Handysize	36,851	2012	Hyundai Vinashin, Vietnam
m/v Strategic endeavor	Handysize	33,013	2010	Zhejiang Zhenghe Shipbuilding, China
(1) Formerly known as m/v Bulk PODS
The Company owns its vessels through separate wholly-owned subsidiaries and through joint venture entities with other owners, which the Company consolidates as variable interest entities in its consolidated financial statements.

On September 23, 2024, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Strategic Shipping Inc. (“SSI”), Renaissance Holdings LLC, a wholly-owned subsidiary of SSI (“Renaissance”), and Renaissance Merger Sub LLC, a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which Renaissance merged with and into Merger Sub, after which the separate existence of Merger Sub ceased and Renaissance became a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, on December 30, 2024, the Company acquired fifteen handy-size dry bulk vessels from SSI. Prior to the consummation of the Merger, the Company and SSI entered into an Investor and Registration Rights Agreement (the “Investor Agreement”) pursuant to which the Company registered the

Common Shares issued to SSI in the Merger, together with other common shares held by SSI that were acquired after the Merger in open market transactions, for resale pursuant to a registration statement under the Securities Act which was declared effective on January 30, 2025. The Investor Agreement also provides SSI with certain pre-emptive rights and the right to designate up to two members to the Company’s board of directors. In connection with the Transaction and in accordance with the Merger Agreement, the Company issued to SSI an aggregate of 18,059,342 shares of its common stock.

For more information, please see our Merger Agreement filed as exhibit 10.16 hereto, and our Investor Agreement attached hereto as exhibit 10.17 to this annual report.

In September 2019, the Company entered into an LLC agreement for the formation of NBP, that, at inception is owned 75% by the Company and 25% by an independent third party. NBP was established for the purpose of constructing and owning four new-build ice class post-Panamax vessels. The Company took delivery of Nordic Nuluujaak, Nordic Qinngua, Nordic Sanngijuq and Nordic Siku during the second quarter through fourth quarters of 2021. The independent third party made additional contribution which increased their ownership interest in NBP to 50% at December 31, 2023. On October 3, 2024, Pangaea Logistics Solutions Ltd. entered into a definitive agreement to purchase the remaining 50% equity of Nordic Bulk Partners LLC from HS Nordic LLC for $19.18 million in cash. The transaction was finalized on November 6, 2024, giving Pangaea full ownership of Nordic Bulk Partners. This acquisition grants Pangaea 100% control over Nordic Bulk Partners.

The Company operates a variety of chartered-in drybulk carriers in addition to its owned vessels. These chartered-in vessels, including Panamax, Supramax, Ultramax, Handymax, and Handysize vessels, play a significant role in the Company's operations. The Company employed an average of 48 vessels at any one time during 2024 and 46 in 2023. In 2024, the Company owned interests in 41 vessels and chartered in another 216 for one or more voyages. In 2023, the Company owned interests in 26 vessels and chartered in another 185 for one or more voyages. The Company generally charters in third-party vessels for periods of less than nine months and, in most cases, less than six months. Chartered-in contracts are negotiated through third-party brokers, who are paid commission on a percentage of charter cost. The Company believes that shorter-term charters afford it flexibility to match its variable costs to its customers’ service requirements and to respond quickly to market volatility. The Company also believes that this combination of owned and chartered-in vessels helps it to more efficiently match its customer demand than the Company could with only owned vessels or an entirely chartered-in fleet.

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

As of March 17, 2025, the Company’s significant subsidiaries are as follows:

Company Name	Country of Organization	Proportion of Ownership Interest	Footnote
Americas Bulk Transport (BVI) Limited	British Virgin Islands	100%	(A)
Phoenix Bulk Management Bermuda Limited	Bermuda	100%	(B)
Pangaea Logistics Solutions (BVI) Limited (“Pangaea BVI”)	British Virgin Islands	100%	(C)
Bulk Ocean Shipping Company (Bermuda) Ltd.	Bermuda	100%	(D)
Phoenix Bulk Carriers (US) LLC	Delaware	100%	(E)
Allseas Logistics Bermuda Ltd.	Bermuda	100%	(F)
Bulk Trident Ltd. (“Bulk Trident”)	Bermuda	100%	(G)
Pangaea Logistics Solutions Denmark A/S. ("Pangaea Denmark") (formerly known as Nordic Bulk Carriers A/S)	Denmark	100%	(H)
Nordic Bulk Ventures (Cyprus) Limited ("NBV")	Cyprus	100%	(H)
109 Long Wharf LLC (“Long Wharf”)	Delaware	100%	(I)
Bulk Nordic Oshima (MI) Corp. (“Bulk Oshima”)	Marshall Islands	67%	(J)
Bulk Nordic Odin (MI) Corp. (“Bulk Odin”)	Marshall Islands	67%	(J)
Bulk Nordic Olympic (MI) Corp. (“Bulk Olympic”)	Marshall Islands	67%	(J)
Bulk Nordic Oasis (MI) Corp.. (“Bulk Oasis”)	Marshall Islands	67%	(J)
Bulk Nordic Odyssey Corp. (MI) ("Bulk Odyssey")	Marshall Islands	67%	(J)
Bulk Nordic Orion Corp. (MI) ("Bulk Orion")	Marshall Islands	67%	(J)
Nordic Bulk Holding Company Ltd. (“NBHC”)	Bermuda	67%	(L)

Company Name	Country of Organization	Proportion of Ownership Interest	Footnote
Bulk Courageous Corp. ("Bulk Courageous")	Marshall Islands	100%	(G)
Bulk Phoenix Ltd. ("Bulk Newport")	Bermuda	100%	(G)
Bulk Valor Corp. ("Bulk Valor")	Marshall Islands	100%	(G)
Bulk Promise Corp. ("Bulk Promise")	Marshall Islands	100%	(G)
Bulk Nordic Five Ltd. (“Five”)	Bermuda	100%	(G)
Bulk Nordic Seven LLC (“Seven”)	Marshall Islands	100%	(G)
Bulk Nordic Eight LLC (“Eight”)	Marshall Islands	100%	(G)
Bulk Nordic Nine LLC (“Nine”)	Marshall Islands	100%	(G)
Bulk Nordic Ten LLC (“Ten”)	Marshall Islands	100%	(G)
Nordic Bulk Partners LLC (“NBP”)	Marshall Islands	100%	(M)
Nordic Bulk Ventures Holding Company Ltd. (“BVH”)	Bermuda	100%	(K)
Bulk Freedom Corp. ("Bulk Freedom")	Marshall Islands	100%	(G)
Bulk Pride Corp. ("Bulk Pride")	Marshall Islands	100%	(G)
Bulk Independence Corp. ("Bulk Independence")	Marshall Islands	100%	(G)
Bulk Friendship Corp. ("Bulk Friendship")	Marshall Islands	100%	(G)
Phoenix Bulk 25 Corp. ("Phoenix Bulk 25")	Marshall Islands	100%	(G)
Bulk Endurance (MI) Corp. (“Bulk Endurance")	Marshall Islands	100%	(G)
Bulk Brenton (MI) Corp. (“Bulk Brenton")	Marshall Islands	100%	(G)
Bulk Patience (MI) Corp. (“Bulk Patience")	Marshall Islands	100%	(G)
Bulk Sachuest Corp. ("Bulk Sachuest")	Marshall Islands	100%	(G)
Bulk Prudence Corp. ("Bulk Prudence")	Marshall Islands	100%	(G)
Venture Logistics NL Inc. ("VLNL")	Canada	50%	(N)
Flintstone Ventures Limited ("FVL")	Newfoundland and Labrador	100%	(O)
Seamar Management S.A.	Greece	51%	(P)
Bulk PODS Ltd. ("Bulk PODS")	Marshall Islands	100%	(G)
Bulk Spirit Ltd. ("Bulk Spirit")	Marshall Islands	100%	(G)
Pangaea Logistics Solutions Singapore Pte. Ltd.	Singapore	100%	(H)
Narragansett Bulk Carriers (US) Corp.	Rhode Island	100%	(H)
Patriot Stevedoring & Logistics, LLC	Massachusetts	50%	(Q)
Bay Stevedoring LLC	Delaware	100%	(R)
Pangaea Logistics Solutions (US) LLC ("PANL US")	Delaware	100%	(S)
Pangaea Baltimore LLC	Delaware	100%	(R)
Pangaea Port Everglades LLC	Delaware	100%	(R)
Pangaea Florida LLC	Delaware	100%	(R)
Pangaea Texas LLC	Texas	100%	(R)
Renaissance Holdings LLC	Marshall Islands	100%	(A)
RHI Alliance Pte. Ltd. (“SBC Alliance”)	Singapore	100%	(G)
RHI Synergy Pte. Ltd. (“SBC Synergy”)	Singapore	100%	(G)
RHI Unity Pte. Ltd. (“SBC Unity”)	Singapore	100%	(G)
RHI Fortitude Pte. Ltd. (“SBC Fortitude”)	Singapore	100%	(G)
RHI Savannah Pte. Ltd. (“SBC Savannah”)	Singapore	100%	(G)
RHI Tenacity Pte. Ltd. (“SBC Tenacity”)	Singapore	100%	(G)
SBC Endeavor LLC ("SBC Endeavor")	Marshall Islands	100%	(G)
SBC Endeavor Pte. Ltd. ("SBC Endeavor")	Singapore	100%	(G)
SBC Resolve LLC ("SBC Resolve")	Marshall Islands	100%	(G)
SBC Resolve Pte. Ltd. ("SBC Resolve")	Singapore	100%	(G)
SBC Vision LLC ("SBC Vision")	Marshall Islands	100%	(G)
SBC Vision Pte. Ltd. ("SBC Vision")	Singapore	100%	(G)
SBC Explorer LLC ("SBC Explorer")	Marshall Islands	100%	(G)
SBC Explorer Pte. Ltd. ("SBC Explorer")	Singapore	100%	(G)
SBC Entity LLC ("SBC Entity")	Marshall Islands	100%	(G)
SBC Entity Pte. Ltd. ("SBC Entity")	Singapore	100%	(G)
SBC Spirit LLC ("SBC Spirit")	Marshall Islands	100%	(G)

Company Name	Country of Organization	Proportion of Ownership Interest	Footnote
SBC Spirit Pte. Ltd. ("SBC Spirit")	Singapore	100%	(G)
SBC Venture Pte. Ltd. ("SBC Venture")	Singapore	100%	(G)
SBC Equity Pte. Ltd. ("SBC Equity")	Singapore	100%	(G)
SBC Harmony Pte. Ltd. ("SBC Harmony")	Singapore	100%	(G)

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
(K)The primary purpose of this entity is to hold the Company's interest in vessel owning companies.
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
(P)This entity is the technical manager of 16 vessels owned and operated by the Company.
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

The Company employs approximately 170 shore-based personnel and has approximately 900 independently contracted seagoing personnel on its owned vessels. The shore-based personnel are employed in the United States, Athens, Copenhagen and Singapore.

Competition

The Company operates in markets that are highly competitive and based primarily on supply and demand for ocean transport of drybulk commodities. The Company competes for COAs on the basis of service, price, route history, size, age and condition of the vessel and for charters on the basis of service, price, vessel availability, size, age and condition of the vessel, as well as on its reputation as an owner and operator. The Company principally competes with owners and operators of Panamax, Supramax, Ultramax, Handymax and Handysize bulk carriers. The Company attempts to differentiate itself from other owners and operators by extending its services to support more of its customers' supply chains and concentrates on established niche markets.

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

Air Emissions

In September of 1997, the IMO adopted Annex VI to MARPOL to address air pollution from vessels. Effective May 2005, Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from all commercial vessel exhausts and prohibits “deliberate emissions” of “ozone depleting substances,” defined to include certain halons and chlorofluorocarbons. Deliberate emissions are not limited to times when the ship is at sea; they can for example include discharges occurring in the course of the ship’s repair and maintenance. Emissions of “volatile organic compounds” from certain tankers, and the shipboard incineration (from incinerators installed after January 1, 2000) of certain substances (such as polychlorinated biphenyls (PCBs)) are also prohibited. Annex VI also includes a global cap on the sulfur content of fuel oil (see below).

The IMO’s Marine Environment Protection Committee, or MEPC, adopted amendments to Annex VI regarding emissions of sulfur oxide, nitrogen oxide, particulate matter and ozone depleting substances, which entered into force on July 1, 2010. The Amended Annex VI seeks to further reduce air pollution by, among other things, implementing a progressive reduction of the amount of sulfur contained in any fuel oil used onboard ships. On October 27, 2016, MEPC 70 agreed to implement a global 0.5% m/m sulfur oxide emissions limit (reduced from 3.50%) starting from January 1, 2020. This limitation can be met by using low-sulfur compliant fuel oil, alternative fuels, or certain exhaust gas cleaning systems. Ships are now required to obtain bunker delivery notes and International Air Pollution Prevention (“IAPP”) Certificates from their flag states that specify sulfur content. Additionally, at MEPC 73, amendments to Annex VI to prohibit the carriage of bunkers above 0.5% sulfur on ships were adopted and took effect March 1, 2020, with the exception of vessels fitted with exhaust gas cleaning equipment ("scrubbers") which can carry fuel of higher sulfur content. These regulations subject ocean-going vessels to stringent emissions controls, and may cause us to incur substantial costs, including those related to the purchase, installation and operation of scrubbers and the purchase of compliant fuel oil.

Sulfur content standards are even stricter within certain “Emission Control Areas,” or (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1% m/m. The amended Annex VI establishes procedures for designating new ECAs. Currently, the IMO has designated five ECAs, including specified portions of the Baltic Sea area, Mediterranean Sea area, North Sea area, North American area and United States Caribbean area. The

Mediterranean Sea became an ECA on May 1, 2024, and compliance obligations will begin May 1, 2025. Ocean-going vessels in these areas will be subject to stringent emission controls and may cause us to incur additional costs. Certain ports in which our vessels call, including China and Singapore, are currently or may become subject to local regulations that impose stricter emission controls. In July 2023, MEPC 80 announced three new ECA proposals, including the Canadian Arctic waters and the North-East Atlantic Ocean, which were adopted in draft amendments to Annex IV that will enter into force in March 2026. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations. Refer to “Capital Expenditures” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and “We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures or subject us to increased liability” in Item 1A. Risk Factors for further details of our plan for compliance and potential costs.

The amended Annex VI also established new tiers of stringent nitrogen oxide emissions standards for marine diesel engines, depending on their date of installation. Tier III Nitrogen Oxide (NOx) standards were designed for the control of NOx produced by vessels and apply to ships that operate in the North American and U.S. Caribbean Sea ECAs with marine diesel engine installed and constructed on or after January 1, 2016. Tier III requirements could apply to additional areas designated for Tier III NOx in the future. At MEPC 70 and MEPC 71, the MEPC approved the North Sea and Baltic Sea as ECAs for nitrogen oxide for ships built on or after January 1, 2021. The EPA promulgated equivalent (and in some senses stricter) emissions standards in 2010 and we are compliant with the Tier I and Tier II requirements for NOx emissions under the EPA standards and Annex VI. We do not currently own any vessels subject to the Tier III requirements, although we may acquire such vessels in the future. As a result of these designations or similar future designations, we may be required to incur additional operating or other costs.

At MEPC 70, Regulation 22A of MARPOL Annex VI became effective as of March 1, 2018 and requires ships above 5,000 gross tonnage to collect and report annual data on fuel oil consumption to an IMO database, with the first year of data collection having commenced on January 1, 2019. The IMO used such data as part of its initial roadmap (through 2023) for developing its strategy to reduce greenhouse gas emissions from ships, as discussed further below.

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

Additionally, in 2022, MEPC amended Annex VI to impose new regulations to reduce greenhouse gas emissions from ships. These amendments introduce requirements to assess and measure the energy efficiency of all ships and set the required attainment values, with the goal of reducing the carbon intensity of international shipping. The requirements include (1) a technical requirement to reduce carbon intensity based on a new Energy Efficiency Existing Ship Index (“EEXI”), and (2) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). The attained EEXI is required to be calculated for ships of 400 gross tonnage and above, in accordance with different values set for ship types and categories. With respect to the CII, the draft amendments would require ships of 5,000 gross tonnage to document and verify their actual annual operational CII achieved against a determined required annual operational CII. All ships above 400 gross tonnage must also have an approved SEEMP on board. For ships above 5,000 gross tonnage, the SEEMP needs to include certain mandatory content. That same year, MEPC 75 amended MARPOL Annex I to prohibit the use and carriage for use as fuel of heavy fuel oil (“HFO”) by ships in Arctic waters on and after July 1, 2024. In 2021, MEPC 77 adopted a non-binding resolution which urges Member States and ship operators to voluntarily use distillate or other cleaner alternative fuels or methods of propulsion that are safe for ships and could contribute to the reduction of Black Carbon emissions from ships when operating in or near the Arctic.

MEPC 79 adopted amendments to MARPOL Annex VI, Appendix IX to include the attained and required CII values, the CII rating and attained EEXI for existing ships in the required information to be submitted to the IMO Ship Fuel Oil Consumption Database. MEPC 79 also revised the EEDI calculation guidelines to include a CO2 conversion factor for ethane, a reference to the updated ITCC guidelines, and a clarification that in case of a ship with multiple load line certificates, the maximum certified summer draft should be used when determining the deadweight. The amendments entered into force on May 1, 2024. In July 2023, MEPC 80 approved the plan for reviewing CII regulations and guidelines, which must be completed at the latest by January 1, 2026. This review commenced at MEPC 82 in Fall 2024, and there will be no immediate changes to the CII framework, including correction factors and voyage adjustments, before the review is completed.

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

Under Chapter IX of the SOLAS Convention, or the International Safety Management Code for the Safe Operation of Ships and for Pollution Prevention (the “ISM Code”), our operations are also subject to environmental standards and requirements. The ISM Code requires the party with operational control of a vessel to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and for responding to emergencies. We rely upon the safety management system that we and our technical management team have developed for compliance with the ISM Code. The failure of a vessel owner or bareboat charterer to comply with the ISM Code may subject such party to increased liability, may decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

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

Amendments to the SOLAS Convention Chapter VII apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code (“IMDG Code”). Effective January 1, 2018, the IMDG Code includes (1) the provisions for radioactive material, reflecting the latest provisions from the International Atomic Energy Agency, (2) marking, packing and classification requirements for dangerous goods, and (3) mandatory training requirements. Amendments that took effect on January 1, 2020, also reflect the latest material from the UN Recommendations on the Transport of Dangerous Goods, including (1) provisions regarding IMO type 9 tank, (2) abbreviations for segregation groups, and (3) special provisions for carriage of lithium batteries and of vehicles powered by flammable liquid or gas. Additional amendments, which came into force on June 1, 2022, include (1) addition of a definition of dosage rate, (2) additions to the list of high consequence dangerous goods, (3) new provisions for medical/clinical waste, (4) addition of various ISO standards for gas cylinders, (5) a new handling code, and (6) changes to stowage and segregation provisions. The newest edition of the IMDG Code took effect on January 1, 2024, although the changes are largely incremental.

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

The MEPC maintainsguidelines for approval of ballast water management systems (G8). At MEPC 72, amendments were adopted to extend the date existing vessels are subject to certain ballast water standards. Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. The standards have been in force since 2019, and for most ships, compliance with the D-2 standard involved installing on-board systems to treat ballast water and eliminate unwanted organisms. Ballast water management systems, which include systems that make use of chemical, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the ballast water, must be approved in accordance with IMO Guidelines (Regulation D-3). Since September 8, 2024, all ships have been required to meet the D-2 standard. Costs of compliance with these regulations may be substantial. Additionally, in November 2020, MEPC 75 adopted amendments to the BWM Convention which would require a commissioning test of the ballast water management system for the initial survey or when performing an additional survey for retrofits. This analysis will not apply to ships that already have an installed BWM system certified under the BWM Convention. These amendments entered into force on June 1, 2022. In December 2022, MEPC 79 agreed that it should be permitted to use ballast tanks for temporary storage of treated sewage and grey water. MEPC 79 also established that ships are expected to return to D-2 compliance after experiencing challenging uptake water and bypassing a BWM system should only be used as a last resort.

In July 2023, MEPC 80 approved a plan for a comprehensive review of the BWM Convention over the next three years and the corresponding development of a package of amendments to the Convention. MEPC 80 also adopted further amendments relating to Appendix II of the BWM Convention concerning the form of the Ballast Water Record Book, which are expected to enter into force in February 2025. A protocol for ballast water compliance monitoring devices and unified interpretation of the form of the BWM Convention certificate were also adopted. In March 2024, MEPC 81 adopted amendments to the BWM Convention concerning the use of Ballast Water Record Books in electronic form, which are expected to enter into force in October 2025. Pursuant to the ongoing review, in Fall 2024, MEPC 82 approved the 2024 Guidance on ballast water record keeping and reporting and the 2024 Guidance for Administrations on the type approval process for ballast water management systems to support harmonized evaluation by Administrations.

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

Compliance Enforcement

Noncompliance with the ISM Code or other IMO regulations may subject the ship owner or bareboat charterer to increased liability, may lead to decreases in available insurance coverage for affected vessels and may result in the denial of access to, or detention in, some ports. The USCG and European Union authorities prohibit vessels not in compliance with the ISM Code by applicable deadlines from trading in U.S. and European Union ports, respectively. As of the date of this report, each of our vessels is ISM Code certified. However, there can be no assurance that such certificates will be maintained in the future. The IMO continues to review and introduce new regulations. It is impossible to predict what additional regulations, if any, may be passed by the IMO and what effect, if any, such regulations might have on our operations.

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

The U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act

The Oil Pollution Act of 1990, ("OPA"), established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade or operate within the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States’ territorial sea and its 200 nautical mile exclusive economic zone around the United States. The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea. OPA and CERCLA both define “owner and operator” in the case of a vessel as any person owning, operating or chartering by demise, the vessel. Both OPA and CERCLA impact the Company’s operations.

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

These limits of liability do not apply if an incident was proximately caused by the violation of an applicable U.S. federal safety, construction or operating regulation by a responsible party (or its agent, employee or a person acting pursuant to a contractual relationship), or a responsible party’s gross negligence or willful misconduct. The limitation on liability similarly does not apply if the responsible party fails or refuses to (i) report the incident as required by law where the responsible party knows or has reason to know of the incident; (ii) reasonably cooperate and assist as requested in connection with oil removal activities; or (iii) without sufficient cause, comply with an order issued under the Federal Water Pollution Act (Section 311 (c), (e)) or the Intervention on the High Seas Act.

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

OPA and CERCLA each preserve the right to recover damages under existing law, including maritime tort law. OPA and CERCLA both require owners and operators of vessels to establish and maintain with the U.S. Coast Guard evidence of financial responsibility sufficient to meet the maximum amount of liability to which the particular responsible person may be subject. Vessel owners and operators may satisfy their financial responsibility obligations by providing a proof of insurance, a surety bond, qualification as a self-insurer or a guarantee.

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

OPA specifically permits individual states to impose their own liability regimes with regard to oil pollution incidents occurring within their boundaries, provided they accept, at a minimum, the levels of liability established under OPA. Some states have enacted legislation providing for unlimited liability for oil spills, and many U.S. states that border a navigable waterway have enacted environmental pollution laws that impose strict liability on a person for removal costs and damages resulting from a discharge of oil or a release of a hazardous substance. Moreover, some states have enacted legislation providing for unlimited liability for discharge of pollutants within their waters, although in some cases, states which have enacted such legislation have not yet issued implementing regulations defining vessel owners’ responsibilities under these laws. These laws may be more stringent than U.S. federal law. The Company intends to comply with all applicable state regulations in the ports where its vessels call. The Company believes that it is in substantial compliance with all applicable existing state requirements. In addition, the Company intends to comply with all future applicable state regulations in the ports where its vessels call.

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

The EPA and the USCG have also enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial costs, and/or otherwise restrict our vessels from entering U.S. Waters. The EPA will regulate these ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters pursuant to the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018 and replaces the 2013 Vessel General Permit (“VGP”) program (which authorizes discharges incidental to operations of commercial vessels and contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, stringent requirements for exhaust gas scrubbers, and requirements for the use of environmentally acceptable lubricants) and current Coast Guard ballast water management regulations adopted under the U.S. National Invasive Species Act (“NISA”), such as mid-ocean ballast exchange programs and installation of approved USCG technology for all vessels equipped with ballast water tanks bound for U.S. ports or entering U.S. waters. VIDA establishes a new framework for the regulation of vessel incidental discharges under Clean Water Act (CWA), requires the EPA to develop performance standards for those discharges within two years of enactment, and requires the U.S. Coast Guard to develop implementation, compliance, and enforcement regulations within two years of EPA’s promulgation of standards. On September 24, 2024, the EPA finalized its rule on Vessel Incidental Discharge Standards of Performance, which means that the USCG must now develop corresponding regulations regarding ballast water within two years of that date. Under VIDA, all provisions of the 2013 VGP and USCG regulations regarding ballast water treatment remain in force and effect until the EPA and U.S. Coast Guard regulations are finalized. Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the VGP, including submission of a Notice of Intent (“NOI”) or retention of a PARI form and submission of annual reports. We have submitted NOIs for our vessels where required. Compliance with the EPA, U.S. Coast Guard and state regulations could require the installation of ballast water treatment equipment on our vessels or the implementation of other port facility disposal procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

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

On September 15, 2020, the European Parliament voted to include greenhouse gas emissions from the maritime sector in the European Union’s carbon market, the EU Emissions Trading System (“EU ETS”) as part of its “Fit-for-55” legislation to reduce net greenhouse gas emissions by at least 55% by 2030 as compared to 1990 levels. This will require shipowners to buy permits to cover these emissions. On December 18, 2022, the Environmental Council and European Parliament agreed to include maritime shipping emissions within the scope of the EU ETS on a gradual introduction of obligations for shipping companies to surrender allowances equivalent to a portion of their carbon emissions: 40% for verified emissions from 2024, 70% for 2025 and 100% for 2026. Most large vessels will be included in the scope of the EU ETS from the start. Big offshore vessels of 5,000 gross tonnage and above will be included in the 'MRV' on the monitoring, reporting and verification of CO2 emissions from maritime transport regulation from 2025 and in the EU ETS from 2027. General cargo vessels and off-shore vessels between 400-5,000 gross tonnage will be included in the MRV regulation from 2025 and their inclusion in EU ETS will be reviewed in 2026. Furthermore, starting from January 1, 2026, the ETS regulations will expand to include emissions of two additional greenhouse gases: nitrous oxide and methane. Compliance with the Maritime EU ETS will result in additional compliance and administration costs to properly incorporate the provisions of the Directive into our business routines. A

Additionally, on July 25, 2023, the European Council of the European Union adopted the Maritime Fuel Regulation under the Fuel EU Initiative of its “Fit-for-55” package which sets limitations on the acceptable yearly greenhouse gas intensity of the energy used by covered vessels. Among other things, the Maritime Fuel Regulation requires that greenhouse gas emissions from covered vessels are reduced by 2% starting January 1, 2025, with additional reductions contemplated every five years (up to 80% from January 1, 2050).

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

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol of the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions. International negotiations are continuing with respect to a successor to the Kyoto Protocol, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016 and does not directly limit greenhouse gas emissions from ships. The U.S. initially entered into the agreement, but on June 1, 2017, the Trump administration announced that the United States intended to withdraw from the Paris Agreement, and the withdrawal became effective on November 4, 2020. On January 20, 2021, the Biden administration issued an executive order to rejoin the Paris Agreement, which the U.S. officially rejoined on February 19, 2021. In January 2025, President Trump signed an executive order to begin the withdrawal of the United States from the Paris Agreement.

At MEPC 70 and MEPC 71, a draft outline of the structure of the initial strategy for developing a comprehensive IMO strategy on reduction of greenhouse gas emissions from ships was approved. In accordance with this roadmap, in April 2018, nations at the MEPC 72 adopted an initial strategy to reduce greenhouse gas emissions from ships. The initial strategy identifies “levels of ambition” to reduce greenhouse gas emissions, and notes that technological innovation, alternative fuels and/or energy sources for international shipping will be integral to achieve the ambitions. At MEPC 77, the Member States agreed to initiate the revision of the Initial IMO Strategy on Reduction of GHG emissions from ships, recognizing the need to strengthen the “levels of ambition.” In July 2023, MEPC 80 adopted the 2023 IMO Strategy on Reduction of GHG Emissions from Ships, which builds upon the initial strategy’s levels of ambition. The revised levels of ambition include (1) further decreasing the carbon intensity from ships through improvement of energy efficiency; (2) reducing carbon intensity of international shipping; (3) increasing adoption of zero or near-zero emissions technologies, fuels, and energy sources; and (4) achieving net zero GHG. Furthermore, the following indicative checkpoints were adopted in order to reach net zero GHG emissions from international shipping: i) reduce the total annual greenhouse gas emissions from international shipping by at least 20%, striving for 30%, by 2030, compared to 2008 levels; and ii). reduce the total annual greenhouse gas emissions from international shipping by at least 70%, striving for 80%, by 2040, compared to 2008 levels. In March 2024, MEPC 81 further developed the goal-based marine fuel standard regulating the phased reduction of marine fuel's GHG intensity as part of its mid-term measures. In Fall 2024, MEPC 82 made further progress on the development of these mid-term measures, and the Committee is expected to approve amendments at MEPC 83 (Spring 2025) for adoption in October 2025. These regulations could cause us to incur additional substantial expenses.

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. Starting in January 2018, large ships over 5,000 gross tonnage calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information. Under the European Climate Law, the EU committed to reduce its net greenhouse gas emissions by at least 55% by 2030 through its “Fit-for-55” legislation package. As part of this initiative, the European Union’s carbon market, EU ETS has been extended to cover CO2 emissions from all large ships entering EU ports starting January 2024..

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources, and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, the Trump administration issued an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions, and on August 13, 2020, the EPA released rules rolling back standards to control methane and volatile organic compound emissions from new oil and gas facilities. In early 2021, the Biden administration directed the EPA to publish a proposed rule suspending, revising, or rescinding certain of these rules. The resulting final rule was issued in December 2023. Such rules may be subject to revision or revocation following the change in federal administration beginning in 2025. The EPA or individual states could enact these or other environmental regulations that could affect our operations.

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

The Company expects to perform nine special surveys in 2025 at an aggregate total cost of approximately $13.0 million. The Company expects to perform four intermediate surveys in 2025 at an aggregate total cost of approximately $1.5 million. The Company estimates that offhire related to the surveys and related repair work is ten to twenty days per vessel, depending on the size and condition of the vessel.

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

The Company’s current protection and indemnity insurance coverage for pollution is $1.0 billion per vessel per incident. The 12 P&I Associations that comprise the International Group insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. As a member of a P&I Association, which is a member of the International Group, the Company is subject to calls payable to the associations based on the group’s claim records as well as the claim records of all other members of the individual associations and members of the pool of P&I Associations comprising the International Group.

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
•If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be adversely impacted.
•If our remediation efforts are not effective, or if we identify additional material weaknesses in the future, we may experience delays or inaccuracies in financial reporting, increased risk of fraud, loss of investor confidence, higher compliance costs, and adverse impacts on the trading price of our common stock.
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
•The imposition of trade tariffs or retaliatory tariffs on key commodities may significantly impact global shipping demand. For example, tariffs imposed by major economies on dry bulk commodities such as coal, iron ore, and grains may reduce trade volumes, decreasing demand for Capesize, Panamax, and Supramax vessels and leading to lower fleet utilization and reduced revenues.
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

The ongoing conflict between Russia and Ukraine poses a risk for global economic growth. Major economic sanctions against Russia are having a considerable impact on oil and gas prices, given the dependence of the EU on oil and gas exports out of Russia combined with limited spare capacity of such commodities globally. Energy prices have increased significantly, leading to major inflationary pressures in the major developed countries that rely heavily on oil and gas exports out of Russia. In addition, the combined Russia/Ukraine region account for approximately one quarter of global grain production, one of the main cargoes transported by dry bulk vessels, while coal and iron ore exports out of the region have also been reduced. The above factors can have a material negative impact on demand for dry bulk transportation, while slower economic growth could also negatively affect demand for dry bulk commodities in the rest of the world, leading to lower dry bulk freight rates.

Moreover, the conflict between Russia and Ukraine is having a profound impact on global commodities prices including grain and coal, two of the most important commodities for dry bulk shipping. Given the importance of the region in export volumes for both grains and coal, a prolonged stoppage could lead to significantly lower freight rates and thus a decline in freight futures prices. Although coal supplies could potentially be sourced from elsewhere partly mitigating the negative impact of the lost volumes, global grain production capacity is limited, and thus the impact of the lost volumes could not be easily mitigated. In addition, the recent geopolitical turmoil has led to an increase in government protectionism when it comes to commodities, and if such a trend continues, it could lead to lower bulk commodities trading globally over the long term. The impact of such a scenario on dry bulk shipping will be negative, leading to lower spot rates and as a result lower freight futures prices.

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

In addition, as vessels grow older, they generally decline in value. If the market values of our owned vessels decrease, we may not be in compliance with certain covenants in our credit facilities secured by mortgages on our drybulk vessels unless we provide additional collateral or prepay a portion of the loan to a level where we are again in compliance with our loan covenants. We were in compliance with all covenants for the years ended December 31, 2024 and 2023.

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

As of December 31, 2024, our total outstanding indebtedness amounted to $358.8 million across our credit facilities and financing obligations, with an additional 13.3 million in finance lease liabilities.

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

The smuggling of drugs or other contraband onto our vessels may lead to governmental claims against us.

We expect that our vessels will call in ports in areas where smugglers attempt to hide drugs and other contraband on vessels, with or without the knowledge of crew members. To the extent our vessels are found with contraband or stowaways, whether inside or attached to the hull of our vessel and whether with or without the knowledge of any of our crew, we may face governmental or other regulatory claims which could have an adverse effect on our business, results of operations, cash flows and financial condition.

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

Beginning in February of 2022, the United States, the United Kingdom and the European Union, among other countries, announced various economic sanctions against Russia in connection with the conflict in Ukraine. The ongoing conflict could result in the imposition of further economic sanctions or new categories of export restrictions against individuals or entities to Russia. While in general much uncertainty remains regarding the global impact of the conflict in Ukraine, it is possible that such tensions could adversely affect the Company’s business, financial condition, operating results and cash flows.

The United States has issued several Executive Orders that prohibit certain transactions relating to Russia, including prohibitions on the importation of certain Russian energy products into the United States, (including crude oil, petroleum, petroleum fuels, oils, liquefied natural gas and coal), and all new investments in Russia by U.S. persons, among other prohibitions and export controls, and has issued numerous determinations authorizing the imposition of sanctions on persons who operate or have operated in the energy, metals and mining, and marine sectors of the Russian Federation economy, among others. Increased restrictions on these sectors, or the expansion of sanctions to new sectors, may pose additional risks that could adversely affect our business and operations.

Furthermore, the United States, in conjunction with the G7, have implemented a Russian petroleum “price cap policy” which prohibits a variety of specified services related to the maritime transport of Russian Federation origin crude oil and petroleum products, including trading/commodities brokering, financing, shipping, insurance (including reinsurance and protection and indemnity), flagging, and customs brokering. An exception exists to permit such services when the price of the seaborne Russian oil does not exceed the relevant price cap; but implementation of this price exception relies on a recordkeeping and attestation process that requires each party in the supply chain of seaborne Russian oil to demonstrate or confirm that oil has been purchased at or below the price cap. Further, effective as of February 27, 2025, the United States has also prohibited the provision of petroleum services by U.S. persons to persons located in Russia. An exception exists for the provision of petroleum services in certain specified circumstances, including for the provision of services for products purchased at or below the aforementioned price caps. Violations of the petroleum services or the price cap policy, including the risk that information, documentation, or attestations provided by parties in the supply chain are later determined to be false may pose additional risks adversely affecting our business.

Our business could also be adversely impacted by trade tariffs, trade embargoes or other economic sanctions that limit trading activities between the United States or other countries and countries in the Middle East, Asia or elsewhere as a result of terrorist attacks, hostilities or diplomatic or political pressures, including as a result of ongoing tensions involving Russia, Iran, and China and the current conflicts in the Middle East.

In addition, public health threats, such as highly communicable diseases or viruses, outbreaks of which have from time to time occurred in various parts of the world in which we operate could adversely impact our operations, the timing of completion of scheduled dry-dockings and ballast water treatment system installation projects, as well as the operations of our customers.

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

If our vessels call on ports located in countries or territories that are the subject of sanctions or embargoes imposed by the United States, the United Kingdom, the European Union, the United Nations, or other governmental authorities, or engage in other transactions or dealings that would be violative of applicable sanctions laws, it could lead to monetary fines or other penalties and may adversely affect our reputation and the market for our securities.

Although we intend to maintain compliance with all applicable sanctions and embargo laws, and we endeavor to take precautions reasonably designed to mitigate such risk, it is possible that, in the future, our vessels may call on ports located in sanctioned countries or territories, or engage in other such transactions or dealings that would be violative of applicable sanctions, on our charterers’ instructions and/or without our consent. If such activities result in a violation of sanctions or embargo laws, we could be subject to monetary fines, penalties, or other sanctions, and our reputation and the market for our common shares could be adversely affected.

U.S. sanctions exist under a strict liability regime. A party need not know it is violating sanctions and need not intend to violate sanctions to be liable. We could be subject to monetary fines, penalties, or other sanctions for violating applicable sanctions or embargo laws even in circumstances where our conduct, or the conduct of a charterer, is consistent with our sanctions-related policies, unintentional or inadvertent.

The applicable sanctions and embargo laws and regulations vary in their application, and by jurisdiction, as they do not all apply to the same covered persons or proscribe the same activities, and such sanctions and embargo laws and regulations may be amended or expanded over time. In addition, the sanctions and embargo laws and regulations of each jurisdiction may be amended to increase or reduce the restrictions they impose over time, and the lists of persons and entities designated under these laws and regulations are amended frequently. Moreover, most sanctions regimes provide that entities owned or controlled by the persons or entities designated in such lists are also subject to sanctions. The U.S., U.K., and EU have enacted new sanctions programs in recent years. Additional countries or territories, as well as additional persons or entities within or affiliated with those countries or territories, have, and in the future will, become the target of sanctions. These require us to be diligent in ensuring our compliance with sanctions laws. Further, the U.S. has increased its focus on sanctions enforcement with respect to the shipping sector.

Current or future counterparties of ours may be affiliated with persons or entities that are or may be in the future the subject of sanctions or embargoes imposed by the U.S., U.K., EU, and/or other international bodies. If we determine that such sanctions require us to terminate existing or future contracts to which we, or our subsidiaries, are party or if we are found to be in violation of such applicable sanctions, our results of operations may be adversely affected or we may suffer reputational harm. The Company, or its respective counterparty, have cancelled certain voyages due to countries around the world imposing sanctions against Russia over its invasion of Ukraine. The Company might be subject to litigation regarding canceled voyages. Although the current market remains strong, and the Company expects to deploy vessels on other voyage and time charter arrangements, the rates achieved may not be at the same levels as the cancelled voyages.

As a result of Russia’s actions in Ukraine and the war between Israel and Hamas, the U.S., EU and United Kingdom, together with numerous other countries, have imposed significant economic sanctions which may adversely affect our ability to operate in these regions and also restrict parties whose cargo we may carry. Sanctions against Russia have also placed significant prohibitions on the maritime transportation of seaborne Russian oil, the importation of certain Russian energy products and other goods, and new investments in the Russian Federation. These sanctions further limit the scope of permissible operations and cargo we may carry.

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

The UN International Maritime Organization has imposed updated guidelines for ballast water management systems specifying the maximum amount of viable organisms allowed to be discharged from a vessel’s ballast water. The standards have been in force since 2019, and for most ships, compliance with the D-2 standard involved installing on-board systems to treat ballast water and eliminate unwanted organisms. Since September 8, 2024, D-2 standards and the costs of compliance may be substantial and adversely affect our revenues and profitability.

Furthermore, United States regulations are currently changing. Although the 2013 Vessel General Permit (“VGP”) program and U.S. National Invasive Species Act (“NISA”) are currently in effect to regulate ballast discharge, exchange and installation, the Vessel Incidental Discharge Act (“VIDA”), which was signed into law on December 4, 2018, requires that the EPA develop national standards of performance for approximately 30 discharges, similar to those found in the VGP within two years. On October 26, 2020, the EPA published a Notice of Proposed Rulemaking for Vessel Incidental Discharge National Standards of Performance under VIDA. On September 24, 2024, the EPA finalized its rule on Vessel Incidental Discharge Standards of Performance. USCG must develop corresponding implementation, compliance and enforcement regulations regarding ballast water within two years. The new regulations could require the installation of new equipment, which may cause us to incur substantial costs.

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

Fuel, or bunkers, is typically the largest expense of our operating business and therefore, changes in the price of fuel may adversely affect our profitability. When we operate vessels under COAs or voyage charters, we are responsible for all voyage costs, including bunkers. The price and supply of fuel can be unpredictable and fluctuates based on events outside our control, including geopolitical developments, such as the ongoing conflict between Russia and Ukraine and between Israel and Hamas, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Furthermore, fuel may become significantly more expensive in the future, which may reduce our profitability.

In addition, the entry into force, on January 1, 2020, of the 0.5% global sulfur cap in marine fuels used by vessels that are not equipped with sulfur oxide ("SOx") exhaust gas cleaning systems ("scrubbers") under the International Convention for Prevention of Pollution from Ships ("MARPOL") Annex VI may lead to changes in the production quantities and prices of different grades of marine fuel by refineries and introduces an additional element of uncertainty in fuel markets, which could result in additional costs and adversely affect our cash flows, earnings and results from operations.

Furthermore, since the implementation of the IMO’s sulfur oxide emission limits on January 1, 2020, we have been using compliant low sulfur fuels for some of our vessels that have not yet been retrofitted with scrubbers or that are trading in regions where the use of scrubbers is not permitted, the price of which has increased as a result of increased demand. Fuel may continue to become much more expensive in the future, which may adversely affect the competitiveness of our business compared to other forms of transportation and reduce our profitability.

In addition, if the recent sharp increase in crude oil prices and widening of the spread between the prices of high sulfur fuel and low sulfur fuel resulting from conflict between Russia and Ukraine and Israel and Hamas continues, this might lead to a decrease in the economic viability of older vessels that lack fuel efficiency and a reduction of useful lives of these vessels.

Upon redelivery of vessels at the end of a period time or trip time charter, we may be obligated to repurchase bunkers on board at prevailing market prices, which could be materially higher than fuel prices at the inception of the charter period. We may also be obligated to value our bunkers inventories on board at the end of a period time or trip time charter, at a lower value than the acquisition value, if prevailing market prices are significantly lower at the time of the vessel redelivery from the charterer.

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

We expect to derive a significant part of our revenue and cash flow from a relatively small number of repeat customers. For the year ended December 31, 2024, one customer accounted for more than 10% of total revenue and all of our top ten customers, representing 47% of total revenue, are repeat customers. If one or more of our significant customers is unable to perform under one or more charters or COAs and we are not able to find a replacement charter or COA; or if a customer exercises certain rights to terminate the charter or COA, we could suffer a loss of revenues that could materially adversely affect our business, financial condition, results of operations and cash available for distribution as dividends to our shareholders.

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

Our credit facilities, financing obligations and finance leases, which are secured by mortgages on our vessels, impose certain operating and financial restrictions on us, mainly to ensure that the market value of the mortgaged vessel under the applicable credit facility does not fall below a certain percentage of the outstanding amount of the loan, which we refer to as the collateral maintenance or loan to value ratio. In addition, certain of our credit facilities include other financial covenants, which require us to, among other things, maintain:

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

Therefore, we will need to seek permission from our lenders in order to engage in some corporate actions. Our lenders’ interests may be different from ours and we may not be able to obtain our lenders’ permission when needed. This may limit our ability to pay dividends to our shareholders if we determine to do so in the future, finance our future operations or capital requirements, make acquisitions or pursue business opportunities.

Non-compliance with any of our financial covenants or operating restrictions contained in our credit facilities may constitute an event of default under our credit facilities, which, unless cured within the grace period set forth under the applicable credit facility, if applicable, or waived or modified by our lenders, provides our lenders with the right to, among other things, require us to post additional collateral, enhance our equity and liquidity, increase our interest payments, pay down our indebtedness to a level where we are in compliance, sell vessels in our fleet, reclassify our indebtedness as current liabilities, accelerate our indebtedness, or foreclose their liens on our vessels and the other assets securing the credit facilities, which would impair our ability to continue to conduct our business. As of December 31, 2024, we are in compliance with covenants contained in our debt agreements. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Borrowing Activities.”

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

Our primary strategy is to expand capacity by increasing our owned fleet as demand for our services grows. This strategy depends on factors such as:

- Securing new cargo transportation contracts
- Developing logistics solutions for dry bulk trades
- Acquiring vessels at attractive prices
- Obtaining necessary financing
- Integrating new vessels into our operations
- Expanding our customer base
- Hiring and retaining qualified personnel
- Identifying new markets
- Improving our systems and controls

We recently acquired fifteen handy-size dry bulk vessels which enhances our operational scale and revenue potential but also presents integration challenges. Successful integration requires coordination across various areas, and failure to do so may lead to unexpected costs and operational disruptions.

Future growth may require additional financing, and failure to effectively manage acquisitions could negatively impact our business and financial condition. Our current systems and personnel may not be sufficient to support fleet expansion, and we may need to hire more employees and improve systems. Acquisitions may also require issuing equity or debt, affecting our financial flexibility.

Business growth involves risks such as obtaining qualified personnel and managing customer and supplier relationships. Expanding our fleet, including through acquisitions like SSI, may increase responsibilities for management and staff. We cannot guarantee successful execution of our growth plans without incurring significant expenses and losses.

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

As part of our current business strategy to increase our owned fleet, we may acquire new and secondhand vessels. While we rigorously inspect previously owned or secondhand vessels prior to purchase, this does not provide us with the same knowledge about their condition and cost of any required (or anticipated) repairs that we would have had if these vessels had been built for and operated exclusively by us. Generally, we do not receive the benefit of warranties from the builders for the secondhand vessels that we acquire. Accordingly, we may not discover defects or other problems with secondhand vessels prior to purchasing or chartering-in, or may incur costs to terminate a purchase agreement. Any such hidden defects or problems may require us to put a vessel into drydock, which would reduce our fleet utilization and increase our operating costs. If a hidden defect or problem is not detected, it may result in accidents or other incidents for which we may become liable to third parties. The market prices of secondhand vessels also tend to fluctuate with changes in charter rates and the cost of newbuild vessels, and if we sell the vessels, the sales prices may not equal and could be less than their carrying values at that time.

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel. Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. As of the date of this annual report, our fleet consists of 41 owned vessels having a combined carrying capacity of 2.4 million dead weight tons, or dwt, and a weighted average age of 11 years.

Furthermore, governmental regulations, safety or other equipment standards related to the age of vessels may require expenditures for alterations, or the addition of new equipment and may restrict the type of activities in which the vessel may engage. As our vessels age, market conditions may not justify those expenditures or enable us to operate our vessels profitably during the remainder of their useful lives. As a result, regulations and standards could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to pay dividends.

Unless we set aside reserves or are able to borrow funds for vessel replacement, we will be unable to replace the vessels in our fleet at the end of their useful lives.

We estimate the useful life of our vessels to be 25 or 30 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of our vessels range from 8 to 22 years, depending on the age and type of vessel. The average age of our owned drybulk carriers at the time of this filing is approximately 11 years. A portion of our cash flows and income are dependent on the revenues earned by employing our vessels. If we are unable to replace the vessels in our fleet at the end of their useful lives, our business, results of operations, financial condition and ability to pay dividends could be materially and adversely affected. We currently do not maintain reserves for vessel replacements. We intend to finance vessel replacements from internally generated cash flow, borrowings under our credit facilities or additional equity or debt offerings.

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

We have and may continue to partially finance the acquisition of vessels with borrowings drawn under credit facilities, financing obligations or finance leases. While we may refinance amounts drawn under our credit facilities with the net proceeds of future debt and equity offerings, we cannot assure you that we will be able to do so at interest rates and on terms that are acceptable to us or at all. If we are not able to refinance these amounts with the net proceeds of debt and equity offerings at an interest rate or on terms acceptable to us or at all, we will have to dedicate a larger portion of our cash flow from operations to pay the principal and interest of this indebtedness. If we are not able to satisfy these obligations, we may have to undertake alternative financing plans or sell vessels. The actual or perceived credit quality of our contract counterparties, any defaults by them and the market value of our fleet, among other things, may materially affect our ability to obtain alternative financing. In addition, debt service payments under our credit facilities, financing obligations and finance leases or alternative financing may limit funds otherwise available for working capital, capital expenditures, the payment of dividends and other purposes. If we are unable to meet our debt obligations, or if we otherwise default under our credit facilities or alternative financing arrangements, our lenders could declare the debt, together with accrued interest and fees, to be immediately due and payable and foreclose on our fleet, which could result in the acceleration of other indebtedness that we may have at such time and the commencement of similar foreclosure proceedings by other lenders.

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

Despite our efforts to ensure the integrity of our systems and prevent future cybersecurity attacks, it is possible that our business, financial and other systems could be compromised, especially because such attacks can originate from a wide variety of sources including persons involved in organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or use electronic means to induce the company to enter into fraudulent transactions. A successful cyber-attack could materially disrupt our operations, including the safety of our vessel operations. We do not maintain cyber-liability insurance at this time to cover such losses. Past and future occurrences of such attacks could damage our reputation and our ability to conduct our business, impact our credit and risk exposure decisions, cause us to lose customers or revenues, subject us to litigation and require us to incur significant expense to address and remediate or otherwise resolve these issues, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Cyber-attacks could lead to potential unauthorized access and disclosure of confidential information and data loss and corruption. Further, data protection laws apply to us in certain countries in which we do business. Specifically, the EU General Data Protection Regulation, or GDPR, which was applicable beginning May 2018, increases penalties up to a maximum of 4% of global annual turnover for breach of the regulation. The GDPR requires mandatory breach notification, the standard for which is also followed outside the EU (particularly in Asia). Non-compliance with data protection laws could expose us to regulatory investigations, which could result in fines and penalties. In addition to imposing fines, regulators may also issue orders to stop processing personal data, which could disrupt operations. We could also be subject to litigation from persons or corporations allegedly affected by data protection violations. Violation of data protection laws is a criminal offense in some countries, and individuals can be imprisoned or fined. Any violation of these laws or harm to our reputation could have a material adverse effect on our earnings, cash flows and financial condition.

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

Further, in July 2023, the SEC adopted amendments to its rules on cybersecurity risk management, strategy, governance, and incident disclosure. The amendments require us to report material cybersecurity incidents involving our information systems and periodic reporting regarding our policies and procedures to identify and manage cybersecurity risks, amongst other disclosures. As of the date of this annual report we have not experienced any material cybersecurity incident which would be disclosable under SEC guidelines.

For more information on our cybersecurity policies and procedures, please see Item 1C “Cybersecurity.”

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

 ITEM 2. PROPERTIES

Phoenix Bulk Carriers (US) LLC, the administrative agent for the Company, maintains office space at 109 Long Wharf, Newport, Rhode Island 02840. The building is owned by 109 Long Wharf LLC (“Long Wharf”), a wholly-owned subsidiary of the Company since September 1, 2014. The property at 109 Long Wharf is owned free of any encumbrances. The Company leases office space in Copenhagen, Athens, Singapore, Port Everglades, FL, and Connecticut.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares have been traded on The Nasdaq Capital Market under the symbol PANL since our common shares began public trading on October 3, 2014. The Company's internet address is www.pangaeals.com.

Holders of Record

As of the close of business on March 13, 2025, there were approximately 15 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

In addition, since we are a holding company with no material assets other than the shares of our subsidiaries through which we conduct our operations, our ability to pay dividends will depend on our subsidiaries’ distributing to us their earnings and cash flows. The Company paid a quarterly cash dividend ranging from $0.035 to $0.10 per common share commencing in May 2019. We cannot assure you that we will be able to pay regular quarterly dividends, and our ability to pay dividends will be subject to the limitations set forth above and in the section of this Form 10-K titled “Risk Factors.” The Company has dividends payable of $1.2 million at December 31, 2024. On February 13, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per common share, to be paid on March 13, 2025, to all shareholders of record as of February 28, 2025.

Use of Proceeds

Not applicable

Purchases of Equity Securities by Issuer and Affiliates

Not applicable

Securities Authorized for Issuance Under Equity Compensation Plan

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plan.

 ITEM 6. (Reserved)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion should be read in conjunction with our consolidated financial statements and footnotes thereto contained in this report.

The MD&A generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 14, 2024.

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

The Company provides ocean transportation services to clients utilizing an ocean-going fleet of motor vessels ("m/v") in the Handysize, Handymax, Supramax, Ultramax and Panamax and Post-Panamax segments. At any time, this fleet may be comprised of a total of 45-60 vessels that are owned or chartered-in on a short-term basis. For the twelve months ended December 31, 2024, the Company operated on average a total fleet of 48 vessels. At December 31, 2024, 41 vessels were wholly-owned or partially-owned through joint ventures, following the acquisition of 15 Handysize vessels on December 30, 2024.

The table set forth below indicates the purchase price of the Company’s vessels and the net carrying amount of each vessel as of December 31, 2024.

(In thousands of U.S. dollars)

Vessel Name	Date Acquired	Size	Year Build	Purchase Price	Net Carrying Amount
m/v Bulk Endurance	January 2017	Ultramax 1C	2017	$28,000	$20,616
m/v Bulk Destiny	January 2017	Ultramax 1C	2017	24,000	17,729
m/v Bulk Prudence	June 2023	Ultramax	2014	26,650	26,744
m/v Bulk Courageous	April 2021	Ultramax	2013	16,798	16,028
m/v Nordic Oasis	January 2016	Panamax 1A	2016	32,600	23,436
m/v Nordic Olympic	February 2015	Panamax 1A	2015	32,600	22,089
m/v Nordic Odin	February 2015	Panamax 1A	2015	32,625	21,980
m/v Nordic Oshima	September 2014	Panamax 1A	2014	33,709	23,106
m/v Nordic Orion	April 2012	Panamax 1A	2011	32,363	18,144
m/v Nordic Odyssey	April 2012	Panamax 1A	2010	32,691	17,181
m/v Bulk Valor	June 2021	Supramax	2013	18,182	15,726
m/v Bulk Friendship	September 2019	Supramax	2011	14,447	11,957
m/v Bulk Sachuest	October 2022	Supramax	2010	17,364	15,678
m/v Bulk Brenton	July 2024	Supramax	2016	28,762	28,256
m/v Bulk Patience	August 2024	Supramax	2016	28,663	28,240
m/v Bulk Independence	May 2019	Supramax	2008	14,393	12,622
m/v Bulk Pride	December 2017	Supramax	2008	14,023	10,678
m/v Bulk Freedom	June 2017	Supramax	2005	9,016	7,326
m/v Bulk Spirit	February 2019	Supramax	2009	13,000	11,961
m/v Bulk Xaymaca	August 2018	Panamax	2006	14,010	11,042
m/v Bulk Concord	February 2022	Panamax	2009	19,900	18,511
m/v Bulk Promise	July 2021	Panamax	2013	18,633	16,344
m/v Nordic Nuluujaak	May 2021	Post Panamax 1A	2021	38,424	34,667
m/v Nordic Qinngua	June 2021	Post Panamax 1A	2021	38,471	34,655
m/v Nordic Sanngijuq	September 2021	Post Panamax 1A	2021	37,920	34,291
m/v Nordic Siku	November 2021	Post Panamax 1A	2021	37,935	34,672
m/v Strategic Fortitude	December 2024	Handysize	2016	16,874	16,874
m/v Strategic Resolve	December 2024	Handysize	2015	14,606	14,606
m/v Strategic Explorer	December 2024	Handysize	2015	14,606	14,606
m/v Strategic Entity	December 2024	Handysize	2015	14,606	14,606
m/v Strategic Synergy	December 2024	Handysize	2014	14,062	14,062
m/v Strategic Alliance	December 2024	Handysize	2014	14,062	14,062
m/v Strategic Unity	December 2024	Handysize	2014	14,062	14,062
m/v Strategic Harmony	December 2024	Handysize	2014	14,062	14,062
m/v Strategic Equity	December 2024	Handysize	2014	14,062	14,062
m/v Strategic Venture	December 2024	Handysize	2014	14,062	14,062
m/v Strategic Savannah	December 2024	Handysize	2013	11,431	11,431
m/v Strategic Spirit	December 2024	Handysize	2012	11,068	11,068
m/v Strategic Vision	December 2024	Handysize	2012	11,068	11,068
m/v Strategic Tenacity	December 2024	Handysize	2012	10,705	10,705
m/v Strategic Endeavor	December 2024	Handysize	2010	7,711	7,711
Miss Nora G. Pearl	November 2017	Deck Barge	1979	3,833	1,597
Total				$856,061	$732,325

Recent Accounting Pronouncements

On January 1, 2023, we adopted ASU No. 2016-13, "Financial Instruments—Credit Losses" ("ASU 2016-13"). ASU 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The adoption of the accounting standard did not have any material impact on our consolidated financial statements.

The Company adopted ASU No. 2020-04, ASU No. 2021-01, and ASU No. 2022-06 related to Reference Rate Reform (Topic 848). The adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures."

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update expands the disclosure requirements for reportable segments by enhancing disclosures related to significant segment expenses, interim segment profit or loss, and segment assets. It also clarifies how the Chief Operating Decision Maker ("CODM") uses the reported segment profit or loss information to assess segment performance and allocate resources. The Company adopted ASU 2023-07 effective December 15, 2024, and determined that the application of this guidance did not have a material impact on its consolidated financial statements. For additional details on the adoption effects of ASU 2023-07, refer to Note 16.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information related to the income tax rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. The update is effective for annual periods beginning after December 15, 2024 on a prospective basis, and retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its disclosures within its consolidated financial statements.

In November 2024, the FASB released ASU 2024-03, which focuses on Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires the disclosure of additional information regarding specific expense categories in the financial statement notes. It becomes effective for annual periods starting after December 15, 2026, and for interim periods starting after December 15, 2027, with early adoption permitted. The update can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of ASU 2024-03 on its disclosures in the consolidated financial statements.

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

Selected Financial Data

(in thousands, except shipping days data)	December 31, 2024	December 31, 2023
Selected Data from the Consolidated Statements of Income
Voyage revenue	$494,107	$468,581
Charter revenue	30,326	23,716
Terminal & stevedore revenue	12,103	6,971
Total revenue	536,536	499,268
Voyage expense	237,479	227,435
Charter hire expense	130,764	111,034
Vessel operating expenses	55,544	55,784
Terminal Expenses	9,299	5,809
Total cost of transportation and service revenue	433,085	400,061
Transportation and service depreciation and amortization	30,266	29,960
Gross Profit	73,185	69,247
Other operating expenses	24,736	22,891
Loss on sale of vessels	—	1,739
Income from operations	48,449	44,617
Total other expense, net	(16,679)	(16,079)
Net income	31,769	28,538
Income attributable to noncontrolling interests	(2,866)	(2,214)
Net income attributable to Pangaea Logistics Solutions Ltd.	$28,903	$26,322

Net income from continuing operations per common share information
Basic income per share	$0.64	$0.59
Diluted income per share	$0.63	$0.58
Weighted-average common shares Outstanding - basic	45,392	44,774
Weighted-average common shares Outstanding - diluted	46,046	45,475
Cash dividends declared per share	$0.40	$0.40

Adjusted EBITDA (1)	83,040	79,724
Shipping Days (2)
Voyage days	15,669	14,922
Time charter days	1,738	1,789
Total shipping days	17,407	16,711

TCE Rates ($/day)	$16,485	$15,849

Selected Data from the Consolidated Balance Sheets
Cash and cash equivalents	$86,805	$99,038
Total assets	$936,457	$705,180
Total secured debt, financing obligations, and finance leases	$397,372	$264,435
Total shareholders' equity	$474,664	$370,196

Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$65,691	$53,787
Net cash used in investing activities	$(67,694)	$(15,982)
Net cash used in by financing activities	$(10,230)	$(67,152)

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

The reconciliation of gross profit to net transportation and service revenue and income from operations to Adjusted EBITDA is as follows:

(in thousands)	Years Ended December 31,
	2024	2023
Net Transportation and Service Revenue (3)
Gross Profit (4)	$73,185	$69,247
Add:
Transportation and service depreciation and amortization	30,266	29,960
Net transportation and service revenue	$103,451	$99,207
Adjusted EBITDA
Net Income	$31,769	$28,538
Interest expense, net	17,154	13,916
Depreciation and amortization	30,376	30,070
EBITDA	$79,299	$72,524
Loss on sale of vessel	—	1,739
Share-based compensation	2,788	2,088
Unrealized loss on derivative instruments, net	953	2,925
Other non-recurring items	—	448
Adjusted EBITDA	$83,040	$79,724

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

(4)Gross profit represents total revenue less total cost of transportation and service revenue and less transportation related depreciation and amortization.

Industry Overview

The dry bulk sector of the transportation and logistics industry is cyclical and can be volatile due to changes in supply of vessels and demand for transportation of dry bulk commodities. The Baltic Dry Index (“BDI”), a measure of dry bulk market performance, averaged 1,754 for 2024, compared to an average of 1,426 for 2023, up approximately 23%. More specifically, and reflecting the composition of the Company's fleet, the average published market rates for Supramax and Panamax vessels rose approximately 17% from an average of $11,391 in 2023 to $13,314 in 2024. We have historically experienced fluctuations in our results of operations on a quarterly and annual basis due to the volatility of the dry bulk sector. We expect to experience continued fluctuations in our operating results in the foreseeable future due to a variety of factors, including cargo demand for vessels, supply of vessels, competition, and seasonality.

TCE Performance

For the year ended December 31, 2024, the Company's TCE rate increased by 4% to $16,485 from $15,849 in 2023, while dry bulk market rates for Panamax and Supramax vessels rose by approximately 17%. The Company's TCE rate outperformed the average of the Baltic Panamax and Supramax market indexes, exceeding average market rates by approximately 24%. This outperformance was driven by the Company's long-term contracts of affreightment (COAs), specialized fleet, and cargo-focused strategy.

2024 Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was $28.9 million for twelve months ended December 31, 2024 as compared to $26.3 million for the same period of 2023.
•Diluted net income per share was $0.63 for twelve months ended December 31, 2024, as compared to $0.58 for the same period of 2023.
•Time Charter Equivalent ("TCE") rates earned by Pangaea was $16,485 per day for twelve months ended December 31, 2024 and $15,849 per day for the same period of 2023.
•Adjusted EBITDA was $83.0 million for twelve months ended December 31, 2024, as compared to $79.3 million for the same period of 2023.
•At the end of the year, Pangaea had $86.8 million in cash, and cash equivalents.

Results of Operations

Fiscal Year Ended December 31, 2024 Compared to Fiscal Year Ended December 31, 2023

Revenues

Pangaea’s revenues are derived predominantly from voyage charters and time charters. Total revenue for the fiscal year ended December 31, 2024, was $536.5 million compared to $499.3 million, for the same period in 2023, a 7% increase. The number of shipping days increased 4% to 17,407 in the fiscal year ended December 31, 2024, from 16,711 for the same period in 2023. The revenue increase was primarily due to a 4% increase in the average TCE rate, which was $16,485 per day for the twelve months ended December 31, 2024, compared to $15,849 per day for the same period in 2023.

Components of revenue are as follows:

Voyage revenues increased by 5% for the fiscal year ended December 31, 2024 to $494.1 million from $468.6 million for the same period in 2023. The increase was primarily driven by higher average TCE rates in 2024 due to stronger market conditions. The number of voyage days increased 5% to 15,669 for the twelve months ended December 31, 2024 from 14,922 for the same period in 2023.

Charter revenues increased to $30.3 million from $23.7 million, or 28%, for the year ended December 31, 2024 compared to the same period in 2023. The increase in charter revenues was due to an increase in charter hire rates evidenced by the increase in index rates for Panamax and Supramax vessels of approximately 17% compared to the same period of 2023 and partially offset by a decrease in time charter days. The time charter days were down 3% to 1,738 in the twelve months ended December 31, 2024 from 1,789 in the twelve months ended December 31, 2023. The time charter revenue per day was $17,450 for the twelve months ended December 31, 2024 compared to $13,258 for the same period of 2023. The optionality of our chartering strategy, in which the Company charters vessels in on short term periods with market available days during the charter period, allows the Company to selectively release excess ship days, if any, into the market under time charter arrangements.

Terminal & Stevedore revenues increased by 74% to $12.1 million from $7.0 million for the twelve months ended December 31, 2024 compared to the same period in 2023. This revenue increase is mainly due to the acquisition of port operations in June 2023, which contributed to a full year of operations in the current year.

Voyage Expenses

Voyage expenses for the fiscal year ended December 31, 2024, were $237.5 million, a 4% increase from $227.4 million for the year ended December 31, 2023. This increase was primarily driven by a 5% rise in voyage days.

 Charter Hire Expenses

The Company charters in vessels, typically on a short-term basis, from other shipowners to supplement its owned fleet. Charter hire expenses paid to third-party shipowners were $130.8 million for the year ended December 31, 2024, compared to $111.0 million for the year ended December 31, 2023, an 18% increase. The increase in charter hire expenses was primarily due to an increase in market rates to charter-in vessels and a rise in the number of chartered-in days from 7,933 in 2023 to 8,523 in 2024.

Per-day charter hire expenses were $15,342 for the twelve months ended December 31, 2024, compared to $13,996 for the same period in 2023. The average published market rates for Supramax and Panamax vessels increased approximately 17% from an average of $11,391 in 2023 to $13,314 in 2024. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short-term chartered-in tonnage at prevailing market prices when needed to meet cargo demand.

Vessel Operating Expenses

Vessel operating expenses for the year ended December 31, 2024, totaled $55.5 million, slightly lower than the $55.8 million recorded for the same period in 2023. Ownership days for the twelve months ended December 31, 2024, and 2023 were 8,741 and 8,230, respectively. Excluding technical management fees, vessel operating expenses per day were $5,820 in 2024, down from $6,256 in 2023. Technical management fees amounted to $4.7 million in 2024, compared to $4.3 million in 2023.

Terminal & Stevedore Expenses

Terminal and stevedore expenses increased to $9.3 million for the twelve months ended December 31, 2024, up from $5.8 million for the same period in 2023. This increase was primarily driven by the acquisition of port operations in June 2023, resulting in a full year of operational contributions in 2024.

General and Administrative Expenses

The increase in general and administrative expenses from $22.8 million to $24.6 million for the year ending December 31, 2024, was primarily driven by higher compensation related expenses.

Depreciation and Amortization

We depreciate our vessels on a straight-line basis over their expected useful life, which ranges from 25 to 30 years from the date of initial delivery from the shipyard to the original owner. Depreciation is calculated based on the vessel's cost, less its estimated residual value. The residual value is determined using a scrap rate of $300 per lightweight ton (lwt).

Depreciation and amortization expense increased by $0.3 million, or 1%, primarily due to an increase in ownership days, which rose to 8,741 days in 2024 from 8,230 days in 2023 as a result of vessel acquisitions. Additionally, the increase in depreciation and amortization expense was driven by higher drydocking amortization, with four drydockings completed in 2024 compared to three in 2023.

Loss on sale of vessels

In the year ended December 31, 2023, the Company recorded a $1.7 million loss on the sale of the M/V Bulk Trident and M/V Bulk Newport. No vessel sale gains or losses were recorded in 2024.

Unrealized (Loss) Gain on Derivative Instruments

The Company evaluates risks related to fluctuating future freight rates and bunker prices and, when appropriate, actively hedges identified economic risks that may impact the operating income of long-term cargo contracts through forward freight agreements or bunker swaps. The use of these derivatives may result in period-to-period fluctuations in the Company's reported operating results.

In the year ended December 31, 2024, the Company recorded an unrealized loss on derivative instruments of $1.0 million, compared to an unrealized loss of $2.9 million in the year ended December 31, 2023. For further details, refer to Note 7, Margin Account, Derivatives, and Fair Value Measures, in the consolidated financial statements.

Liquidity and Capital Resources

Liquidity and Cash Needs

The Company has historically financed its capital requirements with cash flow from operations, the issuance of common stock, proceeds from non-controlling interests, and proceeds from long-term debt, financing obligations and finance leases. The Company has used its capital primarily to fund operations, vessel acquisitions, and the repayment of debt and the associated interest expense. The Company may consider debt or additional equity financing alternatives from time to time. However, if market conditions deteriorate, the Company may be unable to raise additional debt or equity financing on acceptable terms or at all. As a result, the Company may be unable to pursue opportunities to expand its business.

At December 31, 2024 and 2023, the Company had working capital of $82.9 million and $86.5 million, respectively. The decrease in working capital was primarily driven by the increase in bunker inventory, partially offset by a rise in accounts payable.

Considerations made by management in assessing the Company’s ability to continue as a going concern are its ability to consistently generate positive cash flows from operations, which were approximately $65.7 million in 2024, and $53.8 million in 2024; its excess of cash and cash restricted by facility agents over the current portion of secured long-term debt, financing obligations and finance leases, and its focus on contract employment (COAs). In addition, the Company has demonstrated its ability to adapt to changing market conditions by changing the chartered-in profile to meet its cargo commitments and react to volatile market rates. The Company believes that future operating cash flows together with cash on hand, availability of borrowings, and contributions from non-controlling interests will be sufficient to meet our future operating and capital expenditure cash requirements for the next 12 months and the foreseeable future. For more information on the results of operations, see Part II. ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

The table below summarizes our primary sources and uses of cash for the fiscal years ended December 31, 2024 and 2023. We have derived these summarized statements of cash flows from the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

(in millions)	2024	2023
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$64.1	$65.0
Changes in operating assets and liabilities, net	1.6	(11.2)
Operating activities	65.7	53.8
Investing activities	(67.7)	(16.0)
Financing activities	(10.2)	(67.2)
Net change	$(12.2)	$(29.3)

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2024 was $65.7 million, compared to net cash provided by operating activities of $53.8 million during the year ended December 31, 2023. The cash flows from operating activities increased compared to the same period in the prior year primarily due to the increase in income from operations, and timing of customer receipts and supplier payments.

Investing Activities

Net cash used in investing activities for the twelve months ended December 31, 2024, was $67.7 million, compared to $16.0 million for the same period in 2023. In 2024, the Company spent $69.3 million on purchasing two vessels and vessel improvements and $0.0 million as a partial cash allocation for the SSI asset acquisition. These outflows were partially offset by $1.9 million in dividends received from equity method investments.

In 2023, net cash used in investing activities totaled $16.0 million, primarily due to $27.3 million spent on vessel acquisitions and $7.2 million on port and terminal operations acquisitions, partially offset by the proceeds from the sale of two vessels for $17.3 million.

Financing Activities

Net cash used in financing activities in 2024 was $10.2 million compared to net cash used in financing activities of $67.2 million for the same period of 2023. During the twelve months ended December 31, 2024, the Company repaid $33.1 million of long term debt, $19.2 million of financing obligations and $3.0 million finance leases. Additionally, the Company distributed $18.7 million in cash dividends to common stockholders and made payments totaling $21.0 million, including $19.0 million for the acquisition of the remaining 50% equity ownership of Nordic Bulk Partners LLC from HS Nordic LLC and $2.0 million for payments to non-controlling interests recorded as a long-term liability. The Company also paid $2.3 million in cash dividends to non-controlling interests, offset by new borrowing of 89million.

Net cash used in financing activities for 2023 totaled $67.2 million. Over the twelve months ended December 31, 2023, the Company repaid $15.8 million in long-term debt, $11.3 million in financing obligations, and $8.9 million in finance leases. Additionally, the Company distributed $18.1 million in cash dividends to common stockholders and $10.4 million in cash dividends to non-controlling interests. The Company also made a $2.5 million payment to non-controlling interests, recorded as a long-term liability.

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, and to capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels. The Company’s owned or partially owned and controlled fleet at December 31, 2024 includes: nine Panamax drybulk carriers (six of which are Ice-Class 1A); nine Supramax drybulk carriers, two Ultramax Ice-Class IC, two Ultramax, four Post Panamax Ice Class 1A drybulk vessels, and 15 Handysize vessels acquired through the Strategic Shipping Inc. merger.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. This includes installation of BWTS required under new regulations, the cost of which will be $0.5 million to $0.7 million per vessel. The Company has some flexibility regarding the timing of drydocking, but the total cost is unpredictable. The Company expects to perform nine special surveys in 2025 at an aggregate total cost of approximately $13.0 million. The Company expects to perform four intermediate surveys in 2025 at an aggregate total cost of approximately $1.5 million. The Company estimates that offhire related to the surveys and related repair work is ten to twenty days per vessel, depending on the size and condition of the vessel. Funding of these requirements is anticipated to be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period.

Critical Accounting Policies and Estimates

As discussed in Note 3, "Summary of Significant Accounting Policies," of our Financial Statements, which describes our significant accounting policies, the preparation of consolidated financial statements in accordance with U.S. GAAP requires us to exercise judgment in the process of applying our accounting policies. It also requires that we make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting policies and estimates that we believe are most critical to the portrayal of our financial condition and results of operations are listed below. We believe these policies require the most difficult, subjective, and complex judgments in estimating the effect of inherent uncertainties.

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

Terminal & Stevedore Revenue: Terminal & Stevedore revenue is derived from inbound and outbound cargo handling services at ports which the Company operates in. Gross revenue is earned typically based on a per-unit rate for volumes handled.

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

The Company concluded that no triggering event occurred during the twelve months ended December 31, 2024, which would require impairment testing.

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

The table set forth below indicates the purchase price of the Company’s vessels and the net carrying amount of each vessel as of December 31, 2024.

Vessel Name	Date Acquired	Size	Year Build	Purchase Price ($000)	Net Carrying Amount ($000)
m/v Bulk Endurance	January 2017	Ultramax 1C	2017	$28,000	$20,616
m/v Bulk Destiny	January 2017	Ultramax 1C	2017	24,000	17,729
m/v Bulk Prudence	June 2023	Ultramax	2014	26,650	26,744
m/v Bulk Courageous	April 2021	Ultramax	2013	16,798	16,028
m/v Nordic Oasis	January 2016	Panamax 1A	2016	32,600	23,436
m/v Nordic Olympic	February 2015	Panamax 1A	2015	32,600	22,089
m/v Nordic Odin	February 2015	Panamax 1A	2015	32,625	21,980
m/v Nordic Oshima	September 2014	Panamax 1A	2014	33,709	23,106
m/v Nordic Orion	April 2012	Panamax 1A	2011	32,363	18,144
m/v Nordic Odyssey	April 2012	Panamax 1A	2010	32,691	17,181
m/v Bulk Valor	June 2021	Supramax	2013	18,182	15,726
m/v Bulk Friendship	September 2019	Supramax	2011	14,447	11,957
m/v Bulk Sachuest	October 2022	Supramax	2010	17,364	15,678
m/v Bulk Brenton	July 2024	Supramax	2016	28,762	28,256
m/v Bulk Patience	August 2024	Supramax	2016	28,663	28,240
m/v Bulk Independence	May 2019	Supramax	2008	14,393	12,622
m/v Bulk Pride	December 2017	Supramax	2008	14,023	10,678
m/v Bulk Freedom	June 2017	Supramax	2005	9,016	7,326
m/v Bulk Spirit	February 2019	Supramax	2009	13,000	11,961
m/v Bulk Xaymaca	August 2018	Panamax	2006	14,010	11,042
m/v Bulk Concord	February 2022	Panamax	2009	19,900	18,511
m/v Bulk Promise	July 2021	Panamax	2013	18,633	16,344
m/v Nordic Nuluujaak	May 2021	Post Panamax 1A	2021	38,424	34,667
m/v Nordic Qinngua	June 2021	Post Panamax 1A	2021	38,471	34,655
m/v Nordic Sanngijuq	September 2021	Post Panamax 1A	2021	37,920	34,291
m/v Nordic Siku	November 2021	Post Panamax 1A	2021	37,935	34,672
m/v Strategic Fortitude	December 2024	Handysize	2016	16,874	16,874
m/v Strategic Resolve	December 2024	Handysize	2015	14,606	14,606
m/v Strategic Explorer	December 2024	Handysize	2015	14,606	14,606
m/v Strategic Entity	December 2024	Handysize	2015	14,606	14,606
m/v Strategic Synergy	December 2024	Handysize	2014	14,062	14,062
m/v Strategic Alliance	December 2024	Handysize	2014	14,062	14,062

Vessel Name	Date Acquired	Size	Year Build	Purchase Price ($000)	Net Carrying Amount ($000)
m/v Strategic Unity	December 2024	Handysize	2014	14,062	14,062
m/v Strategic Harmony	December 2024	Handysize	2014	14,062	14,062
m/v Strategic Equity	December 2024	Handysize	2014	14,062	14,062
m/v Strategic Venture	December 2024	Handysize	2014	14,062	14,062
m/v Strategic Savannah	December 2024	Handysize	2013	11,431	11,431
m/v Strategic Spirit	December 2024	Handysize	2012	11,068	11,068
m/v Strategic Vision	December 2024	Handysize	2012	11,068	11,068
m/v Strategic Tenacity	December 2024	Handysize	2012	10,705	10,705
m/v Strategic Endeavor	December 2024	Handysize	2010	7,711	7,711
Miss Nora G. Pearl	November 2017	Deck Barge	1979	3,833	1,597
Total				$856,061	$732,325

Borrowing Activities

As of December 31, 2024 and 2023 the Company’s borrowing activities primarily consisted of:

•Long-term secured debt, refer to "Note 9, Secured long-term debt" for detail information
•Financing obligations, refer to "Note 9, Secured long-term debt" for detail information
•Finance leases, refer to "Note 10, Finance leases" for detail information

Related Party Transactions
Refer to "Note 8, Related party transactions"

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2024 or 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting or financial disclosure during 2024 or 2023.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation performed as of December 31, 2024, as a result of the material weakness in internal control over financial reporting that is described below in Management's Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were not effective as of such date.

Notwithstanding our material weakness described below, we have concluded that the consolidated financial statements and other financial information included in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP").

Inherent Limitations over Internal Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management's Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As of December 31, 2024, management identified a material weakness regarding the application of ASC 606, Revenue from Contracts with Customers (“ASC 606”), as it relates to certain reimbursements received from its customers for expenses incurred in servicing customer contracts. Consequently, this error resulted in an understatement, in identical amounts, of both voyage and charter revenue and voyage expenses. Management determined that review controls over the application of ASC 606 were not designed and implemented appropriately during the current year. Therefore, we concluded that the deficiency represents a material weakness in the Company’s internal control over financial reporting, and our internal control over financial reporting was not effective as of December 31, 2024.

Notwithstanding our material weakness described above, there were no material misstatements of the consolidated financial statements and other financial information included in this Form 10-K and it fairly presents in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP") for all periods presented and it did not require any changes to previously issued financial results.

Remediation Efforts

Management is committed to remediating the material weakness described above. The Company has initiated efforts to design and implement effective internal controls to enhance financial reporting. These remediation efforts include:

•Enhancing review and approval procedures for revenue recognition, including the implementation of additional validation controls within the voyage accounting system.

•Strengthening supervisory review processes to ensure revenue transactions are properly classified in compliance with ASC 606.

•Implementing controls to align general ledger account mapping with the presentation of amounts in the consolidated financial statements.

The Company expects that the actions described above and resulting improvements in controls will strengthen its internal control over financial reporting and will address the identified material weakness. We plan to fully implement and operate the redesigned processes and procedures in the upcoming fiscal year. The material weaknesses will not be considered formally remediated until these controls have operated effectively for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Attestation Report of the Registered Public Accounting Firm on Internal Control over Financial Reporting

The Company’s internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm. As stated in their report, which is included herein, the firm issued an adverse opinion.

Changes in Internal Control over Financial Reporting

Other than the material weakness and on-going remediation efforts described above, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Pangaea Logistics Solutions Ltd.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Pangaea Logistics Solutions Ltd. (a Bermuda corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company did not design and maintain sufficient controls to ensure the appropriate classification of revenue transactions with certain expense reimbursements received from customers.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 17, 2025, which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Other information

We do not express an opinion or any other form of assurance on the remediation efforts described in the Management’s Report on Internal Control Over Financial Reporting.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
March 17, 2025

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed under this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed with the Commission pursuant to Regulation 14A within 120 days following the end of the Company’s most recent fiscal year (the “2025 Proxy Statement”).

Information relating to our Code of Ethics and our Insider Trading Policy and Procedures is included as Exhibit 19.1 to this Report.

We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website, https://www.pangaeals.com.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers is incorporated by reference to the text set forth in the 2025 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is incorporated by reference to the text set forth in the 2025 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions and director independence is incorporated by reference to the text set forth in the 2025 Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is incorporated by reference to the text set forth in the 2025 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors.”

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Pangaea Logistic Solutions Ltd.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Pangaea Logistics Solutions Ltd. (a Bermuda corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 17, 2025 expressed an adverse opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relate.
Valuation of a Customer Receivable

As described further in Note 3 to the financial statements, the Company had a significant customer who accounted for 35% of the accounts receivable balance as of December 31, 2024. We identified the analysis of the allowance for credit losses on this customer’s accounts receivable balance as a critical audit matter.

The principal considerations for our determination that the analysis of the allowance for credit losses of the customer receivable is a critical audit matter is that there is a high degree of estimation uncertainty resulting from management's judgments around the customer’s ability to meet its remaining payment obligation under the contract. Auditing these judgements and estimates requires a high degree of auditor judgment and an increased extent of effort to assess the appropriateness of management’s estimates and assumptions used.

Our audit procedures related to the recoverability of the customer receivable included the following, among others.

•We tested the design and operating effectiveness of the Company’s internal controls over the recoverability of the customer receivable.
•Evaluated management’s assessment on the expected recoverability.
•Confirmed the outstanding balance and the completeness of the agreements with the customer.
•Evaluated the financial statements and forecasts provided by the customer, analyzing the forecast in comparison to historical performance and industry outlook trends.
•Inspected the application of cash collections during and subsequent to the year ended December 31, 2024.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2013.

Boston, Massachusetts
March 17, 2025

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$86,805,470	$99,037,866
Accounts receivable (net of allowance of $5,492,901 and $5,657,837 at December 31, 2024 and 2023, respectively)	42,370,830	47,891,501
Inventories	32,848,241	16,556,266
Advance hire, prepaid expenses and other current assets	29,969,352	28,340,246
Total current assets	191,993,893	191,825,879
Fixed assets, at cost, net of accumulated depreciation of $151,951,990 and $127,015,253, at December 31, 2024 and 2023, respectively	707,826,328	474,265,171
Finance lease right of use assets, at cost, net of accumulated depreciation of $10,697,881 and $10,539,384 at December 31, 2024 and 2023, respectively	28,771,531	30,393,823
Goodwill	3,104,800	3,104,800
Other Non-current Assets	4,760,529	5,590,295
Total assets	$936,457,081	$705,179,968

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$46,581,567	$34,346,202
Related party payable	1,181,015	1,490,060
Deferred revenue	15,447,488	15,629,886
Current portion of long-term debt	16,576,195	30,751,726
Current portion of financing obligations	25,267,105	18,980,512
Current portion of finance lease liabilities	2,843,750	2,989,612
Dividends payable	1,210,991	1,146,321
Total current liabilities	109,108,111	105,334,319

Secured long-term debt, net	112,720,545	68,446,309
Financing Obligations, net	229,529,792	130,037,711
Finance lease liabilities, net	10,434,298	13,229,156
Long-term liabilities - other - Note 11	—	17,936,540

Commitments and contingencies - Note 12

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized, 64,961,433 and 46,466,622 shares issued and outstanding at December 31, 2024 and 2023, respectively	6,498	4,648
Additional paid-in capital	258,659,972	164,854,546
Retained Earnings	169,155,149	159,026,799
Total Pangaea Logistics Solutions Ltd. equity	427,821,619	323,885,993
Non-controlling interests	46,842,716	46,309,940
Total stockholders' equity	474,664,335	370,195,933
Total liabilities and stockholders' equity	$936,457,081	$705,179,968

The accompanying notes are an integral part of these consolidated financial statements
4

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Income

	Years ended December 31,
	2024	2023
Revenues:
Voyage revenue	$494,106,763	$468,580,914
Charter revenue	30,326,291	23,715,895
Terminal & stevedore revenue	12,103,192	6,971,025
Total revenue	536,536,246	499,267,834

Operating expenses:
Voyage expense	237,478,669	227,434,670
Charter hire expense	130,763,801	111,033,537
Terminal & stevedore expenses	9,299,425	5,809,025
Vessel operating expenses	55,543,547	55,783,562
General and administrative	24,626,469	22,780,937
Depreciation and amortization	30,375,721	30,070,395
Loss on sale of vessels	—	1,738,511
Total operating expenses	488,087,632	454,650,637

Income from operations	48,448,614	44,617,197

Other (expense) income:
Interest expense	(17,073,184)	(17,025,547)
Interest income	3,022,593	3,572,134
Income attributable to Non-controlling interest recorded as long-term liability interest expense	(3,103,018)	(462,150)
Unrealized (loss) gain on derivative instruments	(953,042)	(2,925,347)
Other income	1,427,530	761,485
Total other expense, net	(16,679,121)	(16,079,425)

Net income	31,769,493	28,537,772
Income attributable to noncontrolling interests	(2,866,110)	(2,214,472)
Net income attributable to Pangaea Logistics Solutions Ltd.	$28,903,383	$26,323,300

Earnings per common share:
Basic	$0.64	$0.59
Diluted	$0.63	$0.58

Weighted average shares used to compute earnings per common share
Basic	45,391,855	44,773,899
Diluted	46,046,044	45,475,453

The accompanying notes are an integral part of these consolidated financial statements

5

Pangaea Logistics Solutions Ltd. Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2022	45,898,395	$4,590	$162,894,080	$151,327,392	$314,226,062	$54,495,468	$368,721,530
Share-based compensation	—	—	2,087,807	—	2,087,807	—	2,087,807
Issuance of restricted shares, net of forfeitures	568,227	58	(127,341)	—	(127,283)	—	(127,283)
Distribution to Non-Controlling Interests	—	—	—	—	—	(10,400,000)	(10,400,000)
Common Stock Dividend	—	—	—	(18,623,893)	(18,623,893)	—	(18,623,893)
Net income	—	—	—	26,323,300	26,323,300	2,214,472	28,537,772
Balance at December 31, 2023	46,466,622	$4,648	$164,854,546	$159,026,799	$323,885,993	$46,309,940	$370,195,933

Share-based compensation	—	—	2,788,190	—	2,788,190	—	2,788,190
Equity Consideration for Strategic Shipping Inc. Acquisition	18,059,342	1,806	91,017,280	—	91,019,086	—	91,019,086
Issuance of restricted shares, net of forfeitures	435,469	44	(44)	—	—	—	—
Distribution to Non-Controlling interests	—	—	—	—	—	(2,333,334)	(2,333,334)
Common Stock Dividend	—	—	—	(18,775,033)	(18,775,033)	—	(18,775,033)
Net income	—	—	—	28,903,383	28,903,383	2,866,110	31,769,493
Balance at December 31, 2024	64,961,433	$6,498	$258,659,972	$169,155,149	$427,821,619	$46,842,716	$474,664,335

The accompanying notes are an integral part of these consolidated financial statements

6

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2024	2023
Operating activities
Net income	$31,769,493	$28,537,772
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	30,375,721	30,070,395
Amortization of deferred financing costs	1,033,735	946,593
Amortization of prepaid rent	121,865	121,532
Unrealized loss on derivative instruments	953,042	2,925,347
Income from equity method investee	(1,709,593)	(684,470)
Earnings attributable to non-controlling interest recorded as interest expense	3,103,018	462,150
Provision for doubtful accounts	1,835,064	2,938,879
Loss on sales of vessels	—	1,738,511
Drydocking costs	(6,202,093)	(4,154,283)
Share-based compensation	2,788,190	2,087,807
Change in operating assets and liabilities:
Accounts receivable	3,685,607	(14,075,231)
Inventories	(11,030,458)	12,548,170
Advance hire, prepaid expenses and other current assets	(2,688,870)	(342,776)
Accounts payable, accrued expenses, other current liabilities and related party payable	11,839,070	(4,079,047)
Deferred revenue	(182,398)	(5,254,072)
Net cash provided by operating activities	65,691,393	53,787,277

Investing activities
Purchase of vessels and vessel improvements	(69,264,985)	(27,264,044)
Proceeds from sale of vessels	—	17,271,489
Acquisitions, net of cash acquired	—	(7,200,000)
Purchase of equipment and internal use software	(167,481)	—
Contribution to non-consolidated subsidiaries and other investments	(171,699)	(427,270)
Dividends received from equity method investments	1,910,000	1,637,500
Net cash used in investing activities	(67,694,165)	(15,982,325)

Financing activities
Proceeds from long-term debt	64,150,000	—
Payments of financing and issuance costs	(2,043,785)	—
Payments of long-term debt	(33,082,460)	(15,782,528)
Proceeds from financing obligations	25,000,000	—
Payments on financing obligations	(19,180,510)	(11,295,522)
Payments of finance leases	(2,989,613)	(8,942,609)
Dividends paid to non-controlling interests	(2,333,334)	(10,400,000)
Common stock accrued dividends paid	(18,710,364)	(18,103,750)
Cash paid for incentive compensation shares relinquished	—	(127,283)
Payments to non-controlling interest recorded as long-term liability	(21,039,558)	(2,500,000)
Net cash used in financing activities	(10,229,624)	(67,151,692)

Net (decrease) increase in cash and cash equivalents	(12,232,396)	(29,346,740)
Cash and cash equivalents at beginning of period	$99,037,866	$128,384,606
Cash and cash equivalents at end of period	$86,805,470	$99,037,866

Supplemental cash flow items:
Cash paid for interest	$17,983,252	$18,850,078
Acquisition of Strategic Shipping Inc. through issuance of 18,059,342 shares of common stock, with a value of $91,019,086, as non-cash consideration.	$91,019,086	$—
Fair value of loans and lease liabilities (ASC 842) assumed	$100,049,292	$—
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

As of December 31, 2024, the Company owned three Panamax, two Ultramax Ice Class 1C, two Ultramax and nine Supramax vessels. The Company owns two-thirds of its consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) which owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company owned 50% of Nordic Bulk Partners LLC. ("NBP") which owns a fleet of four Post Panamax Ice Class 1A drybulk vessels. On November 6, 2024, Pangaea Logistics Solutions Ltd. completed the acquisition of the remaining 50% equity ownership in Nordic Bulk Partners LLC from HS Nordic LLC for $19.0 million in cash, thereby securing full ownership of Nordic Bulk Partners. Refer to "Note 11, Other Long-Term Liabilities". The Company owns fifteen Handysize vessels acquired through the Strategic Shipping Inc. merger. The Company also has a 50% interest in the owner of a deck barge. Additionally, the Company owns port and terminal operations located in Fort Lauderdale, Florida, and Baltimore, Maryland.

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

At December 31, 2024 and 2023, entities that are consolidated pursuant to ASC 810-10, but which are not wholly-owned, include the following:

•Nordic Bulk Holding Company Ltd. (“NBHC”) - a corporation that was duly organized under the laws of Bermuda. NBHC was established in October 2012, for the purpose of owning Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”) and Bulk Nordic Orion Ltd. (“Bulk Orion”) and to invest in additional vessels through its wholly-owned subsidiaries. On September 28, 2020, the Company acquired an additional one-third equity interest in its partially-owned consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) from one of NBHC’s shareholders. The Company owns two-thirds equity interest of NBHC after the acquisition and the remainder one-third equity interest is owned by a third-party at December 31, 2024. The Company determined that NBHC is a VIE and that it is the primary beneficiary of NBHC, as it has the power to direct its activities through time charter arrangements with Pangaea Denmark covering all of its owned vessels. Accordingly, the Company has consolidated NBHC for the years ended December 31, 2024 and 2023. Bulk Odyssey, Bulk Orion, Bulk Nordic Oshima Ltd. (“Bulk Oshima”), Bulk Nordic Olympic Ltd. (“Bulk Olympic”), Bulk Nordic Odin Ltd. (“Bulk Odin”) and Bulk Nordic Oasis Ltd. (“Bulk Oasis”), corporations duly organized under the laws of Bermuda between March 2012 and February 2015, are owned by NBHC. These entities were established for the purpose of owning m/v Nordic Odyssey, m/v Nordic Orion, m/v Nordic Oshima, m/v Nordic Olympic, m/v Nordic Odin and m/v Nordic Oasis, respectively. On December 23, 2020 NBHC formed two new wholly owned subsidiaries, Bulk Nordic Odyssey (MI) Corp., and Bulk Nordic Orion (MI) Corp. for the purpose of transferring ownership of the m/v Nordic Odyssey and m/v Nordic Orion to these companies respectively. On January 21, 2021 NBHC formed four new wholly owned subsidiaries, Bulk Nordic Oasis (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., and Bulk Nordic Oshima (MI) Corp. for the purpose of transferring ownership of the m/v Nordic Oasis, m/v Nordic Odin, m/v Nordic Olympic and m/v Nordic Oshima to these companies respectively.

•Venture Logistics NL Inc. ("VLNL") - a corporation that was duly organized m/v in Newfoundland and Labrador, Canada on October 19, 2018. VLNL was established for the purpose of owning and operating a deck barge. At December 31, 2024 the Company had a 50% ownership interest in VLNL with the other 50% ownership interest owned by the independent third-party.

8

•Nordic Bulk Partners LLC. (“NBP”) – a corporation that was duly organized under the laws of the Marshall Island. NBP was established in September 2019 for the purpose of providing funding to Bulk Seven, Bulk Eight, Bulk Nine, and Bulk Ten for the construction of four newbuilding vessels and subsequently at completion and delivery of the newbuilding vessels owning Bulk Seven, Bulk Eight, Bulk Nine, and Bulk Ten. Bulk Seven, Bulk Eight, Bulk Nine and Bulk Ten are corporations that were duly organized under the laws of the Marshall Islands in September 2019 for the purpose of constructing and owning Post-Panamax newbuilding vessels named m/v Nordic Nuluujaak, m/v Nordic Qinngua, m/v Nordic Sanngijuq and m/v Nordic Siku, respectively, the four newbuilding vessels were delivered in 2021. On November 6, 2024, Pangaea Logistics Solutions Ltd. completed the purchase of the 50% equity ownership of Nordic Bulk Partners LLC from HS Nordic LLC for $19.0 million in cash, resulting in Pangaea owning 100% of Nordic Bulk Partners. At December 31, 2024 the Company had a 100% ownership interest in NBP.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates include:

•The fair value of assets and liabilities acquired in business combinations, including assumptions used in purchase price allocations.
•The assessment of long-lived assets for impairment under ASC 360, which involves assumptions about future cash flows, discount rates, and other relevant factors.
•The percentage completion of spot voyages.
•The establishment of the allowance for credit losses.
•The estimate of salvage value used in determining vessel depreciation expense.
9

Management reviews these estimates periodically and reflects the effects of revisions in the period in which they are determined.

Revenue Recognition

Voyage revenues represent revenues earned by the Company, principally from providing transportation services under voyage charters. A voyage charter involves the carriage of a specific amount and type of cargo on a load port to discharge port basis, subject to various cargo handling terms. Under a voyage charter, the service revenues are earned and recognized ratably over the duration of the voyage. The voyage contract generally has standard payment terms of 95% freight paid within three days after completion of loading. The Company acts as the principal in these contracts.

Demurrage, which is included in voyage revenues, represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the voyage charter. The voyage charter party generally has a “demurrage” or “despatch” clause. As per this clause, the charterer reimburses the Company for any potential delays exceeding the allowed laytime as per the charter party clause at the ports visited which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime known as despatch resulting in a reduction in revenue. In a voyage charter contract, the performance obligations begin to be satisfied once the vessel begins loading the cargo. The demurrage and despatch represent variable consideration which is estimated at contract inception. Such estimates are updated and constrained. Voyage revenue recognized is presented net of address commissions.

Charter revenues relate to a time charter arrangement under which the Company is paid to provide transportation services on a per day basis for a specified period of time. Revenues from time charters are earned and recognized on a straight-line basis over the term of the charter, as the charters do not fall under the scope of ASC 606. Revenue is not earned when vessels are offhire. The Company acts as the principal in these contracts.

Costs incurred in fulfillment of a contract that meet certain criteria are deferred and recognized when or as the related performance obligations are satisfied. The contract fulfillment costs consist primarily of the fuel consumption that is incurred by the Company from the latter of the end of the previous vessel employment and the contract date until the arrival at the loading port in addition to any port expenses incurred prior to arrival at the load port, as well as any charter hire expenses for third party vessels that are chartered-in. The fuel consumption and any port expenses incurred prior to arrival at the load port during this period are capitalized and recorded in Bunker inventory and Advance hire, prepaid expenses and other current assets, respectively in the Consolidated Balance Sheets and are amortized ratably over the total transit time of the voyage from arrival at the loading port until the vessel departs from the discharge port and expensed as part of Voyage expense. As of December 31, 2024 and 2023, the Company recognized $2.2 million and $2.3 million, respectively, of deferred costs which represents bunker expenses and charter hire expenses incurred prior to commencement of loading. These costs are recorded in Advance hire, prepaid expenses and other current assets in the Consolidated Balance Sheet and are expensed as part of Voyage expense and Charter hire expense. Similarly, for any third party vessels that are chartered-in, the charter hire expenses during this period are capitalized and recorded in Advance hire, prepaid expenses and other current assets in the Consolidated Balance Sheets and are expensed as part of Charter hire expense.

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

Assets and liabilities related to our voyage contracts with customers are reported on a contract-by-contract basis at the end of each reporting period. Contract assets also include accounts receivable for amounts billed and currently due from customers, which are reported at their net estimated realizable value. The Company maintains reserves against its accounts receivable for potential credit losses, which were immaterial for the years ended December 31, 2024 and 2023, respectively. Other contract assets include accrued receivables which arise when revenue is recognized in advance of billing for certain voyage contracts and hire paid to ship-owners in advance. Contract liabilities consist of deferred revenue which arises when amounts are billed to or collected from customers in advance of revenue recognition and are recognized within twelve months of the balance sheet date.

The Company’s revenue recognition includes variable consideration in certain contracts, which is assessed based on the terms of each agreement.
10

•In a stevedoring service contract the Company is paid to provide cargo handling services on a per unit basis for a specified quantity of cargo. The consideration in such a contract is determined on the basis of a rate per unit of cargo handled. The contract may contain minimum quantities. The contract transaction price is allocated to each performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company allocates the transaction price to each obligation at contract inception based on expected cost plus margin.

•In a terminal service contract the Company is paid to perform a broad range of activities at port terminals. This includes labor, storage, handling, and transfer of cargo within the terminal area. We recognize revenue over time or at a point in time, depending on the nature of the performance obligation contained in the respective contract with our customer. The Company acts as an agent in certain performance obligations.

The Company evaluates variable consideration at contract inception and updates estimates as necessary, ensuring that recognized revenue reflects the expected amount, subject to constraints to avoid significant reversals. The transaction price is allocated based on the relative stand-alone selling price of each performance obligation.

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations for our contracts that had an original expected duration of less than one year.

Deferred Revenue

Billings for services for which revenue is not recognized in the current period are recorded as deferred revenue. Deferred revenue recognized in the accompanying consolidated balance sheets is expected to be realized within twelve months of the balance sheet date. Deferred revenue as of December 31, 2022 was $20.9 million. All deferred revenue recorded on the consolidated balance sheets as of December 31, 2023 and December 31, 2022 was recognized during 2024 and 2023, respectively.

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, trade receivables and derivative instruments. The Company has certain domestic and foreign cash balance that exceed the insured limits set by the Federal Deposit Insurance Corporation (FDIC) in the United States and equivalent regulatory agencies in countries. The Company maintains its cash accounts with various high-quality financial institutions in the United States,
11

Germany, and Bermuda. The Company performs periodic evaluations of the relative credit standing of these financial institutions. The Company does not believe that significant concentration of credit risk exists with respect to these cash equivalents. Trade accounts receivable are recorded at the invoiced amount, and do not bear interest. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral. Historically, credit risk with respect to trade accounts receivable has been considered minimal due to the long-standing relationships with significant customers, and their relative financial stability. However, current economic conditions could impact the collectability of certain customers' trade receivables, which could have a material effect on the Company's results of operations. Derivative instruments are recorded at fair value. The Company does not have any off-balance sheet credit exposure related to its customers.

At December 31, 2024, two customers collectively represented 49% of the Company’s trade accounts receivable, one accounted for 35% and the other accounted for 14%. At December 31, 2023, there were two customers that accounted for 57% of the Company’s trade accounts receivable, one accounted for 35% and the other accounted for 22%.

At December 31, 2024, the United States and Canada accounted for 67% of accounts receivable. At December 31, 2023, the United States and Canada accounted for 70% of accounts receivable.

For the year ended December 31, 2024, the Company had two countries that accounted for at least 10% of revenue; the United States represents 32% and Canada represents 14%. For the year ended December 31, 2023, the Company had three countries that accounted for at least 10% of revenue; the United States represents 29%, Canada represents 15%, and The United Kingdom represents 12%.

For the year ended December 31, 2024, one customer accounted for 10% or more of total revenue. For the year ended December 31, 2023, two customers accounted for 10% or more of total revenue.

Cash and Cash Equivalents

Cash comprises cash on hand. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash, are subject to an insignificant risk of change in value, and have original maturities of three months or less.

Allowance for Credit Losses

The Company maintains a specific reserve for outstanding accounts that are considered partially or fully uncollectible. Additionally, reserves for accounts receivable are established based on account aging and historical collection trends. These reserves are adjusted as new information becomes available or payments are received.

At December 31, 2022, the allowance for credit losses was $4,367,848. At December 31, 2024, and 2023, the Company provided an allowance for credit losses of $5,492,901 and $5,657,837 respectively, for amounts that are not expected to be fully collected. The provision for credit losses was $1,835,064 in 2024 and $2,938,879 in 2023. Write-offs totaled $2,000,000 in 2024 and $1,648,890 in 2023, reflecting amounts determined to be uncollectible.

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

At December 31, advance hire, prepaid expenses and other current assets were comprised of the following:

	2024	2023
Advance hire	$3,348,104	$2,509,313
Prepaid expenses	9,517,482	7,072,634
Accrued receivables	7,352,376	5,777,596
Cash margin on deposit	3,268,455	3,751,257
Derivative assets	2,047,196	3,384,137
Other current assets	4,435,739	5,845,309
Total	$29,969,352	$28,340,246

Other Non-current Assets

At December 31, other non-current assets were comprised of the following:

Name	2024	2023
Intangible Assets, net - Note 15: Acquisitions (1)	$1,008,669	$1,777,063
Investment in Seamar Managements S.A.	236,219	706,655
Investment in Bay Stevedoring	1,894,927	1,667,093
Investment in Narragansett Bulk Carriers (US) Corp	519,975	519,975
Other investments	1,100,739	919,509
Total	$4,760,529	$5,590,295

(1) Intangible assets represent acquired assets, including licenses, contracts, and other rights, net of accumulated amortization totaling $1,242,431.

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

Deferred Drydock Cost

Significant upgrades made to the vessels during dry docking are capitalized when incurred and amortized on a straight-line basis over the 5 year period until the next dry docking for vessels younger than 15 years, and over the 2.5 years period until next dry docking for vessels older than 15 years at time of dry docking. Costs capitalized as part of the dry docking include direct costs incurred to meet regulatory requirements that add economic life to the vessel, that increase the vessel’s earnings capacity or which improve the vessel’s efficiency. Direct costs include the shipyard costs, parts, inspection fees, steel, blasting and painting. These costs are recorded in Fixed assets, net or Finance lease right of use assets, net on the Consolidated Balance Sheets. Expenditures for normal maintenance and repairs, whether incurred as part of the dry docking or not, are expensed as incurred. Unamortized dry-docking costs of vessels that are sold are written off and included in the calculation of the resulting gain or loss on sale.

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

The Company concluded that no triggering event occurred during the twelve months ended December 31, 2024, which would require impairment testing.

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

The Company conducted an impairment analysis on each asset group and determined that the estimated undiscounted future cash flows exceeded their carrying amounts. Therefore, no additional loss on impairment was recognized. Also the Company concluded that no other triggering event had occurred during the remaining period of 2023 which would require impairment testing.

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

The components of net debt issuance costs and bank fees, which are included in secured long-term debt on the consolidated balance sheets are as follows:

	December 31,
	2024	2023
Debt issuance costs and bank fees paid to financial institutions	$7,599,543	$7,599,543
Additional debt issuance costs	2,043,785	—
Less: accumulated amortization	(5,142,820)	(4,109,086)
Unamortized debt issuance costs and bank fees	$4,500,508	$3,490,457

Amortization included in interest expense	$1,033,735	$946,593

Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	December 31,
	2024	2023
Accounts payable	$14,817,287	$6,277,693
Accrued expenses	11,530,275	14,038,418
Bunkers suppliers	7,700,506	4,393,533
Charter hire payable	10,420,101	8,112,701
Other accrued liabilities	2,916,393	3,013,917
Total	$47,384,562	$35,836,262

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

Pangaea Denmark, a wholly-owned subsidiary of the Company, is subject to a Danish tonnage tax. Pangaea Denmark is not taxed on the basis of their actual income derived from their business but on an alternative income determination based on the net tons carrying capability of their fleet. As the tax is not determined based on taxable income, Pangaea Denmark’s tax expense of approximately $389,000 and $417,000 is included within voyage expenses in the accompanying consolidated statements of income as of December 31, 2024 and 2023, respectively.

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
15

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

The earnings from shipping operations of the Company are not subject to U.S. or foreign income taxation. However, due to the U.S. based terminal acquisitions that occurred in June 2023, the company's operations within these terminals is subjected to U.S. income taxation from its US-based operations. On June 1, 2023, the Company acquired two port terminal operations, one in Baltimore, Maryland and the other in Ft. Lauderdale, Florida. These acquisitions expanded the Company's income that is subject to United States taxes on fully consolidated companies. Consequently, the Company continues to record income tax benefit or expense and deferred tax assets or liabilities for the year ended December 31, 2024 and December 31, 2023, which were immaterial for both periods.

Where required, the Company complies with income tax filings in its various jurisdictions of operations. As of December 31, 2024 and 2023, the Company is not subject to U.S. federal or foreign examinations by tax authorities for years before 2019.

Restricted Common Share Awards

Compensation cost of restricted share awards is measured using the grant date fair value of the Company's common shares, as quoted on the Nasdaq Capital Market, multiplied by the total number of shares granted with no forfeiture rate applied. Compensation cost is amortized according to the vesting period indicated in the grant agreement. Total compensation cost recognized during the years ended December 31, 2024 and 2023 is $2,788,190 and $2,087,807, respectively, which is included in general and administrative expenses in the consolidated statements of income.

Dividends

Dividends on common stock are recorded when declared by the Board of Directors. While there are no specific restrictions at the parent company level, certain subsidiaries are subject to restrictions under credit agreements that may limit their ability to declare and distribute dividends to the parent company. For more information on common stock dividends, refer to Note 14, "Stock Incentive Plans and Non-controlling interest."

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

Segment Reporting

Operating segments are components of a business that engage in revenue-generating activities and incur expenses. Additionally, discrete financial information must be available for these segments. Their operating results are regularly reviewed by the chief operating decision maker ("CODM") to allocate resources and assess performance. Segment information is prepared on the same basis that our CEO, who is our Chief Operating Decision Maker ("CODM"), manages our segments, evaluates financial results, and makes key operating decisions.

In accordance with ASC 280, the Company identified the following operating segments: one shipping operating segment and six terminal and stevedoring operating segments. The Company shipping segment is inclusive of ship owning and commercial management companies. The Company evaluated whether aggregation of identified operating segments was appropriate based on the nature of services provided, the type of customers served, methods of service delivery, and economic characteristics. Based on criteria, the Companies operating segments do not qualify for aggregations.

Based on the reportable segment criteria in ASC 280, the Company determined the shipping operating segment is reportable. All other operating segments do not meet the quantitative thresholds for determining reportable segments. We have one reportable operating segment: the shipping segment.

The Company believes this approach aligns with the objective and principles of segment reporting under ASC 280, ensuring that the reportable segment structure reflects how the business is managed and how financial performance is assessed.

The Company will continue to monitor its operating segments and the criteria for aggregation to ensure compliance with ASC 280 and the appropriateness of its segment reporting.

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

At December 31, 2024, the Company has eight fully fixed rate debt facilities. At December 31, 2023, the Company has nine fully fixed rate debt facilities.The aggregate carrying amounts and fair values of the long-term debt associated with the fixed rate borrowing arrangements are as follows:

	December 31, 2024	December 31, 2023
Carrying amount of fixed rate long-term debt, financing obligations, and finance leases	$120,026,549	$111,847,339
Fair value of fixed rate long-term debt	$113,339,208	$103,119,658

Fair values of these debt obligations were estimated based on quoted market prices for the same or similar issues of debt with the same remaining maturities, which is considered Level 2 in the fair value hierarchy established by ASC 820.

Leases

During time charter agreements, the charterers have substantive decision-making rights to direct how and for what purpose the vessel is used. As such, the Company had identified that time charter agreements contain a lease. Accordingly, the Company accounts for amounts earned under these agreements in accordance with Topic 842. During time charter agreements, the Company is responsible for operating and maintaining the vessels. These costs are recorded as vessel operating expense in the Consolidated Statements of Income. The Company has elected the practical expedient that allows the Company to combine lease and non-lease components under ASC 842 as the timing and pattern of recognizing revenues for operating the vessel is the same as the timing and pattern of recognizing vessel leasing revenue; and the lease component, if accounted for separately, would be classified as an operating lease.

At December 31, 2024, the Company had six vessels chartered to customers under time charters that contain leases. These six leases varied in original length from 35 days to 165 days . At December 31, 2024, lease payments due under these arrangements totaled approximately $2,389,000 and each of the time charters were due to be completed in one hundred four days or less. The company does not have any options to extend or terminate the leases.

At December 31, 2023, the Company had ten vessels chartered to customers under time charters that contain leases. These ten leases varied in original length from 21 days  to 180 days . At December 31, 2023, lease payments due under these arrangements totaled approximately $12,525,000 and each of the time charters were due to be completed in one hundred eighty days or less.

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

Recent Accounting Standards

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (the “FASB”). ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

Recently Adopted Accounting Standards

As of January 1, 2023, we adopted ASU No. 2016-13, "Financial Instruments—Credit Losses" ("ASU 2016-13"). ASU 2016-13 amends the current financial instrument impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. The adoption of the accounting standard, did not have any material impact on our consolidated financial statements.

The Company adopted ASU No. 2020-04, ASU No. 2021-01, and ASU No. 2022-06 related to Reference Rate Reform (Topic 848). The adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures."

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update expands the disclosure requirements for reportable segments by enhancing disclosures related to significant segment expenses, interim segment profit or loss, and segment assets. It also clarifies how the Chief Operating Decision Maker ("CODM") uses the reported segment profit or loss information to assess segment performance and allocate resources. The Company adopted ASU 2023-07 effective December 15, 2024, and determined that the application of this guidance did not have a material impact on its consolidated financial statements. For additional details on the adoption effects of ASU 2023-07, refer to Note 16.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information related to the income tax rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. The update is effective for annual periods beginning
18

after December 15, 2024 on a prospective basis, and retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its disclosures within its consolidated financial statements.

In November 2024, the FASB released ASU 2024-03, which focuses on Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires the disclosure of additional information regarding specific expense categories in the financial statement notes. It becomes effective for annual periods starting after December 15, 2026, and for interim periods starting after December 15, 2027, with early adoption permitted. The update can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of ASU 2024-03 on its disclosures in the consolidated financial statements.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	December 31, 2024	December 31, 2023
Money market accounts – cash equivalents	$33,239,201	$38,556,005
Time deposit accounts - cash equivalents (1)	10,204,382	10,206,500
Cash (1)	43,361,887	50,275,361
Total cash and cash equivalents	$86,805,470	$99,037,866

(1) It consists of cash deposits at various major banks.

As of December 31, 2024 and December 31, 2023, we held cash and cash equivalents in the following subsidiaries:

Cash and cash equivalents	December 31, 2024	December 31, 2023
Pangaea (1)	$73,909,070	$81,652,679
NBHC (2)	12,063,063	11,948,547
Deck Barge (3)	833,337	5,436,640
Total cash and cash equivalents	$86,805,470	$99,037,866

(1) Held by 100% owned Pangaea consolidated subsidiaries
(2) Held by a 67% owned Pangaea consolidated subsidiary
(3) Held by a 50% owned Pangaea consolidated subsidiary in 2024, the cash balance included $5,178,409 held by NBP, a subsidiary in which Pangaea had a 50% equity ownership at December 31, 2023.

NOTE 5 - VARIABLE INTEREST ENTITIES

In compliance with ASC 810, the Company has assessed all its wholly and partially owned entities, in addition to those with common ownership or other connections. Note 3 outlines a brief of the Company's consolidation policy.

As of December 31, 2024, the Company has identified the following variable interest entities (VIEs): Bulk Freedom, Bulk Pride, Bulk PODS, Bulk Spirit, Bulk Independence, Bulk Friendship, Bulk Courageous, Bulk Valor, Bulk Promise, Phoenix Bulk 25, Bulk Sachuest, Bulk Prudence, Bulk Brenton, Bulk Patience, NBV, Long Wharf, NBHC, BVH, NBP, FVL, VBC, VNLN, Pangaea Logistics Solutions (US) LLC, Renaissance Holdings LLC, Strategic Alliance, Strategic Equity, Strategic Explorer, Strategic Fortitude, Strategic Harmony, Strategic Synergy, Strategic Tenacity, Strategic Unity, Strategic Venture, Strategic Endeavor, Strategic Resolve, Strategic Vision, Strategic Entity, Strategic Spirit, and Strategic Savannah.

Similarly, as of December 31, 2023, the identified VIEs are Bulk Trident, Bulk Phoenix, Bulk Freedom, Bulk Pride, Bulk PODS, Bulk Spirit, Bulk Independence, Bulk Friendship, Bulk Courageous, Bulk Valor, Bulk Promise, Phoenix Bulk 25, Bulk
19

Sachuest, Bulk Prudence, NBV, Long Wharf, NBHC, BVH, NBP, FVL, VBC, VNLN, and Pangaea Logistics Solutions (US) LLC.

The Company consolidates a VIE when it holds a variable interest in the entity and is the primary beneficiary. This means the Company has (i) the authority to direct the activities that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could be significant to the VIE. The financial position and operating results of these VIEs are included in the consolidated financial statements.

After eliminating any intercompany transactions and balances, the aggregate carrying values of the VIEs’ assets and liabilities in the consolidated balance sheets were as follows:

(Dollars in millions, figures may not foot due to rounding)	December 31, 2024
	Ship-owning (1)	NBHC	NBV	Long Wharf	VLNL	PANL US
Total assets	$373.5	$89.9	$42.9	$1.9	$0.9	$6.0
Total liabilities	$365.7	$42.7	$23.6	$1.9	$—	$3.1
Total stockholders' (deficit)/equity	$7.7	$47.2	$19.3	$—	$0.9	$2.9
Non-controlling interest (2)	$—	$45.6	$—	$—	$1.2	$—

	December 31, 2023
(Dollars in millions, figures may not foot due to rounding)	Ship-owning (1)	NBHC	NBV	Long Wharf	VLNL	NBP	PANL US
Total assets	$100.3	$96.5	$53.3	$1.9	$0.6	$144.1	$3.2
Total liabilities	$101.6	$50.4	$22.9	$1.9	$0.1	$135.6	$1.1
Total stockholders' (deficit)/equity	$(1.3)	$46.2	$30.3	$—	$0.6	$8.5	$2.2
Non-controlling interest (2)	$—	$45.3	$—	$—	$1.1	$—	$—

(1)Includes all wholly-owned subsidiaries, refer to Note 2 "Nature of Organization" for additional information.
(2)Non-controlling interest is held by third parties.

20

NOTE 6 - FIXED ASSETS

At December 31, fixed assets consisted of the following:

	2024	2023
Vessels and vessel upgrades	$830,920,933	$576,153,211
Capitalized dry docking	21,547,305	18,408,282

	852,468,238	594,561,493
Accumulated depreciation and amortization	(148,914,935)	(124,477,977)
Vessels, vessel upgrades and capitalized dry docking, net	703,553,303	470,083,516

Land and building	3,002,503	2,571,585
Computers, equipment and internal use software	4,307,577	4,147,346
Other fixed assets	7,310,080	6,718,931
Accumulated depreciation	(3,037,055)	(2,537,276)
Other fixed assets, net	4,273,025	4,181,655

Total fixed assets, net	$707,826,328	$474,265,171

At December 31, vessels under finance leases consisted of the following:

	2024	2023
Vessels under finance lease	$39,469,412	40,933,207
Accumulated depreciation and amortization	(10,697,881)	(10,539,384)

Vessels under finance lease, net	$28,771,531	$30,393,823

The net carrying value of the Company’s fleet consists of the following:

	December 31,
	2024	2023
Owned vessels
m/v NORDIC ODYSSEY (1)	17,181,472	18,949,524
m/v NORDIC ORION (1)	18,144,065	19,789,942
m/v NORDIC OSHIMA (1)	23,105,684	22,938,264
m/v NORDIC OLYMPIC (1)	22,089,187	23,306,330
m/v NORDIC ODIN (1)	21,979,872	23,411,836
m/v NORDIC OASIS (1)	23,436,017	24,853,935
m/v NORDIC NULUUJAAK (2)	34,667,055	36,088,312
m/v NORDIC QINNGUA (2)	34,654,787	36,018,502
m/v NORDIC SANNGIJUQ (2)	34,290,887	35,623,004
m/v NORDIC SIKU (2)	34,672,061	36,009,984
m/v BULK ENDURANCE	20,616,061	21,859,034
m/v BULK PRUDENCE	26,743,876	26,533,530
m/v BULK COURAGEOUS	16,027,958	15,145,246
m/v BULK CONCORD	18,510,983	18,965,726
m/v BULK FREEDOM	7,325,595	8,150,075
m/v BULK PRIDE	10,677,950	11,194,335
21

	December 31,
	2024	2023
Owned vessels
m/v BULK SPIRIT	11,960,593	12,970,111
m/v BULK PATIENCE	28,239,587	—
m/v BRENTON	28,256,449	—
m/v BULK SACHUEST	15,677,788	16,487,253
m/v BULK INDEPENDENCE	12,622,265	13,752,517
m/v BULK FRIENDSHIP	11,956,736	12,810,712
m/v BULK VALOR	15,726,225	16,434,083
m/v BULK PROMISE	16,344,110	16,970,026
m/v STRATEGIC FORTITUDE	16,874,348	—
m/v STRATEGIC RESOLVE	14,606,291	—
m/v STRATEGIC EXPLORER	14,606,291	—
m/v STRATEGIC ENTITY	14,606,291	—
m/v STRATEGIC SYNERGY	14,061,957	—
m/v STRATEGIC ALLIANCE	14,061,957	—
m/v STRATEGIC UNITY	14,061,957	—
m/v STRATEGIC HARMONY	14,061,957	—
m/v STRATEGIC EQUITY	14,061,957	—
m/v STRATEGIC VENTURE	14,061,957	—
m/v STRATEGIC SAVANNAH	11,431,010	—
m/v STRATEGIC SPIRIT	11,068,121	—
m/v STRATEGIC VISION	11,068,121	—
m/v STRATEGIC TENACITY	10,705,232	—
m/v STRATEGIC ENDEAVOUR	7,711,396	—
MISS NORA G. PEARL (3)	1,597,197	1,821,235
	$703,553,303	$470,083,516
Other fixed assets, net	4,273,025	4,181,655
Total fixed assets, net	$707,826,328	$474,265,171

Right of Use Assets
Finance lease right of use assets:
m/v BULK XAYMACA	11,042,061	11,623,719
m/v BULK DESTINY	$17,729,470	$18,770,104
	$28,771,531	$30,393,823

(1)Vessels are owned by NBHC, a consolidated joint venture in which the Company has a two-third ownership interest at December 31, 2024         and December 31, 2023.

(2)Vessels are owned by NBP, a consolidated joint venture in which the Company has a 50% ownership interest at December 31, 2023. On November 6, 2024, the Company acquired the remaining 50% interest in NBP from a non-affiliate, resulting in full ownership of NBP's fleet of four Post Panamax Ice Class 1A dry bulk vessels at December 31, 2024.

(3)Barge is owned by a 50% owned consolidated subsidiary.

The Company capitalized dry-docking costs on five vessels in 2024 and three vessels in 2023. The amortization period of the capitalized dry docking costs is within the remaining useful life of these vessels and is amortized over the estimated period to next drydocking. The
22

Company capitalized drydocking costs totaling $6.2 million and $4.2 million in the twelve months ended December 31, 2024 and 2023, respectively. These costs are recorded in Fixed assets, net or Finance lease right of use assets, net in the Consolidated Balance Sheets.
23

NOTE 7 - MARGIN ACCOUNTS, DERIVATIVES AND FAIR VALUE MEASURES

Margin Accounts

During December 31, 2024 and 2023, the Company was party to forward freight agreements and fuel swap contracts in order to mitigate the risk associated with volatile freight rates and fuel prices. Under the terms of these contracts, the Company is required to deposit funds in margin accounts if the market value of the hedged item declines. The funds are required to remain in margin accounts as collateral until the market value of the items being hedged return to preset limits. The margin accounts are included in advance hire, prepaid expenses and other current assets in the consolidated balance sheets at December 31, 2024 and 2023.

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

Fuel Derivatives

The Company continuously monitors the market volatility associated with fuel prices and seeks to reduce the risk of such volatility through a fuel hedging program. The Company enters into fuel derivatives that are not designated for hedge accounting under ASC 815 and, as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis.

Interest rate cap

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract. In January 2020, the Company entered into four interest rate cap contracts with total notional amount of $108.42 million as of December 31, 2024 at a cost of $628,000 to mitigate the risk associated with increases in interest rates on our sale and lease back financing arrangements of the four new-building vessels. In the event that the three-month SOFR rate rises above the applicable strike rate of 3.51%, the Company would receive quarterly payments related to the spread difference. These interest rate cap agreements do not qualify for hedge accounting treatment.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and December 31, 2023:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	12/31/2024	12/31/2023	Balance Sheet Location	12/31/2024	12/31/2023
Margin accounts (1)	Other current assets	$3,268,455	$3,239,947	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$—	$—	Other current liabilities	$1,045,395	$1,217,820
Fuel derivatives (2)	Other current assets	$—	$—	Other current liabilities	$137,992	$523,233
Interest rate cap (2)	Other current assets	$1,873,430	$3,384,137	Other current liabilities	$—	$—

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

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

Fair Value Measurements on a Recurring Basis as of December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
Derivative Instruments	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Asset Derivative:
Margin accounts	$3,268,455	$3,268,455	$—	$—	$3,239,947	$3,239,947	$—	$—
Forward freight agreements	—	—	—	—	—	—	—	—
Fuel derivatives	—	—	—	—	—	—	—	—
Interest rate cap	1,873,430	—	1,873,430	—	3,384,137	—	3,384,137	—
Total Asset Derivatives	5,141,885	3,268,455	1,873,430	—	6,624,084	3,239,947	3,384,137	—
Liability Derivative:
Forward freight agreements	1,045,395	—	1,045,395	—	1,217,820	—	1,217,820	—
Fuel derivatives	137,992	—	137,992	—	523,233	—	523,233	—
Interest rate cap	—	—	—	—	—	—	—	—
Total Liability Derivatives	$1,183,387	$—	$1,183,387	$—	$1,741,053	$—	$1,741,053	$—

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the twelve months ended December 31, 2024 and 2023:

	Unrealized gain (loss) on derivative instruments
	For the year ended December 31,
Derivative instruments	2024	2023
Forward freight agreements	$172,425	$(1,053,033)
Fuel derivatives	385,240	(364,307)
Interest rate cap	(1,510,707)	(1,508,007)
Total loss	$(953,042)	$(2,925,347)

The estimated fair values of the Company’s forward freight agreements and fuel derivatives are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.
25

NOTE 8 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2023	Activity	December 31, 2024
Included in Advance hire, prepaid expenses and other current assets on the consolidated balance sheets and statements of income, respectively:
MTM Ship Management (“MTM”) (ii)	$—	$3,789,859	$3,789,859

Included in accounts payable and accrued expenses on the consolidated balance sheets:
Trade payables due to Seamar (i)	$1,490,060	$(309,045)	$1,181,015

i.Seamar Management S.A. ("Seamar") Seamar Management S.A. ("Seamar") is a joint venture of which the Company owns 51% at December 31, 2024 and 2023.
ii.A member of the Board of Directors has partial ownership in MTM Ship Management.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (Seamar), an equity method investee, Seamar is responsible for the day-to-day operation of some of the Company’s owned vessels. During the years ended December 31, 2024 and 2023, the Company incurred technical management fees of $3,250,200 and $3,093,000 under this arrangement, which is included in vessel operating expenses in the consolidated statements of income. The total amounts payable to Seamar at December 31, 2024 and 2023, (including amounts due for vessel operating expenses), were $1,181,015 and $1,490,060, respectively.

On December 30, 2024, the Company completed its merger with Strategic Shipping Inc. (SSI), a wholly owned subsidiary of Renaissance Holdings LLC. As part of the transaction, the Company entered into a Technical Management Agreement with MTM Ship Management (“MTM”), establishing MTM as the technical manager for certain vessels within the merged entity’s fleet. Under the agreement, MTM Ship Management provides technical management services, including vessel maintenance, crew management, procurement, and regulatory compliance.

As of December 31, 2024, the Company had a prepaid balance amounting to $3,789,859 for continuous vessel management services rendered by MTM Ship Management. This sum is recorded under Prepaid Expenses on the consolidated balance sheet.

NOTE 9 - SECURED LONG-TERM DEBT AND FINANCING OBLIGATIONS

As of December 31, 2024, the Company’s outstanding long-term debt consists of the following:

	December 31, 2024	December 31, 2023	Interest Rate (%) (1)	Maturity Date
Long-Term Debt
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	$10,572,576	$12,512,080	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3)	35,000,000	39,800,000	3.38%	June 2027
The Amended Senior Facility - Dated May 13, 2019 (formerly The Amended Senior Facility - Dated December 21, 2017) (4)
–Bulk Nordic Six Ltd. - Tranche A (2)	—	9,033,325	N/A	May 2024
–Bulk Pride - Tranche C (2)	—	1,900,000	N/A	May 2024
–Bulk Independence - Tranche E (2)	—	9,500,000	N/A	May 2024
$50 Million Senior Secured Term Loan Facility - Dated August 14, 2024 (4)	46,966,266	—	6.99%	May 2029
Bulk Valor Corp. Loan and Security Agreement (2)	8,707,180	10,087,642	3.29%	June 2028
Bulk Promise Corp. (2)	8,301,038	9,685,334	5.45%	October 2027
Bulk Sachuest (2)	6,918,957	7,733,094	6.19%	October 2029
Bulk Prudence	14,853,000	—	6.53%	July 2029
Total Long-Term Debt	$131,319,017	$100,251,475
Less: Unamortized Debt Issuance Costs	(2,022,277)	$(1,053,440)
	$129,296,740	$99,198,035
Less: current portion	(16,576,195)	(30,751,726)
Secured long-term debt, net	$112,720,545	$68,446,309

(1)As of December 31, 2024.
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

All the loan terms and key financial covenants for all outstanding debt as of December 31, 2023, remain unchanged as of December 31, 2024. The Company was in compliance with all financial covenants as of December 31, 2024 and 2023. All outstanding loans are secured by the respective underlying assets.

New Long-Term Debt Issued in 2024

During the year ended December 31, 2024, the Company entered into the following new long-term debt arrangements. Borrowings made prior to January 1, 2024, that remain outstanding as of December 31, 2024, including their terms, covenants, and repayment schedules.

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

Key Financial Covenants:

•Leverage Ratio: Maximum of 200% consolidated leverage.
•Debt Service Coverage Ratio: Minimum of 115% on a rolling four-quarter basis.
•Minimum Liquidity: At least $18 million in consolidated liquidity.
•Net Worth: Minimum consolidated net worth of $52.25 million.
•Borrower Liquidity: Minimum of $375,000 per vessel in the Borrower’s account at DNB Bank ASA.

As of December 31, 2024, the Company is in compliance with all the financial covenants.

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

Key Financial Covenants:

•Leverage Ratio: Maximum of 200% consolidated leverage.
•Debt Service Coverage Ratio: Minimum of 115% on a rolling four-quarter basis.
•Minimum Liquidity: At least $18 million in consolidated liquidity.
•Net Worth: Minimum consolidated net worth of $52.25 million.

As of December 31, 2024, the Company is in compliance with all the financial covenants.

Debt Repayments in 2024

Loans that matured and were fully repaid during the year are reflected in the maturity date of the table above.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
2025	$16,576,196
2026	16,738,201
2027	46,055,191
2028	11,422,630
2029	40,526,799
Total	$131,319,017
Less: Unamortized Debt Issuance Costs	$(2,022,277)
$129,296,740
Less: current portion	$(16,576,195)
Secured long-term debt, net	$112,720,545

Financing Obligations Recognized in Failed Sale Leaseback Transactions
The following vessels were acquired through failed sale-leaseback transactions and are accounted for as financing obligations. These transactions do not qualify as leases under ASC 842 because the Company retains control of the vessels and is contractually obligated to repurchase them.

As of December 31, 2024, the Company’s financing obligation consists of the following:

	December 31, 2024	December 31, 2023	Interest Rate (%) (1)	Maturity Date

Bulk Spirit Ltd.	6,346,354	7,486,979	5.10%	February 2027
Bulk Friendship Corp. - Bareboat Charter Agreement dated May 14, 2019	—	8,471,002	N/A	September 2024
Bulk Friendship Corp. - Bareboat Charter Party dated September 30, 2024	7,800,000	—	6.90%	August 2029
Bulk Nordic Seven LLC (3) (4)	26,821,468	28,482,063	7.06%	May 2036
Bulk Nordic Eight LLC(3) (4)	26,813,297	28,473,392	7.06%	June 2036
Bulk Nordic Nine LLC(3) (4)	26,978,978	28,591,644	7.06%	September 2036
Bulk Nordic Ten LLC(3) (4)	27,105,743	28,712,632	7.06%	November 2036
Bulk Courageous Corp. (2)	7,800,000	9,000,000	3.93%	April 2028
Phoenix Bulk 25 Corp. (2)	10,468,772	12,097,410	4.67%	February 2029
Bulk Independence	8,500,000	—	6.85%	December 2028
Bulk Pride	8,500,000	—	6.85%	December 2028
Tripartite Agreement (m/v Strategic Alliance, m/v Strategic Synergy, Strategic Unity) (2)	30,640,920	—	5.54%	June 2029
SBC Entity LLC	10,441,619	—	5.49%	August 2031
SBC Explorer LLC	9,354,155	—	5.49%	March 2030
RHI Fortitude Pte. Ltd.	10,600,000	—	5.49%	January 2031
SBC Harmony Pte. Ltd.	10,960,000	—	5.49%	August 2031
RHI Savannah Pte. Ltd.	9,390,000	—	5.49%	September 2029
RHI Tenacity Pte. Ltd. (2)	9,438,688	—	2.31%	April 2027
SBC Venture Pte. Ltd.	9,223,910	—	5.49%	July 2031
Total	$257,183,904	$151,315,122
Less: unamortized issuance costs, net	(2,387,007)	(2,296,899)
	254,796,897	149,018,223
Less: current portion	(25,267,105)	(18,980,512)
Financing Obligations, net	$229,529,792	$130,037,711

(1)As of December 31, 2024 including the effect of interest rate cap if any.
(2)Interest rates on the loan facilities are fixed.
(3)The Company entered into an interest rate cap effective from Q2 2026 through Q4 2026, which caps the SOFR at 3.51%.
(4)On October 3, 2024, Pangaea Logistics Solutions Ltd. entered into a definitive agreement to purchase the remaining 50% equity of Nordic Bulk Partners LLC from HS Nordic LLC for $19.18 million in cash. The transaction was finalized on November 6, 2024, giving Pangaea full ownership of Nordic Bulk Partners. This acquisition grants Pangaea 100% control over Nordic Bulk Partners, which previously held interests in the financing obligations for these vessels.

All the obligation terms and financial covenants for all outstanding financing obligations as of December 31, 2023, remain unchanged as of December 31, 2024. The Company was in compliance with all financial covenants as of December 31, 2024 and 2023. All outstanding financing obligations are secured by the respective underlying assets.

New Financing Obligations in 2024

During the year ended December 31, 2024, the Company entered into the following new financing obligations. Financing obligations recognized prior to January 1, 2024, that remain outstanding as of December 31, 2024, including their terms, payment schedules.
30

Bulk Friendship Corp. Bareboat Charter Party dated September 30, 2024

In September 2024, Bulk Friendship Corp. entered into a sale and leaseback arrangement for $8.0 million. Under ASC 606, the transaction did not qualify as a sale, as control of the vessel was not transferred to the counterparty. Consequently, the transaction is classified as a financing obligation in accordance with ASC 842, due to the inclusion of a fixed-price purchase option, which the Company expects to exercise. The minimum payments consist of a fixed component of $50,000 per month and a floating component based on one-month SOFR plus a margin of 1.9%. The Company has the option to purchase the vessel after the 18th month or at any point upon counterparty default. If not exercised earlier, a final purchase option allows the Company to acquire the vessel at the end of the five-year term for $5.0 million.

Bulk Independence Corp. Bareboat Charter Party dated December 2024

In December 2024, Bulk Independence Corp. entered into a sale and leaseback transaction for the m.v. Bulk Independence as part of an $8.5 million financing arrangement with a lender. Under ASC 606, the transaction did not qualify as a sale since control of the vessel was not transferred to the lessor. As such, the transaction is not accounted for as a lease under ASC 842. Instead, it is classified as a financing obligation due to the inclusion of a fixed-price purchase option that the Company intends to exercise.

The financing arrangement includes a bareboat charter agreement, which grants the Company full operational control of the vessel. The minimum payments consist of a fixed monthly amount and a floating component based on the one-month SOFR plus a 1.85% margin. The Company has the option to purchase the vessel at specified intervals during the term, including an early purchase option after a defined period and a final purchase option of $2.5 million at the conclusion of the term.

Additionally, the agreement comprises a Mortgage, Bareboat Charter and Guarantee Assignment, and Insurance Assignment, under which the Owner has assigned all rights under the Bareboat Charter to the lender.

Bulk Pride Corp. Bareboat Charter Party dated December 2024

In December 2024, Bulk Pride Corp. entered into a sale and leaseback transaction for the m.v. Bulk Pride as part of an $8.5 million financing arrangement with a lender. Under ASC 606, the transaction did not qualify as a sale since control of the vessel was not transferred to the lessor. As such, the transaction is not accounted as a lease under ASC 842. Instead, it is classified as a financing obligation due to the inclusion of a fixed-price purchase option that the Company intends to exercise.

The financing arrangement includes a bareboat charter agreement, granting the Company full operational control of the vessel. The minimum payments consist of a fixed monthly amount and a floating component based on the one-month SOFR plus a 1.85% margin. The Company has the option to purchase the vessel at predetermined intervals throughout the financing arrangement, including an early purchase option after a defined period and a final purchase option of $2.5 million at the conclusion of the financing term.

Additionally, the agreement comprises a Mortgage, Bareboat Charter and Guarantee Assignment, and Insurance Assignment, under which the Owner has assigned all rights under the Bareboat Charter to the lender.

Renaissance Holdings LLC

On December 30, 2024, the Company finalized the acquisition of fifteen handy-size dry bulk vessels from Strategic Shipping Inc. (“SSI”) and integrated them into its fleet. In line with the transaction, and pursuant to the Agreement and Plan of Merger among the Company, SSI, Renaissance Holdings LLC (a fully-owned subsidiary of SSI), and Renaissance Merger Sub LLC (a fully-owned subsidiary of the Company), the Company took on finance obligation liabilities amounting to $100,049,293.

The table below outlines the assumed finance obligations:

	Balance as of 12/31/2024	Interest Rate	Maturity Date
Tripartite Agreement (m/v Strategic Alliance, m/v Strategic Synergy, Strategic Unity) (2)	$30,640,920	2.05% + Fixed rate 3.47%	June 2029
SBC Entity LLC	10,441,619	2.00% + floating 1M SOFR	August 2031
SBC Explorer LLC	9,354,155	2.00% + floating 1M SOFR	March 2030
RHI Fortitude Pte. Ltd.	10,600,000	2.00% + floating 1M SOFR	January 2031
SBC Harmony Pte. Ltd.	10,960,000	2.10% + floating 1M SOFR	August 2031
RHI Savannah Pte. Ltd.	9,390,000	2.00% + floating 1M SOFR	September 2029
RHI Tenacity Pte. Ltd. (2)	9,438,688	Fixed interest rate 2.31%	April 2027
SBC Venture Pte. Ltd.	9,223,910	2.10% + floating 1M SOFR	July 2031
Total	$100,049,292

All contracts previously classified as leases are accounted for as financing obligations under ASC 842 due to the inclusion of fixed-price purchase commitments at the end of the contract terms. Since these contracts do not qualify for lease accounting treatment, they are recognized as financing arrangements from the inception of the agreements. The financing obligations are secured by the assignment of earnings and insurances related to the underlying assets, as well as a Company guarantee. Interest expense associated with these financing obligations is recognized using the effective interest method over the term of the contract.

The following table presents the schedule of future minimum payments for the financing obligations:

Year ending December 31,
2025	$42,003,321
2026	40,989,851
2027	48,611,690
2028	43,711,389
2029	56,257,108
Thereafter	115,659,176
Total Present Value of Minimum Payments	347,232,535
Less: Amount representing interest	(90,048,631)
Present value of minimum payments	257,183,904
Less: Issuance costs	(2,387,007)
Present value of minimum payments, net	254,796,897
Less: Current portion of financing obligations	(25,267,105)
Non-current portion of financing obligations	$229,529,792

NOTE 10 - FINANCE LEASES

At December 31, 2024, the Company's fleet includes two vessels (Bulk Xaymaca, Bulk Destiny) financed under sale and leaseback financing arrangements accounted for as finance leases in accordance with ASC 840.

Finance lease consists of the following as of December 31, 2024:

	December 31, 2024	December 31, 2023	Interest Rate (%) (1)	Maturity Date

Bulk PODS Ltd.	$2,919,270	$4,763,020	7.33%	December 2027
Bulk Nordic Five Ltd. (2)	10,450,000	11,595,861	3.97%	April 2028
Total	$13,369,270	$16,358,881
Less: unamortized issuance costs, net	(91,222)	(140,113)
	$13,278,048	$16,218,768
Less: current portion	(2,843,750)	(2,989,612)
Secured long-term debt, net	$10,434,298	$13,229,156

(1)Interest rates on the loan facilities are fixed.

No amendments or modifications to the outstanding finance leases listed in the table above occurred during the year 2024. All outstanding finance leases are secured by the respective underlying assets.

Future minimum lease payments under finance leases with initial or remaining terms in excess of one year at December 31, 2024 were:

Year ending December 31,
2025	$3,558,294
2026	2,553,912
2027	1,320,923
2028	7,595,976
Total minimum lease payments	$15,029,105
Less amount representing interest	1,659,835
Present value of minimum lease payments	13,369,270
Less current portion	(2,843,750)
Less issuance costs	(91,222)
Long-term portion	$10,434,298

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
33

increased their ownership interest in NBP to 50% at December 31, 2021. As of December 31, 2023, the independent third party retains a 50% ownership interest in NBP. Earnings attributable to the third party’s interest in NBP are recorded in Interest expense, non-controlling interest.

On October 3, 2024, Pangaea Logistics Solutions Ltd. entered into a definitive agreement to purchase the remaining 50% equity of Nordic Bulk Partners LLC from HS Nordic LLC for $19.18 million in cash. The transaction was finalized on November 6, 2024, giving Pangaea full ownership of Nordic Bulk Partners. This acquisition grants Pangaea 100% control over Nordic Bulk Partners, which previously held interests in the financing obligations for Nordic Nuluujaak, Nordic Qinngua, Nordic Sanngijuq and Nordic Siku. Following the acquisition, the Company recognized a $1,963,602 early debt extinguishment charge, recorded under interest expense in the consolidated income statement for the year ended December 31, 2024.

The components of Other Long-term Liabilities are as follows:

	12/31/2024	12/31/2023
Beginning Balance	$17,936,540	$19,974,390
Payments to non-controlling interest recorded as long-term liability	(21,039,558)	(2,500,000)
Earnings attributable to non-controlling interest recorded as interest expense	3,103,018	462,150
Ending balance	$—	$17,936,540

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Long-term Contracts Accounted for as Operating Leases

The Company leases office space for its Copenhagen operations. The lease expires in December 2025, at which time the lease continues on a month to month basis with a non-cancelable period of six months.

The Company leases office space for its Singapore operations. In July 2023, the Company renewed its lease for a two year period. At December 31, 2024, the remaining lease term is eight months.

For the twelve months ended December 31, 2024 and 2023, the Company recognized approximately $0.2 million as lease expense for office leases in General and Administrative Expenses.

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

NOTE 13 - NET INCOME PER COMMON SHARE

The computation of basic net income per share is based on the weighted average number of common stock outstanding for the year ended December 31, 2024 and 2023. Diluted net income per share gives effect to restricted stock awards.
34

The following table summarizes the calculation of basic and diluted income per share:

	For the Years Ended
	December 31, 2024	December 31, 2023
Net income	$28,903,383	$26,323,300
Weighted Average Shares - Basic	45,391,855	44,773,899
Dilutive effect of restricted stock awards	654,189	701,554
Weighted Average Shares - Diluted	46,046,044	45,475,453
Basic net income per share	$0.64	$0.59
Diluted net income per share	$0.63	$0.58

There are no other shares which could be potentially dilutive.

NOTE 14 - STOCK INCENTIVE PLANS AND NON-CONTROLLING INTEREST

Common stock

The Company has 100,000,000 shares of common stock ($0.0001 par value) authorized, of which 64,961,433 were issued as of December 31, 2024.

Restricted Securities

On August 8, 2024, the Company's shareholders approved an amendment and restatement of the 2024 Plan that was adopted by the Board on May 7, 2024. The PANGAEA LOGISTICS SOLUTIONS LTD. 2024 SHARE INCENTIVE PLAN (as amended and restated by the Board of Directors on May 7, 2024), (the "Amended Plan"), the aggregate number of common shares with respect to which awards may be granted under the Amended Plan, such that the total number of shares made available for grant is 6,200,000. As of December 31, 2024, there were 926,531 common shares available for grants of awards under the 2014 Incentive Plan.

At December 31, 2024, shares issued to employees under the Amended Plan totaled 3,930,432 after forfeitures. These restricted shares vest at the rate of one-third of the total granted on each of the third, fourth and fifth anniversaries of the vesting commencement date. The Company is amortizing these grants over the applicable vesting periods. The Company has elected to recognize forfeitures as they occur.

Total non-cash compensation cost recognized during the years ended December 31, 2024 and 2023 is $2,788,190 and $2,087,807, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

A summary of activity related to outstanding restricted securities for fiscal years 2024 and 2023 is presented in the table below:

	Restricted Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested shares at December 31, 2022	1,367,310	$3.07
Granted	607,111	$5.53
Vested	(536,593)	$3.45
Forfeited	(14,168)	$3.04
Unvested shares at December 31, 2023	1,423,660	$3.97
Granted	435,469	$7.70
Vested	(546,822)	$3.81
Forfeited	—
Unvested shares at December 31, 2024	1,312,307	$5.27

35

	Fiscal Years Ended December 31,
	2024	2023
Fair value of restricted shares vested	$2,992,891	$3,014,568
Unrecognized compensation cost for restricted shares	$4,248,433	$3,685,460
Weighted average remaining period to expense restricted shares (years)	2.80	3.33

Dividends

Dividends payable consist of the following:

Dividends payable (1)
Balance at December 31, 2022	$626,178
Accrued dividend	668,536
Paid in cash	(148,393)
Balance at December 31, 2023	1,146,321
Accrued dividend	627,244
Paid in cash	(562,574)
Balance at December 31, 2024	$1,210,991

(1) Accrued dividends on unvested restricted shares under the Company's incentive compensation plan.

While there are no specific restrictions at the parent company level, certain subsidiaries are subject to restrictions under credit agreements that may limit their ability to declare and distribute dividends to the parent company. These restrictions do not prevent the parent company from declaring and paying dividends on its common stock.

Dividends

During 2024 and 2023, the quarterly cash dividend was $0.10 per share, respectively. The Company paid a quarterly cash dividend ranging from $0.035 to $0.10 per common share commencing in May 2019 and expects to maintain its quarterly dividend of $0.10 per share throughout 2025. Future dividends will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Board.

Noncontrolling Interests

Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to NBHC and its wholly-owned ship-owning subsidiaries amounts to approximately $45,608,000 and $45,252,000 as of December 31, 2024 and 2023, respectively.

Non-controlling interest attributable to VLNL was approximately $1,235,000 and $1,058,000 at December 31, 2024 and 2023, respectively.

Equity in Earnings and Dividends from Unconsolidated Subsidiaries:

For the year ended December 31, 2024, and 2023, the Company recognized $1,427,530 and $761,485, respectively, as equity in earnings from its 50% or less owned investees accounted for using the equity method.

Additionally, the Company received $1,910,000 and $1,637,500 in dividends from these investees for the years ended December 31, 2024 and 2023, respectively, disclosed under the other income line item in the consolidated income statement.

NOTE 15 - ACQUISITIONS

36

Merger Agreement with Strategic Shipping Inc.

On December 30, 2024 (the “Closing Date”), Pangaea Logistics Solutions Ltd. acquired fifteen handy-size dry bulk vessels (“Renaissance Vessels”) from Strategic Shipping Inc. (SSI) through the Merger Agreement with SSI. Renaissance Holdings LLC, a subsidiary of SSI (“Renaissance”), merged into Renaissance Merger Sub LLC, a subsidiary of Pangaea, after which the separate existence of Merger Sub ceased, and Renaissance became a wholly-owned subsidiary of the Company (the “Merger”). Prior to the Closing of the Merger, SSI effected a reorganization pursuant to which the ownership interests of certain of SSI’s subsidiaries (the “Subsidiaries”) were transferred and/or contributed to Renaissance. After the completion of the Reorganization, the Subsidiaries of Renaissance owned or chartered-in all Renaissance Vessels.

In connection with the Merger, the Company issued 18,059,342 shares of its common stock to SSI, representing approximately 27.6% of the Company’s outstanding common stock post-transaction, and assumed $100 million in loans and lease liabilities related to the Renaissance Vessels. At the Closing Date, the Company also remitted to SSI $6.8 million in cash (the “Closing Adjustment”), estimated based on the terms of the Merger Agreement, which includes primarily the carrying value of the bunker inventories and unused lubricants, prepaid principal and interest on the loans assumed by the Company, and was reduced by the estimated profit from the voyages in progress at the Closing Date.

The Company’s shareholders approved the share issuance in accordance with Nasdaq rules. The issued shares were exempt from registration under the Securities Act of 1933. The Company and SSI also entered into an Investor and Registration Rights Agreement, granting SSI resale registration rights and the right to designate up to two members on the Company’s Board of Directors.

Following the guidelines of ASC 805, Business Combinations (“ASC 805”), the Merger was determined not to meet the requirements of a business combination. As of the Closing Date, over 90% of the estimated fair value of Renaissance’s total assets acquired, were comprised of similar vessels with similar risk characteristics and inventories on board these vessels. As a result, the Merger was accounted for as an acquisition of Renaissance by the Company under the asset acquisition method of accounting in accordance with U.S. GAAP, which values the acquired assets and liabilities at the cost of the acquisition, including transaction costs, on the basis of their relative fair values. The Company was treated as the acquirer for accounting purposes.

The total purchase consideration of $202.9 million, which consists of $91.0 million related to the fair value of the common stock issued to SSI, 100.0 million in assumed liabilities at their fair value, $9.2 million related to the Closing Adjustment and $2.7 million in acquisition costs, was allocated to the assets acquired based on their relative fair values at the time of acquisition. The Company measured the fair value of the shares issued as consideration in the acquisition of the assets based on the stock price at the Closing Date. The Closing Adjustment allocated to the purchased assets excluded the estimated profit from the voyages in progress at the Closing date and to be completed post-closing. This estimated profit totaling $2.4 million was recorded as deferred revenue.

When determining the fair value of tangible assets acquired, the Company estimated the cost to replace Renaissance Vessels with a new asset, taking into consideration such factors as age, condition and the economic useful life of the asset. The fair value of the bunker and lube inventories was determined based on the market price per metric ton. Transaction costs directly related to the acquisition of the assets have been capitalized. The total consideration was preliminarily allocated on a relative fair value basis to the assets acquired, as follows (in millions):

(in millions)	December 30, 2024
Renaissance Vessels	$197,048,841
Bunkers and lube inventories	5,588,193
Prepaid expenses	289,459
Total assets	$202,926,493

Assumed loans and lease liabilities	$100,049,292
Fair value of the common stock issued	91,019,086
Cash consideration related to the Closing Adjustment	9,179,747
Transaction costs	2,678,368
Total consideration	$202,926,493
37

Acquisition of Port and Terminal Operation.

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

NOTE 16 – SEGMENT REPORTING

The Company's shipping segment focuses on providing seaborne dry bulk logistics and transportation services. This segment's goal is to generate both current income and capital appreciation through voyage and time charter agreements. Vessels that are owned or chartered by the Company operate globally, resulting in voyage and charter revenues from various geographic regions.

The CEO, acting as the Chief Operating Decision Maker (CODM), assesses profitability and asset performance using Time Charter Equivalent (TCE) rates. The primary expense analyzed by the CODM is voyage expenses, which are reported separately in the Consolidated Statements of Income.

38

The following tables present selected financial information with respect to our reportable segment:

	December 31, 2024	December 31, 2023
Shipping segment
Voyage revenue	$493,439,058	$467,573,493
Charter revenue	30,326,291	23,715,895
Shipping segment total revenue	523,765,349	491,289,388
Reconciliation:
All other revenue (1)	12,770,897	7,978,446
Total consolidated revenue	$536,536,246	$499,267,834

	December 31, 2024	December 31, 2023
Shipping segment total revenue	$523,765,349	$491,289,388
Less:
Voyage expense	237,478,669	227,434,670
TCE revenue (2)	286,286,680	263,854,718

Other operating expenses	237,838,066	219,237,521
Other expenses	(16,679,121)	(16,079,425)
Total consolidated net income	$31,769,493	$28,537,772

(1) All other revenue includes revenue from our port and terminal operations, as well as other ancillary services.

(2) TCE revenue represents shipping segment total revenue less voyage expenses and is considered the segment measure of profit/loss.

At the end of the years December 31, 2024, and December 31, 2023, the Company recorded net other operating expenses of $237.84 million and $219.24 million, respectively. These expenses include all other revenue, vessel operating costs, charter hire expenses, general and administrative costs, and depreciation and amortization.

Additionally, other expenses totaled $16.68 million and $16.08 million for the years ended December 31, 2024, and December 31, 2023, respectively, primarily comprising interest expenses and other non-operating costs.

For the year ended December 31, 2024, the Company reported total consolidated net income of $31.77 million and $28.54 million for the prior year.

1

Geographical Disclosure

Revenue from external customers is attributed to geographic areas as follows:

Revenue:	December 31, 2024	December 31, 2023
United States	$169,382,692	$142,246,632
Canada	72,820,447	74,496,107
Germany	44,129,597	23,855,953
Singapore	39,422,507	26,892,281
United Kingdom	35,535,921	58,507,173
Other (1)	175,245,081	173,269,688
Total consolidated revenue	$536,536,246	$499,267,834

(1) This includes revenue from various regions across Asia, Europe, South America, and other international markets.

Revenue is presented geographically based on the customer's country of domicile.

For the year ended December 31, 2024, one customer accounted for 10% or more of total revenue. For the year ended December 31, 2023, two customers accounted for 10% or more of total revenue. The Company’s vessels regularly move between countries in international waters, over hundreds of trade routes and, as a result, the disclosure of geographic information is impracticable.

Other segment disclosures:

	December 31, 2024			December 31, 2023
	Shipping	Other	Total	Shipping	Other	Total
Interest expense	17,073,184	—	17,073,184	17,025,547	—	17,025,547
Depreciation and amortization (1)	30,041,771	333,950	30,375,721	29,513,633	556,762	30,070,395
Other non-recurring items	—	—	—	1,738,511	—	1,738,511
Segment assets	730,727,634	205,729,447	936,457,081	498,656,103	206,523,865	705,179,968

The Company incurred Capital expenditures of $260,996,761 and $31,418,327 for shipping segment assets for the years ended December 31, 2024 and 2023, respectively.

NOTE 17 - SUBSEQUENT EVENTS

On February 13, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per common share, to be paid on March 14, 2024, to all shareholders of record as of February 28, 2025.

2

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2025.

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

Signature	Title	Date

/s/ Mark L. Filanowski	Chief Executive Officer and Director	March 17, 2025
Mark L. Filanowski	(Principal Executive Officer)

/s/ Gianni DelSignore	Chief Financial Officer, Principal	March 17, 2025
Gianni DelSignore	Financial and Accounting Officer

/s/ Carl Claus Boggild	Director	March 17, 2025
Carl Claus Boggild

/s/ Richard T. du Moulin	Chairman of the Board, Director	March 17, 2025
Richard T. du Moulin

/s/ Anthony Laura	Director	March 17, 2025
Anthony Laura

/s/ Eric S. Rosenfeld	Director	March 17, 2025
Eric S. Rosenfeld

/s/ David D. Sgro	Director	March 17, 2025
David D. Sgro

/s/ Karen H. Beachy	Director	March 17, 2025
Karen H. Beachy

/s/ Christina Tan	Director	March 17, 2025
Christina Tan

/s/ Gary Vogel	Director	March 17, 2025
Gary Vogel

2

Exhibit no.	Description
3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form S-1 filed on February 4, 2015).
3.2	Bye-laws of Company (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form S-1 filed on February 4, 2015.)
10.1
Purchase Agreement Addendum by and between Bulk Nordic Five Ltd. and Nicole Navigation S.A. dated October 27, 2016 (incorporated by reference to Exhibit 10.34 of the Registrant's Current Report on Form 10-K filed on March 22, 2017).

10.2	Bareboat Charter Party Dated August 2, 2018 (incorporated by reference to Exhibit 10.43 of the Registrant's Current Report on Form 10-Q filed on November 8, 2018).
10.3	Bareboat Charter Party Dated February 21, 2019 (incorporated by reference to Exhibit 10.44 of the Registrant's Current Report on Form 10-Q filed on May 15, 2019).
10.4	Limited Liability Company Agreement of Nordic Bulk Partners LLC. (incorporated by reference to Exhibit 10.18 of the Registrant's Current Report on Form 10-K filed on March 23, 2020).
10.5	Bareboat Charter Party Dated September 27, 2019 (incorporated by reference to Exhibit 10.19 of Registrant's Current Report on Form 10-K filed on March 23, 2020).
10.6
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (incorporated by reference to Exhibit 10.19 of Registrant's Current Report on Form 10-K filed on March 23, 2020).

10.7	Bulk Courageous Bareboat Charter dated March 27, 2021 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 10-Q filed on August 10, 2021).
10.8	Bulk Valor Corp. Loan and Security Agreement dated as of June 17, 2021 (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 10-Q filed on August 10, 2021).
10.9
Bulk Nordic Five Ltd. Amendment and Restatement Agreement of Bareboat Charter dated July 1, 2021 (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 10-Q filed on November 9, 2021).

10.10	Bulk Promise Corp. Loan and Security Agreement dated as of July 7, 2021 (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 10-Q filed on November 9, 2021).
10.11
Bareboat Charter Party by and between Phoenix Bulk 25 Corp. and Delta Partner Ltd Dated January 27, 2022 (incorporated by reference to Exhibit 10.1of Registrant's Current Report on Form 10-Q filed on May 10, 2022).

10.12	Bulk Sachuest Corp. Loan and Security Agreement dated as of October 13, 2022 (incorporated by reference to Exhibit 10.17 of Registrant's Current Report on Form 10-K dated March 15, 2022).
10.14	$50 Million Senior Secured Term Loan Facility
10.15	Bulk Prudence Corp. Facility Agreement Loan Facility
10.16	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K filed on September 24, 2024)
10.17	Investor and Registration Right Agreement *
14.1	Code of Ethics *
19.1	Pangaea Logistics Solutions Ltd. Insider Trading Policy.*
21.1	Subsidiaries of Pangaea Logistics Solutions Ltd.*
23.1	Consent of Grant Thornton LLP. *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 of Registrant's Current Report on Form 10-K dated March 14, 2024)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith
3