Form 10-Q
period 2025-03-31
Pangaea Logistics Solutions Ltd.
filed 2025-05-12
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Common Stock, par value $0.0001 per share, 65,621,562 shares outstanding as of May 8, 2025.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$63,948,677	$86,805,470
Accounts receivable (net of allowance of $6,619,042 and $5,492,901 at March 31, 2025 and December 31, 2024, respectively)	47,915,124	42,370,830
Inventories	36,031,774	32,848,241
Advance hire, prepaid expenses and other current assets	28,006,939	29,969,352
Total current assets	175,902,514	191,993,893

Fixed assets, net	705,349,704	707,826,328
Right of use assets, net	28,342,045	28,771,531
Goodwill	3,104,800	3,104,800
Other non-current assets	5,289,742	4,760,529
Total assets	$917,988,805	$936,457,081

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$43,058,013	$46,581,567
Affiliated Companies payable	788,989	1,181,015
Deferred revenue	19,291,025	15,447,488
Current portion of secured long-term debt	16,616,022	16,576,195
Current portion of financing obligations	25,351,524	25,267,105
Current portion of lease liabilities	2,843,750	2,843,750
Dividend payable	1,048,066	1,210,991
Total current liabilities	108,997,389	109,108,111

Secured long-term debt, net	108,725,464	112,720,545
Financing Obligations, net	223,379,561	229,529,792
Finance lease liabilities, net	9,733,675	10,434,298
Commitments and contingencies - Note 9

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 65,621,562 shares issued and outstanding at March 31, 2025; 64,961,433 shares issued and outstanding at December 31, 2024	6,564	6,498
Additional paid-in capital	260,191,506	258,659,972
Retained earnings	160,604,727	169,155,149
Total Pangaea Logistics Solutions Ltd. equity	420,802,797	427,821,619
Non-controlling interests	46,349,919	46,842,716
Total stockholders' equity	467,152,716	474,664,335
Total liabilities and stockholders' equity	$917,988,805	$936,457,081

 The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2025	2024

Revenues:
Voyage revenue	$109,659,800	$87,290,563
Charter revenue	9,992,999	15,031,027
Terminal & Stevedore Revenue	3,149,087	2,426,963
Total revenue	122,801,886	104,748,553
Expenses:
Voyage expense	60,307,182	37,114,664
Charter hire expense	17,640,670	27,142,850
Vessel operating expense	22,178,262	12,669,257
Terminal & Stevedore Expenses	2,551,341	2,079,187
General and administrative	7,274,493	7,278,003
Depreciation and amortization	9,923,492	7,436,473
Total expenses	119,875,440	93,720,434

Income from operations	2,926,446	11,028,119

Other income (expense):
Interest expense	(6,145,944)	(3,850,730)
Interest income	444,378	875,084
Income attributable to Non-controlling interest recorded as long-term liability interest expense	—	(815,102)
Unrealized gain on derivative instruments, net	183,540	5,084,339
Other income	392,906	343,924
Total other expense, net	(5,125,120)	1,637,515

Net (loss) income	(2,198,674)	12,665,634
Loss (income) attributable to non-controlling interests	217,797	(991,458)
Net (loss) income attributable to Pangaea Logistics Solutions Ltd.	$(1,980,877)	$11,674,176

(Loss) earnings per common share:
Basic	$(0.03)	$0.26
Diluted	$(0.03)	$0.25

Weighted average shares used to compute earnings per common share:
Basic	63,851,090	45,214,519
Diluted	63,851,090	45,914,772

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	64,961,433	$6,498	$258,659,972	$169,155,149	$427,821,619	$46,842,716	$474,664,335
Share-based compensation	—	—	1,531,600	—	1,531,600	—	1,531,600
Issuance of restricted shares, net of forfeitures	661,504	66	(66)	—	—	—	—
Forfeitures of restricted shares	(1,375)	—					—
Common Stock Dividend	—	—	—	(6,569,545)	(6,569,545)	(275,000)	(6,844,545)
Net Loss	—	—	—	(1,980,877)	(1,980,877)	(217,797)	(2,198,674)
Balance at March 31, 2025	65,621,562	$6,564	$260,191,506	$160,604,727	$420,802,797	$46,349,919	$467,152,716

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	46,466,622	4,648	164,854,546	159,026,799	323,885,993	46,309,940	370,195,933
Share-based compensation	—	—	1,138,677	—	1,138,677	—	1,138,677
Issuance of restricted shares, net of forfeitures	372,969	37	(37)	—	—	—	—
Common Stock Dividend	—	—	—	(4,694,592)	(4,694,592)	—	(4,694,592)
Net Income	—	—	—	11,674,176	11,674,176	991,458	12,665,634
Balance at March 31, 2024	46,839,591	$4,685	$165,993,186	$166,006,383	$332,004,254	$47,301,398	$379,305,652

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net (loss) income	$(2,198,674)	$12,665,634
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	9,923,492	7,436,473
Amortization of deferred financing costs	311,565	205,472
Amortization of prepaid rent	29,942	30,467
Unrealized gain on derivative instruments	(183,540)	(5,084,339)
Income from equity method investee	(392,906)	(343,924)
Earnings attributable to non-controlling interest recorded as other long-term liability	—	815,102
Provision for doubtful accounts	1,158,555	358,080
Drydocking costs	(6,448,769)	(1,267,661)
Share-based compensation	1,531,600	1,138,677
Change in operating assets and liabilities:
Accounts receivable	(6,702,848)	5,535,687
Inventories	(3,183,533)	(5,595,378)
Advance hire, prepaid expenses and other current assets	1,213,545	(3,850,938)
Accounts payable, accrued expenses and other current liabilities	(3,257,785)	(1,187,491)
Deferred revenue	3,843,537	(1,856,580)
Net cash (used in) provided by operating activities	(4,355,819)	8,999,281

Investing activities
Purchase of vessels and vessel improvements	(58,163)	(130,000)
Purchase of fixed assets and equipment	(402,112)	(73,618)
Net cash used in investing activities	(460,275)	(203,618)

Financing activities
Payments of long-term debt	(4,129,304)	(3,356,824)
Payments of financing obligations	(6,192,987)	(2,872,524)
Payments of finance leases	(710,938)	(856,799)
Cash dividends paid	(6,732,470)	(4,874,127)
Payments to non-controlling interest	(275,000)	—
Net cash used in financing activities	(18,040,699)	(11,960,274)

Net change in cash and cash equivalents	(22,856,793)	(3,164,611)
Cash and cash equivalents, beginning of year	86,805,470	99,037,866
Cash and cash equivalents, end of period	$63,948,677	$95,873,255

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

As of March 31, 2025, the Company owned three Panamax, two Ultramax Ice Class 1C, two Ultramax, nine Supramax and four Post-Panamax Ice Class 1A drybulk vessels. The Company owns two-thirds of its consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) which owns a fleet of six Panamax Ice Class 1A drybulk vessels.

In addition, the Company owns fifteen Handysize vessels acquired through the merger with Strategic Shipping Inc., completed on December 30, 2024. The Company also holds a 50% equity interest in the owner of a deck barge and operates port and terminal facilities in Fort Lauderdale, Florida, and Baltimore, Maryland.

Note 2 - Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the percentage completion of voyages in process, the establishment of the allowance for credit losses, the estimate of salvage value used in determining vessel depreciation expense, and the evaluation of long-lived assets for impairment. Actual results could differ from those estimates.

Concentration of credit risk

The Company’s accounts receivable balance includes outstanding receivables from one significant customer that comprises 29% of accounts receivable as of March 31, 2025.

Advance hire, prepaid expenses and other current assets

Advance hire, prepaid expenses and other current assets were comprised of the following:

	March 31, 2025	December 31, 2024
	(unaudited)
Advance hire	$3,641,069	$3,348,104
Prepaid expenses	7,286,427	9,517,482
Accrued receivables	7,795,107	7,352,376
Cash margin on deposit	2,331,829	3,268,455
Derivative assets	1,513,236	2,047,196
Other current assets	5,439,271	4,435,739
	$28,006,939	$29,969,352

Goodwill

We conducted our annual qualitative assessment of goodwill as of June 1, 2024, which indicated that it was more likely than not that the fair value of the Company’s goodwill exceeded its carrying amount, thus no impairment was indicated. As of March 31, 2025, no events or changes in circumstances occurred that would necessitate a further impairment review.

Other non-current Assets

Other non-current assets were comprised of the following:

	March 31, 2025	December 31, 2024
	(unaudited)
Intangible Assets, net of accumulated amortization of $1,357,121 and $1,242,431 as of March 31, 2025 and December 31, 2024, respectively (1)	$893,980	$1,008,669
Investment in Seamar Management	339,367	236,219
Investment in Bay Stevedoring LLC	2,401,713	1,894,927
Investment in Narragansett Bulk Carriers (US) Corp	519,975	519,975
Other investments	1,134,707	1,100,739
	$5,289,742	$4,760,529

(1) Intangible assets consist primarily of customer contracts and a non-compete agreement acquired in prior periods, which are being amortized over estimated useful lives ranging from 2 to 5 years. No new intangible assets were recognized during the three months ended March 31, 2025.

The Company recognized earnings from equity method investments during the three months ended March 31, 2025; however, no dividends were received from these investees during the period.

Accounts payable, accrued expenses and other current liabilities
Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	March 31, 2025	December 31, 2024
	(unaudited)
Accounts payable	$14,394,602	$13,636,272
Accrued expenses	9,131,861	11,530,275
Bunkers suppliers	6,327,462	7,700,506
Charter hire payable	11,233,047	10,420,101
Other accrued liabilities	1,971,041	3,294,413
	$43,058,013	$46,581,567

The amounts previously reported for the twelve months ended December 31, 2024, have been retrospectively recast to reflect the reclassifications of related party payables, operating lease liabilities, and accounts payable.

Leases

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, Leases ("ASC 842"), the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending March 31, 2025, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

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

At March 31, 2025, the Company had seven vessels chartered to customers under time charters that contained a lease. These seven leases varied in original length from 27 days to 84 days. The lease payments due under these arrangements totaled approximately $1,275,000 and each of the time charters were due to be completed in 40 days or less.

At March 31, 2024, the Company had seven vessels chartered to customers under time charters that included a lease. These seven leases varied in original length from 44 days to 180 days. The lease payments due under this arrangement totaled approximately $3,174,000 and each time charter was due to be completed in 62 days or less.

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

Revenue Recognition

In a voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage, which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or "dead" freight. The voyage contract generally has standard payment terms of 95% freight paid within three days after completion of loading. The voyage charter party generally has a "demurrage" or "despatch" clause. As per this clause, the charterer reimburses the Company for any delays that exceed the agreed to laytime at the ports visited, which are recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime which is known as despatch and results in a reduction of revenue. In a voyage charter contract, the performance obligations begin to be satisfied once the vessel begins loading the cargo. The Company determined that its voyage charter contracts consist of a single performance obligation of transporting the cargo within a specified time period. Therefore, the performance obligation is met evenly as the voyage progresses, and the revenue is recognized on a straight-line basis over the voyage days from the commencement of the loading of cargo to completion of discharge.

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

The Company’s contracts with customers, including voyage charters and stevedoring service contracts, generally have original expected durations of one year or less. In accordance with the practical expedient in ASC 606-10-50-14, the Company has elected not to disclose the amount of remaining performance obligations for these contracts. As of March 31, 2025, the Company did not have any material unsatisfied performance obligations that are required to be disclosed.

Deferred Revenue

All deferred revenue recorded on the consolidated balance sheets as of December 31, 2024, was recognized during the three months ended March 31, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires expanded disclosures related to income taxes. This standard became effective for the Company beginning January 1, 2025. The Company adopted this standard in the first quarter of 2025 and determined that it did not have a material impact on its disclosures within the consolidated financial statements.

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

Note 3 - Cash and Cash Equivalents

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	March 31, 2025	December 31, 2024
	(unaudited)
Money market accounts – cash equivalents	$27,480,900	$33,239,201
Time deposit accounts - cash equivalents	—	10,204,382
Cash (1)	36,467,777	43,361,887
Total cash and cash equivalents	$63,948,677	$86,805,470

(1) It consists of cash deposits at various major banks.

As of March 31, 2025 and December 31, 2024, the Company held cash and cash equivalents in the following subsidiaries:

	March 31, 2025	December 31, 2024
	(unaudited)
Pangaea (1)	$50,255,239	$73,909,070
NBHC (2)	13,138,549	12,063,063
Deck Barge (3)	554,889	833,337
Total cash and cash equivalents	$63,948,677	$86,805,470
(1) Held by 100% owned Pangaea consolidated subsidiaries
(2) Held by a 67% owned Pangaea consolidated subsidiary
(3) Held by a 50% owned Pangaea consolidated subsidiary.

Note 4 - Fixed Assets

At March 31, 2025, the Company owned forty-one dry bulk vessels including ten financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
m/v Nordic Odyssey (1)	$16,738,644	$17,181,472
m/v Nordic Orion (1)	17,748,096	18,144,065
m/v Nordic Oshima (1)	22,723,200	23,105,684
m/v Nordic Olympic (1)	23,393,132	22,089,187
m/v Nordic Odin (1)	23,609,349	21,979,872
m/v Nordic Oasis (1)	23,101,031	23,436,017
m/v Nordic Nuluujaak	34,310,649	34,667,055
m/v Nordic Qinngua	34,303,132	34,654,787
m/v Nordic Sanngijuq	33,947,355	34,290,887
m/v Nordic Siku	34,327,035	34,672,061
m/v Bulk Endurance	20,311,950	20,616,061
m/v Bulk Prudence	26,479,936	26,743,876
m/v Bulk Courageous	15,964,719	16,027,958
m/v Bulk Concord	18,068,090	18,510,983
m/v Bulk Freedom	7,096,947	7,325,595
m/v Bulk Pride	10,584,958	10,677,950
m/v Bulk Spirit	11,708,903	11,960,593
m/v Bulk Sachuest	15,506,348	15,677,788
m/v Bulk Independence	12,761,362	12,622,265
m/v Bulk Friendship	11,739,269	11,956,736
m/v Bulk Valor	15,605,231	15,726,225
m/v Bulk Promise	16,194,545	16,344,110
m/v Bulk Brenton	27,962,015	28,256,449
m/v Bulk Patience	27,946,101	28,239,587
m/v Strategic Fortitude	16,710,460	16,874,348
m/v Strategic Resolve	15,369,148	14,606,291
m/v Strategic Explorer	15,178,011	14,606,291
m/v Strategic Entity	14,847,477	14,606,291
m/v Strategic Synergy	13,921,221	14,061,957
m/v Strategic Alliance	13,921,390	14,061,957
m/v Strategic Unity	13,921,495	14,061,957
m/v Strategic Harmony	13,921,273	14,061,957
m/v Strategic Equity	13,921,423	14,061,957
m/v Strategic Venture	13,921,626	14,061,957
m/v Strategic Savannah	11,318,861	11,431,010
m/v Strategic Spirit	10,948,393	11,068,121
m/v Strategic Vision	10,948,410	11,068,121
m/v Strategic Tenacity	10,590,417	10,705,232
m/v Strategic Endeavor	7,630,924	7,711,396
Miss Nora G Pearl (2)	1,597,197	1,597,197
	700,799,720	703,553,303
Other fixed assets, net	4,549,983	4,273,025
Total fixed assets, net	$705,349,704	$707,826,328
Right of Use Assets
m/v Bulk Xaymaca	$10,867,755	$11,042,061
m/v Bulk Destiny	17,474,290	17,729,470
	$28,342,045	$28,771,531

(1) Vessels are owned by NBHC, a consolidated entity in which the Company has a two-third ownership interest at March 31, 2025 and December 31, 2024, respectively.

(2) Barge is owned by a 50% owned consolidated subsidiary at March 31, 2025 and December 31, 2024, respectively.
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

The Company concluded that no triggering event had occurred during the first quarter of 2025 and 2024, which would require impairment testing.

Note 5 - Debt

As of March 31, 2025, the Company’s outstanding long-term debt consists of the following:

	March 31, 2025	December 31, 2024	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	10,078,727	10,572,576	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3)	33,800,000	35,000,000	3.38%	June 2027
$50 million Senior Secured Term Loan Facility - Dated August 14, 2024 (4)	45,788,221	46,966,266	6.85%	May 2029
Bulk Valor Corp. Loan and Security Agreement (2)	8,353,743	8,707,180	3.29%	June 2028
Bulk Promise Corp. (2)	7,954,964	8,301,038	5.45%	October 2027
Bulk Sachuest (2)	6,708,058	6,918,957	6.19%	October 2029
Bulk Prudence	14,506,000	14,853,000	6.25%	July 2029
Total	$127,189,713	$131,319,017
Less: unamortized issuance costs	(1,848,227)	(2,022,277)
	$125,341,486	$129,296,740
Less: current portion	(16,616,022)	(16,576,195)
Secured long-term debt, net	$108,725,464	$112,720,545
(1)As of March 31, 2025.
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

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
(unaudited)
2025 (remainder of the year)	$17,305,557
2026	22,471,489
2027	50,610,016
2028	14,534,430
2029	42,052,046
$146,973,538
Less: Amount representing interest	(19,783,825)
127,189,713
Less: Unamortized Debt Issuance Costs	(1,848,227)
125,341,486
Less: current portion	(16,616,022)
Secured long-term debt, net	$108,725,464

Financial Covenants

All the loan terms and key financial covenants for all outstanding debt as of December 31, 2024, remain unchanged as of March 31, 2025. Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of March 31, 2025 and December 31, 2024.

Financing Obligations Recognized in Failed Sale Leaseback Transactions
The following vessels were acquired through failed sale-leaseback transactions and are accounted for as financing obligations. These transactions do not qualify as leases under ASC 842 because the Company retains control of the vessels and is contractually obligated to repurchase them.

As of March 31, 2025, the Company’s financing obligation consists of the following:

	March 31, 2025	December 31, 2024	Interest Rate (%) (1)	Maturity Date
Bulk Spirit Ltd.	6,061,198	6,346,354	4.32%	February 2027
Bulk Friendship Corp. - Bareboat Charter Party dated September 30, 2024	7,650,000	7,800,000	6.22%	August 2029
Bulk Nordic Seven LLC (3)	26,391,942	26,821,468	7.06%	May 2036
Bulk Nordic Eight LLC (3)	26,381,083	26,813,297	7.06%	June 2036
Bulk Nordic Nine LLC (3)	26,561,754	26,978,978	7.06%	September 2036
Bulk Nordic Ten LLC (3)	26,687,076	27,105,743	7.06%	November 2036
Bulk Courageous Corp. (2)	7,500,000	7,800,000	3.93%	April 2028
Phoenix Bulk 25 Corp. (2)	10,058,462	10,468,772	4.67%	February 2029
Bulk Independence	8,125,000	8,500,000	6.20%	December 2028
Bulk Pride	8,125,000	8,500,000	6.20%	December 2028
Tripartite Agreement (m/v Strategic Alliance, m/v Strategic Synergy, Strategic Unity) (2)	29,968,650	30,640,920	6.40%	June 2029
SBC Equity Pte. Ltd.	10,204,907	10,441,619	6.32%	August 2031
SBC Explorer LLC	9,145,821	9,354,155	6.33%	March 2030
RHI Fortitude Pte. Ltd.	10,300,000	10,600,000	6.32%	January 2031
SBC Harmony Pte. Ltd.	10,600,000	10,960,000	6.42%	August 2031
RHI Savannah Pte. Ltd.	9,120,000	9,390,000	6.34%	September 2029
RHI Tenacity Pte. Ltd. (2)	9,190,258	9,438,688	2.31%	April 2027
SBC Venture Pte. Ltd.	8,919,739	9,223,910	6.42%	July 2031
Total	$250,990,891	$257,183,904
Less: unamortized issuance costs, net	(2,259,806)	(2,387,007)
	248,731,085	254,796,897
Less: current portion	(25,351,524)	(25,267,105)
Financing Obligations, net	$223,379,561	$229,529,792

(1)As of March 31, 2025 including the effect of interest rate cap if any.
(2)Interest rates on the loan facilities are fixed.
(3)The Company entered into an interest rate cap effective from Q2 2026 through Q4 2026, which caps the SOFR at 3.51%.

All the obligation terms and financial covenants for all outstanding financing obligations as of December 31, 2024, remain unchanged as of March 31, 2025. The Company was in compliance with all financial covenants as March 31, 2025 and December 31, 2024. All outstanding financing obligations are secured by the respective underlying assets.

Year ending December 31,
2025 (remainder of the year)	$31,681,801
2026	41,127,501
2027	48,752,060
2028	43,848,988
2029	56,294,130
Thereafter	115,677,093
Total Present Value of Minimum Payments	337,381,573
Less: Amount representing interest	(86,390,682)
Present value of minimum payments	250,990,891
Less: Issuance costs	(2,259,806)
Present value of minimum payments, net	248,731,085
Less: Current portion of financing obligations	(25,351,524)
Non-current portion of financing obligations	$223,379,561

Note 6 - Finance Leases

At March 31, 2025, the Company’s fleet included two vessels, Bulk Xaymaca and Bulk Destiny, which were financed through sale and leaseback arrangements and accounted for as finance leases in accordance with ASC 840. Bulk Xaymaca is leased under the Bulk PODS Ltd. facility, and Bulk Destiny is leased under the Bulk Nordic Five Ltd. facility.

Finance leases consist of the following as of March 31, 2025:

	March 31, 2025	December 31, 2024	Interest Rate (%) (1)	Maturity Date
	(unaudited)
Finance Leases:
Bulk PODS Ltd.	$2,458,332	$2,919,270	6.26%	December 2027
Bulk Nordic Five Ltd. (2)	10,200,000	10,450,000	3.97%	April 2028
Total	$12,658,332	$13,369,270
Less: unamortized issuance costs, net	(80,907)	(91,222)
	$12,577,425	$13,278,048
Less: current portion	(2,843,750)	(2,843,750)
Long-term lease liabilities, net	$9,733,675	$10,434,298

(1)As of March 31, 2025 including the effect of interest rate cap if any.
(2)Interest rates on the loan facilities are fixed.

The following table provides details of the Company's future minimum lease payments under finance and operating lease liabilities recorded on the Company's consolidated balance sheets as of March 31, 2025.

Year ending December 31,	Amount
(unaudited)
2025 (remainder of the year)	$2,645,904
2026	2,550,496
2027	1,320,923
2028	7,595,975
Total minimum lease payments	14,113,298
Less imputed interest	(1,454,966)
Present value of minimum lease payments	12,658,332
Less current portion	(2,843,750)
Less issuance costs	(80,907)
Long-term portion	$9,733,675

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	03/31/2025	12/31/2024	Balance Sheet Location	3/31/2025	12/31/2024
		(unaudited)			(unaudited)
Margin accounts (1)	Other current assets	$2,331,829	$3,268,455	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$—	$—	Other current liabilities	$623,105	$1,045,395
Fuel swap contracts (2)	Other current assets	$158,830	$—	Other current liabilities	$—	$137,992
Interest rate cap (2)	Other current assets	$1,337,858	$1,873,430	Other current liabilities	$—	$—

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Unrealized gain (loss) on derivative instruments
	Three Months Ended
Derivative instruments	03/31/2025	3/31/2024
	(unaudited)
Forward freight agreements	$422,290	$1,768,749
Fuel Swap Contracts	296,822	2,939,518
Interest rate cap	(535,572)	376,072
Total gain	$183,540	$5,084,339

Note 8 - Related Party Transactions

Amounts and notes payable or notes receivable to related parties consist of the following:

	December 31, 2024	Activity	March 31, 2025
		(unaudited)
Included in Advance hire, prepaid expenses and other current assets on the consolidated balance sheets and statements of income, respectively:
MTM Ship Management (“MTM”)	$3,789,859	$(3,098,480)	$691,379

Included in Affiliated Companies payable on the consolidated balance sheets:
Affiliated companies payable (i)	$1,181,015	(405,271)	$775,744
Commissions payable (ii)	$—	(13,245)	$13,245

i.Seamar Management S.A. ("Seamar")
ii.Phoenix Bulk Carriers (Brasil) Intermediacoes Maritimas Ltda. - a wholly-owned Company of a member of the Board of Directors.

Under the terms of a technical management agreement between the Company and Seamar Management S.A. (“Seamar”), an equity method investee, Seamar is responsible for the day-to-day operations for certain of the Company’s owned vessels. During the three months ended March 31, 2025 and 2024, the Company incurred technical management fees of approximately $864,000 and $764,400, respectively, under this arrangement.

In addition, the Company has a technical management agreement with MTM Ship Management (“MTM”), under which MTM serves as the technical manager for certain vessels within the merged entity’s fleet. Pursuant to the agreement, MTM provides services including vessel maintenance, crew management, procurement, and regulatory compliance. For the three months ended March 31, 2025, the Company incurred technical management fees of approximately $562,500 under this arrangement.

Note 9 - Commitments and Contingencies

Long-term Contracts Accounted for as Operating Leases

The Company leases office space for its Copenhagen operations. The lease expires in December 2025, at which time the lease continues on a month to month basis with a non-cancelable period of six months.

The Company leases office space for its Singapore operations. In July 2023, the Company renewed its lease for a two year period. At March 31, 2025, the remaining lease term is five months.

For the three months ended March 31, 2025 and 2024, the Company recognized approximately $50,000 and $49,000, respectively, as lease expense for office leases in General and Administrative Expenses.

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

Note 10 - Net Income per Common Share

The computation of basic net income per share is based on the weighted average number of common shares outstanding for the three months ended March 31, 2025 and 2024. Diluted net income per share gives effect to restricted stock awards.

For the three months ended March 31, 2025, approximately 435,000 shares of restricted stock awards were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

The following table summarizes the calculation of basic and diluted income per share:

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Net (loss) income	$(1,980,877)	$11,674,176
Weighted Average Shares - Basic	63,851,090	45,214,519
Dilutive effect of restricted stock awards	—	700,253
Weighted Average Shares - Diluted	63,851,090	45,914,772
Basic net (loss) income per share	$(0.03)	$0.26
Diluted net (loss) income per share	$(0.03)	$0.25

The Company paid cash dividends of $0.10 per share during the three months ended March 31, 2025. Total cash dividends paid were approximately $6.73 million.

Note 11. Employee Benefit Plans

Defined Contribution Plan

The Company sponsors a defined contribution 401(k) retirement savings plan for eligible employees. Under the plan, employees may elect to contribute a portion of their eligible compensation, subject to IRS limitations.

Employer Matching Contributions

The Company provides a 100% match on the first 4% of eligible compensation that employees contribute. These matching contributions are made in cash and vest immediately.

For the quarter ended March 31, 2025, the Company recorded an expense of approximately $179,000 for its matching contributions under the plan.

Note 12 – Segment Information and Geographic Data

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

The following tables present selected financial information with respect to our reportable segment:

	March 31, 2025	March 31, 2024
Shipping segment
Voyage revenue	$109,625,785	$87,290,563
Charter revenue	9,992,999	15,031,027
Shipping segment total revenue	$119,618,784	$102,321,590
Reconciliation:
All other revenue (1)	3,183,102	2,426,963
Total consolidated revenue	$122,801,886	$104,748,553

Shipping segment total revenue	$119,618,784	$102,321,590
Less:
Voyage expense	60,307,182	37,114,664
TCE revenue (2)	$59,311,602	$65,206,926

Other operating expenses	59,568,258	56,605,770
Other (expenses)/income	(5,125,120)	1,637,515
Total consolidated net income	$(2,198,674)	$12,665,634

(1) All other revenue includes revenue from our port and terminal operations, as well as other ancillary services.

(2) TCE revenue represents shipping segment total revenue less voyage expenses and is considered the segment measure of profit/loss.

Geographical Disclosure

Revenue from external customers is attributed to geographic areas as follows:

	March 31, 2025	March 31, 2024
United States	$35,326,928	$38,763,560
Singapore	15,656,387	7,941,712
Germany	13,579,002	6,098,604
Other (1)	58,239,569	51,944,676
Total consolidated revenue	$122,801,886	$104,748,553

(1) This includes revenue from various regions across Asia, Europe, South America, and other international markets.

Revenue is presented geographically based on the customer's country of domicile.

Note 13 - Subsequent Events

On May 8, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per common share, to be paid on June 16, 2025 to all shareholders of record as of June 2, 2025.

On May 8, 2025, the Company’s Board of Directors authorized a share repurchase program for up to $15.0 million of the Company’s common stock, representing approximately 5.6% of its market capitalization as of that date. The timing and extent of repurchases will depend on factors such as capital requirements, market conditions, trading price, and other strategic considerations. The program may be modified, suspended, or terminated at any time.

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

Selected Financial Information

(in thousands, except for shipping days data and per share data) (figures may not foot due to rounding)	For the three months ended March 31,
	2025	2024
Selected Financial Data
Voyage revenue	$109,660	$87,291
Charter revenue	9,993	15,031
Terminal & Stevedore Revenue	3,149	2,427
Total revenue	122,802	104,749
Voyage expense	60,307	37,115
Charter hire expense	17,641	27,143
Vessel operating expenses	22,178	12,669
Terminal Expenses	2,551	2,079
Total cost of transportation and service revenue	102,677	79,006
Vessel and Terminal Equipment depreciation and amortization	9,896	7,409
Gross Profit	10,229	18,334
Other operating expenses	7,302	7,307
Income from operations	2,926	11,028
Total other expense, net	(5,125)	1,638
Net (loss) income	(2,199)	12,666
(Income) loss attributable to non-controlling interests	218	(991)
Net (loss) income attributable to Pangaea Logistics Solutions Ltd.	$(1,981)	$11,674

Net income from continuing operations per common share information
Basic net income per share	$(0.03)	$0.26
Diluted net income per share	$(0.03)	$0.25
Weighted-average common shares Outstanding - basic	63,851	45,215
Weighted-average common shares Outstanding - diluted	63,851	45,915

Adjusted EBITDA (1)	$14,774	$19,947

Shipping Days (2)
Voyage days	4,196	2,830
Time charter days	1,014	855
Total shipping days	5,210	3,685

TCE Rates ($/day)	$11,390	$17,697

	March 31, 2025	December 31, 2024
Selected Data from the Consolidated Balance Sheets	(unaudited)
Cash and cash equivalents	$63,949	$86,805
Total assets	$917,989	$936,457
Total secured debt, including leases liabilities	$386,650	$397,372
Total shareholders' equity	$467,153	$474,664

	For the three months ended March 31,
	2025	2024
	(unaudited)
Selected Data from the Consolidated Statements of Cash Flows
Net cash (used in) provided by operating activities	$(4,356)	$8,999
Net cash used in investing activities	$(460)	$(204)
Net cash used in financing activities	$(18,041)	$(11,960)

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

The reconciliation of gross profit to net transportation and service revenue and net income in accordance with U.S. GAAP to Adjusted EBITDA is as follows:

(in thousands, figures may not foot due to rounding)	Three Months Ended March 31,
	2025	2024
Net Transportation and Service Revenue (3)	(unaudited)
Gross Profit (4)	$10,228	$18,334
Add:
Vessel and Terminal Equipment Depreciation and Amortization	9,896	7,409
Net transportation and service revenue	$20,124	$25,743

Adjusted EBITDA
Net Income	$(2,199)	$12,666
Interest expense, net	5,702	2,976
(Income) loss attributable to Non-controlling interest recorded as long-term liability interest expense	—	815
Depreciation and amortization	9,923	7,436
EBITDA	$13,426	$23,893
Non-GAAP Adjustments
Share-based compensation	1,532	1,139
Unrealized gain on derivative instruments, net	(184)	(5,084)
Adjusted EBITDA	$14,774	$19,947

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

The Baltic Dry Index (“BDI”), a broader market measure of the cost to transport drybulk commodities by sea, offers a market view into global supply demand trends and is considered the standard benchmark for drybulk cargo pricing. The BDI averaged 1,118 for the first quarter of 2025, down approximately 39%, compared to an average of 1,824 for the same quarter of 2024. The average published market rates for Panamax, Supramax, and Handysize vessels, reflecting the composition of the company's fleet, also decreased approximately 37%, from an average of $13,671 in the first quarter of 2024 to $8,548 in the same period of 2025.

In addition to broader market pressures, our operating results for the first quarter of 2025 also reflect the impact of fleet expansion. At December 30, 2024, the Company acquired 15 vessels to its owned fleet, representing a 58% increase in total vessel count. As a result, available owned shipping days increased by 1,275 days in the current quarter compared to the same period in 2024, which should be considered when comparing period-over-period performance metrics.

As a result of the industry's volatility, we have experienced fluctuations in our quarterly and annual operating results in the past, and we expect to continue experiencing such fluctuations in the future due to various factors, including cargo demand, vessel supply, competition, and seasonality.

Quarterly TCE Performance

For the three months ended March 31, 2025, the Company's TCE rates were down 36% to $11,390 from $17,697 for the three months ended March 31, 2024. The Company's achieved TCE rates declined from the previous quarter as the overall dry bulk market rates weakened for the three months ended March 31, 2025. The Company's achieved TCE rate for the three months ended March 31, 2025 outperformed the average of the Baltic panamax, supramax, and handysize market indexes and exceeded the average market rates by approximately 33% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet and its cargo-focused strategy.

1st Quarter Highlights

•Net loss attributable to Pangaea Logistics Solutions Ltd. was approximately $2.0 million for three months ended March 31, 2025 as compared to net income of approximately $11.7 million for the same period of 2024.
•Net loss per share was $0.03 for three months ended March 31, 2025, as compared to diluted net income per share of $0.25 for the same period in 2024.
•Pangaea's TCE rates were $11,390 for the three months ended March 31, 2025 and $17,697 for the three months ended March 31, 2024.
•Adjusted EBITDA was $14.8 million and $19.9 million for the three months ended March 31, 2025 and March 31, 2024.
•At the end of the quarter, Pangaea had $63.9 million in cash, and cash equivalents.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenues

Pangaea’s revenues are derived predominately from voyage, time charters, and terminal and stevedore revenue. Total revenue for the three months ended March 31, 2025, was $122.8 million, compared to $104.7 million for the same period in 2024, an 17% increase. The increase in revenues was primarily driven by a 41% rise in total shipping days, reaching 5,210 days for the three months ended March 31, 2025, compared to 3,685 days for the same period in 2024. However, this was partially offset by a decrease in the market rates for freight and time charters in the first quarter of 2025.
The Components of our revenue are as follows:

Voyage Revenues: Voyage revenues increased by 26% for the three months ended March 31, 2025 to $109.7 million compared to $87.3 million for the same period in 2024. The increase in voyage revenues was primarily due to a 48% increase in voyage days from 2,830 in the three months ended March 31, 2024 to 4,196 for the three months ended March 31, 2025. The increase is also attributable to the increase in the Company's fleet size as a result of the acquisition of 15 vessels in 2024 from Strategic Shipping, Inc. This was offset by a decline in market freight rates as discussed above.

Charter Revenues: Charter revenues decreased to $10.0 million from $15.0 million, or 34%, for the three months ended March 31, 2025 compared to the same period in 2024. The decrease in charter revenues was due to lower charter hire rates, with the panamax, supramax and handysize vessel index declining 37% from $13,671 per day for three months ended March 31, 2024 to $8,548 per day, over the same period of 2025. However, time charter days increased by 19% year-over-year, from 855 days to 1,014 days. Our flexible chartering strategy enables the Company to selectively release excess ship days, if any, into the market under time charter arrangements rather than voyage days.

Terminal & Stevedore Revenues: Terminal & Stevedore revenues increased by 30% for the three months ended March 31, 2025 to $3.1 million compared to $2.4 million for the same period in 2024. The increase in revenues was primarily due to the timing of certain significant customer contracts, which did not contribute to revenues in the first quarter of 2024. This timing shift of contracts that contribute materially to port revenues resulted in an increase for the current period.

Operating and Business Expenses

In recent years, global cost inflation has contributed to higher vessel operation costs, including crew travel, equipment transportation, and drydocking. While we expect crew payroll expenses to remain stable in the near and medium term, other inflated costs may increase our vessels' daily operating expenses. Typically, any fuel cost increases during voyages are managed through bunker hedging or through fuel cost pass-through arrangements in long-term contracts.

The Components of our expenses are as follows:

Voyage Expenses: Voyage expenses were $60.3 million for the three months ended March 31, 2025, compared to $37.1 million for the same period in 2024, an increase of approximately 62%. The increase was driven by a 48% increase in voyage days, leading to corresponding increases in bunkers consumed and port expenses incurred.

Charter Hire Expenses: Charter hire expenses for the three months ended March 31, 2025 were $17.6 million, compared to $27.1 million for the same period in 2024, a 35% decrease. The decrease in charter hire expenses was predominantly driven by lower market rates for charter-in vessels. Specifically, the average published market rates for Supramax, Panamax and Handysize vessels decreased approximately 37% declining from an average of $13,671 in the first quarter of 2024 to $8,548 in the same period of 2025. Chartered-in days increased 14% from 1,535 days in the three months ended March 31, 2024 to 1,745 days for the three months ended March 31, 2025. Charter hire expenses on a per day basis were $10,108 for the three months ended March 31, 2025 and $17,683 for the same period in 2024. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses: Vessel operating expenses for the three months ended March 31, 2025 were $22.2 million, compared to $12.7 million for the same period in 2024, an increase of approximately 75%. The ownership days increased as a result of the acquisition of vessels in the prior year, with 3,690 days for the three months ended March 31, 2025 compared to 2,184 days in 2024, reflecting an increase of 61%. Excluding technical management fees, vessel operating expenses on a per day basis were $5,528 for the three months ended March 31, 2025, up from $5,300 for the three months ended March 31, 2024. Technical management fees amounted to approximately $1.8 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively. The increase in technical management fees reflects the expansion of the owned fleet.

Terminal & Stevedore Expenses: Terminal & Stevedore expenses increased by 23% for the three months ended March 31, 2025 to $2.6 million compared to $2.1 million for the same period in 2024. The increase was in line with increased terminal revenue.

General and Administrative Expenses: General and administrative expenses remained consistent, amounting to $7.3 million for the three-month period ended March 31, 2025, and 2024.

Significant accounting estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the percentage completion of voyages in process, the establishment of the allowance for credit losses, the estimate of salvage value used in determining vessel depreciation expense, and the evaluation of long-lived assets for impairment.

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

The Company concluded that no triggering event had occurred during the first quarter of 2025 and 2024, which would require impairment testing.

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

As of March 31, 2025, and December 31, 2024, the Company’s working capital was $66.9 million and $82.9 million, respectively.

Cash Flows:

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2025 and 2024. We have derived these summarized statements of cash flows from the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
(In millions)	March 31, 2025	March 31, 2024
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$3.7	$16.0
Changes in operating assets and liabilities, net	(8.1)	(7.0)
Operating activities	(4.4)	9.0
Investing activities	(0.5)	(0.2)
Financing activities	(18.0)	(12.0)
Net change	$(22.9)	$(3.2)

Operating Activities

During the three months ending March 31, 2025, there was a net cash outflow of $4.36 million from operating activities, contrasting with the net cash inflow of $9.0 million recorded for the same period in 2024. The reduction in cash flow from operating activities, totaling $13.36 million when compared to the previous year, was mainly due to a net loss for the three months ending March 31, 2025. This loss was adjusted for non-cash elements, coupled with a diminished cash generation from alterations in operating assets and liabilities.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025, was $0.5 million compared to $0.2 million for the same period in 2024.

Financing Activities

Net cash used in financing activities decreased to $11.96 million for the three months ended March 31, 2025, compared to $18.04 million for the same period in 2024. The $6.08 million decrease was primarily due to the following:

•A $3.9 million increase in payments of debt, financing obligations and finance leases reflecting higher scheduled payments compared to the prior year.

•A $1.9 million increase in cash dividends paid during the current year.

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

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels, as well as port & terminal operations. As of March 31, 2025, the Company owned three Panamax, two Ultramax Ice Class 1C, two Ultramax, nine Supramax and four Post-Panamax Ice Class 1A drybulk vessels. The Company owns two-thirds of its consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) which owns a fleet of six Panamax Ice Class 1A drybulk vessels. In addition, the Company owns fifteen Handysize vessels acquired through the merger with Strategic Shipping Inc., completed on December 30, 2024. The Company also holds a 50% equity interest in the owner of a deck barge and operates port and terminal facilities in Fort Lauderdale, Florida, and Baltimore, Maryland.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $6.4 million and $1.3 million the three months ended March 31, 2025 and 2024, respectively. The Company expensed drydocking costs of $79,940 and $37,080, respectively, in the three months ended March 31, 2025 and 2024.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at March 31, 2025 or December 31, 2024.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

No significant changes to our market risk have occurred since December 31, 2024. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk" included in the Company Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, and considering the material weakness in internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2024, related to the design and documentation of controls over the review and application of our revenue recognition policy under ASC 606, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the first quarter of 2025, we implemented remediation actions intended to address the previously identified material weakness. These actions include enhancing review and approval procedures for revenue recognition, strengthening supervisory review processes for ASC 606 compliance, and implementing controls to align general ledger account mapping with financial statement presentation. The material weakness will not be considered remediated until these controls have been tested and determined to be operating effectively over a sustained period.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, we are involved in various other disputes and litigation matters that arise in the ordinary course of our business, principally cargo claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources.

Item 1A – Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and the Risk Factor described below, which could materially affect the Company’s business, financial condition or future results.

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
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2025.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Mark L. Filanowski
Mark L. Filanowski
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)