Form 10-Q
period 2025-06-30
Pangaea Logistics Solutions Ltd.
filed 2025-08-08
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Common Stock, par value $0.0001 per share, 65,241,911 shares outstanding as of August 5, 2025.

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$59,252,910	$86,805,470
Accounts receivable (net of allowance of $6,526,398 and $5,492,901 at June 30, 2025 and December 31, 2024, respectively)	49,325,656	42,370,830
Inventories	38,583,748	32,848,241
Advance hire, prepaid expenses and other current assets	29,300,653	29,969,352
Vessel held for sale	7,545,828	—
Total current assets	184,008,795	191,993,893

Fixed assets, net	694,403,690	707,826,328
Right of use assets, net	27,911,848	28,771,531
Goodwill	3,104,800	3,104,800
Other non-current assets	6,566,313	4,760,529
Total assets	$915,995,446	$936,457,081

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$61,401,165	$46,581,567
Affiliated Companies payable	61,694	1,181,015
Deferred revenue	18,491,044	15,447,488
Current portion of secured long-term debt	16,656,227	16,576,195
Current portion of financing obligations	25,438,710	25,267,105
Current portion of lease liabilities	2,843,750	2,843,750
Dividend payable	1,117,125	1,210,991
Total current liabilities	126,009,715	109,108,111

Secured long-term debt, net	104,712,469	112,720,545
Financing Obligations, net	217,110,667	229,529,792
Finance lease liabilities, net	9,032,282	10,434,298
Commitments and contingencies - Note 9

Stockholders' equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 65,377,137 shares issued and outstanding at June 30, 2025; 64,961,433 shares issued and outstanding at December 31, 2024	6,539	6,498
Additional paid-in capital	259,733,610	258,659,972
Retained earnings	154,612,941	169,155,149
Total Pangaea Logistics Solutions Ltd. equity	414,353,090	427,821,619
Non-controlling interests	44,777,223	46,842,716
Total stockholders' equity	459,130,313	474,664,335
Total liabilities and stockholders' equity	$915,995,446	$936,457,081

 The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues:
Voyage revenue	$146,268,745	$124,095,728	$255,928,545	$211,386,291
Charter revenue	6,850,141	3,846,797	16,843,140	18,877,824
Terminal & Stevedore Revenue	3,570,556	3,555,327	6,719,643	5,982,290
Total revenue	156,689,442	131,497,852	279,491,328	236,246,405
Expenses:
Voyage expense	77,781,913	61,150,855	138,089,095	98,265,519
Charter hire expense	31,423,415	32,685,075	49,064,085	59,827,925
Vessel operating expense	23,374,879	14,735,927	45,553,141	27,405,184
Terminal & Stevedore Expenses	2,686,320	2,828,398	5,237,661	4,907,585
General and administrative	7,171,840	5,029,696	14,446,333	12,307,699
Depreciation and amortization	10,597,483	7,453,675	20,520,975	14,890,148
Total expenses	153,035,850	123,883,626	272,911,290	217,604,060

Income from operations	3,653,592	7,614,226	6,580,038	18,642,345

Other income (expense):
Interest expense	(6,028,255)	(3,812,783)	(12,174,199)	(7,663,513)
Interest income	291,647	665,362	736,025	1,540,446
Income attributable to Non-controlling interest recorded as long-term liability interest expense	—	119,950	—	(695,152)
Unrealized (loss) gain on derivative instruments, net	(1,300,932)	(927,503)	(1,117,392)	4,156,836
Other income	483,882	334,248	876,788	678,172
Total other expense, net	(6,553,658)	(3,620,726)	(11,678,778)	(1,983,211)

Net (loss) income	(2,900,066)	3,993,500	(5,098,740)	16,659,134
Loss (income) attributable to non-controlling interests	157,950	(310,725)	375,747	(1,302,183)
Net (loss) income attributable to Pangaea Logistics Solutions Ltd.	$(2,742,116)	$3,682,775	$(4,722,993)	$15,356,951

(Loss) earnings per common share:
Basic	$(0.04)	$0.08	$(0.07)	$0.34
Diluted	$(0.04)	$0.08	$(0.07)	$0.33

Weighted average shares used to compute earnings per common share:
Basic	64,042,209	45,276,791	63,988,996	45,245,655
Diluted	64,042,209	46,028,902	63,988,996	45,922,272

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2025	65,621,562	$6,564	$260,191,506	$160,604,727	$420,802,797	$46,349,919	$467,152,716
Share-based compensation	—	—	549,181	—	549,181	—	549,181
Forfeitures of restricted shares	(41,543)	(4)	4				—
Distribution to Non-Controlling Interests	—	—	—	—	—	(1,666,667)	(1,666,667)
Share repurchases	(202,882)	(21)	(1,007,081)		(1,007,102)		(1,007,102)
Common Stock Dividend	—	—	—	(3,275,654)	(3,275,654)	—	(3,275,654)
Consolidation of subsidiary – retained earnings adjustment				25,984	25,984	251,921	277,905
Net Loss	—	—	—	(2,742,116)	(2,742,116)	(157,950)	(2,900,066)
Balance at June 30, 2025	65,377,137	$6,539	$259,733,610	$154,612,941	$414,353,090	$44,777,223	$459,130,313

Balance at December 31, 2024	64,961,433	$6,498	$258,659,972	$169,155,149	$427,821,619	$46,842,716	$474,664,335
Share-based compensation	—	—	2,080,781	—	2,080,781	—	2,080,781
Distribution to Non-Controlling Interests	—	—	—	—	—	(1,941,667)	(1,941,667)
Issuance of restricted shares, net of forfeitures	618,586	62	(62)	—	—	—	—
Share repurchases	(202,882)	(21)	(1,007,081)	—	(1,007,102)	—	(1,007,102)
Common Stock Dividend	—	—	—	(9,845,199)	(9,845,199)	—	(9,845,199)
Consolidation of subsidiary – retained earnings adjustment				25,984	25,984	251,921	277,905
Net Loss	—	—	—	(4,722,993)	(4,722,993)	(375,747)	(5,098,740)
Balance at June 30, 2025	65,377,137	$6,539	$259,733,610	$154,612,941	$414,353,090	$44,777,223	$459,130,313

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	46,839,591	4,685	165,993,186	166,006,383	332,004,254	47,301,398	379,305,652
Share-based compensation	—	—	528,673	—	528,673	—	528,673
Issuance of restricted shares, net of forfeitures	62,500	7	(7)	—	—	—	—
Distribution to Non-Controlling Interests						(2,333,334)	(2,333,334)
Common Stock Dividend	—	—	—	(4,685,249)	(4,685,249)	—	(4,685,249)
Net Income	—	—	—	3,682,775	3,682,775	310,725	3,993,500
Balance at June 30, 2024	46,902,091	$4,692	$166,521,852	$165,003,909	$331,530,453	$45,278,789	$376,809,242

Balance at December 31, 2023	46,466,622	4,648	164,854,546	159,026,799	323,885,993	46,309,940	370,195,933
Share-based compensation	—	—	1,667,350	—	1,667,350	—	1,667,350
Distribution to Non-Controlling Interests	—	—	—	—	—	(2,333,334)	(2,333,334)
Issuance of restricted shares, net of forfeitures	435,469	44	(44)	—	—		—
Common Stock Dividend	—	—	—	(9,379,841)	(9,379,841)	—	(9,379,841)
Net Income	—	—	—	15,356,951	15,356,951	1,302,183	16,659,134
Balance at June 30, 2024	46,902,091	$4,692	$166,521,852	$165,003,909	$331,530,453	$45,278,789	$376,809,242

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net (loss) income	$(5,098,740)	$16,659,134
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	20,520,975	14,890,148
Amortization of deferred financing costs	610,839	399,259
Amortization of prepaid rent	59,883	60,933
Unrealized loss (gain) on derivative instruments	1,117,392	(4,156,836)
Income from equity method investee	(876,788)	(678,172)
Earnings attributable to non-controlling interest recorded as other long-term liability	—	695,152
Provision for doubtful accounts	1,065,911	837,063
Drydocking costs	(11,945,125)	(3,154,809)
Share-based compensation	2,080,781	1,667,350
Change in operating assets and liabilities:
Accounts receivable	(8,020,737)	5,722,145
Inventories	(5,735,507)	(12,333,624)
Advance hire, prepaid expenses and other current assets	(355,235)	(2,426,074)
Accounts payable, accrued expenses and other current liabilities	13,571,953	5,339,639
Deferred revenue	3,043,556	(5,565,789)
Net cash provided by operating activities	10,039,158	17,955,519

Investing activities
Purchase of vessels and vessel improvements	(222,988)	(498,982)
Advances for vessel purchases	—	(8,500,000)
Purchase of fixed assets and equipment	(1,346,003)	(140,018)
Contributions to non-consolidated subsidiaries and other investments	(842,307)	—
Net cash used in investing activities	(2,411,298)	(9,139,000)

Financing activities
Proceeds from long-term debt	—	17,600,000
Payments of financing fees and debt issuance costs	—	(866,801)
Payments of long-term debt	(8,269,173)	(25,573,461)
Payments of financing obligations	(12,601,538)	(4,189,161)
Payments of finance leases	(1,421,874)	(3,135,475)
Dividends paid to non-controlling interests	(1,941,667)	(2,333,334)
Cash dividends paid	(9,939,066)	(9,409,198)
Payments to repurchase ordinary shares	(1,007,102)	—
Payments to non-controlling interest	—	(2,000,000)
Net cash used in financing activities	(35,180,420)	(29,907,430)

Net change in cash and cash equivalents	(27,552,560)	(21,090,911)
Cash and cash equivalents, beginning of year	86,805,470	99,037,866
Cash and cash equivalents, end of period	$59,252,910	$77,946,955

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

As of June 30, 2025, the Company owned three Panamax, two Ultramax Ice Class 1C, two Ultramax, nine Supramax and four Post-Panamax Ice Class 1A drybulk vessels. The Company owns two-thirds of its consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) which owns a fleet of six Panamax Ice Class 1A drybulk vessels.

In addition, the Company owns fifteen Handysize vessels acquired through the merger with Strategic Shipping Inc., completed on December 30, 2024. The Company also holds a 50% equity interest in the owner of a deck barge and operates port and terminal facilities in Fort Lauderdale, Florida, and Baltimore, Maryland. On July 31, 2025, the Company acquired the remaining 49% equity interest in Seamar Management for $2.7 million, resulting in Seamar Management becoming a wholly owned subsidiary.

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

Concentration of credit risk

The Company’s accounts receivable balance includes outstanding receivables from one significant customer that comprises 31% of accounts receivable as of June 30, 2025.

Advance hire, prepaid expenses and other current assets

Advance hire, prepaid expenses and other current assets were comprised of the following:

	June 30, 2025	December 31, 2024
Advance hire	$1,758,980	$3,348,104
Prepaid expenses	7,109,756	9,517,482
Accrued receivables	13,359,656	7,352,376
Cash margin on deposit	1,752,935	3,268,455
Derivative assets	1,023,259	2,047,196
Other current assets	4,296,067	4,435,739
	$29,300,653	$29,969,352

Goodwill

We conducted our annual qualitative assessment of goodwill as of June 1, 2025, which indicated that it was more likely than not that the fair value of the Company’s goodwill exceeded its carrying amount, thus no impairment was indicated. As of June 30, 2025, no events or changes in circumstances occurred that would necessitate a further impairment review.

Other non-current Assets

Other non-current assets were comprised of the following:

	June 30, 2025	December 31, 2024
Intangible Assets, net of accumulated amortization of $1,471,810 and $1,242,431 as of June 30, 2025 and December 31, 2024, respectively (1)	$779,291	$1,008,669
Investment in Seamar Management (2)	—	236,219
Investment in Bay Stevedoring LLC	3,307,867	1,894,927
Investment in Narragansett Bulk Carriers (US) Corp	519,975	519,975
Other investments	1,959,180	1,100,739
	$6,566,313	$4,760,529

(1) Intangible assets consist primarily of customer contracts and a non-compete agreement acquired in prior periods, which are being amortized over estimated useful lives ranging from 2 to 5 years. No new intangible assets were recognized during the three months ended June 30, 2025.

(2) The Company consolidated Seamar Management in the second quarter of 2025, as a result of the consolidation, the investment balance was eliminated.

The Company recognized earnings from equity method investments during the three months ended June 30, 2025; however, no dividends were received from these investees during the period.

Accounts payable, accrued expenses and other current liabilities
Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	June 30, 2025	December 31, 2024
Accounts payable	$18,105,355	$13,636,272
Accrued expenses	17,331,933	11,530,275
Bunkers suppliers	9,509,303	7,700,506
Charter hire payable	11,999,043	10,420,101
Other accrued liabilities	4,455,531	3,294,413
	$61,401,165	$46,581,567

The amounts previously reported for the twelve months ended December 31, 2024, have been retrospectively recast to reflect the reclassifications of related party payables, operating lease liabilities, and accounts payable.

Leases

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, Leases ("ASC 842"), the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending June 30, 2025, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

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

At June 30, 2025, the Company had three vessels chartered to customers under time charters that contained a lease. These three leases varied in original length from 34 days to 35 days. The lease payments due under these arrangements totaled approximately $593,000 and each of the time charters were due to be completed in 18 days or less.

At June 30, 2024, the Company had two vessels chartered to customers under time charters that included a lease. These two leases varied in original length from 31 days to 116 days. The lease payments due under this arrangement totaled approximately $2,627,000 and each time charter was due to be completed in 106 days or less.

The Company does not have any vessels chartered in (operating leases) for longer than one year and the practical expedient relating to leases with terms of 12 months or less was elected.

The Company does not have any sales-type or direct financing leases.

The Company has five non-cancelable office leases and non-cancelable office equipment leases and the lease assets and liabilities are not material.

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

The Company’s contracts with customers, including voyage charters and stevedoring service contracts, generally have original expected durations of one year or less. In accordance with the practical expedient in ASC 606-10-50-14, the Company has elected not to disclose the amount of remaining performance obligations for these contracts. As of June 30, 2025, the Company did not have any material unsatisfied performance obligations that are required to be disclosed.

Deferred Revenue

All deferred revenue recorded on the consolidated balance sheets as of December 31, 2024, was recognized during the six months ended June 30, 2025.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require enhanced disclosures related to the rate reconciliation and income taxes paid, among other items. The standard became effective for the Company on January 1, 2025. The Company adopted the standard in the first quarter of 2025 and determined that it did not have a material impact on its consolidated financial statement disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This update provides guidance on identifying the accounting acquirer when a variable interest entity that meets the definition of a business is acquired primarily through the exchange of equity interests. The standard becomes effective for annual periods beginning after December 15, 2026, and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-03 on its accounting and disclosures related to business combinations.

In May 2025, the FASB also issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Scope Application of Share-Based Payment Arrangements with Customers. This update clarifies the accounting for share-based payments made to customers, including guidance on performance conditions and forfeitures. The standard becomes effective for annual periods beginning after December 15, 2026, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of ASU 2025-04 on its consolidated financial statements.

Note 3 - Cash and Cash Equivalents

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	June 30, 2025	December 31, 2024
Money market accounts – cash equivalents	$22,632,333	$33,239,201
Time deposit accounts - cash equivalents	—	10,204,382
Cash (1)	36,620,577	43,361,887
Total cash and cash equivalents	$59,252,910	$86,805,470

(1) It consists of cash deposits at various major banks.

As of June 30, 2025 and December 31, 2024, the Company held cash and cash equivalents in the following subsidiaries:

	June 30, 2025	December 31, 2024
Pangaea (1)	$52,246,410	$73,909,070
NBHC (2)	6,644,945	12,063,063
Deck Barge (3)	361,555	833,337
Total cash and cash equivalents	$59,252,910	$86,805,470
(1) Held by 100% owned Pangaea consolidated subsidiaries
(2) Held by a 67% owned Pangaea consolidated subsidiary
(3) Held by a 50% owned Pangaea consolidated subsidiary.

Note 4 - Fixed Assets

At June 30, 2025, the Company owned forty-one dry bulk vessels including ten financed under finance leases; and one barge. The carrying amounts of these vessels, including unamortized drydocking costs, are as follows:

	June 30, 2025	December 31, 2024
m/v Nordic Odyssey (1)	$17,567,664	$17,181,472
m/v Nordic Orion (1)	17,391,298	18,144,065
m/v Nordic Oshima (1)	22,340,716	23,105,684
m/v Nordic Olympic (1)	23,176,854	22,089,187
m/v Nordic Odin (1)	23,344,942	21,979,872
m/v Nordic Oasis (1)	22,814,294	23,436,017
m/v Nordic Nuluujaak	33,954,242	34,667,055
m/v Nordic Qinngua	33,951,477	34,654,787
m/v Nordic Sanngijuq	33,603,822	34,290,887
m/v Nordic Siku	33,982,010	34,672,061
m/v Bulk Endurance	20,007,838	20,616,061
m/v Bulk Prudence	26,192,055	26,743,876
m/v Bulk Courageous	15,742,135	16,027,958
m/v Bulk Concord	17,625,196	18,510,983
m/v Bulk Freedom	6,868,300	7,325,595
m/v Bulk Pride	10,501,806	10,677,950
m/v Bulk Spirit	11,457,212	11,960,593
m/v Bulk Sachuest	15,367,232	15,677,788
m/v Bulk Independence	13,402,307	12,622,265
m/v Bulk Friendship	11,521,803	11,956,736
m/v Bulk Valor	15,515,607	15,726,225
m/v Bulk Promise	17,645,678	16,344,110
m/v Bulk Brenton	27,667,581	28,256,449
m/v Bulk Patience	27,652,615	28,239,587
m/v Strategic Fortitude	16,546,572	16,874,348
m/v Strategic Resolve	15,208,950	14,606,291
m/v Strategic Explorer	15,000,149	14,606,291
m/v Strategic Entity	15,375,363	14,606,291
m/v Strategic Synergy	13,780,485	14,061,957
m/v Strategic Alliance	13,780,822	14,061,957
m/v Strategic Unity	13,781,032	14,061,957
m/v Strategic Harmony	13,780,590	14,061,957
m/v Strategic Equity	13,780,890	14,061,957
m/v Strategic Venture	13,781,294	14,061,957
m/v Strategic Savannah	11,206,712	11,431,010
m/v Strategic Spirit	10,828,666	11,068,121
m/v Strategic Vision	10,828,699	11,068,121
m/v Strategic Tenacity	10,475,603	10,705,232
m/v Strategic Endeavor (3)	—	7,711,396
Miss Nora G Pearl (2)	1,597,197	1,597,197
	689,047,707	703,553,303
Other fixed assets, net	5,355,983	4,273,025
Total fixed assets, net	$694,403,690	$707,826,328
Right of Use Assets
m/v Bulk Xaymaca	$10,692,736	$11,042,061
m/v Bulk Destiny	17,219,112	17,729,470
	$27,911,848	$28,771,531

(1) Vessels are owned by NBHC, a consolidated entity in which the Company has a two-third ownership interest at June 30, 2025 and December 31, 2024, respectively.

(2) Barge is owned by a 50% owned consolidated subsidiary at June 30, 2025 and December 31, 2024, respectively.
(3) On June 12, 2025, the Company entered into a memorandum of agreement to sell the M/V Strategic Endeavor for $7.7 million. As a result, the vessel was reclassified as held for sale.
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

The Company concluded that no triggering event had occurred during the first half of 2025 and 2024 that would require impairment testing.

Note 5 - Debt

As of June 30, 2025, the Company’s outstanding long-term debt consists of the following:

	June 30, 2025	December 31, 2024	Interest Rate (%) (1)	Maturity Date
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	9,581,236	10,572,576	2.95%	December 30, 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3)	32,600,000	35,000,000	3.38%	June 1, 2027
$50 million Senior Secured Term Loan Facility - Dated August 14, 2024 (4)	44,610,177	46,966,266	6.82%	May 2029
Bulk Valor Corp. Loan and Security Agreement (2)	7,998,944	8,707,180	3.29%	June 2028
Bulk Promise Corp. (2)	7,608,890	8,301,038	5.45%	October 2027
Bulk Sachuest (2)	6,491,597	6,918,957	6.19%	October 2029
Bulk Prudence	14,159,000	14,853,000	6.25%
Total	$123,049,844	$131,319,017
Less: unamortized issuance costs	(1,681,148)	(2,022,277)
	$121,368,696	$129,296,740
Less: current portion	(16,656,227)	(16,576,195)
Secured long-term debt, net	$104,712,469	$112,720,545
(1)As of June 30, 2025.
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
(4)This facility is secured by the vessels m/v Bulk Endurance, m/v Bulk Brenton, and Bulk Patience, and is guaranteed by the Company.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
2025 (remainder of the year)	$11,505,493
2026	22,464,649
2027	50,597,156
2028	14,523,216
2029	42,046,920
$141,137,434
Less: Amount representing interest	(18,087,590)
123,049,844
Less: Unamortized Debt Issuance Costs	(1,681,148)
121,368,696
Less: current portion	(16,656,227)
Secured long-term debt, net	$104,712,469

Financial Covenants

All the loan terms and key financial covenants for all outstanding debt as of December 31, 2024, remain unchanged as of June 30, 2025. Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of June 30, 2025 and December 31, 2024.

Financing Obligations Recognized in Failed Sale Leaseback Transactions
The following vessels were acquired through failed sale-leaseback transactions and are accounted for as financing obligations. These transactions do not qualify as leases under ASC 842 because the Company retains control of the vessels and is contractually obligated to repurchase them.

As of June 30, 2025, the Company’s financing obligation consists of the following:

	June 30, 2025	December 31, 2024	Interest Rate (%) (1)	Maturity Date
Bulk Spirit Ltd.	5,776,042	6,346,354	4.32%	February 2027
Bulk Friendship Corp. - Bareboat Charter Party dated September 30, 2024	7,500,000	7,800,000	6.22%	August 2029
Bulk Nordic Seven LLC (3)	25,961,152	26,821,468	7.06%	May 2036
Bulk Nordic Eight LLC (3)	25,953,191	26,813,297	7.06%	June 2036
Bulk Nordic Nine LLC (3)	26,143,295	26,978,978	7.06%	September 2036
Bulk Nordic Ten LLC (3)	26,272,957	27,105,743	7.06%	November 2036
Bulk Courageous Corp. (2)	7,200,000	7,800,000	3.93%	April 2028
Phoenix Bulk 25 Corp. (2)	9,637,418	10,468,772	4.67%	February 2029
Bulk Independence	7,750,000	8,500,000	6.19%	December 2028
Bulk Pride	7,750,000	8,500,000	6.19%	December 2028
Tripartite Agreement (m/v Strategic Alliance, m/v Strategic Synergy, Strategic Unity) (2)	29,296,380	30,640,920	5.52%	June 2029
SBC Equity Pte. Ltd.	9,968,196	10,441,619	6.31%	August 2031
SBC Explorer LLC	8,833,320	9,354,155	6.33%	March 2030
RHI Fortitude Pte. Ltd.	10,000,000	10,600,000	6.33%	January 2031
SBC Harmony Pte. Ltd.	10,240,000	10,960,000	6.43%	August 2031
RHI Savannah Pte. Ltd.	8,850,000	9,390,000	6.32%	September 2029
RHI Tenacity Pte. Ltd. (2)	8,939,016	9,438,688	2.31%	April 2027
SBC Venture Pte. Ltd.	8,615,569	9,223,910	6.42%	July 2031
Total	$244,686,536	$257,183,904
Less: unamortized issuance costs, net	(2,137,159)	(2,387,007)
	242,549,377	254,796,897
Less: current portion	(25,438,710)	(25,267,105)
Financing Obligations, net	$217,110,667	$229,529,792

(1)As of June 30, 2025 including the effect of interest rate cap if any.
(2)Interest rates on the loan facilities are fixed.
(3)The Company entered into an interest rate cap effective from Q2 2026 through Q4 2026, which caps the SOFR at 3.51%.

All the obligation terms and financial covenants for all outstanding financing obligations as of December 31, 2024, remain unchanged as of June 30, 2025. The Company was in compliance with all financial covenants as June 30, 2025 and December 31, 2024. All outstanding financing obligations are secured by the respective underlying assets.

Year ending December 31,
2025 (remainder of the year)	$20,982,136
2026	40,868,686
2027	48,518,548
2028	43,639,770
2029	56,193,323
Thereafter	115,503,279
Total Present Value of Minimum Payments	325,705,742
Less: Amount representing interest	(81,019,206)
Present value of minimum payments	244,686,536
Less: Issuance costs	(2,137,159)
Present value of minimum payments, net	242,549,377
Less: Current portion of financing obligations	(25,438,710)
Non-current portion of financing obligations	$217,110,667

Note 6 - Finance Leases

At June 30, 2025, the Company’s fleet included two vessels, Bulk Xaymaca and Bulk Destiny, which were financed through sale and leaseback arrangements and accounted for as finance leases in accordance with ASC 840. Bulk Xaymaca is leased under the Bulk PODS Ltd. facility, and Bulk Destiny is leased under the Bulk Nordic Five Ltd. facility.

Finance leases consist of the following as of June 30, 2025:

	June 30, 2025	December 31, 2024	Interest Rate (%) (1)	Maturity Date
Finance Leases:
Bulk PODS Ltd.	$1,997,395	$2,919,270	6.02%	December 2027
Bulk Nordic Five Ltd. (2)	9,950,000	10,450,000	3.97%	April 2028
Total	$11,947,395	$13,369,270
Less: unamortized issuance costs, net	(71,363)	(91,222)
	$11,876,032	$13,278,048
Less: current portion	(2,843,750)	(2,843,750)
Long-term lease liabilities, net	$9,032,282	$10,434,298

(1)As of June 30, 2025 including the effect of interest rate cap if any.
(2)Interest rates on the loan facilities are fixed.

The following table provides details of the Company's future minimum lease payments under finance and operating lease liabilities recorded on the Company's consolidated balance sheets as of June 30, 2025.

Year ending December 31,	Amount
2025 (remainder of the year)	$1,759,278
2026	2,550,450
2027	1,320,923
2028	7,595,976
Total minimum lease payments	13,226,627
Less imputed interest	(1,279,232)
Present value of minimum lease payments	11,947,395
Less current portion	(2,843,750)
Less issuance costs	(71,363)
Long-term portion	$9,032,282

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	06/30/2025	12/31/2024	Balance Sheet Location	6/30/2025	12/31/2024
Margin accounts (1)	Other current assets	$1,752,935	$3,268,455	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$—	$—	Other current liabilities	$806,734	$1,045,395
Fuel swap contracts (2)	Other current assets	$—	$—	Other current liabilities	$630,225	$137,992
Interest rate cap (2)	Other current assets	$1,023,259	$1,873,430	Other current liabilities	$—	$—

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the six months ended June 30, 2025 and 2024:

	Unrealized gain (loss) on derivative instruments
	Three Months Ended		Six Months Ended
Derivative instruments	06/30/2025	6/30/2024	06/30/2025	6/30/2024
Forward freight agreements	$(183,630)	$40,118	$238,660	$1,808,866
Fuel Swap Contracts	(802,704)	(828,287)	$(505,883)	$2,111,232
Interest rate cap	(314,598)	(139,334)	$(850,169)	$236,738
Total (loss) gain	$(1,300,932)	$(927,503)	$(1,117,392)	$4,156,836

Note 8 - Related Party Transactions

Amounts and notes payable or notes receivable to related parties consist of the following:

	December 31, 2024	Activity	June 30, 2025
Included in Advance hire, prepaid expenses and other current assets on the consolidated balance sheets and statements of income, respectively:
MTM Ship Management (“MTM”)	$3,789,859	$(3,479,487)	$310,372

Included in Affiliated Companies payable on the consolidated balance sheets:
Affiliated companies payable (i)	$1,181,015	(1,181,015)	$—
Commissions payable (ii)	$—	61,694	$61,694

i.Seamar Management S.A. ("Seamar"): In the second quarter of 2025, the Company consolidated Seamar Management. Accordingly, the intercompany payable balance was eliminated upon consolidation.

ii.Phoenix Bulk Carriers (Brasil) Intermediacoes Maritimas Ltda. - a wholly-owned Company of a member of the Board of Directors.

The Company has a technical management agreement with MTM Ship Management (“MTM”), under which MTM serves as the technical manager for certain vessels within the merged entity’s fleet. Pursuant to the agreement, MTM provides services including vessel maintenance, crew management, procurement, and regulatory compliance. During the three months ended June 30, 2025 and 2024, the Company incurred technical management fees of approximately $562,500. For the six months ended June 30, 2025, the Company incurred technical management fees of approximately $1,125,000 under this arrangement.

Note 9 - Commitments and Contingencies

Long-term Contracts Accounted for as Operating Leases

The Company leases office space for its Copenhagen operations. The lease expires in December 2025, at which time the lease continues on a month to month basis with a non-cancelable period of six months.

The Company leases office space for its Singapore operations. In June 2025, the Company renewed the lease for an additional fifteen months. As the original lease was scheduled to expire two months subsequent to June 30, 2025, the remaining lease term as of that date was seventeen months.

For the three months ended June 30, 2025 and 2024, the Company recognized approximately $50,000 as lease expense for office leases in General and Administrative Expenses.

For the six months ended June 30, 2025 and 2024, the Company recognized approximately $100,000 and $98,000, respectively, as lease expense for office leases in General and Administrative Expenses.

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

Note 10 – Stockholders’ Equity

Share Repurchase Program

On May 8, 2025, the Company’s Board of Directors authorized a share repurchase program for up to $15.0 million of the Company’s common stock, representing approximately 5.6% of its market capitalization as of that date. Repurchases may be made from time to time in open market transactions or privately negotiated purchases, depending on market conditions, capital needs, and other strategic considerations. The program may be modified, suspended, or terminated at any time.

During the six months ended June 30, 2025, the Company repurchased and retired 202,882 shares of its common stock at an average price of $4.96 per share, for an aggregate cost of approximately $1.01 million. The shares were acquired in open market transactions and retired immediately upon settlement. The repurchase was funded with available cash on hand.

The repurchase and retirement of shares resulted in a reduction to the Common Stock and Additional Paid-in Capital (APIC) accounts, with the excess purchase price over par value allocated to APIC. The impact of the repurchase is reflected in the accompanying Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2025, and the cash outflow is reported in financing activities in the Consolidated Statement of Cash Flows. As of June 30, 2025, approximately $14.0 million remained available under the repurchase program.

Dividends Paid

Total cash dividends paid were approximately 9.9 million for the six months ended June 30, 2025.

Changes in Outstanding Shares

The following table summarizes changes in the number of shares of common stock outstanding for the six months ended months ended June 30, 2025:

Description	Number of Shares
Shares outstanding at December 31, 2024	64,961,433
Shares issued (e.g., equity grants)	661,504
Share forfeitures	(42,918)
Shares repurchased and retired	(202,882)
Shares outstanding at June 30, 2025	65,377,137
Note 11 - Net Income per Common Share

The computation of basic net income per share is based on the weighted average number of common shares outstanding for the six months ended June 30, 2025 and 2024. Diluted net income per share gives effect to restricted stock awards.

For the three and six months ended June 30, 2025, approximately 380,000 and 406,000 shares, respectively, of restricted stock awards were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

The following table summarizes the calculation of basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(2,742,116)	$3,682,775	$(4,722,993)	$15,356,951
Weighted Average Shares - Basic	64,042,209	45,276,791	63,988,996	45,245,655
Dilutive effect of restricted stock awards	—	752,111	—	676,617
Weighted Average Shares - Diluted	64,042,209	46,028,902	63,988,996	45,922,272
Basic net (loss) income per share	$(0.04)	$0.08	$(0.07)	$0.34
Diluted net (loss) income per share	$(0.04)	$0.08	$(0.07)	$0.33

Note 12. Employee Benefit Plans

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

For the three months ended June 30, 2025, the Company recorded an expense of approximately $55,000 for its matching contributions under the plan. For the six months ended June 30, 2025, the Company recorded an expense of approximately $233,000 for matching contributions.

Note 13 – Segment Information and Geographic Data

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

The following tables present selected financial information with respect to our reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shipping segment
Voyage revenue	$146,252,901	$124,095,728	255,844,940	$211,283,273
Charter revenue	6,850,141	3,846,797	16,843,140	18,877,824
Shipping segment total revenue	$153,103,042	$127,942,525	$272,688,080	$230,161,097
Reconciliation:
All other revenue (1)	3,586,400	3,555,327	6,803,248	6,085,308
Total consolidated revenue	$156,689,442	$131,497,852	$279,491,328	$236,246,405

Shipping segment total revenue	$153,103,042	$127,942,525	$272,688,080	$230,161,097
Less:
Voyage expense	77,781,913	61,150,855	138,089,095	98,265,519
TCE revenue (2)	$75,321,129	$66,791,670	$134,598,985	$131,895,578

Other operating expenses	75,253,937	62,732,771	134,822,195	119,338,541
Other (expenses)/income	6,553,658	3,620,726	11,678,778	1,983,211
Total consolidated net income	$(2,900,066)	$3,993,500	$(5,098,740)	$16,659,134

(1) All other revenue includes revenue from our port and terminal operations, as well as other ancillary services.

(2) TCE revenue represents shipping segment total revenue less voyage expenses and is considered the segment measure of profit/loss.

Geographical Disclosure

Revenue from external customers is attributed to geographic areas as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$46,141,715	$44,300,146	$81,468,643	$83,063,706
Singapore	15,341,762	9,656,261	30,998,149	17,597,973
Germany	16,413,226	14,767,912	29,992,228	20,866,516
Other (1)	78,792,739	62,773,534	137,032,308	114,718,210
Total consolidated revenue	$156,689,442	$131,497,852	$279,491,328	$236,246,405

(1) This includes revenue from various regions across Asia, Europe, South America, and other international markets.

Revenue is presented geographically based on the customer's country of domicile.

Note 14 - Subsequent Events

On June 12, 2025, the Company entered into a memorandum of agreement to sell the M/V Strategic Endeavor for $7.7 million. Accordingly, the vessel was reclassified as held for sale as of that date. The transaction was completed, and the vessel was delivered to the buyer on July 21, 2025.
On July 31, 2025, the Company acquired the remaining 49% equity interest in Seamar Management, the Company’s consolidated subsidiary, for total consideration of $2.7 million, resulting in Seamar Management becoming a wholly owned subsidiary. In accordance with ASC 810, the step up in the Company’s ownership was accounted for as equity transaction and no gain or loss was recognized.
On August 6, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per common share, payable on September 15, 2025, to shareholders of record as of the close of business on September 2, 2025.

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

Selected Financial Information

(in thousands, except for shipping days data and per share data) (figures may not foot due to rounding)	For the three months ended June 30,		For six months ended June 30,
	2025	2024	2025	2024
Selected Financial Data
Voyage revenue	$146,269	$124,096	$255,929	$211,386
Charter revenue	6,850	3,847	16,843	18,878
Terminal & Stevedore Revenue	3,571	3,555	6,720	5,982
Total revenue	156,689	131,498	279,491	236,246
Voyage expense	77,782	61,151	138,089	98,266
Charter hire expense	31,423	32,685	49,064	59,828
Vessel operating expenses	23,375	14,736	45,553	27,405
Terminal Expenses	2,686	2,828	5,238	4,908
Total cost of transportation and service revenue	135,267	111,400	237,944	190,406
Vessel and Terminal Equipment depreciation and amortization	10,558	7,426	20,454	14,835
Gross Profit	10,865	12,671	21,093	31,005
Other operating expenses	7,211	5,059	14,513	12,363
Income from operations	3,654	7,614	6,580	18,642
Total other expense, net	(6,554)	(3,621)	(11,679)	(1,983)
Net (loss) income	(2,900)	3,994	(5,099)	16,659
(Income) loss attributable to non-controlling interests	158	(311)	376	(1,302)
Net (loss) income attributable to Pangaea Logistics Solutions Ltd.	$(2,742)	$3,683	$(4,723)	$15,357

Net income from continuing operations per common share information
Basic net (loss) income per share	$(0.04)	$0.08	$(0.07)	$0.34
Diluted net income per share	$(0.04)	$0.08	$(0.07)	$0.33
Weighted-average common shares Outstanding - basic	64,042	45,277	63,989	45,246
Weighted-average common shares Outstanding - diluted	64,042	46,029	63,989	45,922

Adjusted EBITDA (1)	$15,284	$15,931	$30,059	$35,878

Shipping Days (2)
Voyage days	5,575	3,910	9,771	6,740
Time charter days	647	207	1,661	1,062
Total shipping days	6,222	4,117	11,432	7,802

TCE Rates ($/day)	$12,108	$16,223	$11,781	$16,919

	June 30, 2025	December 31, 2024
Selected Data from the Consolidated Balance Sheets
Cash and cash equivalents	$59,253	$86,805
Total assets	$915,995	$936,457
Total secured debt, including leases liabilities	$375,794	$397,372
Total shareholders' equity	$459,130	$474,664

	For the six months ended June 30,
	2025	2024
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$10,039	$17,956
Net cash used in investing activities	$(2,411)	$(9,139)
Net cash used in financing activities	$(35,180)	$(29,907)

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

The reconciliation of gross profit to net transportation and service revenue and net income in accordance with U.S. GAAP to Adjusted EBITDA is as follows:

(in thousands, figures may not foot due to rounding)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Transportation and Service Revenue (3)
Gross Profit (4)	$10,865	$12,671	$21,093	$31,005
Add:
Vessel and Terminal Equipment Depreciation and Amortization	10,558	7,426	20,454	14,835
Net transportation and service revenue	$21,423	$20,098	$41,547	$45,840

Adjusted EBITDA
Net Income	$(2,900)	$3,994	$(5,099)	$16,659
Interest expense, net	5,737	3,147	11,438	6,123
(Income) loss attributable to Non-controlling interest recorded as long-term liability interest expense	—	(120)	—	695
Depreciation and amortization	10,597	7,454	20,521	14,890
EBITDA (Non-GAAP)	$13,434	$14,475	$26,860	$38,368
Adjustments to EBITDA
Share-based compensation	549	529	2,081	1,667
Unrealized (loss) gain on derivative instruments, net	1,301	928	1,117	(4,157)
Adjusted EBITDA (Non-GAAP)	$15,284	$15,931	$30,059	$35,878

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

The Baltic Dry Index (“BDI”), a broader market measure of the cost to transport drybulk commodities by sea, offers a market view into global supply demand trends and is considered the standard benchmark for drybulk cargo pricing. The BDI averaged 1,467 for the second quarter of 2025, down approximately 21%, compared to an average of 1,853 for the same quarter of 2024. The average published market rates for Panamax, Supramax, and Handysize vessels, reflecting the composition of the company's fleet, also decreased approximately 31%, from an average of $15,104 in the second quarter of 2024 to $10,347 in the same period of 2025.

In addition to broader market pressures, our operating results for the second quarter of 2025 also reflect the impact of fleet expansion. At December 30, 2024, the Company acquired 15 vessels to its owned fleet, representing a 58% increase in total vessel count. As a result, available owned shipping days increased by 1,365 days in the current quarter compared to the same period in 2024, which should be considered when comparing period-over-period performance metrics.

As a result of the industry's volatility, we have experienced fluctuations in our quarterly and annual operating results in the past, and we expect to continue experiencing such fluctuations in the future due to various factors, including cargo demand, vessel supply, competition, and seasonality.

Quarterly TCE Performance

For the three months ended June 30, 2025, the Company's TCE rates were down 25% to $12,108 from $16,223 for the three months ended June 30, 2024. The Company's achieved TCE rates declined from the previous quarter as overall dry bulk market rates weakened for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The Company's achieved TCE rate for the three months ended June 30, 2025 outperformed the average of the Baltic panamax, supramax, and handysize market indexes by approximately 17% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet and its cargo-focused strategy.

Second Quarter Highlights

•Net loss attributable to Pangaea Logistics Solutions Ltd. was approximately $2.7 million for three months ended June 30, 2025 as compared to net income of approximately $3.7 million for the same period of 2024.
•Net loss per share was $0.04 for three months ended June 30, 2025, as compared to diluted net income per share of $0.08 for the same period in 2024.
•Pangaea's TCE rates were $12,108 for the three months ended June 30, 2025 and $16,223 for the three months ended June 30, 2024.
•Adjusted EBITDA was $15.3 million and $15.9 million for the three months ended June 30, 2025 and June 30, 2024, respectively.
•At the end of the quarter, Pangaea had $59.3 million in cash, and cash equivalents.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenues

Pangaea’s revenues are derived predominately from voyage, time charters, and terminal and stevedore revenue. Total revenue for the three months ended June 30, 2025, was $156.7 million, compared to $131.5 million for the same period in 2024, a 19% increase. The increase in revenues was primarily driven by a 51% rise in total shipping days, reaching 6,222 days for the three months ended June 30, 2025, compared to 4,117 days for the same period in 2024. However, this was partially offset by a decrease in the market rates for freight and time charters in the second quarter of 2025.

The Components of our revenue are as follows:

Voyage Revenues: Voyage revenues increased by 18% for the three months ended June 30, 2025 to $146.3 million compared to $124.1 million for the same period in 2024. The increase in voyage revenues was primarily due to a 43% increase in voyage days from 3,910 in the three months ended June 30, 2024 to 5,575 for the three months ended June 30, 2025. The increase is also attributable to the increase in the Company's fleet size as a result of the acquisition of 15 vessels in December 2024 from Strategic Shipping, Inc. This was offset by a decline in market freight rates as discussed above.

Charter Revenues: Charter revenues increased by 78%, or $3.1 million, to $6.9 million for the three months ended June 30, 2025, compared to $3.8 million for the same period in 2024. The increase was primarily driven by a 213% increase in time charter days, which rose from 207 to 647 days. This was partially offset by a 31% decline in average market charter rates, with the panamax, supramax, and handysize index decreasing from $15,104 per day to $10,347 per day year-over-year. The Company’s flexible chartering strategy enables the Company to selectively release excess ship days, if any, into the market under time charter arrangements rather than voyage days.

Terminal & Stevedore Revenues: Terminal & Stevedore revenues remained stable at $3.6 million for the three months ended June 30, 2025, compared to the same period in 2024.

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

The Components of our expenses are as follows:

Voyage Expenses: Voyage expenses were $77.8 million for the three months ended June 30, 2025, compared to $61.2 million for the same period in 2024, representing an increase of approximately 27%. The increase was primarily driven by a 43% increase in voyage days, which led to higher consumption of bunkers and increased port-related expenses. These higher costs were largely attributable to the expansion of the Company’s fleet compared to the same period in 2024.

Charter Hire Expenses: Charter hire expenses for the three months ended June 30, 2025 were $31.4 million, compared to $32.7 million for the same period in 2024, a 4% decrease. The decrease in charter hire expenses was predominantly driven by lower market rates for charter-in vessels. Specifically, the average published market rates for Supramax, Panamax and Handysize vessels decreased approximately 31% declining from an average of $15,104 in the second quarter of 2024 to $10,347 in the same period of 2025. Chartered-in days increased 35% from 1,971 days in the three months ended June 30, 2024 to 2,660 days for the three months ended June 30, 2025. Charter hire expenses on a per day basis were $11,813 for the three months ended June 30, 2025 and $16,583 for the same period in 2024. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses: Vessel operating expenses for the three months ended June 30, 2025 were $23.4 million, compared to $14.7 million for the same period in 2024, an increase of approximately 59%. The ownership days increased as a result of the acquisition of vessels in the prior year, with 3,822 days for the three months ended June 30, 2025 compared to 2,184 days in 2024, reflecting an increase of 66%. Excluding technical management fees, vessel operating expenses on a per day basis were $5,876 for the three months ended June 30, 2025,down from $6,246 for the three months ended June 30, 2024. Technical management fees were approximately $0.9 million in the second quarter of 2025, down from $1.1 million in 2024, primarily due to the consolidation of Seamar Management, partially offset by the increase in the number of owned vessels.

Terminal & Stevedore Expenses: Terminal & Stevedore expenses remained stable for the three months ended June 30, 2025 at $2.7 million compared to $2.8 million for the same period in 2024.

General and Administrative Expenses: General and administrative expenses increased by 43% to $7.2 million for the three months ended June 30, 2025 compared to $5.0 million for the same period in 2024. The increase was primarily attributable to the consolidation of Seamar in the second quarter of 2025, which resulted in $1.8 million of expenses related to Seamar Management’s operating activities being recognized in general and administrative expenses which were previously recognized in vessel operating expenses as technical management fees.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters. For the six months ended June 30, 2025, total revenue was $279.5 million, an increase of 18% compared to $236.2 million for the same period in 2024. The increase was primarily driven by an increase in total shipping days from 7,802 days in 2024 to 11,432 days 2025, reflecting the Company’s fleet expansion. This increase was partially offset by a decline in market charter rates.

Components of revenue are as follows:

Voyage Revenues: Voyage revenues increased by 21% to $255.9 million for the six months ended June 30, 2025, compared to $211.4 million for the same period in 2024. The increase was primarily attributable to a 45% increase in voyage days, from 6,740 days in 2024 to 9,771 days in 2025, resulting from the acquisition of the SSI vessels at the end of 2024. This increase was partially offset by lower market freight rates, as evidenced by a 30% decline in the Baltic Dry Index (BDI) during the period.

Charter Revenues: Charter revenues decreased to $16.8 million from $18.9 million, or 11%, for the six months ended June 30, 2025 compared to the same period in 2024. The decrease in charter revenues was due to a decrease in charter hire rates earned. The time charter revenue per day was $10,140 for the six months ended June 30, 2025 compared to $17,776 for the same period of 2024. Despite the rate decline, time charter days increased 56% to 1,661 in the six months ended months ended June 30, 2025, up from 1,062 days in the same period of 2024. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charters arrangements.

Terminal & Stevedore Revenues: Terminal & Stevedore revenues increased by 12% for the six months ended June 30, 2025 to $6.7 million compared to $6.0 million for the same period in 2024.

Operating and Business Expenses

The Components of our expenses are as follows:

Voyage Expenses: Voyage expenses were $138.1 million for the six months ended June 30, 2025, compared to $98.3 million for the same period in 2024, reflecting a increase of 41%. The increase was mainly attributable to an increase in bunker costs, port costs and canal fees. The number of voyage days increased by 45% to 9,771 days for the six months ended June 30, 2025 compared to 6,740 for the same period of 2024. Total costs of bunkers consumed increased by 32% for the six months ended June 30, 2024 compared to the same period in 2023. Port expenses increased 37% compared to the prior year primarily as a result of the increase in voyage days.

Charter Hire Expenses: Charter hire expenses for the six months ended June 30, 2025 were $49.1 million, compared to $59.8 million for the same period in 2024, a 18% decrease. The decrease in charter hire expenses was primarily due to a decrease in market rates to charter-in vessels. The average published market rates for supramax, panamax and handysize vessels decreased approximately 34% from an average of $14,388 in the six months ended months ended June 30, 2024 to $9,434 in the same period of 2025. Despite the rate decline, chartered-in days increased to 4,405 days for the six months ended June 30, 2025, compared to 3,506 days in the six months ended June 30, 2024. The Company's flexible charter-in strategy allowing it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses: Vessel operating expenses for the six months ended June 30, 2025 were $45.6 million, compared to $27.4 million for the same period in 2024, an increase of approximately 66%. This increase was due to the expansion of the owned fleet during the period. Excluding technical management fees, vessel operating expenses on a per day basis were $5,820 for the six months ended June 30, 2025 and $5,773 for the same period in 2024. Technical management fees were approximately $1.8 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively.

Terminal & Stevedore Expenses: Terminal & Stevedore expenses increased by 7% to $5.2 million for the six months ended June 30, 2025, compared to $4.9 million for the same period in 2024. This increase was in line with the higher terminal and stevedore revenue during the period.

General and Administrative Expenses: For the six months ended June 30, 2025, general and administrative expenses were $14.4 million, compared to $12.3 million for the same period in 2024. The increase is primarily attributable to the consolidation of Seamar Management for the six months ended June 30, 2025.

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

The Company concluded that no triggering event had occurred during the first half 2025 and 2024, which would require impairment testing.

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

As of June 30, 2025, and December 31, 2024, the Company’s working capital was $58.0 million and $82.9 million, respectively.

Cash Flows:

The table below summarizes our primary sources and uses of cash for the three months ended June 30, 2025 and 2024. We have derived these summarized statements of cash flows from the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the six months ended
(In millions)	June 30, 2025	June 30, 2024
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$7.5	$27.2
Changes in operating assets and liabilities, net	2.5	(9.3)
Operating activities	10.0	18.0
Investing activities	(2.4)	(9.1)
Financing activities	(35.2)	(29.9)
Net change	$(27.6)	$(21.1)

Operating Activities

During the six months ended June 30, 2025, net cash provided by operating activities was $10.0 million, compared to $18.0 million for the same period in 2024. The $7.9 million decrease in cash flows from operating activities was primarily attributable to a net loss for the six months ended June 30, 2025, as adjusted for non-cash items, and a decrease in cash generated from changes in operating assets and liabilities.

Investing Activities

Net cash used in investing activities during the six months ended months ended June 30, 2025, was $2.4 million, compared to $9.1 million for the same period in 2024. The $6.73 million decrease was primarily attributable to the advance of $8.5 million advance made in the prior year for the purchase of a vessel.

Financing Activities

Net cash used in financing activities decreased to $29.9 million for the six months ended June 30, 2025, compared to $35.2 million for the same period in 2024, representing a decrease of $5.3 million. This decrease was primarily due to the following:

•A 10.6 million decrease in payments of debt, financing obligations and finance leases due to final balloon payments incurred in 2024; and

•The absence of 17.6 million in proceeds from long-term debt in the current period, compared to the same amount received in the prior year in connection with a long-term debt refinancing transaction.

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

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels, as well as port & terminal operations. As of June 30, 2025, the Company owned three Panamax, two Ultramax Ice Class 1C, two Ultramax, nine Supramax and four Post-Panamax Ice Class 1A drybulk vessels. The Company owns two-thirds of its consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) which owns a fleet of six Panamax Ice Class 1A drybulk vessels. In addition, the Company owns fifteen Handysize vessels acquired through the merger with Strategic Shipping Inc., completed on December 30, 2024. The Company also holds a 50% equity interest in the owner of a deck barge and operates port and terminal facilities in Fort Lauderdale, Florida, and Baltimore, Maryland.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $11.9 million and $3.2 million the six months ended June 30, 2025 and 2024, respectively. The Company expensed drydocking costs of $170,000 and $141,000, respectively, in the six months ended months ended June 30, 2025 and 2024.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at June 30, 2025 or December 31, 2024.

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

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, and considering the material weakness in internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2024, related to the design and documentation of controls over the review and application of our revenue recognition policy under ASC 606, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the six months ended June 30, 2025, we implemented remediation actions intended to address the previously identified material weakness. These actions include enhancing review and approval procedures for revenue recognition, strengthening supervisory review processes for ASC 606 compliance, and implementing controls to align general ledger account mapping with financial statement presentation. The material weakness will not be considered remediated until these controls have been tested and determined to be operating effectively over a sustained period.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

(a) Execution Date	(b) Class of Shares (or Units)	(c) Total Number of Shares (or Units) Purchased	(d) Average Price per Share (or Unit)	(e) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(f) Aggregate Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Publicly Announced Plans or Programs	(g) Total Number of Shares (or Units) Purchased on the Open Market	(h) Total Number of Shares (or Units) Purchased that are Intended to Qualify for the Safe Harbor in Rule 10b-18	(i) Total Number of Shares (or Units) Purchased Pursuant to a Plan that is Intended to Satisfy the Affirmative Defense Conditions of Rule 10b5-1(c)
6/20/2025	Common Stock	43,070	$4.90	43,070	$14,789,000	43,070	—	43,070
6/23/2025	Common Stock	56,849	$4.95	56,849	$14,508,000	56,849	—	56,849
6/24/2025	Common Stock	55,532	$5.00	55,532	$14,230,000	55,532	—	55,532
6/25/2025	Common Stock	47,431	$4.99	47,431	$13,993,000	47,431	—	47,431
Total		202,882		202,882		202,882		202,882
On May 8, 2025, the Company’s Board of Directors authorized a share repurchase program of up to $15 million of the Company’s common stock, representing approximately 5.6% of its market capitalization as of that date. The program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time.

The share repurchase program was publicly announced in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 12, 2025.

During the six months ended June 30, 2025, the Company repurchased 202,882 shares under the program at an average price of $4.96 per share for a total cost of approximately $1.01 million. All repurchased shares were retired upon acquisition. As of June 30, 2025, approximately $14 million remained available for future repurchases under the program.

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
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2025.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Mark L. Filanowski
Mark L. Filanowski
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)