Form 10-Q
period 2025-09-30
Pangaea Logistics Solutions Ltd.
filed 2025-11-10
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Common Stock, par value $0.0001 per share, 64,973,688 shares outstanding as of November 4, 2025.

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$94,020,373	$86,805,470
Accounts receivable (net of allowance of $5,700,641 and $5,492,901 at September 30, 2025 and December 31, 2024, respectively)	45,566,001	42,370,830
Inventories	36,137,876	32,848,241
Advance hire, prepaid expenses and other current assets	30,258,855	29,969,352
Vessel held for sale	6,639,652	—
Total current assets	212,622,757	191,993,893

Restricted cash	269,610	—
Fixed assets, net	683,944,545	707,826,328
Right of use assets, net	27,405,780	28,771,531
Goodwill	3,104,800	3,104,800
Other non-current assets	4,798,137	4,760,529
Total assets	$932,145,629	$936,457,081

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$64,240,121	$46,581,567
Affiliated companies payable	272,916	1,181,015
Deferred revenue	18,288,146	15,447,488
Current portion of secured long-term debt	16,696,990	16,576,195
Current portion of financing obligations	27,746,924	25,267,105
Current portion of finance lease liabilities	2,536,458	2,843,750
Dividend payable	1,143,501	1,210,991
Total current liabilities	130,925,056	109,108,111

Non current liabilities
Secured long-term debt, net	100,683,757	112,720,545
Financing obligations, net	226,339,082	229,529,792
Finance lease liabilities, net	8,637,411	10,434,298
Total non current liabilities	335,660,250	352,684,635
Commitments and contingencies - Note 9

Stockholders' equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 65,176,619 shares issued and outstanding at September 30, 2025; 64,961,433 shares issued and outstanding at December 31, 2024	6,520	6,498
Additional paid-in capital	256,663,813	258,659,972
Retained earnings	163,591,591	169,155,149
Total Pangaea Logistics Solutions Ltd. equity	420,261,924	427,821,619
Non-controlling interests	45,298,399	46,842,716
Total stockholders' equity	465,560,323	474,664,335
Total liabilities and stockholders' equity	$932,145,629	$936,457,081

 The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Statements of Operations For the

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Voyage revenue	$155,271,263	$145,119,752	$411,199,808	$356,506,043
Charter revenue	9,297,988	4,860,376	26,141,128	23,738,200
Port terminal & stevedore revenue	4,100,581	3,134,936	10,820,224	9,117,226
Total revenues, net	168,669,832	153,115,064	448,161,160	389,361,469
Expenses:
Voyage expense	73,207,858	71,539,649	211,296,953	169,805,168
Charter hire expense	33,882,493	36,511,251	82,946,578	96,339,176
Vessel operating expense	21,736,050	13,884,629	67,289,191	41,289,813
Terminal & stevedore expenses	3,134,159	2,417,374	8,371,820	7,324,959
General and administrative	9,881,730	6,041,857	24,328,063	18,349,556
Depreciation and amortization	10,213,995	7,719,083	30,734,970	22,609,231
Gain on sale of vessel and equipment	(308,685)	—	(308,685)	—
Total expenses	151,747,600	138,113,843	424,658,890	355,717,903

Income from operations	16,922,232	15,001,221	23,502,270	33,643,566

Other income (expense):
Interest expense	(5,911,863)	(4,702,101)	(18,086,062)	(12,365,614)
Interest income	356,862	893,879	1,092,887	2,434,325
Income attributable to non-controlling interest recorded as long-term liability interest expense	—	274,326	—	(420,826)
Unrealized gain (loss) on derivative instruments, net	665,790	(5,961,224)	(451,602)	(1,804,388)
Other income	954,492	551,021	1,831,280	1,229,193
Total other expense, net	(3,934,719)	(8,944,099)	(15,613,497)	(10,927,310)

Net income	12,987,513	6,057,122	7,888,773	22,716,256
Income attributable to non-controlling interests	(779,185)	(946,082)	(403,438)	(2,248,265)
Net income attributable to Pangaea Logistics Solutions Ltd.	$12,208,328	$5,111,040	$7,485,335	$20,467,991

Earnings per common share:
Basic	$0.19	$0.11	$0.12	$0.45
Diluted	$0.19	$0.11	$0.12	$0.45

Weighted average shares used to compute earnings per common share:
Basic	63,729,227	45,279,813	63,901,455	45,257,462
Diluted	64,823,069	46,011,402	65,009,188	45,947,548

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Statements of Stockholders' Equity for three and nine ended September 30, 2025 and 2024

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2025	65,377,137	$6,539	$259,733,610	$154,612,941	$414,353,090	$44,777,223	$459,130,313
Share-based compensation	—	—	614,419	—	614,419	—	614,419
Common Stock Dividend	—	—	—	(3,229,678)	(3,229,678)	—	(3,229,678)
Share repurchases	(200,518)	(19)	(984,216)		(984,235)		(984,235)
Distribution to Non-Controlling Interests	—	—	—	—	—	(258,009)	(258,009)
Acquisition of non-controlling interest			(2,700,000)		(2,700,000)		(2,700,000)
Net income	—	—	—	12,208,328	12,208,328	779,185	12,987,513
Balance at September 30, 2025	65,176,619	$6,520	$256,663,813	$163,591,591	$420,261,924	$45,298,399	$465,560,323

Balance at December 31, 2024	64,961,433	$6,498	$258,659,972	$169,155,149	$427,821,619	$46,842,716	$474,664,335
Share-based compensation	—	—	2,695,200	—	2,695,200	—	2,695,200
Issuance of restricted shares, net of forfeitures	618,586	62	(62)	—	—		—
Common Stock Dividend	—	—	—	(13,074,877)	(13,074,877)		(13,074,877)
Share repurchases	(403,400)	(40)	(1,991,297)	—	(1,991,337)	—	(1,991,337)
Distribution to Non-Controlling Interests	—	—	—	—	—	(2,199,676)	(2,199,676)
Acquisition of non-controlling interest			(2,700,000)	—	(2,700,000)	—	(2,700,000)
Consolidation of subsidiary				25,984	25,984	251,921	277,905
Net income	—	—	—	7,485,335	7,485,335	403,438	7,888,773
Balance at September 30, 2025	65,176,619	$6,520	$256,663,813	$163,591,591	$420,261,924	$45,298,399	$465,560,323

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	46,902,091	4,692	166,521,852	165,003,909	331,530,453	45,278,789	376,809,242
Share-based compensation	—	—	645,835	—	645,835	—	645,835
Common Stock Dividend	—	—	—	(4,697,596)	(4,697,596)	—	(4,697,596)
Net Income	—	—	—	5,111,040	5,111,040	946,082	6,057,122
Balance at September 30, 2024	46,902,091	$4,692	$167,167,687	$165,417,353	$332,589,732	$46,224,871	$378,814,603

Balance at December 31, 2023	46,466,622	4,648	164,854,546	159,026,799	323,885,993	46,309,940	370,195,933
Share-based compensation	—	—	2,313,185	—	2,313,185	—	2,313,185
Distribution to Non-Controlling Interests	—	—	—	—	—	(2,333,334)	(2,333,334)
Issuance of restricted shares, net of forfeitures	435,469	44	(44)	—	—		—
Common Stock Dividend	—	—	—	(14,077,437)	(14,077,437)	—	(14,077,437)
Net Income	—	—	—	20,467,991	20,467,991	2,248,265	22,716,256
Balance at September 30, 2024	46,902,091	$4,692	$167,167,687	$165,417,353	$332,589,732	$46,224,871	$378,814,603

The accompanying notes are an integral part of these consolidated financial statements.

Pangaea Logistics Solutions, Ltd.
Unaudited Interim Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$7,888,773	$22,716,256
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	30,734,970	22,609,231
Amortization of deferred financing costs	875,279	739,522
Amortization of prepaid rent	88,652	91,399
Unrealized loss on derivative instruments	451,602	1,804,388
Income from equity method investee	(1,831,280)	(1,445,750)
Earnings attributable to non-controlling interest recorded as other long-term liability	—	420,826
Provision for doubtful accounts	1,173,862	1,671,197
Gain on sale of vessel and equipment	(308,685)	—
Drydocking costs	(13,812,458)	(2,999,998)
Share-based compensation	2,695,200	2,313,185
Change in operating assets and liabilities:
Accounts receivable	(4,369,033)	2,563,160
Inventories	(3,289,635)	(10,186,517)
Advance hire, prepaid expenses and other current assets	(1,968,931)	(5,637,302)
Accounts payable, accrued expenses and other current liabilities	17,431,903	11,297,723
Deferred revenue	2,840,658	450,565
Net cash provided by operating activities	38,600,877	46,407,885

Investing activities
Purchase of vessels, vessel improvements and equipment	(5,506,390)	(57,690,774)
Proceeds from sale of vessels and equipment	7,859,513	—
Acquisition of non-controlling interest	(2,700,000)	—
Dividends received from equity method investments	3,100,000	510,000
Contributions to non-consolidated subsidiaries and other investments	(842,307)	(171,699)
Net cash provided by (used in) investing activities	1,910,816	(57,352,473)

Financing activities
Proceeds from long-term debt	—	64,150,000
Payments of financing fees and debt issuance costs	(45,000)	(1,228,714)
Payments of long-term debt	(12,417,854)	(28,963,663)
Proceeds from financing obligation	18,000,000	8,000,000
Payments of financing obligations	(19,114,844)	(16,375,107)
Payments of finance leases	(2,132,813)	(2,278,675)
Dividends paid to non-controlling interests	(2,199,676)	(2,333,334)
Cash dividends paid	(13,125,656)	(13,944,264)
Payments to repurchase ordinary shares	(1,991,337)	—
Payments to non-controlling interest	—	(2,000,000)
Net cash (used in) provided by financing activities	(33,027,180)	5,026,243

Net change in cash, cash equivalents and restricted cash	7,484,513	(5,918,345)
Total cash, cash equivalents and restricted cash at beginning of period	86,805,470	99,037,866
Total cash, cash equivalents and restricted cash at end of period	$94,289,983	$93,119,521
Supplemental cash flow information
Cash and cash equivalents	$94,020,373	$93,119,521
Restricted cash	269,610	—
Total cash, cash equivalents and restricted cash at end of period	$94,289,983	$93,119,521

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

As of September 30, 2025, the Company's owned fleet consisted of three Panamax, two Ultramax Ice Class 1C, two Ultramax, nine Supramax, four Post-Panamax Ice Class 1A drybulk vessels and fourteen Handysize vessels. In addition, the Company owns two-thirds of its consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) which owns a fleet of six Panamax Ice Class 1A drybulk vessels.

The Company also holds a 50% equity interest in the owner of a deck barge and operates port and terminal facilities in Florida, Maryland, and Texas. On July 31, 2025, the Company purchased the remaining 49% equity interest in Seamar Management S.A. for $2.7 million in cash, increasing the Company’s ownership to 100%. Because the Company controlled Seamar before and after the transaction, the purchase of the non-controlling interest was accounted for as an equity transaction in accordance with ASC 810; no gain or loss was recognized in earnings and no step-up of Seamar’s assets or liabilities was recorded. The difference between the cash consideration and the carrying amount of the non-controlling interest at the acquisition date was recognized in additional paid-in capital.

Note 2 - Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete condense financial statements. The accompanying financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Concentration of credit risk

The Company’s accounts receivable balance includes outstanding receivables from one significant customer that comprises 34% of accounts receivable as of September 30, 2025.

Advance hire, prepaid expenses and other current assets

Advance hire, prepaid expenses and other current assets were comprised of the following:

	September 30, 2025	December 31, 2024
Advance hire	$3,169,164	$3,348,104
Prepaid expenses	7,477,238	9,517,482
Accrued receivables	13,447,968	7,352,376
Cash margin on deposit	171,142	3,268,455
Derivative assets	656,374	2,047,196
Other current assets	5,336,969	4,435,739
	$30,258,855	$29,969,352

Goodwill

We conducted our annual qualitative assessment of goodwill as of June 1, 2025, which indicated that it was more likely than not that the fair value of the Company’s goodwill exceeded its carrying amount, thus no impairment was indicated. As of September 30, 2025, no events or changes in circumstances occurred that would necessitate a further impairment review.

Other non-current assets

Other non-current assets were comprised of the following:

	September 30, 2025	December 31, 2024
Intangible Assets, net of accumulated amortization of $1,573,310 and $1,242,431 as of September 30, 2025 and December 31, 2024, respectively (1)	$677,791	$1,008,669
Investment in Seamar Management (2)	—	236,219
Investment in Bay Stevedoring LLC	1,639,455	1,894,927
Investment in Narragansett Bulk Carriers (US) Corp	519,975	519,975
Other investments	1,960,916	1,100,739
	$4,798,137	$4,760,529

(1) Intangible assets consist primarily of customer contracts and a non-compete agreement acquired in prior periods, which are being amortized over estimated useful lives ranging from
2 to 5 years. No new intangible assets were recognized during the three and nine months ended September 30, 2025.

(2) The Company consolidated Seamar Management in the second quarter of 2025, as a result of the consolidation, the investment balance was eliminated.

The Company recognized earnings from equity method investments during the three and nine months ended September 30, 2025; the Company received $3.1 million from these investees during the period.

Accounts payable, accrued expenses and other current liabilities
Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	September 30, 2025	December 31, 2024
Accounts payable	$18,875,307	$13,636,272
Accrued expenses	18,161,910	11,530,275
Bunkers suppliers	10,537,154	7,700,506
Charter hire payable	13,211,767	10,420,101
Other accrued liabilities	3,453,983	3,294,413
	$64,240,121	$46,581,567

The amounts previously reported for the twelve months ended as of December 31, 2024, have been retrospectively recast to reflect the reclassifications of related party payables, operating lease liabilities, and accounts payable.

Leases

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, Leases ("ASC 842"), the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending September 30, 2025, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

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

At September 30, 2025, the Company had seven vessels chartered to customers under time charters that contained a lease. These seven leases varied in original length from 34 days to 195 days. The total lease payments due under these arrangements were approximately $6,522,000, all of which is expected to be received within the next 183 days days. The Company expects to recognize this revenue as follows:

Period	Expected Revenue
Remaining 2025	$4,750,115
2026	1,772,250
Total	$6,522,365

All time charters are scheduled to be completed within 183 days, and no lease payments extend beyond March 2026.

At September 30, 2024, the Company had four vessels chartered to customers under time charters that included a lease. These four leases varied in original length from 35 days to 123 days. The lease payments due under these arrangements were approximately $1,302,000, all of which was received within the 35 days following September 30, 2024.

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

The Company’s contracts with customers, including voyage charters and stevedoring service contracts, generally have original expected durations of one year or less. In accordance with the practical expedient in ASC 606-10-50-14, the Company has elected not to disclose the amount of remaining performance obligations for these contracts. As of September 30, 2025, the Company did not have any material unsatisfied performance obligations that are required to be disclosed.

Deferred Revenue

All deferred revenue recorded on the consolidated balance sheets as of December 31, 2024, was recognized during the nine months ended September 30, 2025.

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (Topic 326). The amendments provide a practical expedient and an accounting policy election for estimating expected credit losses on current accounts receivable and contract assets arising under ASC 606. The standard is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods, with early adoption permitted. The amendments are to be applied prospectively. The Company is evaluating whether it will elect the practical expedient and the potential impact of ASU 2025-05 on its consolidated financial statements and disclosures.

Note 3 - Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	September 30, 2025	December 31, 2024
Money market accounts – cash equivalents	$31,156,184	$33,239,201
Time deposit accounts - cash equivalents	—	10,204,382
Cash (1)	62,864,189	43,361,887
Restricted cash (2)	269,610	—
Total cash, cash equivalents and restricted cash	$94,289,983	$86,805,470

(1) It consists of cash deposits at various major banks.
(2) Restricted cash consists of amounts required to be maintained under the Company’s insurance arrangements and is not available for general corporate purposes.

As of September 30, 2025 and December 31, 2024, the Company held cash and cash equivalents in the following subsidiaries:

	September 30, 2025	December 31, 2024
Pangaea (1)	$88,444,048	$73,909,070
NBHC (2)	5,258,303	12,063,063
Deck Barge (3)	587,632	833,337
Total cash, cash equivalents and restricted cash	$94,289,983	$86,805,470
(1) Held by 100% owned Pangaea consolidated subsidiaries
(2) Held by a 67% owned Pangaea consolidated subsidiary
(3) Held by a 50% owned Pangaea consolidated subsidiary.

Note 4 - Fixed Assets

As of September 30, 2025, the Company’s fleet consisted of forty dry bulk vessels, twenty-two of which were financed under finance lease obligations, and one barge. The carrying values of the Company’s vessels, including unamortized drydocking costs, are summarized below. The amounts presented do not include any vessels classified as held for sale as of September 30, 2025.

	September 30, 2025	December 31, 2024
m/v Nordic Odyssey (1)	$17,239,144	$17,181,472
m/v Nordic Orion (1)	17,025,137	18,144,065
m/v Nordic Oshima (1)	21,981,487	23,105,684
m/v Nordic Olympic (1)	22,814,655	22,089,187
m/v Nordic Odin (1)	22,978,631	21,979,872
m/v Nordic Oasis (1)	22,503,624	23,436,017
m/v Nordic Nuluujaak	33,626,132	34,667,055
m/v Nordic Qinngua	33,628,118	34,654,787
m/v Nordic Sanngijuq	33,288,586	34,290,887
m/v Nordic Siku	33,665,281	34,672,061
m/v Bulk Endurance	19,703,725	20,616,061
m/v Bulk Prudence	25,832,474	26,743,876
m/v Bulk Courageous	15,544,778	16,027,958
m/v Bulk Concord	17,182,303	18,510,983
m/v Bulk Freedom (4)	—	7,325,595
m/v Bulk Pride	10,394,948	10,677,950
m/v Bulk Spirit	11,205,522	11,960,593
m/v Bulk Sachuest	15,202,284	15,677,788
m/v Bulk Independence	13,141,405	12,622,265
m/v Bulk Friendship	11,304,336	11,956,736
m/v Bulk Valor	16,881,962	15,726,225
m/v Bulk Promise	17,433,103	16,344,110
m/v Bulk Brenton	27,373,146	28,256,449
m/v Bulk Patience	27,359,128	28,239,587
m/v Strategic Fortitude	17,583,311	16,874,348
m/v Strategic Resolve	15,136,858	14,606,291
m/v Strategic Explorer	14,821,973	14,606,291
m/v Strategic Entity	15,229,649	14,606,291
m/v Strategic Synergy	13,641,291	14,061,957
m/v Strategic Alliance	13,640,255	14,061,957
m/v Strategic Unity	13,642,109	14,061,957
m/v Strategic Harmony	13,641,447	14,061,957
m/v Strategic Equity	13,641,896	14,061,957
m/v Strategic Venture	13,642,501	14,061,957
m/v Strategic Savannah	11,095,792	11,431,010
m/v Strategic Spirit	10,711,560	11,068,121
m/v Strategic Vision	10,710,300	11,068,121
m/v Strategic Tenacity	10,362,046	10,705,232
m/v Strategic Endeavor (3)	—	7,711,396
Miss Nora G Pearl (2)	1,597,197	1,597,197
	676,408,094	703,553,303
Other fixed assets, net	7,536,451	4,273,025
Total fixed assets, net	$683,944,545	$707,826,328
Right of Use Assets
m/v Bulk Xaymaca	$10,440,640	$11,042,061
m/v Bulk Destiny	16,965,140	17,729,470
	$27,405,780	$28,771,531

(1) Vessels are owned by NBHC, a consolidated entity in which the Company has a two-third ownership interest at September 30, 2025 and December 31, 2024, respectively.
(2) Barge is owned by a 50% owned consolidated subsidiary at September 30, 2025 and December 31, 2024, respectively.
(3) The Strategic Endeavor was sold in July 2025.
(4) As of September 30, 2025, the Company classified the M/V Bulk Freedom, as held for sale in accordance with ASC 360. Management had committed to a plan to sell the vessel, and the criteria for held-for-sale classification were met. The vessel is presented separately on the balance sheet under “Vessel held for sale.” On October 18, 2025, the Company entered into a memorandum of agreement to sell the M/V Bulk Freedom for $9.6 million. The estimated gain on sale is approximately $2.8 million, and delivery to the buyer is expected during the fourth quarter of 2025. See Note 14 – Subsequent Events for additional details.
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

The Company concluded that no triggering event had occurred during the nine months ended September 30, 2025 and 2024 that would require impairment testing.

Note 5 - Debt

As of September 30, 2025 and December 31, 2024, the Company’s outstanding long-term debt consists of the following:

	September 30, 2025	December 31, 2024	Interest Rate (%) (1)	Maturity Date
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	9,080,076	10,572,576	2.95%	December 30, 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3)	31,400,000	35,000,000	3.38%	June 1, 2027
$50 million Senior Secured Term Loan Facility - Dated August 14, 2024 (4)	43,432,133	46,966,266	6.81%	May 2029
Bulk Valor Corp. Loan and Security Agreement (2)	7,641,202	8,707,180	3.29%	June 2028
Bulk Promise Corp. (2)	7,262,816	8,301,038	5.45%	October 2027
Bulk Sachuest (2)	6,272,935	6,918,957	6.19%	October 2029
Bulk Prudence	13,812,000	14,853,000	6.25%	July 2029
Total	$118,901,162	$131,319,017
Less: unamortized issuance costs	(1,520,415)	(2,022,277)
	$117,380,747	$129,296,740
Less: current portion	(16,696,990)	(16,576,195)
Secured long-term debt, net	$100,683,757	$112,720,545
(1)As of September 30, 2025.
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
(4)This facility is secured by the vessels m/v Bulk Endurance, m/v Bulk Brenton, and Bulk Patience, and is guaranteed by the Company.

The future minimum payments under the debt agreements are as follows:

Years ending December 31,
2025 (remainder of the year)	$5,737,739
2026	22,451,374
2027	50,587,634
2028	14,514,781
2029	42,042,474
135,334,002
Less: Amount representing interest	(16,432,840)
118,901,162
Less: Unamortized Debt Issuance Costs	(1,520,415)
117,380,747
Less: current portion	(16,696,990)
Secured long-term debt, net	$100,683,757

Financial Covenants

All the loan terms and key financial covenants for all outstanding debt as of December 31, 2024, remain unchanged as of September 30, 2025. Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of September 30, 2025 and December 31, 2024.

Financing Obligations Recognized in Failed Sale Leaseback Transactions
The following vessels were acquired through failed sale-leaseback transactions and are accounted for as financing obligations. These transactions do not qualify as leases under ASC 842 because the Company retains control of the vessels and is contractually obligated to repurchase them.

As of September 30, 2025 and December 31, 2024, the Company’s financing obligation consists of the following:

	September 30, 2025	December 31, 2024	Interest Rate (%) (1)	Maturity Date
Bulk Spirit Ltd.	5,490,885	6,346,354	6.13%	February 2027
Bulk Friendship Corp. - Bareboat Charter Party dated September 30, 2024	7,350,000	7,800,000	6.22%	August 2029
Bulk Nordic Seven LLC (3)	25,528,939	26,821,468	7.06%	May 2036
Bulk Nordic Eight LLC (3)	25,521,119	26,813,297	7.06%	June 2036
Bulk Nordic Nine LLC (3)	25,723,604	26,978,978	7.06%	September 2036
Bulk Nordic Ten LLC (3)	25,854,793	27,105,743	7.06%	November 2036
Bulk Courageous Corp. (2)	6,900,000	7,800,000	3.93%	April 2028
Phoenix Bulk 25 Corp. (2)	9,205,491	10,468,772	4.67%	February 2029
Bulk Independence	7,375,000	8,500,000	6.19%	December 2028
Bulk Pride	7,375,000	8,500,000	6.19%	December 2028
Tripartite Agreement (m/v Strategic Alliance, m/v Strategic Synergy, Strategic Unity) (2)	28,624,110	30,640,920	5.52%	June 2029
SBC Equity Pte. Ltd.	9,731,484	10,441,619	6.19%	August 2031
SBC Explorer LLC	8,520,819	9,354,155	6.13%	March 2030
RHI Fortitude Pte. Ltd.	9,700,000	10,600,000	6.16%	January 2031
SBC Harmony Pte. Ltd.	9,880,000	10,960,000	6.26%	August 2031
RHI Savannah Pte. Ltd.	8,580,000	9,390,000	6.32%	September 2029
RHI Tenacity Pte. Ltd. (2)	8,690,585	9,438,688	2.31%	April 2027
SBC Venture Pte. Ltd.	8,311,398	9,223,910	6.26%	July 2031
SBC Spirit Pte. Ltd.	8,810,000	—	6.13%	July 2032
SBC Vision Pte. Ltd.	9,000,000	—	6.26%	June 2030
Total	$256,173,227	$257,183,904
Less: unamortized issuance costs, net	(2,087,221)	(2,387,007)
	254,086,006	254,796,897
Less: current portion	(27,746,924)	(25,267,105)
Financing Obligations, net	$226,339,082	$229,529,792

(1)As of September 30, 2025 including the effect of interest rate cap if any.
(2)Interest rates on the loan facilities are fixed.
(3)The Company entered into an interest rate cap effective from Q2 2026 through Q4 2026, which caps the SOFR at 3.51%.

All the obligation terms and financial covenants for all outstanding financing obligations as of December 31, 2024, remain unchanged as of September 30, 2025. The Company was in compliance with all financial covenants as September 30, 2025 and December 31, 2024. All outstanding financing obligations are secured by the respective underlying assets.

Year ending December 31,
2025 (remainder of the year)	$11,675,097
2026	44,043,965
2027	51,563,599
2028	46,552,824
2029	58,972,694
Thereafter	124,108,967
Total Present Value of Minimum Payments	336,917,146
Less: Amount representing interest	(80,743,919)
Present value of minimum payments	256,173,227
Less: Issuance costs	(2,087,221)
Present value of minimum payments, net	254,086,006
Less: Current portion of financing obligations	(27,746,924)
Non-current portion of financing obligations	$226,339,082

Note 6 - Finance Leases

At September 30, 2025, the Company’s fleet included two vessels, Bulk Xaymaca and Bulk Destiny, which were financed through sale and leaseback arrangements and accounted for as finance leases in accordance with ASC 840. Bulk Xaymaca is leased under the Bulk PODS Ltd. facility, and Bulk Destiny is leased under the Bulk Nordic Five Ltd. facility.

Finance leases consist of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024	Interest Rate (%)	Maturity Date
Finance Leases:
Bulk PODS Ltd.	$1,536,457	$2,919,270	6.02%	December 2027
Bulk Nordic Five Ltd. (2)	9,700,000	10,450,000	3.97%	April 2028
Total	$11,236,457	$13,369,270
Less: unamortized issuance costs, net	(62,588)	(91,222)
	$11,173,869	$13,278,048
Less: current portion	(2,536,458)	(2,843,750)
Long-term finance lease liabilities, net	$8,637,411	$10,434,298

(1)Interest rates on the loan facilities are fixed.

The following table provides details of the Company's future minimum lease payments under finance and operating lease liabilities recorded on the Company's consolidated balance sheets as of September 30, 2025.

Year ending December 31,	Amount
2025 (remainder of the year)	$874,280
2026	2,549,340
2027	1,320,923
2028	7,595,976
Total minimum lease payments	12,340,519
Less imputed interest	(1,104,062)
Present value of minimum lease payments	11,236,457
Less current portion	(2,536,458)
Less issuance costs	(62,588)
Long-term portion	$8,637,411

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	09/30/2025	12/31/2024	Balance Sheet Location	09/30/2025	12/31/2024
Margin accounts (1)	Other current assets	$171,142	$3,268,455	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$—	$—	Other current liabilities	$90,157	$1,045,395
Fuel swap contracts (2)	Other current assets	$—	$—	Other current liabilities	$327,776	$137,992
Interest rate cap (2)	Other current assets	$656,374	$1,873,430	Other current liabilities	$—	$—

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

	Unrealized gain (loss) on derivative instruments
	Three Months Ended		Nine Months Ended
Derivative instruments	09/30/2025	9/30/2024	09/30/2025	9/30/2024
Forward freight agreements	$1,273,705	$(712,929)	$955,238	$1,095,936
Fuel Swap Contracts	(241,029)	(3,253,659)	$(189,784)	$(1,142,426)
Interest rate cap	(366,886)	(1,994,636)	$(1,217,056)	$(1,757,898)
Total gain (loss)	$665,790	$(5,961,224)	$(451,602)	$(1,804,388)

Note 8 - Related Party Transactions
Notes payable to related parties consist of the following:

	December 31, 2024	Activity	September 30, 2025
Included in Affiliated Companies payable on the consolidated balance sheets:
Seamar Management S.A. (i)	$1,181,015	$(1,181,015)	$—
MTM Ship Management (“MTM”) (ii)	$(3,789,859)	4,015,782	$225,923
Commissions payable (iii)	$—	46,993	$46,993

i.Seamar Management S.A. ("Seamar"): In the second quarter of 2025, the Company consolidated Seamar Management. Accordingly, the intercompany payable balance was eliminated upon consolidation.
ii.As of September 30, 2025, the Company had a payable balance to MTM Ship Management. As of December 31, 2024, the Company had a prepaid balance and this amount was included within “Advance hire, prepaid expenses and other current assets” in the consolidated balance sheet and was recognized in the consolidated statements of income.
iii.Phoenix Bulk Carriers (Brasil) Intermediacoes Maritimas Ltda. - a wholly-owned Company of a member of the Board of Directors.

The Company has a technical management agreement with MTM Ship Management (“MTM”), under which MTM serves as the technical manager for certain vessels within the merged entity’s fleet. Pursuant to the agreement, MTM provides services including vessel maintenance, crew management, procurement, and regulatory compliance. During the three months ended September 30, 2025, the Company incurred technical management fees of approximately $533,560. For the nine months ended September 30, 2025, the Company incurred technical management fees of approximately $1,658,560 under this arrangement.

Note 9 - Commitments and Contingencies

Long-term Contracts Accounted for as Operating Leases

The Company has operating leases for office facilities in various locations. These leases generally have remaining terms ranging from 12 months to 63 months, some of which include options to extend or terminate. The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants. The weighted-average remaining lease term: 3.11 years.

The following table summarizes the Company’s office lease commitments as of September 30, 2025.

Location	Remaining lease Term (as of September 30, 2025)	Monthly Rent	Undiscounted Payments
Copenhagen, Denmark	15 months	$10,240	$153,601
Singapore	14 months	$6,162	86,268
Connecticut, U.S.	63 months	$6,771	426,573
Greece	12 months	$13,711	164,531
Total			$830,973

For the three months ended September 30, 2025 and 2024, the Company recognized approximately $111,000 and $50,000, respectively, as lease expense for office leases in General and Administrative Expenses.

For the nine months ended September 30, 2025 and 2024, the Company recognized approximately $332,000 and $148,000, respectively, as lease expense for office leases in General and Administrative Expenses.

As of September 30, 2025, future minimum rentals under all of our operating leases are as follows:

Year ending December 31,	Amount
2025 (remaining)	$110,652
2026	395,313
2027	81,252
2028	81,252
2029	81,252
2030	81,252
Total	$830,973

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

During the nine months ended September 30, 2025, the Company repurchased and retired 403,400 shares of its common stock at an average price of $4.93 per share, for an aggregate cost of approximately $2.0 million. The shares were acquired in open market transactions and retired immediately upon settlement. The repurchase was funded with available cash on hand.

The repurchase and retirement of shares resulted in a reduction to the Common Stock and Additional Paid-in Capital (APIC) accounts, with the excess purchase price over par value allocated to APIC. The impact of the repurchase is reflected in the accompanying Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2025, and the cash outflow is reported in financing activities in the Consolidated Statement of Cash Flows. As of September 30, 2025, approximately $13.0 million remained available under the repurchase program.

Dividends Paid

Total cash dividends paid were approximately $13.1 million for the nine months ended September 30, 2025.

Changes in Outstanding Shares

The following table summarizes changes in the number of shares of common stock outstanding for the nine months ended September 30, 2025:

Description	Number of Shares
Shares outstanding at December 31, 2024	64,961,433
Shares issued (e.g., equity grants)	661,504
Share forfeitures	(42,918)
Shares repurchased and retired	(403,400)
Shares outstanding at September 30, 2025	65,176,619

Note 11 - Net Income per Common Share

The computation of basic net income per share is based on the weighted average number of common shares outstanding for the nine months ended September 30, 2025 and 2024. Diluted net income per share gives effect to restricted stock awards.

For the three and nine months ended September 30, 2025, approximately 554,000 and 446,000 shares of restricted stock awards, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

The following table summarizes the calculation of basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$12,208,328	$5,111,040	$7,485,335	$20,467,991
Weighted Average Shares - Basic	63,729,227	45,279,813	63,901,455	45,257,462
Dilutive effect of restricted stock awards	1,093,842	731,589	1,107,733	690,086
Weighted Average Shares - Diluted	64,823,069	46,011,402	65,009,188	45,947,548
Basic net income per share	$0.19	$0.11	$0.12	$0.45
Diluted net income per share	$0.19	$0.11	$0.12	$0.45

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

For the three months ended September 30, 2025, the Company recorded an expense of approximately $52,000 for its matching contributions under the plan. For the nine months ended September 30, 2025, the Company recorded an expense of approximately $285,000 for matching contributions.

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

The following tables present selected financial information with respect to our reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shipping segment
Voyage revenue	$155,049,805	$144,811,943	410,491,971	$356,004,231
Charter revenue	9,297,988	4,860,376	26,141,128	23,738,200
Shipping segment total revenue	$164,347,793	$149,672,319	$436,633,099	$379,742,431
Reconciliation:
All other revenue (1)	4,322,039	3,442,745	11,528,061	9,619,038
Total consolidated revenue	$168,669,832	$153,115,064	$448,161,160	$389,361,469

Shipping segment total revenue	$164,347,793	$149,672,319	$436,633,099	$379,742,431
Less:
Voyage expense	73,207,858	71,539,649	211,296,953	169,805,168
TCE revenue (2)	$91,139,935	$78,132,670	$225,336,146	$209,937,263

Other operating expenses	78,539,742	66,574,194	213,361,937	185,912,735
Other (expenses)/income	3,934,719	8,944,099	15,613,497	10,927,310
Total consolidated net income	$12,987,513	$6,057,122	$7,888,773	$22,716,256

(1) All other revenue includes revenue from our port and terminal operations, as well as other ancillary services.
(2) TCE revenue represents shipping segment total revenue less voyage expenses and is considered the segment measure of profit/loss.

Geographical Disclosure

Revenue from external customers is attributed to geographic areas as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$43,383,009	$31,570,668	$124,851,652	$114,634,374
Canada	38,716,767	45,375,728	47,321,072	55,051,974
Singapore	13,011,349	1,575,823	44,009,498	19,173,796
Germany	11,626,483	9,297,329	41,618,711	30,163,845
Other (1)	61,932,224	65,295,516	190,360,227	170,337,480
Total consolidated revenue	$168,669,832	$153,115,064	$448,161,160	$389,361,469

(1) This includes revenue from various regions across Asia, Europe, South America, and other international markets.

Revenue is presented geographically based on the customer's country of domicile.

Note 14 - Subsequent Events

On October 18, 2025, the Company entered into a memorandum of agreement to sell the M/V Bulk Freedom for $9.6 million. The vessel was classified as held for sale on the balance sheet as of September 30, 2025. The estimated gain on sale is approximately $2.8 million, and delivery to the buyer is expected during the fourth quarter of 2025.
On November 5, 2025, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per common share, payable on December 15, 2025, to shareholders of record as of the close of business on December 1, 2025.

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

Selected Financial Information

(in thousands, except for shipping days data and per share data) (figures may not foot due to rounding)	For the three months ended September 30,		For nine months ended September 30,
	2025	2024	2025	2024
Selected Financial Data
Voyage revenue	$155,271	$145,120	$411,200	$356,506
Charter revenue	9,298	4,860	26,141	23,738
Terminal & Stevedore Revenue	4,101	3,135	10,820	9,117
Total revenue	168,670	153,115	448,161	389,361
Voyage expense	73,208	71,540	211,297	169,805
Charter hire expense	33,882	36,511	82,947	96,339
Vessel operating expenses	21,736	13,885	67,289	41,290
Terminal Expenses	3,134	2,417	8,372	7,325
Total cost of transportation and service revenue	131,961	124,353	369,905	314,759
Vessel and Terminal Equipment depreciation and amortization	10,165	7,678	30,632	22,527
Gross Profit	26,545	21,085	47,624	52,076
Other operating expenses	9,931	6,083	24,431	18,432
Gain on sale of vessel and equipment	(309)	—	(309)	—
Income from operations	16,922	15,001	23,502	33,644
Total other expense, net	(3,935)	(8,944)	(15,613)	(10,927)
Net income	12,988	6,057	7,889	22,716
Income attributable to non-controlling interests	(779)	(946)	(403)	(2,248)
Net income attributable to Pangaea Logistics Solutions Ltd.	$12,208	$5,111	$7,485	$20,468

Net income from continuing operations per common share information
Basic net income per share	$0.19	$0.11	$0.12	$0.45
Diluted net income per share	$0.19	$0.11	$0.12	$0.45
Weighted-average common shares Outstanding - basic	63,729	45,280	63,901	45,257
Weighted-average common shares Outstanding - diluted	64,823	46,011	65,009	45,948

Adjusted EBITDA (a) (1)	$28,895	$24,026	$59,276	$60,006

Shipping Days (2)
Voyage days	5,377	4,549	15,148	11,289
Time charter days	495	256	2,156	1,318
Total shipping days	5,872	4,805	17,304	12,607

TCE Rates ($/day)	$15,559	$16,324	$13,063	$16,692

(a) EBITDA for prior-year periods has been recast to include income taxes to conform to the current period presentation.

	September 30, 2025	December 31, 2024
Selected Data from the Consolidated Balance Sheets
Cash and cash equivalents	$94,290	$86,805
Total assets	$932,146	$936,457
Total secured debt, including financing obligations and finance leases	$382,641	$397,372
Total shareholders' equity	$465,560	$474,664

	For the nine months ended September 30,
	2025	2024
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$38,601	$46,408
Net cash provided by (used in) investing activities	$1,911	$(57,352)
Net cash (used in) provided by financing activities	$(33,027)	$5,026

The reconciliation of gross profit to net transportation and service revenue and net income in accordance with U.S. GAAP to Adjusted EBITDA is as follows:

(in thousands, figures may not foot due to rounding)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Transportation and Service Revenue (3)
Gross Profit (4)	$26,545	$21,085	$47,624	$52,076
Add:
Vessel and Terminal Equipment Depreciation and Amortization	10,165	7,678	30,632	22,527
Net transportation and service revenue	$36,709	$28,762	$78,257	$74,602

Adjusted EBITDA
Net Income	$12,988	$6,057	$7,889	$22,716
Interest expense, net	5,555	3,808	16,993	9,931
(Income) loss attributable to Non-controlling interest recorded as long-term liability interest expense	—	(274)	—	421
Depreciation and amortization	10,214	7,719	30,735	22,609
Income tax provision (included in Other income)	499	109	821	211
EBITDA (Non-GAAP)	$29,255	$17,419	$56,438	$55,888
Adjustments to EBITDA
Gain on sale of vessel and equipment	(309)	—	(309)	—
Share-based compensation	614	646	2,695	2,313
Unrealized (gain) loss on derivative instruments, net	(666)	5,961	452	1,804
Adjusted EBITDA (Non-GAAP)	$28,895	$24,026	$59,276	$60,006

(1)Adjusted EBITDA is net income (or loss) under U.S. GAAP, excluding interest expense and income, income taxes, depreciation and amortization, impairment losses, gain or loss on vessel sales, sale and leaseback losses, share-based compensation, non-operating items, and other non-recurring items. Management and certain investors use Adjusted EBITDA to assess operating performance, and Pangaea’s Board reviews it periodically. It is a non-GAAP measure and may differ from definitions used by other companies.

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

The Baltic Dry Index (“BDI”), a broader market measure of the cost to transport drybulk commodities by sea, offers a market view into global supply demand trends and is considered the standard benchmark for drybulk cargo pricing. The BDI averaged 1,978 for the third quarter of 2025, up approximately 6%, compared to an average of 1,871 for the same quarter of 2024. The average published market rates for Panamax, Supramax, and Handysize vessels, reflecting the composition of the company's fleet, also increased approximately 3%, to an average of $14,130 in the third quarter of 2025 from $13,707 in the same period of 2024.

In addition to broader market pressures, our operating results for the third quarter of 2025 also reflect the impact of fleet expansion. At December 30, 2024, the Company acquired 15 vessels to its owned fleet, representing a 54% increase in total vessel count. In July 2025, the Company sold one of these vessels. Overall, available owned shipping days increased by 1,067 days in the current quarter compared to the same period in 2024, which should be considered when comparing period-over-period performance metrics.

As a result of the industry's volatility, we have experienced fluctuations in our quarterly and annual operating results in the past, and we expect to continue experiencing such fluctuations in the future due to various factors, including cargo demand, vessel supply, competition, and seasonality.

Quarterly TCE Performance

For the three months ended September 30, 2025, the Company's TCE rates were down 5% to $15,559 from $16,324 for the three months ended September 30, 2024. The Company's achieved TCE rates declined from the previous quarter as overall dry bulk market rates weakened for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The Company's achieved TCE rate for the three months ended September 30, 2025 outperformed the average of the Baltic panamax, supramax, and handysize market indexes by approximately 10% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet and its cargo-focused strategy.

Third Quarter Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was approximately $12.2 million for three months ended September 30, 2025 as compared to net income of approximately $5.1 million for the same period of 2024.
•Net income per share was $0.19 for three months ended September 30, 2025, as compared to diluted net income per share of $0.11 for the same period in 2024.
•Pangaea's TCE rates were $15,559 for the three months ended September 30, 2025 and $16,324 for the three months ended September 30, 2024.
•Adjusted EBITDA was $28.9 million and $24.0 million for the three months ended September 30, 2025 and September 30, 2024, respectively.
•At the end of the quarter, Pangaea had $94.3 million in cash, cash equivalents, and restricted cash.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenues

Pangaea’s revenues are derived predominately from voyage, time charters, and terminal and stevedore revenue. Total revenue for the three months ended September 30, 2025, was $168.7 million, compared to $153.1 million for the same period in 2024, a 10% increase. The increase in revenues was primarily driven by a 22% rise in total shipping days, reaching 5,872 days for the three months ended September 30, 2025, compared to 4,805 days for the same period in 2024.
The Components of our revenue are as follows:

Voyage Revenues: Voyage revenues increased by 7% for the three months ended September 30, 2025 to $155.3 million compared to $145.1 million for the same period in 2024. The increase in voyage revenues was primarily due to a 18% increase in voyage days from 4,549 in the three months ended September 30, 2024 to 5,377 for the three months ended September 30, 2025. The increase is also attributable to the increase in the Company's fleet size as a result of the acquisition of 15 vessels in December 2024. One of the acquired vessels was sold in July 2025.

Charter Revenues: Charter revenues increased by 91%, to $9.3 million for the three months ended September 30, 2025, compared to $4.9 million for the same period in 2024. The increase was primarily driven by a 93% increase in time charter days, which rose from 256 to 495 days, and by an improvement in average market charter rates, as the Panamax, Supramax, and Handysize indices increased from $13,707 per day to $14,130 per day year-over-year. The Company’s flexible chartering strategy enables the Company to selectively release excess ship days, if any, into the market under time charter arrangements rather than voyage days.

Terminal & Stevedore Revenues: Terminal & Stevedore revenues increased by 31% to $4.1 million for the three months ended September 30, 2025, compared to $3.1 million for the same period in 2024 due to the addition of two new port operations in 2025.

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

The Components of our expenses are as follows:

Voyage Expenses: Voyage expenses were $73.2 million for the three months ended September 30, 2025, compared to $71.5 million for the same period in 2024, representing an increase of approximately 2%. The increase was primarily driven by a 18% increase in voyage days, partially offset by a 13% decline in bunker prices during the period.

Charter Hire Expenses: Charter hire expenses for the three months ended September 30, 2025 were $33.9 million, compared to $36.5 million for the same period in 2024, a 7% decrease. The decrease was primarily due to a decrease in chartered-in days, as the Company expanded its owned fleet size by 14 vessels, reducing the need for chartered ships. Chartered-in days decreased 13%, from 2,519 days in the third quarter of 2024 to 2,202 days in the same period of 2025. On a per-day basis, charter hire expenses averaged $15,389 in the third quarter of 2025, compared to $14,494 in 2024. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses: Vessel operating expenses for the three months ended September 30, 2025 were $21.7 million, compared to $13.9 million for the same period in 2024, an increase of approximately 57%. Most of this increase was a result of an increase in ownership days due to the acquisition of vessels in the prior year, with 3,701 days for the three months ended September 30, 2025 compared to 2,293 days in 2024, reflecting an increase of 61%. Excluding technical management fees, vessel operating expenses on a per day basis were $5,634 for the three months ended September 30, 2025, up from $5,520 for the three months ended September 30, 2024. Technical management fees were approximately $0.9 million in the third quarter of 2025, down from $1.2 million in 2024, primarily due to the consolidation of Seamar Management which reclassified from technical management fees to general and administrative expenses, partially offset by the increase in the number of owned vessels.

Terminal & Stevedore Expenses: Terminal & Stevedore expenses increased by 31% to $3.1 million for the three months ended September 30, 2025, compared to $2.4 million for the same period in 2024 in line with the increase in terminal revenues and the addition of two new port operations.

General and Administrative Expenses: General and administrative expenses increased by 64% to $9.9 million for the three months ended September 30, 2025 compared to $6.0 million for the same period in 2024. The increase was primarily driven by the consolidation of Seamar in 2025, which contributed approximately $1.0 million of incremental expense. In addition, higher employee incentive compensation expense of approximately $1.0 million was recognized during the quarter compared to the prior year. The remaining increase was due to higher compensation costs associated with added headcount to support Strategic Shipping Inc. acquisition initiatives and other incremental costs.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenues

Pangaea’s revenues are derived predominately from voyage and time charters. For the nine months ended September 30, 2025, total revenue was $448.2 million, an increase of 15% compared to $389.4 million for the same period in 2024. The increase was primarily driven by an increase in total shipping days from 12,606 days in 2024 to 17,304 days 2025, reflecting the Company’s fleet expansion. This increase was partially offset by a decline in market charter rates.

Components of revenue are as follows:

Voyage Revenues: Voyage revenues increased by 15% to $411.2 million for the nine months ended September 30, 2025, compared to $356.5 million for the same period in 2024. The increase was primarily attributable to a 34% increase in voyage days, from 11,289 days in 2024 to 15,148 days in 2025, resulting from the acquisition of the SSI vessels at the end of 2024. This increase was partially offset by lower market freight rates, as evidenced by a 17% decline in the Baltic Dry Index (BDI) during the period.

Charter Revenues: Charter revenues increased to $26.1 million from $23.7 million, or 10%, for the nine months ended September 30, 2025 compared to the same period in 2024. The increase was primarily driven by a significant rise in time charter days, which increased 64% to 2,156 days from 1,318 days in the prior-year period. Although the average time charter rate declined to $12,125 per day from $18,011 per day, the higher number of charter days more than offset the rate decrease, resulting in overall revenue growth. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charter arrangements.

Terminal & Stevedore Revenues: Terminal & Stevedore revenues increased by 19% for the nine months ended September 30, 2025 to $10.8 million compared to $9.1 million for the same period in 2024 due to the addition of 2 new port operations in the current year.

Operating and Business Expenses

The Components of our expenses are as follows:

Voyage Expenses: Voyage expenses were $211.3 million for the nine months ended September 30, 2025, compared to $169.8 million for the same period in 2024, reflecting an increase of 24%. The increase was mainly attributable to higher voyage days, which increased by 34% to 15,148 days from 11,289 days in the prior year, reflecting the Company’s expanded fleet. Correspondingly, total bunker, port, and canal costs increased in line with the higher level of operating activity.

Charter Hire Expenses: Charter hire expenses for the nine months ended September 30, 2025 were $82.9 million, compared to $96.3 million for the same period in 2024, a 14% decrease. The decrease in charter hire expenses was primarily due to a decrease in market rates to charter-in vessels. The average published market rates for supramax, panamax and handysize vessels decreased approximately 22% from an average of $14,161 in the nine months ended months ended September 30, 2024 to $11,043 in the same period of 2025. Despite the rate decline, chartered-in days increased to 6,607 days for the nine months ended September 30, 2025, compared to 6,025 days in the nine months ended September 30, 2024. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses: Vessel operating expenses for the nine months ended September 30, 2025 were $67.3 million, compared to $41.3 million for the same period in 2024, an increase of approximately 63%. This increase was due to the expansion of the owned fleet during the period. Excluding technical management fees, vessel operating expenses on a per day basis were $5,806 for the nine months ended September 30, 2025 and $5,686 for the same period in 2024. Technical management fees were approximately $2.7 million and $3.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Terminal & Stevedore Expenses: Terminal & Stevedore expenses increased by 14% to $8.4 million for the nine months ended September 30, 2025, compared to $7.3 million for the same period in 2024. This increase was in line with the higher terminal and stevedore revenue during the period.

General and Administrative Expenses: For the nine months ended September 30, 2025, general and administrative expenses were $24.3 million, compared to $18.3 million for the same period in 2024. The increase was primarily attributable to the consolidation of Seamar, which contributed approximately $2.8 million of G&A in the current year; in the prior year, Seamar was accounted for as an investment in an unconsolidated subsidiary. Additionally, G&A increased by approximately $2.0 million related to the acquisition of Strategic at year-end 2024, which resulted in additional employees and office space in Southport, Connecticut. The remaining increase was due to higher compensation costs associated with added headcount to support strategic acquisition initiatives and other incremental costs, including approximately $0.5 million increase in non-cash share based compensation..

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

The Company concluded that no triggering event had occurred during the nine months ended September 30, 2025 and 2024, which would require impairment testing.

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

As of September 30, 2025, and December 31, 2024, the Company’s working capital was $81.7 million and $82.9 million, respectively.

Cash Flows:

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2025 and 2024. We have derived these summarized statements of cash flows from the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the nine months ended
(In millions)	September 30, 2025	September 30, 2024
Net cash provided by/(used in):
Operating activities:
Net income adjusted for non-cash items	$28.0	$47.9
Changes in operating assets and liabilities, net	10.6	(1.5)
Operating activities	38.6	46.4
Investing activities	1.9	(57.4)
Financing activities	(33.0)	5.0
Net change	$7.5	$(5.9)

Operating Activities

During the nine months ended September 30, 2025, net cash provided by operating activities was approximately $38.6 million, compared to $46.4 million for the same period in 2024, decreased by $7.8 million. The decline was mainly due to lower net income and higher drydocking costs, which were about $10.8 million more than last year. These factors were partly offset by stronger non-cash adjustments, including higher depreciation and amortization, and favorable working capital changes such as increased accounts payable and deferred revenue.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025, was approximately $1.9 million, compared to net cash used in investing activities of approximately $57.4 million for the same period in 2024. The $59.3 million change primarily reflects a significant reduction in vessel acquisition expenditures. In the prior-year period, the Company invested approximately $57.0 million in the purchase of two vessels. In contrast, during the current period, the Company completed the sale of one vessel for approximately $7.7 million and incurred approximately $5.5 million in capital expenditures related to the purchase of vessel and service equipment.

Financing Activities

Net cash used in financing activities was approximately $33.0 million for the nine months ended September 30, 2025, compared to net cash provided by financing activities of $5.0 million for the same period in 2024, The $38.1 million change was primarily due to the following:

•A 14.0 million decrease in payments of debt, financing obligations and finance leases due to final balloon payments incurred in 2024;

•Proceeds from financing obligation was approximately $18.0 million during the nine months ended September 30, 2025, compared to approximately $8.0 million in the same period in 2024, and

•The absence of $64.2 million in proceeds from long-term debt in the current period, compared to the same amount received in the prior year in connection with a long-term debt refinancing transaction.

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

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels, as well as port & terminal operations. As of September 30, 2025, the Company owned three Panamax, two Ultramax Ice Class 1C, two Ultramax, nine Supramax and four Post-Panamax Ice Class 1A drybulk vessels. The Company owns two-thirds of its consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) which owns a fleet of six Panamax Ice Class 1A drybulk vessels, and fourteen Handysize vessels. The Company also holds a 50% equity interest in the owner of a deck barge and operates port and terminal facilities in Fort Lauderdale, Florida, Baltimore, Maryland, and Texas.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $13.8 million and $3.0 million the nine months ended September 30, 2025 and 2024, respectively. The Company expects to perform two special surveys during the fourth quarter of 2025 at an aggregate estimated cost of approximately $3.7 million and one intermediate survey at an estimated cost of approximately $1.5 million. In 2026, the Company anticipates performing ten special surveys at an aggregate estimated cost of approximately $11.6 million and two intermediate surveys at an aggregate estimated cost of approximately $3.5 million.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at September 30, 2025 or December 31, 2024.

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

ITEM 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, and considering the material weakness in internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2024, related to the design and documentation of controls over the review and application of our revenue recognition policy under ASC 606, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the nine months ended September 30, 2025, we implemented remediation actions intended to address the previously identified material weakness. These actions include enhancing review and approval procedures for revenue recognition, strengthening supervisory review processes for ASC 606 compliance, and implementing controls to align general ledger account mapping with financial statement presentation. The material weakness will not be considered remediated until these controls have been tested and determined to be operating effectively over a sustained period.

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

During the nine months ended September 30, 2025, the Company repurchased 403,400 shares under the program at an average price of $4.93 per share for a total cost of approximately $2.0 million. All repurchased shares were retired upon acquisition. As of September 30, 2025, approximately $13.0 million remained available for future repurchases under the program.

Shares repurchased pursuant to the common share repurchase program during the nine months ended September 30, 2025 were as follows:

Nine Months Ended September 30, 2025	Total Number of Shares Purchased	Average price paid per share of common stock	Aggregate purchase price of common stock repurchases	Dollar value of remaining authorized repurchase
First quarter	—	$—	—	$15,000,000
Second quarter	202,882	$4.93	1,007,100	13,992,900
July	77,457	4.93	382,243	13,610,657
August	119,772	4.91	584,748	13,025,909
September	3,289	4.99	16,523	13,009,386
Third quarter	200,518	$4.96	983,513	13,009,386
Year-to-date	403,400	$4.92	1,990,614	13,009,386

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
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2025.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Mark L. Filanowski
Mark L. Filanowski
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)