Form 10-K
period 2025-12-31
Pangaea Logistics Solutions Ltd.
filed 2026-03-16
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates at June 30, 2025 was approximately $139.69 million based on the Nasdaq closing price for such shares on that date. The registrant has no non-voting common equity.

As of March 13, 2026, 65,318,647 shares of Common Shares, $0.0001 par value per share were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2026 annual meeting of shareholders to be filed with the Securities and Exchange Commission, or the SEC, pursuant to Regulation 14A within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I.

ITEM 1. BUSINESS

Introduction

Pangaea Logistics Solutions Ltd. and its subsidiaries collectively, Pangaea or the Company, provide seaborne drybulk logistics and transportation services as well as terminal and stevedoring services. Pangaea utilizes its logistics expertise to service a broad base of industrial customers who require the transportation of a wide variety of drybulk cargoes, including grains, coal, iron ore, pig iron, hot briquetted iron, bauxite, alumina, cement clinker, dolomite and limestone. The Company addresses the logistics needs of its customers by undertaking a comprehensive set of services and activities, including cargo loading, cargo discharge, port and terminal operations, vessel chartering, voyage planning, and vessel technical management.

Available Information

Our Internet website address is www.pangaeals.com. We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K.

Business Overview and Recent Developments

The Company provides ocean transportation services utilizing a fleet of ocean-going motor vessels (“m/v”) in the Handymax, Supramax, Ultramax, Panamax and Post-Panamax segments. The fleet typically consists of 60 to 75 vessels, either owned or chartered-in on a short-term basis. As of December 31, 2025, the Company owned 39 vessels, wholly owned or partially owned through joint ventures. The Company transported approximately 26.2 million tons of cargo annually to over 300 ports worldwide, averaging approximately 64 vessels in service per day during 2025, compared to 48 vessels during 2024.

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

The Company employs the technical management services of Seamar Management S.A. which is wholly owned by the Company, and Bernard Schulte Ship Management, a third party, for its ice class 1A fleet and M.T.M Ship Management, a related party, for its Handysize fleet. The Company is in the process of transferring its ice class 1A fleet to Seamar Management S.A., following which the Company will employ the technical management services of Seamar Management S.A. and M.T.M Ship Management.

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

•Expand capacity and flexibility by renewing its owned fleet.The Company is continually looking to acquire additional high-quality vessels suited for its business strategy, the needs of its customers and growth opportunities the Company identifies. The Company believes that its experience as a reliable and serious counterparty in the sale and purchase market for second-hand vessels positions it as a candidate for acquisition of high quality vessels. The Company currently controls (owns or has an ownership interest in) a fleet of 39 bulk carriers as of March 16, 2026. The current fleet includes six Ice-Class 1A Panamax, four Post Panamax Ice Class 1A, three Panamax, two Ultramax Ice Class 1C, two Ultramax, eight Supramax drybulk vessels and fourteen Handysize vessels.

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

•Strong Alignment and Transparency. The Company observes that many publicly traded shipping companies rely on service providers affiliated with senior management or dominant shareholders for fundamental activities. Beyond the operational benefits to its customers of integrated commercial and technical management, the Company believes that its shareholders benefit by its strategy of performing many of those activities in-house. Related to these efforts to maximize alignment of interest, the Company believes that the associated transparency of ownership and authority will be attractive to current and prospective shareholders.

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

Management

The Company’s management team consists of senior executive officers and key employees with decades of experience in the commercial, technical, management and financial areas of the logistics and shipping industries. The Company’s Chief Executive Officer, Mads Boye Petersen, has over 20 years of experience in the shipping industry. Other members of its management team, Gianni Del Signore and Daniel Schildt, also have extensive experience in the shipping industry. The Company believes its management team and key employees are well respected in the drybulk sector of the shipping industry and, over the years, has developed strong commercial relationships with industrial customers and lenders. The Company believes that the experience, reputation and background of its management team will continue to be key factors in its success.

The Company provides logistics services and commercially manages its fleet primarily from offices in Newport, Rhode Island, Copenhagen, Denmark, Southport, Connecticut, and Singapore. Logistics services and commercial management include identifying cargo for transportation, voyage planning, managing relationships, identifying vessels to charter in, and operating such vessels.

The technical management of the Company’s vessels is performed primarily in-house by Seamar Management, S.A which is wholly owned by the Company. In addition the Company employs the technical management services of Bernard Schulte Ship Management, a third party, for its ice class 1A fleet and M.T.M Ship Management, a related party, for its Handysize fleet. The Company is in the process of transferring its ice class 1A fleet to Seamar Management S.A.. The Company’s technical management personnel have extensive experience in oceangoing vessel operations, including the supervision of maintenance, repairs, improvements, drydocking and crewing. The technical management of the Company’s chartered-in vessels is performed by the respective third-party shipowners.

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

As of March 16, 2026, the Company operates its fleet of 39 owned or partially owned vessels, which are described in the table below:

Vessel Name	Type	DWT	Year Built	Yard
m/v Bulk Endurance	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding
m/v Bulk Destiny	Ultramax (Ice Class 1C)	59,450	2017	Oshima Shipbuilding
m/v Nordic Oasis	Panamax (Ice Class 1A)	76,180	2016	Oshima Shipbuilding
m/v Nordic Olympic	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding
m/v Nordic Odin	Panamax (Ice Class 1A)	76,180	2015	Oshima Shipbuilding
m/v Nordic Oshima	Panamax (Ice Class 1A)	76,180	2014	Oshima Shipbuilding
m/v Nordic Orion	Panamax (Ice Class 1A)	75,603	2011	Oshima Shipbuilding
m/v Nordic Odyssey	Panamax (Ice Class 1A)	75,603	2010	Oshima Shipbuilding
m/v Bulk Valor	Supramax	58,105	2013	Tsuneishi Heavy Industries (Cebu)
m/v Bulk Friendship	Supramax	58,738	2011	Nantong Cosco Kawasaki HI
m/v Bulk Brenton	Supramax	57,676	2016	Tsuneishi (Cebu)
m/v Bulk Patience	Supramax	57,676	2016	Tsuneishi (Cebu)
m/v Bulk Sachuest	Supramax	55,618	2010	Hyundai Vinashin
m/v Bulk Spirit	Supramax	52,950	2009	Oshima Shipbuilding
m/v Bulk Independence	Supramax	56,548	2008	Yokohama
m/v Bulk Pride	Supramax	58,749	2008	Tsuneishi Group (Zhoushan) Shipbuilding Inc.
m/v Bulk Prudence	Ultramax	61,330	2014	Imabari Shipbuilding
m/v Bulk Courageous	Ultramax	61,393	2013	Imabari Shipbuilding Company Limited (Imabari)
m/v Bulk Promise	Panamax	78,228	2013	Shin Kurushima Toyohashi Shipbuilding Company Limited
m/v Bulk Concord	Panamax	76,600	2009	Shin Kasado Dockyard Co. Ltd
m/v Bulk Xaymaca	Panamax	76,561	2006	Imabari SB Marugame
m/v Nordic Nuluujaak	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
m/v Nordic Qinngua	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
m/v Nordic Sanngijuq	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
m/v Nordic Siku	Post Panamax (Ice Class 1A)	95,000	2021	Guangzhou Shipyard International Company Limited
m/v Strategic Fortitude	Handysize	37,829	2016	Imabari Shipyard, Japan
m/v Strategic Resolve	Handysize	38,872	2015	CSIC: Shanhaiguan Shipyard, China
m/v Strategic Explorer	Handysize	39,879	2015	CSIC: Tianjin Xingang SB, China
m/v Strategic Entity	Handysize	39,880	2015	CSIC: Tianjin Xingang SB, China
m/v Strategic Synergy	Handysize	39,865	2014	CSIC: Tianjin Xingang SB, China
m/v Strategic Alliance	Handysize	39,848	2014	CSIC: Tianjin Xingang SB, China
m/v Strategic Unity	Handysize	39,820	2014	CSIC: Tianjin Xingang SB, China
m/v Strategic Harmony	Handysize	39,879	2014	CSIC: Tianjin Xingang SB, China
m/v Strategic Equity	Handysize	39,839	2014	CSIC: Tianjin Xingang SB, China
m/v Strategic Venture	Handysize	39,784	2014	CSIC: Tianjin Xingang SB, China
m/v Strategic Savannah	Handysize	35,542	2013	Taizhou Maple Leaf, China
m/v Strategic Spirit	Handysize	37,190	2012	Hyundai Mipo, Korea
m/v Strategic Vision	Handysize	37,186	2012	Hyundai Mipo, Korea
m/v Strategic Tenacity	Handysize	36,851	2012	Hyundai Vinashin, Vietnam
The Company owns its vessels through separate wholly-owned subsidiaries and through joint venture entities with other owners, which the Company consolidates as variable interest entities in its consolidated financial statements.

The Company operates a variety of chartered-in drybulk carriers in addition to its owned vessels. These chartered-in vessels, including Panamax, Supramax, Ultramax, Handymax, and Handysize vessels, play a significant role in the Company's operations. The Company employed an average of 64 vessels at any one time during 2025 and 48 in 2024. In 2025, the Company owned interests in 41 vessels and chartered in another 245 for one or more voyages. In 2024, the Company owned interests in 41 vessels and chartered in another 216 for one or more voyages. The Company generally charters in third-party vessels for periods of less than nine months and, in most cases, less than six months. Chartered-in contracts are negotiated through third-party brokers, who are paid commission on a percentage of charter cost. The Company believes that shorter-term charters afford it flexibility to match its variable costs to its customers’ service requirements and to respond quickly to market volatility. The Company also believes that this combination of owned and chartered-in vessels helps it to more efficiently match its customer demand than the Company could with only owned vessels or an entirely chartered-in fleet.

Engagement of New Independent Registered Public Accounting Firm

On August 27, 2025, the Audit Committee approved the engagement of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025.

Executive Officer and Board Appointments

Pursuant to a certain Cooperation Agreement between the Company and SSI dated November 26, 2025, the Board of Directors of the Company increased the size of the Board of Directors from nine to ten directors and appointed Mr. Leand to the Board as a Class III director to fill the vacancy created by such increase.

On December 18, 2025, effective upon Christina Tan’s resignation, the Board appointed Eugene I. Davis to the Board as a Class II director pursuant to the Investor and Registration Rights Agreement dated as of December 30, 2024, by and between the Company and Strategic Shipping Inc.

On January 1, 2026, Mads Petersen was appointed to succeed Mr. Filanowski as President, Chief Executive Officer and Director of the Company.

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

As of March 16, 2026, the Company’s significant subsidiaries are as follows:

Subsidiary	Jurisdiction of Incorporation	Proportion of Ownership Interest	Footnote
Americas Bulk Transport (BVI) Limited	British Virgin Islands	100%	(A)
Phoenix Bulk Management Bermuda Limited	Bermuda	100%	(B)
Pangaea Logistics Solutions (BVI) Limited (“Pangaea BVI”)	British Virgin Islands	100%	(C)
Bulk Ocean Shipping Company (Bermuda) Ltd.	Bermuda	100%	(D)
Phoenix Bulk Carriers (US) LLC ("PBC")	Delaware	100%	(E)
Allseas Logistics Bermuda Ltd.	Bermuda	100%	(F)
Pangaea Logistics Solutions Denmark A/S. ("Pangaea Denmark")	Denmark	100%	(H)
Nordic Bulk Ventures (Cyprus) Limited ("NBV")	Cyprus	100%	(H)
109 Long Wharf LLC (“Long Wharf”)	Delaware	100%	(I)
Bulk Nordic Oshima (MI) Corp. (“Bulk Oshima”)	Marshall Islands	67%	(J)
Bulk Nordic Odin (MI) Corp. (“Bulk Odin”)	Marshall Islands	67%	(J)
Bulk Nordic Olympic (MI) Corp. (“Bulk Olympic”)	Marshall Islands	67%	(J)
Bulk Nordic Oasis (MI) Corp.. (“Bulk Oasis”)	Marshall Islands	67%	(J)
Bulk Nordic Odyssey Corp. (MI) ("Bulk Odyssey")	Marshall Islands	67%	(J)
Bulk Nordic Orion Corp. (MI) ("Bulk Orion")	Marshall Islands	67%	(J)
Nordic Bulk Holding Company Ltd. (“NBHC”)	Bermuda	67%	(L)
Bulk Courageous Corp. ("Bulk Courageous")	Marshall Islands	100%	(G)
Bulk Phoenix Ltd. ("Bulk Newport")	Bermuda	100%	(G)
Bulk Valor Corp. ("Bulk Valor")	Marshall Islands	100%	(G)
Bulk Promise Corp. ("Bulk Promise")	Marshall Islands	100%	(G)
Bulk Nordic Five Ltd. (“Five”)	Bermuda	100%	(G)
Bulk Nordic Seven LLC (“Seven”)	Marshall Islands	100%	(G)
Bulk Nordic Eight LLC (“Eight”)	Marshall Islands	100%	(G)
Bulk Nordic Nine LLC (“Nine”)	Marshall Islands	100%	(G)
Bulk Nordic Ten LLC (“Ten”)	Marshall Islands	100%	(G)
Nordic Bulk Partners LLC (“NBP”)	Marshall Islands	100%	(M)
Nordic Bulk Ventures Holding Company Ltd. (“BVH”)	Bermuda	100%	(K)

Subsidiary	Jurisdiction of Incorporation	Proportion of Ownership Interest	Footnote
Bulk Freedom Corp. ("Bulk Freedom")	Marshall Islands	100%	(G)
Bulk Pride Corp. ("Bulk Pride")	Marshall Islands	100%	(G)
Bulk Independence Corp. ("Bulk Independence")	Marshall Islands	100%	(G)
Bulk Friendship Corp. ("Bulk Friendship")	Marshall Islands	100%	(G)
Phoenix Bulk 25 Corp. ("Phoenix Bulk 25")	Marshall Islands	100%	(G)
Bulk Endurance (MI) Corp. (“Bulk Endurance")	Marshall Islands	100%	(G)
Bulk Brenton (MI) Corp. (“Bulk Brenton")	Marshall Islands	100%	(G)
Bulk Patience (MI) Corp. (“Bulk Patience")	Marshall Islands	100%	(G)
Bulk Sachuest Corp. ("Bulk Sachuest")	Marshall Islands	100%	(G)
Bulk Prudence Corp. ("Bulk Prudence")	Marshall Islands	100%	(G)
Venture Logistics NL Inc. ("VLNL")	Canada	50%	(N)
Flintstone Ventures Limited ("FVL")	Newfoundland and Labrador	100%	(O)
Seamar Management S.A.	Greece	100%	(P)
Bulk PODS Ltd. ("Bulk PODS")	Marshall Islands	100%	(G)
Bulk Spirit Ltd. ("Bulk Spirit")	Marshall Islands	100%	(G)
Pangaea Logistics Solutions Singapore Pte. Ltd.	Singapore	100%	(H)
Narragansett Bulk Carriers (US) Corp.	Rhode Island	100%	(H)
Bay Stevedoring LLC	Delaware	100%	(Q)
Pangaea Logistics Solutions (US) LLC ("PANL US")	Delaware	100%	(R)
Pangaea Baltimore LLC	Delaware	100%	(Q)
Pangaea Port Everglades LLC	Delaware	100%	(Q)
Pangaea Florida LLC	Delaware	100%	(Q)
Pangaea Texas LLC	Texas	100%	(Q)
Associated Terminals Pangaea Logistics, LLC	Delaware	50%	(Q)
Renaissance Holdings LLC	Marshall Islands	100%	(A)
RHI Alliance Pte. Ltd. (“SBC Alliance”)	Singapore	100%	(G)
RHI Synergy Pte. Ltd. (“SBC Synergy”)	Singapore	100%	(G)
RHI Unity Pte. Ltd. (“SBC Unity”)	Singapore	100%	(G)
RHI Fortitude Pte. Ltd. (“SBC Fortitude”)	Singapore	100%	(G)
RHI Savannah Pte. Ltd. (“SBC Savannah”)	Singapore	100%	(G)
RHI Tenacity Pte. Ltd. (“SBC Tenacity”)	Singapore	100%	(G)
SBC Endeavor LLC ("SBC Endeavor")	Marshall Islands	100%	(G)
SBC Endeavor Pte. Ltd. ("SBC Endeavor")	Singapore	100%	(G)
SBC Resolve LLC ("SBC Resolve")	Marshall Islands	100%	(G)
SBC Resolve Pte. Ltd. ("SBC Resolve")	Singapore	100%	(G)
SBC Vision LLC ("SBC Vision")	Marshall Islands	100%	(G)
SBC Vision Pte. Ltd. ("SBC Vision")	Singapore	100%	(G)
SBC Explorer LLC ("SBC Explorer")	Marshall Islands	100%	(G)
SBC Explorer Pte. Ltd. ("SBC Explorer")	Singapore	100%	(G)
SBC Entity LLC ("SBC Entity")	Marshall Islands	100%	(G)
SBC Entity Pte. Ltd. ("SBC Entity")	Singapore	100%	(G)
SBC Spirit LLC ("SBC Spirit")	Marshall Islands	100%	(G)
SBC Spirit Pte. Ltd. ("SBC Spirit")	Singapore	100%	(G)
SBC Venture Pte. Ltd. ("SBC Venture")	Singapore	100%	(G)
SBC Equity Pte. Ltd. ("SBC Equity")	Singapore	100%	(G)
SBC Harmony Pte. Ltd. ("SBC Harmony")	Singapore	100%	(G)

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
(P)This entity is the technical manager of 25 vessels owned and operated by the Company.
(Q)The primary purpose of the company is to manage and operate port terminals.
(R)The primary purpose of the company is to manage U.S.-based business activities.

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

Sulfur content standards are even stricter within certain “Emission Control Areas,” or (“ECAs”). As of January 1, 2015, ships operating within an ECA were not permitted to use fuel with sulfur content in excess of 0.1% m/m. Currently, the IMO has designated five ECAs, including specified portions of the Baltic Sea area, Mediterranean Sea area, North Sea area, North American area and United States Caribbean area. Ocean-going vessels in these areas will be subject to stringent emission controls and may cause us to incur additional costs. Certain ports in which our vessels call, including China and Singapore, are currently or may become subject to local regulations that impose stricter emission controls. In July 2023, MEPC 80 announced three new ECA proposals, including the Canadian Arctic waters and the Norwegian Sea, which should take effect in March 2027. MEPC 83 also approved Northeast Atlantic Ocean as an ECA and is expected to take effect in 2028. If other ECAs are approved by the IMO, or other new or more stringent requirements relating to emissions from marine diesel engines or port operations by vessels are adopted by the U.S. Environmental Protection Agency (“EPA”) or the states where we operate, compliance with these regulations could entail significant capital expenditures or otherwise increase the costs of our operations. Refer to “Capital Expenditures” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and “We are subject to regulation and liability under environmental and operational safety laws that could require significant expenditures or subject us to increased liability” in Item 1A. Risk Factors for further details of our plan for compliance and potential costs.

The amended Annex VI also established new tiers of stringent nitrogen oxide emissions standards for marine diesel engines, depending on their date of installation. Tier III Nitrogen Oxide, or NOx, standards were designed for the control of NOx produced by vessels and apply to ships that operate in the North American and U.S. Caribbean Sea ECAs with marine diesel engine installed and constructed on or after January 1, 2016. At MEPC 70 and MEPC 71, the MEPC approved the North Sea and Baltic Sea as ECAs for nitrogen oxide for ships built on or after January 1, 2021. The Canadian-Arctic ECA for NOx will also be effective starting from March 1, 2026 for ships built on or after January 1, 2025. For the Norwegian Sea ECA, the NOx Tier III engine certification requirement will apply to ships (i) with building contracts placed on or after March 1, 2026, (ii) in the absence of a building contract, constructed on or after September 1, 2026, or (iii) delivered on or after March 1, 2030. For the North-East Atlantic ECA, the requirement is expected to apply to ships (i) contracted on or after January 1, 2027, (ii) in the absence of a building contract, constructed on or after July 1, 2027, or (iii) delivered on or after January 1, 2031. The EPA promulgated equivalent (and in some senses stricter) emissions standards in 2010 and we are compliant with the Tier I and Tier II requirements for NOx emissions under the EPA standards and Annex VI. We do not currently own any vessels subject to the Tier III requirements, although we may acquire such vessels in the future. In April 2025, MEPC 83 also adopted amendments (expected to enter into force late 2026 and early 2027) to the NOx Technical Code 2008, which allows ships to optimize fuel consumption based on their operational profile, thus improving energy efficiency, while ensuring compliance with NOx emission requirements. As a result of these designations or similar future designations, we may be required to incur additional operating or other costs.

At MEPC 70, Regulation 22A of MARPOL Annex VI became effective as of March 1, 2018 and requires ships above 5,000 gross tonnage to collect and report annual data on fuel oil consumption to an IMO database, with the first year of data collection having commenced on January 1, 2019. The IMO used such data as part of its initial roadmap (through 2023) for developing its strategy to reduce greenhouse gas emissions from ships, as discussed further below. MEPC 83 approved draft amendments to make the IMO's data collection system more accessible to the public through an anonymized database.

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

In late 2022, MEPC 79 adopted amendments to MARPOL Annex VI, Appendix IX to include the attained and required CII values, the CII rating and attained EEXI for existing ships in the required information to be submitted to the IMO Ship Fuel Oil Consumption Database. MEPC 79 also revised the EEDI calculation guidelines to include a CO2 conversion factor for ethane, a reference to the updated ITCC guidelines, and a clarification that in case of a ship with multiple load line certificates, the maximum certified summer draft should be used when determining the deadweight. The amendments entered into force on May 1, 2024. In July 2023, MEPC 80 approved the plan for reviewing CII regulations and guidelines, and in April 2025, MEPC 83 adopted amendments to 2021 Guidelines on operational carbon intensity reduction factors, which outline methods for determining CII reduction factors from 2023 and now includes newly defined factors from 2027 to 2030. MEPC 83 also approved a work plan on the development of a regulatory framework for the use of onboard carbon capture and storage systems, which will capture carbon produced by a ship before it is emitted into the air.

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

Furthermore, cybersecurity guidance and regulations have been developed in the near future in an attempt to combat cybersecurity threats. For new ships and offshore installations contracted for construction on or after January 1, 2024, the International Association of Classification Societies, or IACS, now requires vessel owners, yard and suppliers to build cybersecurity barriers into their systems and vessels, requiring compliance across the full spectrum of critical on-board control and navigation systems. On July 16, 2025, the U.S. Coast Guard’s final rule, Cybersecurity in the Martine Transportation System, went into effect. Under this rule, all regulated entities are required to develop Cybersecurity and Cyber Incident Response Plans, designate a Cybersecurity Officer to implement plans, and to report certain cyber incidents to the National Response Center The impact of these regulations is hard to predict at this time.

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

The MEPC maintains guidelines for approval of ballast water management systems (G8). Ships over 400 gross tons generally must comply with a “D-1 standard,” requiring the exchange of ballast water only in open seas and away from coastal waters. The “D-2 standard” specifies the maximum amount of viable organisms allowed to be discharged, and compliance dates vary depending on the IOPP renewal dates. The standards have been in force since 2019, and for most ships, compliance with the D-2 standard involved installing on-board systems to treat ballast water and eliminate unwanted organisms. Ballast water management systems, which include systems that make use of chemical, biocides, organisms or biological mechanisms, or which alter the chemical or physical characteristics of the ballast water, must be approved in accordance with IMO Guidelines (Regulation D-3). Since September 8, 2024, all ships have been required to meet the D-2 standard. Costs of compliance with these regulations may be substantial. Additionally, in November 2020, MEPC 75 adopted amendments to the BWM Convention which would require a commissioning test of the ballast water management system for the initial survey or when performing an additional survey for retrofits. This analysis will not apply to ships that already have an installed BWM system certified under the BWM Convention. These amendments entered into force on June 1, 2022. In December 2022, MEPC 79 agreed that it should be permitted to use ballast tanks for temporary storage of treated sewage and grey water. MEPC 79 also established that ships are expected to return to D-2 compliance after experiencing challenging uptake water and bypassing a BWM system should only be used as a last resort.

In addition to the BWM Convention, many countries already regulate the discharge of ballast water carried by vessels from country to country to prevent the introduction of invasive and harmful species via such discharges. The U.S., for example, requires vessels entering its waters from another country to conduct mid-ocean ballast exchange, or undertake some alternate measure, and to comply with certain reporting requirements. The system specification requirements for trading in the U.S. have been formalized and we have been installing ballast water treatment systems on our vessels as their special survey deadlines come due. These ballast water treatment systems range in cost from $0.5 million to $0.7 million each, primarily dependent on the size of the vessel. The cost of compliance could increase for ocean carriers and may have a material effect on our operations. Refer to “Capital Expenditures” section for further information.

The IMO adopted the International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended by different Protocols in 1976, 1984, and 1992, and amended in 2000, or the CLC. Under the CLC and depending on whether the country in which the damage results is a party to the 1992 Protocol to the CLC, a vessel’s registered owner may be strictly liable for pollution damage caused in the territorial waters of a contracting state by discharge of persistent oil, subject to certain exceptions. The 1992 Protocol changed certain limits on liability expressed using the International Monetary Fund currency unit, the Special Drawing Rights. The limits on liability have since been amended so that the compensation limits on liability were raised. The right to limit liability is forfeited under the CLC where the spill is caused by the shipowner’s actual fault and under the 1992 Protocol where the spill is caused by the shipowner’s intentional or reckless act or omission where the shipowner knew pollution damage would probably result. The CLC requires ships over 2,000 tons covered by it to maintain insurance covering the liability of the owner in a sum equivalent to an owner’s liability for a single incident. We have protection and indemnity insurance for environmental incidents. P&I Clubs in the International Group issue the required Bunkers Convention “Blue Cards” to enable signatory states to issue certificates. All of our vessels are in possession of a CLC State issued certificate attesting that the required insurance coverage is in force.

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

The U.S. Oil Pollution Act of 1990 and Comprehensive Environmental Response, Compensation and Liability Act

The Oil Pollution Act of 1990, or OPA, established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade or operate within the United States, its territories and possessions or whose vessels operate in United States waters, which includes the United States’ territorial sea and its 200 nautical mile exclusive economic zone around the United States. The United States has also enacted the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, which applies to the discharge of hazardous substances other than oil, whether on land or at sea. OPA and CERCLA both define “owner and operator” in the case of a vessel as any person owning, operating or chartering by demise, the vessel. Both OPA and CERCLA impact the Company’s operations.

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

CERCLA contains a similar liability regime whereby owners and operators of vessels are liable for cleanup, removal and remedial costs, as well as damages for injury to, or destruction or loss of, natural resources, including the reasonable costs associated with assessing the same, and health assessments or health effects studies. There is no liability if the discharge of a hazardous substance results solely from the act or omission of a third party, an act of God or an act of war. Liability under CERCLA is limited to the greater of $300 per gross ton or $5.0 million for vessels carrying a hazardous substance as cargo and the greater of $300 per gross ton or $500,000 for any other vessel. These limits do not apply (rendering the responsible person liable for the total cost of response and damages) if the release or threat of release of a hazardous substance resulted from willful misconduct or negligence, or the primary cause of the release was a violation of applicable safety, construction or operating standards or regulations. The limitation on liability also does not apply if the responsible person fails or refused to provide all reasonable cooperation and assistance as requested in connection with response activities where the vessel is subject to OPA.

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

The EPA and the USCG have also enacted rules relating to ballast water discharge, compliance with which requires the installation of equipment on our vessels to treat ballast water before it is discharged or the implementation of other port facility disposal arrangements or procedures at potentially substantial costs, and/or otherwise restrict our vessels from entering U.S. Waters. The EPA will regulate these ballast water discharges and other discharges incidental to the normal operation of certain vessels within United States waters pursuant to the Vessel Incidental Discharge Act, or VIDA, which was signed into law on December 4, 2018 and replaces the 2013 Vessel General Permit, or VGP program (which authorizes discharges incidental to operations of commercial vessels and contains numeric ballast water discharge limits for most vessels to reduce the risk of invasive species in U.S. waters, stringent requirements for exhaust gas scrubbers, and requirements for the use of environmentally acceptable lubricants) and current Coast Guard ballast water management regulations adopted under the U.S. National Invasive Species Act, or NISA, such as mid-ocean ballast exchange programs and installation of approved USCG technology for all vessels equipped with ballast water tanks bound for U.S. ports or entering U.S. waters. VIDA establishes a new framework for the regulation of vessel incidental discharges under Clean Water Act, or CWA, requires the EPA to develop performance standards for those discharges within two years of enactment, and requires the U.S. Coast Guard to develop implementation, compliance, and enforcement regulations within two years of EPA’s promulgation of standards. In October 2024, the EPA finalized its rule on Vessel Incidental Discharge Standards of Performance, which means that the USCG must now develop corresponding regulations regarding ballast water within two years of that date. Under VIDA, all provisions of the 2013 VGP and USCG regulations regarding ballast water treatment remain in force and effect until the EPA and U.S. Coast Guard regulations are finalized. Non-military, non-recreational vessels greater than 79 feet in length must continue to comply with the requirements of the VGP, including submission of a Notice of Intent, or NOI or retention of a PARI form and submission of annual reports. We have submitted NOIs for our vessels where required. Compliance with the EPA, U.S. Coast Guard and state regulations could require the installation of ballast water treatment equipment on our vessels or the implementation of other port facility disposal procedures at potentially substantial cost, or may otherwise restrict our vessels from entering U.S. waters.

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

Currently, the emissions of greenhouse gases from international shipping are not subject to the Kyoto Protocol of the United Nations Framework Convention on Climate Change, which entered into force in 2005 and pursuant to which adopting countries have been required to implement national programs to reduce greenhouse gas emissions. International negotiations are continuing with respect to a successor to the Kyoto Protocol, and restrictions on shipping emissions may be included in any new treaty. In December 2009, more than 27 nations, including the U.S. and China, signed the Copenhagen Accord, which includes a non-binding commitment to reduce greenhouse gas emissions. The 2015 United Nations Climate Change Conference in Paris resulted in the Paris Agreement, which entered into force on November 4, 2016 and does not directly limit greenhouse gas emissions from ships. The U.S. is not party to the Paris Agreement.

At MEPC 70 and MEPC 71, a draft outline of the structure of the initial strategy for developing a comprehensive IMO strategy on reduction of greenhouse gas, or GHG, emissions from ships was approved. In accordance with this roadmap, in April 2018, nations at the MEPC 72 adopted an initial strategy to reduce GHG emissions from ships. The initial strategy identifies “levels of ambition” to reduce GHG emissions, and notes that technological innovation, alternative fuels and/or energy sources for international shipping will be integral to achieve the ambitions. At MEPC 77, the Member States agreed to initiate the revision of the Initial IMO Strategy on Reduction of GHG emissions from ships, recognizing the need to strengthen the “levels of ambition.” In July 2023, MEPC 80 adopted the 2023 IMO Strategy on Reduction of GHG Emissions from Ships, or the 2023 IMO Strategy, which builds upon the initial strategy’s levels of ambition. The revised levels of ambition include (1) further decreasing the carbon intensity from ships through improvement of energy efficiency; (2) reducing carbon intensity of international shipping; (3) increasing adoption of zero or near-zero emissions technologies, fuels, and energy sources; and (4) achieving net zero GHG emissions from international shipping. Furthermore, the following indicative checkpoints were adopted in order to reach net zero GHG emissions from international shipping: i) reduce the total annual GHG emissions from international shipping by at least 20%, striving for 30%, by 2030, compared to 2008 levels; and ii) reduce the total annual GHG emissions from international shipping by at least 70%, striving for 80%, by 2040, compared to 2008 levels. As part of the 2023 IMO Strategy, MPEC also created the IMO Net-zero Framework, which will combine mandatory emissions limits and GHG pricing across the industry. The IMO Net-zero Framework was approved at MEPC 83 (Spring 2025) for potential adoption in Spring 2026 and will eventually be included in Annex VI. Under these draft regulations, ships will be required to reduce their annual greenhouse gas fuel intensity, (“GFI”), calculated using the well-to-wake approach and ships emitting above GFI thresholds will have to acquire remedial units to balance its deficit emissions, while those using zero or near-zero GHG technologies will be eligible for financial rewards.

The EU made a unilateral commitment to reduce overall greenhouse gas emissions from its member states from 20% of 1990 levels by 2020. The EU also committed to reduce its emissions by 20% under the Kyoto Protocol’s second period from 2013 to 2020. As of January 2018, large ships over 5,000 gross tonnage calling at EU ports are required to collect and publish data on carbon dioxide emissions and other information. Under the European Climate Law, the EU committed to reduce its net greenhouse gas emissions by at least 55% by 2030 through its “Fit-for-55” legislation package. As part of this initiative, the European Union’s carbon market, EU ETS has been extended to cover CO2 emissions from all large ships entering EU ports starting January 2024..

In the United States, the EPA issued a finding that greenhouse gases endanger the public health and safety, adopted regulations to limit greenhouse gas emissions from certain mobile sources, and proposed regulations to limit greenhouse gas emissions from large stationary sources. However, in March 2017, the Trump administration issued an executive order to review and possibly eliminate the EPA’s plan to cut greenhouse gas emissions, and on August 13, 2020, the EPA released rules rolling back standards to control methane and volatile organic compound emissions from new oil and gas facilities. In early 2021, the Biden administration directed the EPA to publish a proposed rule suspending, revising, or rescinding certain of these rules, which was finalized in December 2023. However, the current administration is delaying these requirements limiting methane emissions and is considering repealing the measure altogether. Therefore, it is unclear how such environmental regulations could affect our operations.

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

International Labor Organization

The International Labour Organization, or ILO, is a specialized agency of the UN that has adopted the Maritime Labor Convention 2006, or MLC 2006. A Maritime Labor Certificate and a Declaration of Maritime Labor Compliance is required to ensure compliance with the MLC 2006 for all ships that are 500 gross tonnage or over and are either engaged in international voyages or flying the flag of a Member and operating from a port, or between ports, in another country. We believe that all of our vessels are in substantial compliance with and are certified to meet MLC 2006.

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

Similarly, Chapter XI-2 of the SOLAS Convention imposes detailed security obligations on vessels and port authorities and mandates compliance with the International Ship and Port Facility Security Code, or the ISPS Code.. The ISPS Code is designed to enhance the security of ports and ships against terrorism. To trade internationally, a vessel must attain an International Ship Security Certificate, or the ISSC, from a recognized security organization approved by the vessel’s flag state. Ships operating without a valid certificate may be detained, expelled from, or refused entry at port until they obtain an ISSC.

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

The Company expects to perform thirteen special surveys in 2026 at an aggregate total cost of approximately $15.7 million. The Company expects to perform two intermediate surveys in 2026 at an aggregate total cost of approximately $3.0 million. The Company estimates that offhire related to the surveys and related repair work is ten to twenty days per vessel, depending on the size and condition of the vessel.

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

Protection and Indemnity Insurance

Protection and indemnity insurance is a form of mutual indemnity insurance provided by mutual protection and indemnity associations, or P&I Associations, which insure the Company’s third-party liabilities in connection with its shipping activities. This includes third-party liability and other related expenses resulting from the injury, illness or death of crew, passengers and other third parties, the loss or damage to cargo, claims arising from collisions with other vessels, damage to other third-party property, pollution arising from oil or other substances and salvage, towing and other related costs, including wreck removal. Subject to the “capping” discussed below, the Company’s coverage, except for pollution, is unlimited.

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

Exchange Controls

The Company is an exempted company organized under the Bermuda Companies Act. The Bermuda Companies Act differs in some material respects from laws generally applicable to United States companies and their stockholders. However, a general permission issued by the Bermuda Monetary Authority, or BMA, results in the Company’s common shares being freely transferable among persons who are residents and non-residents of Bermuda. Each shareholder, whether a resident or non-resident of Bermuda, is entitled to one vote for each share of stock held by the shareholder.

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

Within the dry bulk shipping industry, the freight rate indices issued by the Baltic Exchange in London are the references most likely to be monitored. These references are based on actual charter hire rates under charters entered into by market participants as well as daily assessments provided to the Baltic Exchange by a panel of major shipbrokers. The Baltic Exchange, an independent organization comprised of shipbrokers, shipping companies and other shipping players, provides daily independent shipping market information and has created freight rate indices reflecting the average freight rates for the major bulk vessel trading routes. The Baltic Dry Index, or BDI, is a composite of the Capesize, Panamax and Supramax timecharter averages. It is considered a proxy for dry bulk shipping stocks as well as a general shipping market bellwether.

Dry Bulk Trades Requiring Ice Class Tonnage

Ice class vessels are required to serve ports accessed by routes crossing seasonal or year-round ice-covered oceans, lakes, seas or rivers. Ice class vessels are mainly deployed in the Baltic Sea, the Northern Sea Route (NSR) and the Great Lakes/St. Lawrence Seaway. These regions have experienced strong trade growth in dry bulk cargoes, driven in particular by increased mining activities supported by strong commodity demand in Asia, decreased level of ice, and technology advancement in shipping. The Company's ice class vessels also serve a long-term customers requirement in the Canadian Arctic.

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

As discussed below, for the 2025 taxable year we believe the Company satisfied the Publicly-Traded Test, since on more than half the days in the taxable year we believe the Company’s common shares were primarily and regularly traded on Nasdaq, an established securities market in the United States.

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

For our 2025 taxable year, we do not believe that we were subject to the 5 Percent Override Rule and, therefore, we believe that we satisfied the Publicly-Traded Test. There are, however, factual circumstances beyond our control that could cause the Company to lose the benefit of the Section 883 exemption and thereby become subject to U.S. federal income tax on its U.S. source shipping income. There is, therefore, a risk that the Company could no longer qualify for exemption under Section 883 for a particular taxable year if 5% Shareholders were to own 50% or more of the outstanding common shares of the Company on more than half the days during the taxable year. Due to the factual nature of the issues involved, there can be no assurances as to the tax-exempt status of the Company or any of its subsidiaries.

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

Although there is no legal authority directly on point, we believe that, for purposes of determining whether we are a PFIC, the gross income we derive or are deemed to derive from the time chartering activities of our wholly-owned subsidiaries more likely than not constitutes services income, rather than rental income. Correspondingly, we believe that such income does not constitute “passive income”, and the assets that we or our wholly-owned subsidiaries own and operate in connection with the production of such income, in particular, the vessels, do not constitute passive assets for purposes of determining whether we are a PFIC. We believe there is substantial legal authority supporting our position consisting of case law and Internal Revenue Service, or IRS, pronouncements concerning the characterization of income derived from time charters and voyage charters as services income for other tax purposes. This position is principally based upon the positions that our time charter income will constitute services income, rather than rental income for other tax purposes. Based on our current and anticipated chartering activities, we do not believe that we will be treated as a PFIC for the current or future taxable years, although no assurance can be given in this regard. We intend to take the position that we were not treated as a PFIC for our 2025 taxable year.

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
•Our business is affected by macroeconomic conditions, including rising inflation, interest rates, market volatility, economic uncertainty, and supply chain constraints, and global economic conditions may negatively impact the drybulk shipping industry.
•The invasion of Ukraine by Russia and the resulting sanctions imposed by the United States, the European Union and other countries have contributed to inflation, market disruptions and increased volatility in commodity prices and global financial markets. Escalating geopolitical tensions in the Middle East, including the crisis involving Iran, may further disrupt global trade routes, increase energy and fuel costs, and adversely affect global economic conditions.
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
•availability of credit to finance international trade;
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
•changes in government or maritime self-regulatory organizations' rules and regulations or actions taken by regulatory authorities;
•environmental and other regulatory developments;
•currency exchange rates;
•international sanctions, embargoes, strikes, import and export restrictions, nationalizations, piracy, terrorist attacks and armed conflicts, including the ongoing Ukrainian-Russian and Israeli-Hamas conflicts;
•developments in international trade, including those relating to the imposition of tariffs;
•economic slowdowns, business disruptions, including supply chain issues due to natural, health, or other disasters, or otherwise;
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

The factors that influence the supply of vessel capacity include:

•the number and size of newbuilding orders and deliveries, including slippage in deliveries;
•the number of shipyards and ability of shipyards to deliver vessels;
•port and canal congestion, including as the result of restrictions or reductions in the capacity of the Panama and Suez Canals due to environmental or geopolitical factors,
•bunker prices;
•the scrapping rate of older vessels;
•vessel casualties;
•speed of vessels being operated;
•technological advances in vessel design and capacity;
•the number of vessels that are out of service, namely those that are laid-up, dry-docked, awaiting repairs or otherwise not available for hire;
•availability of financing for new vessels;
•the price of steel and vessel equipment;
•national or international regulations that may effectively cause reductions in the carrying capacity of vessels or early obsolescence of tonnage;
•the imposition of expansion of sanctions;
•business disruptions, including supply chain disruptions, those related to the imposition of tariffs and congestion, and those related to natural or other disasters, and disruption of shipping routes due to accidents, political events or armed conflicts;
•product imbalances (affecting level of trading activity) and developments in international trade;
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

Our business is affected by macroeconomic conditions, including rising inflation, interest rates, market volatility, economic uncertainty, and supply chain constraints, and global economic conditions may negatively impact drybulk shipping industry.

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

We face risks attendant to changes in economic environments, changes in interest rates, increasing inflation and the resulting monetary policies of central governments, instability in the banking and securities markets and trade regulations around the world, among other factors. Major market disruptions and adverse changes in market conditions and regulatory climate in Venezuela, China, the United States, the European Union and worldwide may adversely affect our business or impair our ability to borrow amounts under credit facilities or any future financial arrangements.

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

Economic growth is uncertain but any slowdown, including due to supply-chain disruption, high energy process and a surge in inflation and related actions by central banks and geopolitical conditions, could result in a risk of recession in many parts of the world. In particular, an adverse change in economic conditions affecting China, Japan, India or Southeast Asia generally could have a negative effect on the drybulk market.

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

The global drybulk fleet has increased significantly over the past 10 years as a result of the large number of newbuilding orders placed throughout this period. Scrapping of older ships has helped curtail some of this new supply growth, but it has not been enough to materially offset the large net growth in the fleet. Supply growth momentum has slowed significantly in recent years as less and less newbuilding orders have stabilized.

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
•competition from other shipping companies and other modes of transportation;
•types, sizes and ages of vessels;
•supply of and demand for vessels;
•cost of newbuildings;
•scrap values;
•shipyard capacity;
•governmental and other regulations, including those that may limit the useful life of vessels;
•the prevailing level of charter rates;
•the need to upgrade secondhand and previously owned vessels as a result of environmental, safety, regulatory or charterer requirements; and
•technological advances.

In addition, as vessels grow older, they generally decline in value. If the market values of our owned vessels decrease, we may not be in compliance with certain covenants in our credit facilities secured by mortgages on our drybulk vessels unless we provide additional collateral or prepay a portion of the loan to a level where we are again in compliance with our loan covenants. We were in compliance with all covenants for the years ended December 31, 2025 and 2024. If we are not able to comply with the covenants in our loan facilities we may not be able to refinance our debt or obtain additional financing or incur debt on terms that are acceptable to us or at all. If we are not able to comply with the covenants in our loan facilities or are unable to obtain waivers or amendments or otherwise remedy the relevant breach, our lenders could accelerate our debt and foreclose on our vessels.

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

Global financial markets can be volatile and a contraction in available credit may occur as economic conditions change. In recent years, operating businesses in the global economy have faced weakening demand for goods and services, deteriorating international liquidity conditions, and declining markets which lead to a general decline in the willingness of banks and other financial institutions to extend credit, particularly in the shipping industry. As the shipping industry is highly dependent on the availability of credit to finance and expand operations, it may be negatively affected by such changes and volatility.

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

As of December 31, 2025, our total outstanding indebtedness amounted to $375.6 million across our credit facilities, financing obligations and finance lease liabilities.

Changes in the economic and political environment in China and policies adopted by the government to regulate its economy may have a material adverse effect on our business, financial condition and results of operations.

The Chinese economy differs from the economies of western countries in such respects as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, bank regulation, currency and monetary policy, rate of inflation and balance of payments position. Prior to 1978, the Chinese economy was a “planned economy”. Since 1978, increasing emphasis has been placed on the utilization of market forces in the development of the Chinese economy. Annual and five-year State Plans are adopted by the Chinese government in connection with the development of the economy. Although state-owned enterprises still account for a substantial portion of the Chinese industrial output, in general, the Chinese government is reducing the level of direct control that it exercises over the economy through State Plans and other measures. There is an increasing level of freedom and autonomy in areas such as allocation of resources, production, pricing and management and a gradual shift in emphasis to a “market economy” and enterprise reform. Limited price reforms were undertaken with the result that prices for certain commodities are principally determined by market forces. In addition, economic reforms may include reforms to the banking and credit sector and may produce a shift away from the export-driven growth model that has characterized the Chinese economy over the past few decades. Many of the reforms are unprecedented or experimental and may be subject to revision, change or abolition based upon the outcome of such experiments. The Chinese government may not continue to pursue a policy of economic reform. The level of imports to and exports from China could be adversely affected by the nature of the economic reforms pursued by the Chinese government, as well as by changes to existing pro-export economic policies. The level of imports to and exports from China may also be adversely affected by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions, internal political instability, changes in currency policies, changes in trade policies and territorial or trade disputes, all of which could adversely affect our business, operating results and financial condition and cash flows.

In recent years, China and the United States have implemented certain increasingly protective trade measures with continuing trade tensions, including significant tariff increases, between these countries. A decrease in the level of imports to and exports from China could adversely affect our business, operating results and financial condition.

In addition, in September 2020 President Xi Jinping committed his country to achieving carbon neutrality by 2060 at the UN General Assembly, despite that carbon emissions are currently a prominent part of China’s economic and industrial structure as it relies heavily on renewable energy sources, generally lacks energy efficiency, and has a rapidly growing energy demand. Depending on how China attempts to achieve carbon neutrality by 2060, including through the reduction in the use of coal, an overall increase in the use of renewable energy as part of the energy consumption mix and through other means and any reduction in the demand for coal and related products could have a material adverse effect on our business, cash flows and results of operations.

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

We expect that our vessels will call in ports in areas where smugglers attempt to hide drugs and other contraband on vessels, with or without the knowledge of crew members. To the extent our vessels are found with contraband or stowaways, whether inside or attached to the hull of our vessel and whether with or without the knowledge of any of our crew, we may face governmental or other regulatory claims which could have an adverse effect on our business, results of operations, cash flows and financial condition. Under some jurisdictions, vessels used for the conveyance of illegal drugs could result in forfeiture of the subject vessel to the government of such jurisdiction.

Our operations outside the United States expose us to global risks, such as political instability, terrorist attacks, international hostilities. economic sanctions or other trade restrictions, and global public health concerns, which may affect the seaborne transportation industry and adversely affect our business.

We conduct most of our operations outside of the United States, and our business, results of operations, cash flows, financial condition and ability to pay dividends, if any, in the future may be adversely affected by changing economic, political and government conditions in the countries and regions where our vessels are employed or registered. Moreover, we operate in a sector of the economy that is likely to be adversely impacted by the effects of political conflicts, including the current political instability in Venezuela, Ukraine, the Middle East and the South China Sea region and other geographic countries and areas, geopolitical events such as terrorist or other attacks, and war (or threatened war) or international hostilities, such as those between the United States and Iran or North Korea. Terrorist attacks as well as the frequent incidents of terrorism in the Middle East, and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks around the world, continues to cause uncertainty in the world's financial markets and may affect our business, operating results and financial condition. As a result of the above, insurers have increased premiums and reduced or restricted coverage for losses caused by terrorist acts generally. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.

Beginning in February of 2022, the United States, the United Kingdom and the European Union, among other countries, announced various economic sanctions against Russia in connection with the conflict in Ukraine. The ongoing conflict could result in the imposition of further economic sanctions or new categories of export restrictions against individuals or entities to Russia. While in general much uncertainty remains regarding the global impact of the conflict in Ukraine, and any potential resolution thereof, it is possible that such tensions could adversely affect the Company’s business, financial condition, operating results and cash flows.

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

Furthermore, the United States, in conjunction with the G7, have implemented a Russian petroleum “price cap policy” which prohibits a variety of specified services related to the maritime transport of Russian Federation origin crude oil and petroleum products, including trading/commodities brokering, financing, shipping, insurance (including reinsurance and protection and indemnity), flagging, and customs brokering. An exception exists to permit such services when the price of the seaborne Russian oil does not exceed the relevant price cap; but implementation of this price exception relies on a recordkeeping and attestation process that requires each party in the supply chain of seaborne Russian oil to demonstrate or confirm that oil has been purchased at or below the price cap. Further, effective as of February 27, 2025, the United States has also prohibited the provision of petroleum services by U.S. persons to persons located in Russia. An exception exists for the provision of petroleum services in certain specified circumstances, including for the provision of services for products purchased at or below the aforementioned price caps. As of September 2025, the EU, UK and Canada also agreed to lower their price cap on Russian crude oil from $60 to $47.60 per barrel, and which was further reduced to $44.10 effective February 1, 2026, based on an automatic dynamic pricing adjustment setting the cap at 15% below the average market price for Russian crude oil during the relevant reference period. Violations of the petroleum services or the price cap policy, including the risk that information, documentation, or attestations provided by parties in the supply chain are later determined to be false may pose additional risks adversely affecting our business. While much uncertainty remains, the potential that the EU, in conjunction with the G7, might replace the price cap policy in favor of a full maritime services ban for Russian crude oil exports and/or other petroleum products may also pose further risks that could adversely affect our business.

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

Governments may also turn to trade barriers to protect their domestic industries against foreign imports, thereby depressing shipping demand. Protectionist developments, or the perception that they may occur, may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Moreover, increasing trade protectionism may cause an increase in (a) the cost of goods exported from regions globally, (b) the length of time required to transport goods and (c) the risks associated with exporting goods. Such increases may significantly affect the quantity of goods to be shipped, shipping time schedules, voyage costs and other associated costs, which could have an adverse impact on our charterers’ business, operating results and financial condition and could thereby affect their ability to make timely charter hire payments to us. This could have a material adverse effect on our business, financial condition and operating results.

In particular, there is significant uncertainty about the future relationship between the United States and China and other exporting countries, such as Canada, Mexico, and the European Union, among others, with respect to trade policies, treaties, government regulations, and tariffs, some of which remain subject to legal challenge. For example, in April 2025, the Office of the USTR enacted vessel service fees under Section 301 of the Trade Act of 1974 which were imposed as scheduled beginning on October 14, 2025, but were suspended for one year as of November 10, 2025 as a result of broader trade negotiations between the United States and China, after China’s Ministry of Transport had announced retaliatory port fees applicable to certain vessels calling at Chinese ports that were built or flagged in the United States or owned or operated by certain U.S.-linked persons. China’s retaliatory service fees on United States vessels were also suspended for a period of one year on the same date. On February 20, 2026, President Trump invoked a flat tariff of 10%, which was subsequently increased to 15% the following day, on almost all U.S. imports under Section 122 of the Trade Act of 1974, which allows for temporary import surcharges. The temporary import surcharge took effect on February 24, 2026.

Given the magnitude of these port-related fees and the many uncertainties surrounding their implementation, it is not possible at this time to fully predict the ultimate financial impact to the Company. However, if these fees continue to be levied, port fees for our vessels or vessels we charter and our operating costs for voyages calling at United States or Chinese ports could materially increase, which could have an adverse effect on our business, financial condition, and results of operations.

In addition, public health threats and highly communicable disease or virus outbreaks in various parts of the world in which we operate, could adversely impact our operations, the timing of completion of scheduled dry-dockings and ballast water treatment system installation projects, as well as the operations of our customers.

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
•business interruptions caused by mechanical failure, grounding, fire, explosions and collisions, human error, war, terrorism, diseases, political action in various countries, labor strikes or adverse weather conditions; and
•piracy.

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

U.S. sanctions exist under a strict liability regime. Accordingly, a party need not know it is violating sanctions and need not intend to violate sanctions to be liable. We could be subject to monetary fines, penalties, or other sanctions for violating applicable sanctions or embargo laws even in circumstances where our conduct, or the conduct of a charterer, is consistent with our sanctions-related policies, unintentional or inadvertent.

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

On July 14, 2021, the European Commission formally proposed its plan to gradually include the maritime sector in the EU Emissions Trading System, or EU ETS, from 2024 by phasing the sector into the EU ETS requirements over a three-year period. Effective January 1, 2024, the scope of ETS has been expanded to include maritime transport emissions, with a two-year phase-in period. This will require shipowners to buy permits to cover greenhouse gas emissions and is expected to affect our vessels from January 1, 2024. The European Commission’s plan will permit vessel owners to pass the costs of compliance with the EU ETS onto charterers for vessel emissions during on-hire periods. If we are unable to pass on these additional costs to our customers during on-hire periods, this could have a material adverse effect on our financial position. During off-hire periods, we will need to develop a strategy for purchasing EU ETS allocations at favorable rates. If we are unable to obtain favorable rates or are unable to implement adequate processes to manage the purchasing and surrendering of EU ETS allocations, it could have a material adverse effect on the Company’s financial position.

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

Furthermore, United States regulations are currently changing. Although the 2013 VGP program and NISA are currently in effect to regulate ballast discharge, exchange and installation, the VIDA, which was signed into law on December 4, 2018, requires that the EPA develop national standards of performance for approximately 30 discharges, similar to those found in the VGP within two years. On October 26, 2020, the EPA published a Notice of Proposed Rulemaking for Vessel Incidental Discharge National Standards of Performance under VIDA. In October 2024, the EPA finalized its rule on Vessel Incidental Discharge Standards of Performance. USCG must develop corresponding implementation, compliance and enforcement regulations regarding ballast water within two years. The new regulations could require the installation of new equipment, which may cause us to incur substantial costs.

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

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel for unsatisfied debts, claims or damages. In many jurisdictions, a claimant may seek to obtain security for its claim by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could interrupt our cash flow and require us to pay large sums of money to have the arrest or attachment lifted. In addition, in some jurisdictions, such as South Africa, under the “sister ship” theory of liability, a claimant may arrest both the vessel which is subject to the claimant's maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner. Claimants could attempt to assert “sister ship” liability against a vessel in our fleet for claims relating to another of our vessels. Under some of our present charters, if the vessel is arrested or detained as a result of a claim against us, we may be in default of our charter and the charterer may suspend the payment of hire under the charter and charge us with any additional expenses incurred during that period, which may negatively impact our revenues and cash flows.

Governments could requisition our vessels during a period of war or emergency, resulting in a loss of earnings.

A government could requisition one or more of our vessels for title or for hire. Requisition for title occurs when a government takes control of a vessel and becomes her owner, while requisition for hire occurs when a government takes control of a vessel and effectively becomes her charterer at dictated charter rates. Generally, requisitions occur during periods of war or emergency, although governments may elect to requisition vessels in other circumstances. Although we would be entitled to compensation in the event of a requisition of one or more of our vessels, the amount and timing of payment would be uncertain. Although none of our vessels have been requisitioned by a government for title or hire, government requisition of one or more of our vessels may negatively impact our revenues and reduce the amount of dividends, if any, in the future.

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

In addition, the entry into force, on January 1, 2020, of the 0.5% global sulfur cap in marine fuels used by vessels that are not equipped with sulfur oxide, orSOx, exhaust gas cleaning systems, or scrubbers, under the International Convention for Prevention of Pollution from Ships, or MARPOL, Annex VI may lead to changes in the production quantities and prices of different grades of marine fuel by refineries and introduces an additional element of uncertainty in fuel markets, which could result in additional costs and adversely affect our cash flows, earnings and results from operations.

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

In addition, if the increase in crude oil prices and widening of the spread between the prices of high sulfur fuel and low sulfur fuel resulting from conflict between Russia and Ukraine and Israel and Hamas continues, this might lead to a decrease in the economic viability of older vessels that lack fuel efficiency and a reduction of useful lives of these vessels.

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

Our vessels are manned by masters, officers and crews that are contracted by our technical managers. Potential labor disputes or labor interruption, including work stoppages, strikes and/or work disruptions, if not resolved in a timely and cost-effective manner, may lead to industrial action or other labor unrest that could prevent or hinder our operations from being carried out normally and could have a material adverse effect on our business, financial condition, results of operations and cash flows, and on our ability to pay dividends.

Increasing scrutiny and changing expectations from investors, lenders and other market participants with respect to our ESG policies may impose additional costs on us or expose us to additional risks.

Companies across all industries may face increasing scrutiny relating to their ESG policies. Investor advocacy groups, certain institutional investors, investment funds, lenders and other market participants have been increasingly focused on ESG practices and in recent years and have placed increasing importance on the implications and social cost of their investments.

An increased focus and activism related to ESG and similar matters may hinder access to capital, as investors and lenders may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies which do not adapt to or comply with investor, lender or other industry shareholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.

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

We may operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and have adopted a code of business conduct and ethics which is consistent and in full compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA. We are subject, however, to the risk that we, our affiliated entities or our or their respective officers, directors, employees and agents may take actions determined to be in violation of such anti-corruption laws, including the FCPA. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions, and might adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

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

We expect to derive a significant part of our revenue and cash flow from a relatively small number of repeat customers. For the year ended December 31, 2025, although no single customer accounted for more than 10% of total revenue, all of our top ten customers, representing 35% of total revenue, are repeat customers. If one or more of our significant customers is unable to perform under one or more charters or COAs and we are not able to find a replacement charter or COA; or if a customer exercises certain rights to terminate the charter or COA, we could suffer a loss of revenues that could materially adversely affect our business, financial condition, results of operations and cash available for distribution as dividends to our shareholders.

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

Non-compliance with any of our financial covenants or operating restrictions contained in our credit facilities may constitute an event of default under our credit facilities, which, unless cured within the grace period set forth under the applicable credit facility, if applicable, or waived or modified by our lenders, provides our lenders with the right to, among other things, require us to post additional collateral, enhance our equity and liquidity, increase our interest payments, pay down our indebtedness to a level where we are in compliance, sell vessels in our fleet, reclassify our indebtedness as current liabilities, accelerate our indebtedness, or foreclose their liens on our vessels and the other assets securing the credit facilities, which would impair our ability to continue to conduct our business. As of December 31, 2025, we are in compliance with covenants contained in our debt agreements. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Borrowing Activities.”

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

Business growth involves risks such as obtaining qualified personnel and managing customer and supplier relationships. Growing any business by acquisition presents numerous risks, such as undisclosed liabilities and obligations, the possibility that indemnification agreements will be unenforceable or insufficient to cover potential losses and difficulties associated with imposing common standards, controls, procedures and policies, obtaining additional qualified personnel, managing relationships with customers, suppliers and integrating newly acquired assets and operations into existing infrastructure. Expanding our fleet, may increase responsibilities for management and staff. We cannot guarantee successful execution of our growth plans without incurring significant expenses and losses.

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

We are a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended, or the Exchange Act, and may choose to rely on scaled disclosure requirements available to smaller reporting companies. On June 28, 2018, the Commission adopted amendments to the definition of “smaller reporting company” that became effective on September 10, 2018. Under the new definition, generally, a company qualifies as a “smaller reporting company” if it has public float of less than $250 million; or it has less than $100 million in annual revenues and no public float or public float of less than $700 million.

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

We are subject to the reporting requirements of the Exchange Act, and the rules and regulations of the SEC, including Sarbanes-Oxley, and requirements of the NASDAQ Global Select Market. These requirements and rules may place a strain on our systems and resources. For example, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and Sarbanes-Oxley requires that we document and maintain effective disclosure controls and procedures and internal control over financial reporting. While we did not identify any material weaknesses or significant deficiencies in our internal controls under the current assessment for the year ended December 31, 2025, we cannot be certain at this time that our internal controls will be considered effective in future assessments and that our independent registered public accounting firm would reach a similar conclusion. These reporting and other obligations place significant demands on our management, administrative, operational and accounting resources and we incur significant legal, accounting and other expenses as a result. The expenses incurred by public companies, generally, for reporting and corporate governance purposes have been increasing and the costs we incur for such purposes may strain our resources. We may implement additional financial and management controls and procedures, reporting and business intelligence systems, create or outsource an internal audit function, or hire additional accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. In addition, our limited management resources may exacerbate the difficulties in complying with these reporting and other requirements while focusing on executing our business strategy. Our incremental general and administrative expenses as a publicly traded corporation include costs associated with preparing reports to shareholders, tax returns, investor relations, registrar and transfer agent’s fees, incremental director and officer liability insurance costs and director compensation. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, prospects, liquidity, results of operations and financial condition. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common shares, fines, sanctions and other regulatory action.

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

In general, the costs to maintain a vessel in good operating condition increase with the age of the vessel. Older vessels are typically less fuel-efficient than more recently constructed vessels due to improvements in engine technology. Cargo insurance rates increase with the age of a vessel, making older vessels less desirable to charterers. As of the date of this annual report, our fleet consists of 39 owned vessels having a combined carrying capacity of 2.3 million dead weight tons, or dwt, and a weighted average age of 11 years.

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

Effective January 1, 2026, the Company revised its estimate of the useful lives of its vessels to 25 years from the date of initial delivery from the shipyard. The remaining estimated useful lives of the Company’s vessels range from approximately 5 to 20 years, depending on the age and type of vessel. The average age of the Company’s owned dry bulk carriers as of the date of this filing is approximately 11 years.

A portion of the Company’s cash flows and earnings is dependent upon revenues generated from the employment of its vessels. If the Company is unable to replace vessels in its fleet at the end of their useful lives, its business, results of operations, financial condition and ability to pay dividends could be materially adversely affected. The Company does not currently maintain reserves for vessel replacements and intends to finance future vessel acquisitions through internally generated cash flows, borrowings under its credit facilities, or additional equity or debt offerings.

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

We depend on the efforts, knowledge, skill, reputations and business contacts of our Chief Executive Officer, Mads Boye Petersen, our Chief Financial Officer, Gianni Del Signore, our Chief Strategy Officer, Daniel Schildt, and other key employees. Accordingly, our success will depend on the continued service of these individuals. We do not have employment agreements with our executive officers or employees. We may experience departures of senior executive officers and other key employees, and we cannot predict the impact that any of their departures would have on our ability to achieve our financial objectives. The loss of the services of any of them could have a material adverse effect on our business, results of operations and financial condition. We do not maintain “key man” life insurance on any of our key employees.

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

Historically, our revenue has been generated in U.S. Dollars, but we incur capital, operating and administrative expenses in multiple currencies, including, among others, the Euro. If the U.S. Dollar weakens significantly, we would be required to convert more U.S. Dollars to other currencies to satisfy our obligations, which may cause us to have less or no cash available for distribution to our unitholders. Because we report our operating results in U.S. Dollars, changes in the value of the U.S. Dollar may also result in fluctuations in our reported revenues and earnings. In addition, under U.S. GAAP, all foreign currency-denominated monetary assets and liabilities, such as cash and accounts payable, are revalued and reported based on the prevailing exchange rate at the end of the reporting period. This revaluation may cause us to report significant non-monetary foreign currency exchange gains and losses in certain periods.

We may be subject to litigation, arbitration and other proceedings that could have an adverse effect on our business

Though there is no pending litigation against us as of the date of this report we may be, from time to time, involved in various litigation matters arising in the ordinary course of business, or otherwise. These matters may include, among other things, contract disputes, personal injury claims, environmental matters, governmental claims for taxes or duties, securities, or maritime matters. Although we intend to defend these matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter, and the potential costs to resolve any claim or other litigation matter, or a combination of these, may have a material adverse effect on us because of potential negative outcomes, the costs associated with asserting our claims or defending such lawsuits, and the diversion of management's attention to these matters. Insurance may not be applicable or sufficient in all cases and/or insurers may not remain solvent which may have a material adverse effect on our financial condition and operating cash flows.

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

We are subject to income and other taxes in the United States and foreign jurisdictions, and our results of operations and financial results may be affected by tax and other initiatives around the world. For instance, there is a high level of uncertainty in today’s tax environment stemming from global initiatives put forth by the Organisation for Economic Co-operation and Development’s, or OECD, two-pillar base erosion and profit shifting project. In October 2021, members of the OECD put forth two proposals: (i) Pillar One reallocates profit to the market jurisdictions where sales arise versus physical presence; and (ii) Pillar Two compels multinational corporations with €750 million or more in annual revenue to pay a global minimum tax of 15% on income received in each country in which they operate. The reforms aim to level the playing field between countries by discouraging them from reducing their corporate income taxes to attract foreign business investment. Over 140 countries agreed to enact the two-pillar solution to address the challenges arising from the digitalization of the economy and, in 2024, these guidelines were declared effective and must now be enacted by those OECD member countries. It is possible that these guidelines, including the global minimum corporate tax rate measure of 15%, could increase the burden and costs of our tax compliance, the amount of taxes we incur in those jurisdictions and our global effective tax rate, which could have a material adverse impact on our results of operations and financial results.

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

Additionally, there continues to be significant evolution and developments in the use of artificial intelligence, or AI, technologies, including generative artificial intelligence. While we have integrated the use of artificial intelligence in our business, we cannot, at this time, fully determine the impact of such evolving technology to our industry or business. As part of services provided by third-party application providers the risks are assessed as part of the normal risk assessments. We deploy Microsoft CoPilot to employees following a thorough training program to ensure awareness and knowledge on the use of artificial intelligence. We have established an AI team to govern and integrate AI into our operations and implemental technical security protocols as part of the overall security setup. At this stage, we do not expect AI to cause increased risk to our industry or business.

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

Moreover, our risk of cyber-attack and other sources of security breaches and incidents may be elevated as a result of the ongoing global conflicts. To the extent such conflicts have collateral effects on global critical infrastructure or financial institutions, such developments could adversely affect our business, operating results and financial condition. At this time, it is difficult to assess the likelihood of such threat and any potential impact.

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

Risks Related To Our Common Shares

Future sales of our common shares could cause the market price of our common shares to decline and could dilute our shareholders’ interests in our company.

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

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market factors may materially reduce the market price of our common shares, regardless of our operating performance. The market price of our common shares, which has experienced significant price fluctuations in the past twelve months, could continue to fluctuate significantly for many reasons, including in response to the risks described herein or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. Other factors that may influence the market price of our common shares includes, but is not limited to:

•investor reaction to our business strategy;
•our continued compliance with the listing standards of Nasdaq;
•mergers and strategic alliances in the shipping industry;
•regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our industry;
•variations or fluctuations in our financial results or those of companies that are perceived to be similar to us;
•our ability or inability to raise additional capital and the terms on which we raise it;
•declines in the market prices of stocks generally;
•trading volume of our common stock;
•sales of our common stock by us or our stockholders;
•the loss of any of our key management personnel;
•general economic, industry and market conditions, including inflationary pressures; and
•other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues, adverse weather and climate conditions could disrupt our operations or result in political or economic instability.
Since the stock price of our common shares has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common shares could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices.

Additionally, securities of certain companies might experience significant and extreme volatility in stock price due to short sellers of shares of common shares, known as a “short squeeze”. These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks has abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we will not be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

We are thus unable to predict when such instances of trading volatility will occur or how long such dynamics may last. Therefore, we cannot assure you that you will be able to sell any of our common shares you may have purchased at a price greater than or equal to its original purchase price, or that you will be able to sell our common shares at all.

Our organizational documents contain anti-takeover provisions that may discourage, delay or prevent (1) our merger or acquisition and/or (2) the removal of incumbent directors and officers and (3) the ability of public stockholders to benefit from a change in control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

1. Board and Audit Committee Oversight
Our Board of Directors oversees our risk management process, including risks from cybersecurity threats. The Board administers its cybersecurity risk oversight function directly and through the Audit Committee. The Board and Audit Committee receive quarterly updates from management, including reports from our Global IT Director, regarding cybersecurity risks, mitigation efforts, and any significant incidents or vulnerabilities identified. These updates include assessments of the effectiveness of our cybersecurity controls and recommendations for improvements.
Our Chief Financial Officer and Information Technology department are primarily responsible for assessing and managing material risks from cybersecurity threats and overseeing key cybersecurity policies and processes. Our Global IT Director leads the day-to-day management of cybersecurity risk and has over 20 years of experience in the design, implementation, and support of information technology infrastructure and security systems. Management regularly evaluates cybersecurity risks and reports significant findings to senior management and the Board of Directors.

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

2. Incident Response and Materiality Assessment

We maintain a formal incident response plan that outlines procedures for detecting, containing, investigating, and remediating cybersecurity incidents. This plan includes escalation protocols to senior management and the Board, as appropriate. We assess the materiality of any cybersecurity incident based on its potential impact on our operations, financial condition, and reputation, in accordance with SEC guidance. To date, no cybersecurity incidents have had a material impact on the Company’s business, operations, or financial results.

3. Risk Management Processes

We utilize industry standard software packages such as RSA and Cisco Firepower to secure our networks. We also hold online cybersecurity training for our employees. Our cybersecurity risk management processes are integrated into our enterprise risk management framework and include regular risk assessments, vulnerability scans, and penetration testing. We prioritize risks based on their likelihood and potential impact, and implement mitigation strategies accordingly. Management reviews the results of these assessments and reports significant findings and remediation actions to the Board and Audit Committee.

4. Third-Party Risk Management

We evaluate cybersecurity risks associated with third-party service providers through initial and ongoing security assessments, contractual requirements for data protection, and continuous monitoring of their cybersecurity practices. Any significant risks or incidents involving third-party providers are promptly reported to management and, if material, to the Board and Audit Committee.

5. Reference to Risk Factors

For a more detailed discussion of risks related to cybersecurity threats, including potential impacts and mitigation strategies, please refer to Item 1A, ‘Risk Factors.

 ITEM 2. PROPERTIES

Phoenix Bulk Carriers (US) LLC, the administrative agent for the Company, maintains office space at 109 Long Wharf, Newport, Rhode Island 02840. The building is owned by 109 Long Wharf LLC (“Long Wharf”), a wholly-owned subsidiary of the Company since September 1, 2014. The property at 109 Long Wharf is owned free of any encumbrances. The Company leases office space in Copenhagen, Athens, Singapore, Port Everglades, FL, and Southport, CT.

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

Holders of Record

As of March 13, 2026, there were approximately 13 stockholders of record of our common stock, which included Cede & Co. (which acts as nominee shareholder for the Depository Trust Company).

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

Because the Company is a holding company with no material assets other than the shares of its subsidiaries, its ability to pay dividends depends on its subsidiaries’ ability to distribute earnings and cash flows to the Company. As of December 31, 2025, none of the Company’s subsidiaries were subject to restrictions on the payment of cash dividends to the Company. Accordingly, no such restrictions applied.

During the years ended December 31, 2025 and 2024, the Company paid a quarterly cash dividend ranging from $0.05 to $0.10 per common share. We cannot assure you that we will be able to pay regular quarterly dividends, and our ability to pay dividends will be subject to the limitations set forth above and in the section of this Form 10-K titled “Risk Factors.” The Company has dividends payable of $1.2 million at December 31, 2025. On February 5, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per common share, to be paid on March 13, 2026, to all shareholders of record as of February 27, 2026.

Use of Proceeds

Not applicable

Purchases of Equity Securities by Issuer and Affiliates

On May 8, 2025, the Company’s Board of Directors authorized a share repurchase program of up to $15.0 million of the Company’s common stock, representing approximately 5.6% of its market capitalization as of that date. The program does not obligate the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time.
The share repurchase program was publicly announced in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 12, 2025.

During the fiscal year 2025, the Company repurchased 603,631 shares under the program at an average price of $4.94 per share for a total cost of approximately $3.0 million. All repurchased shares were retired upon acquisition. As of December 31, 2025, approximately $12.0 million remained available for future repurchases under the program.

Shares repurchased pursuant to the common share repurchase program during the twelve months ended December 31, 2025 were as follows:

Twelve Months Ended December 31, 2025	Total Number of Shares Purchased	Average price paid per share of common stock	Total number of shares purchased as part of publicly announced plans	Dollar value of remaining authorized repurchase
First quarter	—	$—		$15,000
Second quarter	202,882	$4.93	202,882.00	13,993
Third quarter	200,518	$4.96	200,518.00	13,009
October	200,231	$4.93	200,231.00	12,001
November	—	$—	—	12,001
December	—	$—	—	12,001
Year-to-date	603,631	$4.94	603,631	12,001

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

The MD&A generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 18, 2025.

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

The Company provides ocean transportation services to clients utilizing an ocean-going fleet of motor vessels ("m/v") in the Handysize, Handymax, Supramax, Ultramax, Panamax and Post-Panamax segments. At any time, this fleet may be comprised of a total of 60-75 vessels that are owned or chartered-in on a short-term basis. For the twelve months ended December 31, 2025, the Company operated on average a total fleet of 64 vessels. At December 31, 2025, 39 vessels were wholly-owned or partially-owned through joint ventures.

The table set forth below indicates the purchase price of the Company’s vessels and the net carrying amount of each vessel as of December 31, 2025.

(In thousands of U.S. dollars)

Vessel Name	Date Acquired	Size	Year Build	Purchase Price	Net Carrying Amount
m/v Bulk Endurance	January 2017	Ultramax 1C	2017	$28,000	$19,417
m/v Bulk Destiny	January 2017	Ultramax 1C	2017	24,000	16,740
m/v Bulk Prudence	June 2023	Ultramax	2014	26,650	25,478
m/v Bulk Courageous	April 2021	Ultramax	2013	16,798	15,347
m/v Nordic Oasis	January 2016	Panamax 1A	2016	32,600	23,851
m/v Nordic Olympic	February 2015	Panamax 1A	2015	32,600	22,436
m/v Nordic Odin	February 2015	Panamax 1A	2015	32,625	22,593
m/v Nordic Oshima	September 2014	Panamax 1A	2014	33,709	21,599
m/v Nordic Orion	April 2012	Panamax 1A	2011	32,363	16,652
m/v Nordic Odyssey	April 2012	Panamax 1A	2010	32,691	16,768
m/v Bulk Valor	June 2021	Supramax	2013	18,182	16,695
m/v Bulk Friendship	September 2019	Supramax	2011	14,447	11,087
m/v Bulk Sachuest	October 2022	Supramax	2010	17,364	15,401
m/v Bulk Brenton	July 2024	Supramax	2016	28,762	27,079
m/v Bulk Patience	August 2024	Supramax	2016	28,663	27,066
m/v Bulk Independence	May 2019	Supramax	2008	14,393	11,756
m/v Bulk Pride	December 2017	Supramax	2008	14,023	10,698
m/v Bulk Spirit	February 2019	Supramax	2009	13,000	10,682
m/v Bulk Xaymaca	August 2018	Panamax	2006	14,010	10,127
m/v Bulk Concord	February 2022	Panamax	2009	19,900	16,739
m/v Bulk Promise	July 2021	Panamax	2013	18,633	17,234
m/v Nordic Nuluujaak	May 2021	Post Panamax 1A	2021	38,424	33,298
m/v Nordic Qinngua	June 2021	Post Panamax 1A	2021	38,471	33,305
m/v Nordic Sanngijuq	September 2021	Post Panamax 1A	2021	37,920	32,973
m/v Nordic Siku	November 2021	Post Panamax 1A	2021	37,935	33,349
m/v Strategic Fortitude	December 2024	Handysize	2016	16,874	17,406
m/v Strategic Resolve	December 2024	Handysize	2015	14,606	14,929
m/v Strategic Explorer	December 2024	Handysize	2015	14,606	14,646
m/v Strategic Entity	December 2024	Handysize	2015	14,606	15,060
m/v Strategic Synergy	December 2024	Handysize	2014	14,062	13,501
m/v Strategic Alliance	December 2024	Handysize	2014	14,062	13,501
m/v Strategic Unity	December 2024	Handysize	2014	14,062	13,502
m/v Strategic Harmony	December 2024	Handysize	2014	14,062	13,501
m/v Strategic Equity	December 2024	Handysize	2014	14,062	13,501
m/v Strategic Venture	December 2024	Handysize	2014	14,062	13,502
m/v Strategic Savannah	December 2024	Handysize	2013	11,431	10,984
m/v Strategic Spirit	December 2024	Handysize	2012	11,068	11,401
m/v Strategic Vision	December 2024	Handysize	2012	11,068	10,591
m/v Strategic Tenacity	December 2024	Handysize	2012	10,705	10,247
Miss Nora G. Pearl	November 2017	Deck Barge	1979	3,833	1,597
Total				$839,333	$696,238

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (the “FASB”). ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This update provides guidance on identifying the accounting acquirer when a variable interest entity (“VIE”) that meets the definition of a business is acquired primarily through the exchange of equity interests. The amendments are intended to improve consistency in determining the accounting acquirer in transactions involving VIEs that qualify as businesses.

The standard becomes effective for annual periods beginning after December 15, 2026, and for interim periods within those fiscal years. Early adoption is permitted. The guidance is applied prospectively to applicable transactions occurring after the adoption date.

Because the amendments apply to specific transaction structures involving the acquisition of a VIE that meets the definition of a business, the Company expects the impact of this guidance to depend on the nature and structure of future acquisition transactions. The Company is currently evaluating the potential impact of ASU 2025-03 on its consolidated financial statements and related disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (Topic 326). The amendments provide a practical expedient and an accounting policy election for estimating expected credit losses on current accounts receivable and contract assets arising under ASC 606. The standard is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods, with early adoption permitted. The amendments are to be applied prospectively. The Company is currently evaluating the adoption of this standard and does not expect the adoption of ASU 2025-05 to have a material impact on its consolidated financial statements or related disclosures.

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

Selected Financial Data

The following tables present selected financial and operating data of the Company for the periods indicated. The selected consolidated financial data has been derived from the Company’s audited consolidated financial statements.

	December 31, 2025	December 31, 2024
Selected Data from the Consolidated Statements of Income
Voyage revenue	$577,547	$494,107
Charter revenue	39,258	30,326
Terminal & stevedore revenue	15,236	12,103
Total revenue	632,041	536,536
Voyage expense	283,679	237,479
Charter hire expense	129,735	130,764
Vessel operating expenses	94,948	55,544
Terminal & stevedore expenses	12,189	9,299
Total cost of transportation and service revenue	520,551	433,085
Transportation and service depreciation and amortization	42,336	30,266
Gross Profit	69,154	73,185
Other operating expenses	31,210	24,736
Gain on sale of vessels	(3,000)	—
Income from operations	40,944	48,449
Total other expense, net	(20,777)	(16,679)
Net income	20,167	31,769
Income attributable to noncontrolling interests	(798)	(2,866)
Net income attributable to Pangaea Logistics Solutions Ltd.	$19,369	$28,903

Net income per common share information
Basic income per share	$0.30	$0.64
Diluted income per share	$0.30	$0.63
Weighted-average common shares Outstanding - basic	63,802,958	45,391,855
Weighted-average common shares Outstanding - diluted	64,703,473	46,046,044
Cash dividends declared per share	$0.25	$0.40

Selected Data from the Consolidated Balance Sheets
Cash, cash equivalents and restricted cash	$103,324	$86,805
Total assets	$928,096	$936,457
Total secured debt, financing obligations, and finance leases	$372,208	$397,372
Total shareholders' equity	$474,736	$474,664

Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$53,726	$65,691
Net cash provided by (used in) investing activities	$11,411	$(67,694)
Net cash used in by financing activities	$(48,619)	$(10,230)

Key Operating Metrics

	2	2025	2024
Voyage days		20,322	15,669
Time charter days		3,007	1,738
Total shipping days (1)		23,329	17,407
TCE Rate ($/day) (2)		$14,279	$16,485

(1)Shipping days are defined as the aggregate number of days in a period during which its owned or chartered-in vessels are performing either a voyage charter (voyage days) or time charter (time charter days).
(2)Time Charter Equivalent (“TCE”) rate is a non-GAAP measure commonly used in the shipping industry and represents voyage revenue less voyage expenses divided by the number of voyage days.

Non-GAAP Financial Measures

Management uses certain non-GAAP financial measures to evaluate the Company’s operating performance. These measures should not be considered in isolation or as a substitute for financial measures prepared in accordance with U.S. GAAP.

The reconciliation of Gross profit to Adjusted Gross Profit and Net income to Adjusted EBITDA is as follows:

	December 31, 2025	December 31, 2024
Gross Profit (GAAP)	$69,154	$73,185
Add:
Transportation and service depreciation and amortization	42,336	30,266
Adjusted Gross Profit (Non-GAAP) (1)	$111,490	$103,451

Adjusted EBITDA (2)
Net Income	$20,167	$31,769
Interest expense, net	22,375	17,154
Depreciation and amortization	42,475	30,376
Income tax provision (included in Other income)	533	285
Gain on sale of vessel	(3,000)	—
Share-based compensation	4,111	2,788
Unrealized loss on derivative instruments, net	1,355	953
Adjusted EBITDA (Non-GAAP)	$88,015	$83,325

(1)Adjusted gross profit is defined as GAAP gross profit excluding transportation and service depreciation and amortization. Management believes this measure provides investors with additional insight into the operating performance of the Company’s shipping operations by excluding non-cash depreciation expenses associated with the Company’s vessels. Adjusted gross profit is not a measure recognized under U.S. GAAP and should not be considered as an alternative to gross profit, operating income or net income. The Company’s definition of adjusted gross profit may not be comparable to similarly titled measures used by other companies.

(2)Adjusted EBITDA represents net income before interest expense, interest income, income taxes, depreciation and amortization, gain or loss on sale of vessels, share-based compensation, unrealized gains or losses on derivative instruments and other non-operating or non-recurring items, if any. Management uses Adjusted EBITDA as a supplemental performance measure and believes it provides investors with useful information to evaluate the Company’s operating performance and its ability to generate cash flows from operations. Adjusted EBITDA is also reviewed periodically as a measure of financial performance by the Company’s Board of Directors. Adjusted EBITDA is not a measure recognized under U.S. GAAP and should not be considered an alternative to net income, operating income or any other indicator of operating performance prepared in accordance with U.S. GAAP.

Industry Overview

We operate in a cyclical industry subject to macroeconomic shifts, geopolitical volatility and other factors. Our business is also subject to fluctuations in the supply and demand for vessels, together with global demand for drybulk commodities, which impact freight pricing.

The Baltic Dry Index (“BDI”), a broader market measure of the cost to transport drybulk commodities by sea, offers a market view into global supply demand trends and is considered the standard benchmark for drybulk cargo pricing. The BDI averaged 1,681 for 2025, down approximately 4%, compared to an average of 1,754 for 2024. The average published market rates for Panamax, Supramax, and Handysize vessels, reflecting the composition of the company's fleet, also decreased approximately 9%, to an average of $12,090 in 2025 from $13,314 in the same period of 2024.

In addition to broader market pressures, our operating results for 2025 also reflect the impact of fleet expansion. At December 30, 2024, the Company acquired 15 vessels to its owned fleet, representing a 58% increase in total vessel count. In July 2025, the Company sold one of these vessels. Overall, available owned shipping days increased by 5,398 days in the current year compared to the same period in 2024, which should be considered when comparing period-over-period performance metrics.

As a result of the industry's volatility, we have experienced fluctuations in our quarterly and annual operating results in the past, and we expect to continue experiencing such fluctuations in the future due to various factors, including cargo demand, vessel supply, competition, and seasonality.

TCE Performance

For the year ended December 31, 2025, the Company's TCE rate decreased by 13% to $14,279 from $16,485 in 2024, while dry bulk market rates for Panamax, Supramax, and Handysize vessels decreased by approximately 9%. The Company's TCE rate outperformed the average of the Baltic Panamax, Supramax, and Handysize market indexes, exceeding average market rates by approximately 18%. This outperformance was driven by the Company's long-term contracts of affreightment (COAs), specialized fleet, and cargo-focused strategy.

Results of Operations

Fiscal Year Ended December 31, 2025 Compared to Fiscal Year Ended December 31, 2024

Revenues

Total revenue for the fiscal year ended December 31, 2025 was $632.0 million, compared to $536.5 million for the same period in 2024, representing an increase of $95.5 million, or 18%. The increase was primarily driven by an increase in total shipping days from 17,407 days in 2024 to 23,329 days in 2025, reflecting the expansion of the Company’s fleet and increased vessel availability during the period. The increase in shipping days contributed approximately $182.4 million of additional revenue year over year. This increase was partially offset by lower market charter rates during the period, which reduced revenue by approximately $86.9 million, as evidenced by a 4% decline in the Baltic Dry Index (BDI) and a 9% decline in average rates for Panamax, Supramax and Handysize vessels.

Components of revenue are as follows:

Voyage Revenues: Voyage revenues increased by 17% to $577.5 million for the fiscal year ended December 31, 2025, compared to $494.1 million for the same period in 2024. The increase was primarily attributable to a 30% increase in voyage days, from 15,669 days in 2024 to 20,322 days in 2025, resulting from the acquisition of the SSI vessels at the end of 2024. This increase was partially offset by lower market rates as discussed above.

Charter Revenues: Charter revenues increased to $39.3 million from $30.3 million, or 29%, for the year ended December 31, 2025 compared to the same period in 2024. The increase was primarily driven by a significant rise in time charter days, which increased 73% to 3,007 days from 1,738 days in the prior-year period. The average time charter rate declined to $13,056 per day from $17,450 per day due to timing of entering into certain time charter arrangements in early 2025 at lower market rates, however the higher number of charter days more than offset the rate decrease, resulting in overall revenue growth. The optionality of our chartering strategy allows the Company to selectively release excess ship days, if any, into the market under time charter arrangements.

Terminal & Stevedore Revenues: Terminal & Stevedore revenues increased by 26% for the twelve months ended December 31, 2025 compared to the same period in 2024 due to the addition of 2 new port operations in the current year.

Operating and Business Expenses

The Components of our expenses are as follows:

Voyage Expenses: Voyage expenses for the fiscal year ended December 31, 2025, were $283.7 million, a 19% increase from $237.5 million for the year ended December 31, 2024. This increase was primarily driven by a 30% rise in voyage days to 20,322 days from 15,669 days in the prior year, reflecting the Company’s expanded fleet. Correspondingly, total bunker, port, and canal costs increased in line with the higher level of operating activity.

Charter Hire Expenses: Charter hire expenses for the fiscal year ended December 31, 2025 were $129.7 million compared to $130.8 million for the same period in 2024, representing a slight decrease year over year. Chartered-in days increased to 9,046 days for the fiscal year ended December 31, 2025, compared to 8,523 days in the prior year. This increase in chartered-in activity was largely offset by lower market charter rates for chartered-in vessels during the period.

The average published market rates for Supramax, Panamax and Handysize vessels declined approximately 9%, from an average of $13,314 in 2024 to $12,090 in 2025. Consistent with the Company's charter-in strategy, the Company supplements its owned fleet with short-term chartered-in tonnage at prevailing market rates when necessary to meet cargo demand.

Per-day charter hire expenses were $14,342 for the fiscal year ended December 31, 2025, compared to $15,342 for the same period in 2024.

Vessel Operating Expenses: Vessel operating expenses for the year ended December 31, 2025, totaled $94.9 million compared to $55.5 million recorded for the same period in 2024. Ownership days increased to 14,757 days in 2025 compared to 9,107 days in 2024, reflecting the expansion of the Company’s owned fleet following vessel acquisitions during the period. Vessel operating expenses per ownership day increased to $6,434 in 2025 from $6,099 in 2024. Technical management fees totaled $7.4 million in 2025 compared to $4.7 million in 2024, reflecting, in part, the transition of technical management for eight vessels from Bernhard Schulte Shipmanagement (“BSM”) to Seamar, the Company’s wholly owned subsidiary.

Terminal & Stevedore Expenses: Terminal and stevedore expenses increased to $12.2 million for the twelve months ended December 31, 2025, up from $9.3 million for the same period in 2024. This increase was primarily driven by the addition of 2 new port operations in the current year.

General and Administrative Expenses: For the fiscal year ended December 31, 2025, general and administrative expenses were $31.1 million, compared to $24.6 million for the same period in 2024. The increase was primarily attributable to (i) higher compensation-related costs, including a $1.3 million increase in stock-based compensation expense primarily due to a higher stock price and the acceleration of vesting schedules as the Company transitioned from five-year to four-year and subsequently three-year vesting periods over the past three years; and (ii) an approximately $5.1 million increase in payroll-related expenses, driven mainly by overall payroll increases and the acquisition of Strategic on December 30, 2024, which increased headcount and added a new office location in Connecticut.

Depreciation and Amortization: The Company depreciates its vessels on a straight-line basis over their estimated useful lives, which range from 25 to 30 years from the date of initial delivery from the shipyard to the original owner. Depreciation is calculated based on the vessel’s cost less its estimated residual value. The residual value is determined using an estimated scrap rate per lightweight ton (“lwt”). Effective January 1, 2026, the Company revised certain depreciation estimates for its dry bulk vessels. The estimated useful life range was updated from 25–30 years to 25 years, and the estimated scrap rate was increased from $300 per lwt to $400 per lwt, supported by historical demolition prices over the past 15 years.

Depreciation and amortization expense increased by $12.1 million, or 40%, primarily due to an increase in ownership days, which rose to 14,757 days in 2025 from 9,107 days in 2024 as a result of vessel acquisitions.

Gain on sale of vessels: In the year ended December 31, 2025, the Company recorded a gain of $3.0 million related to the sale of two vessels. No gain on sale of vessels were recorded for the year ended December 31, 2024.

Unrealized (Loss) Gain on Derivative Instruments: The Company evaluates risks related to fluctuating future freight rates and bunker prices and, when appropriate, actively hedges identified economic risks that may impact the operating income of long-term cargo contracts through forward freight agreements or bunker swaps. The use of these derivatives may result in period-to-period fluctuations in the Company's reported operating results.

The Company recorded an unrealized loss on derivative instruments of $1.4 million for the year ended December 31, 2025, compared to an unrealized loss of $1.0 million in the year ended December 31, 2024. For further details, refer to Note 7, Margin Account, Derivatives, and Fair Value Measures, in the consolidated financial statements.

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

At December 31, 2025 and 2024, the Company had working capital of $87.7 million and $82.9 million, respectively. The increase was primarily attributable to higher cash and cash equivalents, partially offset by increases in accounts payable and deferred revenue.

In assessing its ability to continue as a going concern, management considered the Company’s history of generating positive operating cash flows ($53.7 million in 2025, and $65.7 million in 2024), its cash and restricted cash balances relative to current maturities of secured debt, financing obligations and finance leases, and its contract employment strategy through contracts of affreightment (“COAs”). Management believes that projected operating cash flows, together with cash on hand and available borrowings under existing credit facilities, will be sufficient to meet operating and capital requirements for at least the next twelve months. see Part II. ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations.

The table below summarizes our primary sources and uses of cash for the fiscal years ended December 31, 2025 and 2024.

	2025	2024
Net cash provided by/(used in):
Operating activities	53,726	65,691
Investing activities	11,411	(67,694)
Financing activities	(48,619)	(10,230)
Net change	$16,519	$(12,232)

Operating Activities

Net cash provided by operating activities during the year ended December 31, 2025 was $53.7 million, compared to net cash provided by operating activities of $65.7 million during the year ended December 31, 2024. The decrease was primarily attributable to lower net income during the period, partially offset by higher non-cash expenses, including depreciation and amortization.

Non-cash adjustments included depreciation and amortization of $42.5 million in 2025 compared to $30.4 million in 2024, reflecting a full year of operations from vessels acquired in connection with the Strategic Shipping Inc. acquisition completed at the end of 2024. Drydocking costs also increased during the year as a result of higher drydock activity across the fleet.

Changes in operating assets and liabilities provided $6.2 million of cash in 2025 compared to $1.6 million in 2024. The increase was primarily driven by changes in inventory balances and deferred revenue during the period, partially offset by an increase in accounts receivable. Accounts receivable increased primarily due to higher voyage activity and an increase in voyages in process associated with the Company’s higher shipping days. The increase was also impacted by the timing of customer billings and collections near period end.

Investing Activities

Net cash provided by investing activities was $11.4 million for the year ended December 31, 2025, compared to net cash used in investing activities of $67.7 million in 2024. The year-over-year improvement was primarily driven by $17.2 million of proceeds from vessel sales in 2025 and significantly lower capital expenditures, as no new vessels were acquired during the year compared to vessel acquisitions and other capital improvements in 2024.

Dividends received from equity method investments increased to $4.1 million in 2025 from $1.9 million in 2024. Cash used for the acquisition of a non-controlling interest totaled $2.7 million in 2025, related to the purchase of the remaining ownership interest in Seamar, which became a wholly owned subsidiary during the year.

Financing Activities

Net cash used in financing activities was $48.6 million for the year ended December 31, 2025, compared to $10.2 million in 2024. The increase in cash used was primarily driven by significantly lower debt proceeds in 2025, as vessel-related financings completed in 2024 were not repeated in the current year.

The Company continued to make scheduled repayments on long-term debt, financing obligations and finance leases, partially offset by refinancing proceeds received during 2025. In addition, the Company repurchased $3.0 million of ordinary shares and paid $16.3 million in common stock dividends during 2025, reflecting a lower quarterly dividend rate compared to 2024. Payments to non-controlling interests recorded as a long-term liability in 2024 did not recur in 2025 following the acquisition of the remaining ownership interest.

Capital Expenditures

Capital expenditures primarily relate to vessel acquisitions, ownership interests in vessels and capital improvements that enhance fleet efficiency, safety and regulatory compliance.

As of December 31, 2025, the Company’s consolidated fleet consisted of 39 dry bulk vessels, including nine Panamax vessels (six Ice Class 1A), eight Supramax vessels, four Ultramax vessels (including two Ice Class 1C), four Post-Panamax Ice Class 1A vessels and fourteen Handysize vessels.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to maintain and improve its vessels and to comply with international shipping standards and environmental laws and regulations. The Company has some flexibility regarding the timing of drydockings; however, the total cost of these expenditures is unpredictable.

In addition to potential vessel acquisitions, major capital expenditures include regularly scheduled drydockings necessary to maintain and improve vessels and comply with international shipping and environmental regulations. The Company expects to perform thirteen special surveys in 2026 at an aggregate cost of approximately $15.7 million and two intermediate surveys at an aggregate cost of approximately $3.0 million. Offhire related to these surveys is expected to range from ten to twenty days per vessel. These expenditures are expected to be funded from operating cash flows.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Certain estimates involve a higher degree of judgment and complexity because they require management to make assumptions about matters that are inherently uncertain.

We consider an accounting estimate to be critical if the estimate requires significant judgment and if different assumptions could materially affect our financial condition or results of operations. Management evaluates its estimates on an ongoing basis using historical experience, current market conditions and other factors believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Vessel Asset Impairment

Vessels represent the most significant component of the Company’s total assets. The evaluation of vessel impairment requires significant judgment due to the cyclical and volatile nature of the dry bulk shipping industry and fluctuations in vessel market values and charter rates.

The Company reviews its vessels for impairment when events or changes in circumstances indicate that the carrying value of a vessel or vessel group may not be recoverable. Possible indicators of impairment may include events or changes in circumstances affecting the legal environment, the business climate, market value, extent or manner of use, and physical condition of the vessel asset. When such events or changes in circumstances exist, the Company evaluates its vessel assets for impairment by comparing undiscounted future cash flows expected to be generated over the life of each vessel asset to the respective carrying amount. If the Company’s estimate of undiscounted future cash flows for any vessel asset for which indicators of impairment exist is lower than the vessel asset’s carrying value, and the vessel’s carrying value is greater than its fair value, the carrying value is written down, by recording a charge to operations, to the vessel asset’s fair value as provided by third parties.

Estimating future cash flows requires management to make significant assumptions regarding future time charter equivalent (“TCE”) rates, vessel utilization, operating costs, drydocking expenditures and residual values. Because these assumptions are influenced by global shipping demand, vessel supply and broader economic conditions, they are subject to significant uncertainty.

Future TCE rates represent the most significant assumption in the impairment analysis. For periods covered by existing charters or contracts, contracted rates are used. For periods beyond existing contracts, the Company estimates future TCE rates based on historical performance, current market conditions and industry outlook.

For the years ended December 31, 2025 and 2024, the Company concluded that no impairment indicators were identified and therefore no impairment testing or impairment charges were required.

Changes in assumptions, particularly future charter rates or vessel market values, could materially affect the Company’s impairment analysis and could result in impairment charges in future periods.

Revenue Recognition – Voyages in Process

Revenue from voyage charters is recognized over time as the performance obligation is satisfied, generally from the commencement of loading through the completion of discharge. As of each reporting period, the Company estimates the proportion of voyages in process to determine the amount of revenue to recognize.

Estimating voyage progress requires management to make assumptions regarding the stage of completion of voyages at the reporting date. These estimates affect the amount of revenue recognized during the reporting period as well as related balances such as accounts receivable and deferred revenue.

Changes in estimates of voyage progress or voyage duration could affect the timing of revenue recognition between reporting periods.

Borrowing Activities

As of December 31, 2025 and 2024 the Company’s borrowing activities primarily consisted of:

•Long-term secured debt, refer to "Note 9, Secured long-term debt" for detail information
•Financing obligations, refer to "Note 9, Secured long-term debt" for detail information
•Finance leases, refer to "Note 10, Finance leases" for detail information

Related Party Transactions
Refer to "Note 8, Related party transactions"

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2025 or 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES

Not applicable for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting or financial disclosure during 2025 or 2024.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation performed as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were effective as of such date.

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

Management's Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Because of its inherent limitations, ICFR may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions or that compliance with policies or procedures may deteriorate.

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV. Item 15. Exhibits and Financial Statement Schedules under the heading, “Report of Independent Registered Public Accounting Firm.”

Previously Identified Material Weakness

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2024, management identified a material weakness in internal control over financial reporting regarding the application of ASC 606, Revenue from Contracts with Customers (“ASC 606”),as it relates to certain reimbursements received from its customers for expenses incurred in servicing customer contracts.During 2025, the Company implemented remediation procedures, including enhancements to review and approval procedures for revenue recognition and implementation of additional validation controls within the voyage accounting system, strengthening supervisory review processes to ensure revenue transactions are properly classified in compliance with ASC 606 and implementing controls to align general ledger account mapping with the presentation of amounts in the consolidated financial statements. Management tested these controls and concluded they were operating effectively as of December 31, 2025.

Changes in Internal Control over Financial Reporting

During 2025, the Company implemented remediation measures described above to address the material weakness previously identified.

Other than these remediation activities there were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed under this Item 10 is incorporated herein by reference to the Company’s definitive proxy statement, which will be filed with the Commission pursuant to Regulation 14A within 120 days following the end of the Company’s most recent fiscal year (the “2026 Proxy Statement”).

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of our executive officers is incorporated by reference to the text set forth in the 2026 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of shares of our common stock by certain persons is incorporated by reference to the text set forth in the 2026 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS, RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain of our transactions and director independence is incorporated by reference to the text set forth in the 2026 Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our accountant fees and services is incorporated by reference to the text set forth in the 2026 Proxy Statement under the heading “Ratification of Appointment of Independent Auditors.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Pangaea Logistics Solutions Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Pangaea Logistics Solutions Ltd. and its subsidiaries (the "Company") as of December 31, 2025, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of Long-lived Assets Impairment Indicators —Refer to Note 3 to the financial statements.

Critical Audit Matter Description

The Company’s evaluation of long-lived assets for impairment involves an initial assessment of each vessel asset to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of vessel assets are no longer recoverable. Total Vessels and vessel equipment, net as of December 31, 2025, was $669 million.

Possible indicators of impairment may include events or changes in circumstances affecting the legal environment, the business climate, market value, the extent or manner in which the vessel asset is used, or the physical condition of the vessel asset. When events or changes in circumstances exist, the Company evaluates its vessel assets for impairment by comparing undiscounted future cash flows expected to be generated over the life of each vessel asset to the respective carrying amount. If the Company’s estimate of undiscounted future cash flows for any vessel asset for which indicators of impairment exist is lower than the vessel asset’s carrying value, and the vessel’s carrying value is greater than its fair value, the carrying value is written down, by recording a charge to operations, to the vessel asset’s fair value as provided by third parties.

The Company makes significant assumptions to evaluate vessel assets for possible indicators of impairment. Changes in these assumptions could have a significant impact on the vessel assets identified for further analysis. For the year ended December 31, 2025, no impairment loss has been recognized on vessel assets.

We identified the determination of impairment indicators for vessel assets as a critical audit matter because of the significant assumptions management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of vessel assets may not be recoverable. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate whether management appropriately identified impairment indicators.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of vessel assets for possible indicators of impairment included the following, among others:

•We tested the effectiveness of the controls over management’s identification of possible circumstances that may indicate that the carrying amounts of vessel assets are no longer recoverable, including controls over management’s estimates of the events or changes in circumstances affecting the legal environment, the business climate, market value, the extent or manner in which the vessel asset is used, or the physical condition of the vessel asset.

•We evaluated management’s impairment analysis by:

◦Testing vessel assets for possible indicators of impairment, including searching external sources, including industry-specific trade publications for adverse asset-specific and/or market conditions.

◦Developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.

◦Obtaining from the Company’s management the vessel assets impairment indicators analysis and the assumptions used in the events or changes in circumstances affecting the legal environment, the business climate, market value, the extent or manner in which the vessel asset is used, or the physical condition of the vessel asset, and considered the consistency of the assumptions used with evidence obtained in other areas of the audit. This included, among others, 1) internal communications by management to the board of directors, and 2) external communications by management to analysts and investors.

/s/ Deloitte & Touche LLP

New York, New York
March 16, 2026

We have served as the Company’s auditor since 2025.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Pangaea Logistic Solutions Ltd.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Pangaea Logistics Solutions Ltd. (a Bermuda corporation) and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2013 to 2025

Boston, Massachusetts
March 17, 2025

Pangaea Logistics Solutions Ltd.
Consolidated Balance Sheets As of December 31, 2025 and 2024
(U.S. Dollars in thousands, except for share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$103,054	$86,805
Accounts receivable (net of allowance of $6,017 and $5,493 at December 31, 2025 and 2024, respectively)	55,854	42,371
Inventories	28,389	32,848
Advance hire, prepaid expenses and other current assets	28,478	29,969
Total current assets	$215,776	$191,994

Restricted cash	270	—
Fixed assets, at cost, net of accumulated depreciation of $179,988 and $151,952, at December 31, 2025 and 2024, respectively	677,518	707,826
Finance lease right of use assets, at cost, net of accumulated depreciation of $12,678 and $10,698 at December 31, 2025 and 2024, respectively	26,866	28,772
Goodwill	3,105	3,105
Other Non-current Assets	4,561	4,761
Total assets	$928,096	$936,457

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$54,257	$46,582
Related party payable	806	1,181
Deferred revenue	24,891	15,447
Current portion of long-term debt	16,910	16,576
Current portion of financing obligations	27,896	25,267
Current portion of finance lease liabilities	2,076	2,844
Dividends payable	1,198	1,211
Total current liabilities	128,034	109,108

Secured long-term debt, net	97,157	112,721
Financing Obligations, net	219,774	229,530
Finance lease liabilities, net	8,395	10,434

Commitments and contingencies - Note 12

Stockholders' equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 64,973,988 and 64,961,433 shares issued and outstanding at December 31, 2025 and 2024, respectively	7	6
Additional paid-in capital	257,072	258,660
Retained Earnings	172,255	169,155
Total Pangaea Logistics Solutions Ltd. equity	429,333	427,822
Non-controlling interests	45,403	46,843
Total stockholders' equity	474,736	474,664
Total liabilities and stockholders' equity	$928,096	$936,457

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024
(U.S. Dollars in thousands, except for share and per share data)

	Years ended December 31,
	2025	2024
Revenues (net):
Voyage revenue	$577,547	$494,107
Charter revenue	39,258	30,326
Terminal & stevedore revenue	15,236	12,103
Total revenue	632,041	536,536

Operating expenses:
Voyage expense	283,679	237,479
Charter hire expense	129,735	130,764
Terminal & stevedore expenses	12,189	9,299
Vessel operating expenses (1)	94,948	55,544
General and administrative	31,071	24,626
Depreciation and amortization	42,475	30,376
Gain on sale of vessels	(3,000)	—
Total operating expenses	591,097	488,088

Income from operations	40,944	48,449

Other (expense) income:
Interest expense	(24,006)	(17,073)
Interest income	1,632	3,023
Income attributable to Non-controlling interest recorded as long-term liability interest expense	—	(3,103)
Unrealized loss on derivative instruments	(1,355)	(953)
Other income	2,952	1,428
Total other expense, net	(20,777)	(16,679)

Net income	20,167	31,769
Income attributable to noncontrolling interests	(798)	(2,866)
Net income attributable to Pangaea Logistics Solutions Ltd.	$19,369	28,903

Earnings per common share:
Basic	$0.30	$0.64
Diluted	$0.30	$0.63

Weighted average shares used to compute earnings per common share
Basic	63,802,958	45,391,855
Diluted	64,703,473	46,046,044

 (¹) Includes related-party vessel management fees of $2,183 and $12 for the years ended December 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions Ltd.
Consolidated Statements of Equity For the Years Ended December 31, 2025 and 2024
(U.S. Dollars in thousands, except for share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount (1)
Balance at December 31, 2023	46,466,622	$5	$164,855	$159,027	$323,886	$46,310	$370,196
Share-based compensation	—	—	2,788	—	2,788	—	2,788
Equity Consideration for Strategic Shipping Inc. Acquisition	18,059,342	2	91,017		91,019		91,019
Issuance of restricted shares, net of forfeitures	435,469	—	—	—	—	—	—
Common Stock Dividend	—	—	—	(18,775)	(18,775)	—	(18,775)
Distribution to Non-Controlling Interests	—	—	—	—	—	(2,333)	(2,333)
Net income	—	—	—	28,903	28,903	2,866	31,769
Balance at December 31, 2024	64,961,433	$6	$258,660	$169,155	$427,822	$46,843	$474,664

Share-based compensation	—	—	4,111	—	4,111	—	4,111
Issuance of restricted shares, net of forfeitures	616,186	—	—	—	—	—	—
Common Stock Dividend	—	—	—	(16,327)	(16,327)	—	(16,327)
Share repurchases	(603,631)	—	(2,999)		(2,999)		(2,999)
Acquisition of noncontrolling interest	—	—	(2,700)	—	(2,700)	—	(2,700)
Contribution from Non-Controlling interest	—	—	—	57	57	252	309
Distribution to Non-Controlling interests	—	—	—	—	—	(2,490)	(2,490)
Net income	—	—	—	19,369	19,369	798	20,167
Balance at December 31, 2025	64,973,988	$7	$257,072	$172,255	$429,333	$45,403	$474,736

(1) Common stock has a par value of $0.0001 per share. Amounts are presented in thousands, and therefore par value amounts are not reflected.

The accompanying notes are an integral part of these consolidated financial statements

Pangaea Logistics Solutions, Ltd.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2025	2024
Operating activities
Net income	$20,167	$31,769
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	42,475	30,376
Amortization of deferred financing costs	1,152	1,034
Amortization of prepaid rent	118	122
Unrealized loss on derivative instruments	1,355	953
Income from equity method investee	(2,952)	(1,710)
Earnings attributable to non-controlling interest recorded as interest expense	—	3,103
Provision for doubtful accounts	1,540	1,835
Gain on sales of vessels	(3,000)	—
Drydocking costs	(17,395)	(6,202)
Share-based compensation	4,111	2,788
Change in operating assets and liabilities:
Accounts receivable	(15,024)	3,686
Inventories	4,459	(11,030)
Advance hire, prepaid expenses and other current assets	(194)	(2,689)
Accounts payable, accrued expenses, other current liabilities and related party payable	7,471	11,839
Deferred revenue	9,444	(182)
Net cash provided by operating activities	53,726	65,691

Investing activities
Purchase of vessels and vessel improvements	(2,188)	(69,265)
Net proceeds from sale of vessels	17,196	—
Acquisition of non-controlling interest	(2,700)	—
Purchase of equipment and internal use software	(4,299)	(167)
Contribution to non-consolidated subsidiaries and other investments	(733)	(172)
Dividends received from equity method investments	4,135	1,910
Net cash provided by (used in) investing activities	11,411	(67,694)

Financing activities
Proceeds from long-term debt	705	64,150
Payments of financing and issuance costs	(45)	(2,044)
Payments of long-term debt	(16,590)	(33,082)
Proceeds from financing obligations	18,000	25,000
Payments on financing obligations	(26,052)	(19,181)
Payments of finance leases	(2,844)	(2,990)
Dividends paid to non-controlling interests	(2,490)	(2,333)
Common stock accrued dividends paid	(16,303)	(18,710)
Share repurchases	(2,999)	—
Payments to non-controlling interest recorded as long-term liability	—	(21,040)
Net cash used in financing activities	(48,619)	(10,230)

Net increase (decrease) in cash and cash equivalents	16,519	(12,232)
Cash and cash equivalents at beginning of period	$86,805	$99,038
Cash, cash equivalents and restricted cash at end of period	$103,324	$86,805

Supplemental cash flow items:
Cash paid for interest	$24,315	$17,983
Acquisition of Strategic Shipping Inc. through issuance of 18,059,342 shares of common stock, with a value of $91,019 as non-cash consideration.	$—	$91,019
Fair value of loans and lease liabilities (ASC 842) assumed	$—	100,049

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

As of December 31, 2025, the Company owned three Panamax, two Ultramax Ice Class 1C, two Ultramax, eight Supramax and fourteen Handysize vessels. The Company owns two-thirds of its consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) which owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company previously owned 50% of Nordic Bulk Partners LLC. ("NBP") which owns a fleet of four Post Panamax Ice Class 1A drybulk vessels. On November 6, 2024, Pangaea Logistics Solutions Ltd. completed the acquisition of the remaining 50% equity ownership in Nordic Bulk Partners LLC from HS Nordic LLC for $19.0 million in cash, thereby securing full ownership of Nordic Bulk Partners. Refer to "Note 11, Other Long-Term Liabilities". The Company also holds a 50% interest in the owner of a deck barge. Additionally, the Company owns port and terminal operations located in Fort Lauderdale, Florida, Baltimore, Maryland, Port Aransas, Texas, Tampa, Florida, and Lake Charles, Louisiana.

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

At December 31, 2025 and 2024, entities that are consolidated pursuant to ASC 810-10, but which are not wholly-owned, include the following:

Nordic Bulk Holding Company Ltd. (“NBHC”)

Nordic Bulk Holding Company Ltd. (“NBHC”) is a corporation organized under the laws of Bermuda in October 2012. NBHC was established to own Bulk Nordic Odyssey Ltd. (“Bulk Odyssey”) and Bulk Nordic Orion Ltd. (“Bulk Orion”) and to invest in additional vessels through wholly-owned subsidiaries.

On September 28, 2020, the Company acquired an additional one-third equity interest in NBHC from an existing shareholder. As of December 31, 2025, the Company owns a two-thirds equity interest in NBHC, with the remaining one-third owned by an independent third party.

The Company determined that NBHC is a VIE and that it is the primary beneficiary of NBHC, as it has the power to direct its activities through time charter arrangements with Pangaea Denmark covering all of its owned vessels. Accordingly, the Company has consolidated NBHC for the years ended December 31, 2025 and 2024.

NBHC owns the following Marshall Island corporations for the purpose of owning the respective vessels:

• Bulk Nordic Odyssey (MI) Corp. – m/v Nordic Odyssey
• Bulk Nordic Orion (MI) Corp. – m/v Nordic Orion
• Bulk Nordic Oshima (MI) Corp. – m/v Nordic Oshima
• Bulk Nordic Olympic (MI) Corp. – m/v Nordic Olympic
• Bulk Nordic Odin (MI) Corp. – m/v Nordic Odin
• Bulk Nordic Oasis (MI) Corp. – m/v Nordic Oasis

Venture Logistics NL Inc. (“VLNL”)

Venture Logistics NL Inc. (“VLNL”) is a corporation organized under the laws of Newfoundland and Labrador, Canada on October 19, 2018. VLNL was established to own and operate a deck barge.

As of December 31, 2025, the Company holds a 50% ownership interest in VLNL, with the remaining 50% owned by an independent third party. The Company determined that VLNL is a variable interest entity (“VIE”) and that the Company is the primary beneficiary, as the Company has the power to direct the activities that most significantly impact VLNL’s economic performance through commercial and technical management arrangements. Accordingly, the Company consolidates VLNL in its consolidated financial statements.

Nordic Bulk Partners LLC (“NBP”)

Nordic Bulk Partners LLC (“NBP”) is a limited liability company organized under the laws of the Republic of the Marshall Islands in September 2019. NBP was established to fund the construction and subsequently own four Post-Panamax newbuilding vessels through its wholly-owned subsidiaries: Bulk Seven, Bulk Eight, Bulk Nine, and Bulk Ten.

These subsidiaries were formed in September 2019 to construct and own the following vessels, all of which were delivered in 2021:
• m/v Nordic Nuluujaak
• m/v Nordic Qinngua
• m/v Nordic Sanngijuq
• m/v Nordic Siku

Prior to November 6, 2024, the Company held a 50% equity interest in NBP. On November 6, 2024, Pangaea Logistics Solutions Ltd. acquired the remaining 50% equity interest in NBP from HS Nordic LLC for $19.0 million in cash, resulting in full ownership of NBP.

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

The consolidated financial statements include the accounts of Pangaea Logistics Solutions Ltd. and its subsidiaries, and all intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, amounts are presented in thousands of U.S. dollars, except for share amounts, per share amounts and certain operating metrics, including time charter equivalent (“TCE”) rates, operating expense per day and Baltic Dry Index (“BDI”) data.

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

Revenue Recognition

Voyage Charter Revenue

Voyage revenues represent revenues earned by the Company from providing transportation services under voyage charters. A voyage charter involves the carriage of a specified quantity and type of cargo from a load port to a discharge port.

The Company’s performance obligation is to transport the cargo from the load port to the discharge port. Consideration under these contracts is generally determined based on a freight rate per metric ton of cargo transported or, in certain cases, a lump-sum freight amount for the entire voyage.

Revenue is recognized over time using the input method, proportionate to the days elapsed relative to the total estimated duration of the voyage. Voyage revenue is recognized over the period between the load port and discharge port and is presented net of address commissions.

Demurrage, which is included in voyage revenues, represents payments by the charterer when loading or discharging time exceeds the stipulated time in the voyage charter. Conversely, the charterer may receive credits if loading or discharging occurs within the allowed laytime. Demurrage and despatch represent variable consideration and are estimated at contract inception and updated as necessary.

Time Charter Revenue

Charter revenues relate to time charter arrangements under which the Company provides a vessel to a charterer for a specified period of time.

These arrangements are accounted for as operating leases under ASC 842 and therefore do not fall within the scope of ASC 606.

Revenue from time charters is recognized on a straight-line basis from the delivery of the vessel to the charterer until the vessel is redelivered to the Company. Revenue is not earned during off-hire periods, which generally occur when a vessel is unavailable for service due to repairs, maintenance, or other circumstances.

Contract Fulfillment Costs

Costs incurred in fulfilling voyage charter contracts that meet the capitalization criteria under ASC 340-40 are deferred and recognized as the related performance obligations are satisfied.

These costs primarily consist of bunker consumption, port expenses, and charter hire expenses incurred after completion of the previous vessel employment and prior to arrival at the load port. Such costs are capitalized within bunker inventory, advance hire, prepaid expenses and other current assets and are recognized as expenses as the related voyage revenues are recognized.

Stevedoring and Terminal Services

In stevedoring service contracts, the Company provides cargo handling services and is generally compensated based on a rate per unit of cargo handled. Revenue is recognized when the related services are performed.

In terminal service contracts, the Company performs a range of port terminal activities including labor, storage, handling and cargo transfer. Revenue is recognized over time or at a point in time depending on the nature of the performance obligation.

Contract Assets and Contract Liabilities

Assets and liabilities related to voyage contracts are reported on a contract-by-contract basis at the end of each reporting period.

Contract assets include accrued receivables that arise when revenue is recognized in advance of billing. Contract liabilities consist primarily of deferred revenue, which arises when amounts are billed to or collected from customers in advance of revenue recognition and are generally recognized within twelve months.

As a practical expedient, the Company has elected not to disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations for contracts with an original expected duration of one year or less.

Deferred Revenue

Cash received in advance of providing services is recorded as deferred revenue. Deferred revenue recognized in the consolidated balance sheets is expected to be realized within twelve months of the balance sheet date. Deferred revenue recognized during the years ended December 31, 2025 and 2024 included amounts that were recorded as deferred revenue as of December 31, 2024 and December 31, 2023, respectively.

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

At December 31, 2025, one customer represented 28% of the Company’s trade accounts receivable. At December 31, 2024, there were two customers that accounted for 49% of the Company’s trade accounts receivable, one accounted for 35% and the other accounted for 14%.

At December 31, 2025, the United States accounted for 55% of accounts receivable. At December 31, 2024, the United States and Canada accounted for 67% of accounts receivable.

For the year ended December 31, 2025, the Company had two countries that accounted for at least 10% of revenue; the United States represents 28% and Canada represents 10%. For the year ended December 31, 2024, the Company had two countries that accounted for at least 10% of revenue; the United States represents 32% and Canada represents 14%.

For the year ended December 31, 2025, no customer accounted for 10% or more of total revenue. For the year ended December 31, 2024, one customers accounted for 10% or more of total revenue.

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

At December 31, 2025, and 2024, the Company provided an allowance for credit losses of $6,017 and $5,493 respectively, for amounts that are not expected to be fully collected. The provision for credit losses was $1,540 in 2025 and $1,835 in 2024. Write-offs totaled $1,016 in 2025 and $2,000 in 2024, reflecting amounts determined to be uncollectible.

Bunker Inventory

Inventory is primarily consists of consumable bunker fuel purchased and stored onboard vessels. Inventory is measured at the lower of cost, determined using the first-in, first-out method, or net realizable value.

Advance Hire, Prepaid Expenses and Other Current Assets

Advance hire represents payments made to vessel owners under time charter arrangements for hire periods subsequent to the balance sheet date. Hire is typically paid in advance for the following fifteen days, although intervals may vary depending on the terms of the time charter agreement.

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

Cash margin on deposit represents collateral posted with derivative counterparties. Derivative assets represent the fair value of derivative instruments when the mark-to-market value of the contracts is favorable to the Company.

Other current assets primarily include various operational deposits and other miscellaneous receivables.

At December 31, advance hire, prepaid expenses and other current assets were comprised of the following:

	December 31, 2025	December 31, 2024
Advance hire	$3,394	$3,348
Prepaid expenses	7,916	9,517
Accrued receivables	11,184	7,352
Cash margin on deposit	572	3,268
Derivative assets	524	2,047
Other current assets	4,887	4,436
Total	$28,478	$29,969

Other Non-current Assets

At December 31, other non-current assets were comprised of the following:

Name	December 31, 2025	December 31, 2024
Intangible Assets, net - Note 16: Acquisitions (1)	$576	$1,009
Investment in Seamar Managements S.A.	—	236
Investment in Bay Stevedoring	2,032	1,895
Investment in Narragansett Bulk Carriers (US) Corp	520	520
Other investments	1,433	1,101
Total	$4,561	$4,761

(1) Intangible assets represent acquired assets, including licenses, contracts, and other rights, net of accumulated amortization totaling $1,675.

Depreciation of Vessels and Other Fixed Assets

Vessels and other fixed assets are stated at cost less accumulated depreciation. Vessel cost includes the contract price and acquisition costs. Significant improvements are capitalized, while maintenance and repairs that do not improve or extend the useful lives of the vessels are expensed as incurred.

Depreciation of vessels is calculated using the straight-line method over their estimated useful lives, based on cost less estimated salvage value. Prior to January 1, 2026, depreciation excluded periods during which a vessel was in dry dock. Effective January 1, 2026, the Company revised its depreciation policy to include periods during which a vessel is in dry dock in the calculation of depreciation expense.

Each vessel’s salvage value is equal to the product of its lightweight tonnage and an estimated scrap rate. The Company estimates scrap rates based on historical average demolition prices per lightweight ton. Effective January 1, 2026, the Company increased the estimated scrap rate from $300 per ton to $400 per ton, supported by historical demolition prices over the past 15 years.

Additionally, effective January 1, 2026, the Company revised the estimated useful life of its dry bulk vessels from a range of 25 years to 30 years to 25 years from the date of initial delivery from the shipyard, based on historical demolition experience and industry practice. The remaining estimated useful lives of the current fleet range from 5 to 20 years.

The changes in estimated scrap rate, useful lives and depreciation methodology are accounted for prospectively as changes in accounting estimates in accordance with ASC 250, Accounting Changes and Error Corrections.

Other fixed assets primarily relate to the Company’s port terminal operations and consist mainly of buildings and infrastructure, mobile equipment, vehicles, furniture and fixtures, and operational gear and attachments. These assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally seven years for buildings and infrastructure and furniture and fixtures, and five years for mobile equipment, vehicles and operational gear and attachments. Depreciation begins when the asset is placed into service.

The Company periodically reviews the estimated useful lives and residual values of its vessels and other fixed assets and adjusts these estimates prospectively when appropriate.

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

Long-lived Assets Impairment Considerations

The Company evaluates the recoverability of its vessel assets in accordance with ASC 360, Property, Plant, and Equipment. Possible indicators of impairment may include events or changes in circumstances affecting the legal environment, the business climate, market value, the extent or manner in which the vessel asset is used, or the physical condition of the vessel asset.

When such events or changes in circumstances exist, the Company evaluates its vessel assets for impairment by comparing the undiscounted future cash flows expected to be generated over the remaining useful life of each vessel asset to its respective carrying amount. If the estimated undiscounted future cash flows for a vessel asset are less than the carrying amount, the Company then compares the carrying value of the vessel asset to its estimated fair value. If the carrying value exceeds fair value, the vessel asset is written down to its fair value and an impairment loss is recognized in the consolidated statements of operations.

The Company makes significant assumptions when evaluating vessel assets for possible indicators of impairment, including assumptions regarding future charter rates, vessel operating costs, utilization levels and residual values. Changes in these assumptions could have a significant impact on the vessel assets identified for further analysis.

For the year ended December 31, 2025, the Company did not identify any impairment indicators and no impairment loss was recognized on vessel assets.

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

The components of net debt issuance costs and bank fees, which are included in secured long-term debt on the consolidated balance sheets are as follows:

	December 31,
	2025	2024
Debt issuance costs and bank fees paid to financial institutions	$9,644	$7,600
Additional debt issuance costs	45	2,044
Less: accumulated amortization	(6,295)	(5,143)
Unamortized debt issuance costs and bank fees	$3,394	$4,501

Amortization included in interest expense	$1,152	$1,034

Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	December 31,
	2025	2024
Accounts payable	$14,328	$14,817
Accrued voyage expenses	13,013	7,670
Bunkers suppliers	8,232	7,701
Charter hire payable	7,829	10,420
Accrued compensation	3,791	3,660
Derivative liabilities	1,189	1,183
Accrued expenses - others	5,876	1,130
Total	$54,257	$46,582

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

In the 2023 Budget, the Bermuda government announced the formation of an International Tax Working Group consisting of specialists in international tax matters and representatives of various bodies whose members may be directly impacted by such matters to examine how Bermuda can appropriately implement the Global Minimum Tax initiative. The Working Group reported its findings and provided recommendations to the Bermuda Government in July 2023. The Bermuda Government subsequently issued three public consultation papers as part of its considerations on the introduction of a corporate income tax in Bermuda, on August 8, 2023, October 5, 2023 and November 10, 2023. On December 15, 2023, the Bermuda House of Assembly passed the Corporate Income Tax Act, 2023 (the “CIT Act”), which was also passed by the Senate on December 18, 2023 and will become fully operative with respect to the imposition of corporate income tax on January 1, 2025.

Under the CIT Act, Bermuda corporate income tax will be chargeable in respect of fiscal years beginning on or after January 1, 2025 and will apply only to Bermuda entities that are part of multinational enterprise groups with EUR 750 million or more in annual revenues in at least two of the four fiscal years immediately preceding the fiscal year in question (“Bermuda Constituent Entity Group”). Where corporate income tax is chargeable to a Bermuda Constituent Entity Group, the amount of corporate income tax chargeable for a fiscal year shall be (1) 15% of the net taxable income of the Bermuda Constituent Entity Group less (2) tax credits applicable to the Bermuda Constituent Entity Group under Part 4 of the CIT Act, or as prescribed. The CIT Act introduces certain “qualified refundable tax credits” which are expected to be developed to incentivize companies to support Bermuda residents through investments in key areas such as education, healthcare, housing and other initiatives to support workforce development. Bermuda will continue to monitor developments globally as other jurisdictions implement the OECD’s Global Minimum Tax standards.

The imposition of a Bermuda corporate income tax could, if applicable to the Company or any Bermuda incorporated subsidiary of the Company, have a material adverse effect on the Company’s financial condition and results of operations.

Pangaea Denmark, a wholly-owned subsidiary of the Company, is subject to a Danish tonnage tax. Pangaea Denmark is not taxed on the basis of their actual income derived from their business but on an alternative income determination based on the net tons carrying capability of their fleet. As the tax is not determined based on taxable income, Pangaea Denmark’s tax expense of approximately $366 and $389 is included within voyage expenses in the accompanying consolidated statements of income as of December 31, 2025 and 2024, respectively.

Shipping income derived from sources outside the United States is generally not subject to United States federal income tax. U.S. sourced income from the international operation of ships that is considered qualified income and earned by a qualified foreign corporation may also be exempt from U.S. federal income taxation. The exemption requires that a number of tests be satisfied, including qualifying income earned subject to an equivalent exemption in a qualified country and that the qualified foreign corporation meets the qualified foreign country, qualified income, stock ownership tests and substantiation requirements. The Company believes that it meets all of the tests necessary to qualify for the exemption under Section 883 of the Internal Revenue Code. To the extent the Company is unable to qualify for this exemption, the Company would be subject to U.S. federal income taxation of 4% of its U.S. shipping income on a gross basis without deductions. If certain other conditions are present, as defined in the Code, U.S. source shipping income, net of applicable deductions, may be subject to federal income tax of up to 21% and a 30% branch profits tax. The Company believes that none of its U.S. source shipping income is effectively connected with the conduct of a U.S. trade or business.

The earnings from the Company’s international shipping operations are generally not subject to U.S. or foreign income taxation. However, income derived from domestic operations and certain non-shipping activities conducted in the United States is subject to U.S. federal and applicable state income taxes. As a result of the U.S.-based terminal acquisitions completed in June 2023 and the subsequent expansion of terminal operations in 2025, a portion of the Company’s income generated by its fully consolidated subsidiaries is subject to U.S. taxation. Certain subsidiaries also operate in foreign jurisdictions, including Greece through Seamar Management S.A.; however, the Company did not incur material income tax obligations in those jurisdictions for the periods presented.

For the years ended December 31, 2025 and 2024, the Company recorded income tax expense of approximately $0.5 million and $0.3 million, respectively, primarily related to its U.S. terminal operations. These amounts were included in other income in the Consolidated Statements of Income.

Where required, the Company complies with income tax filings in its various jurisdictions of operations. As of December 31, 2025 and 2024, the Company is not subject to U.S. federal or foreign examinations by tax authorities for years before 2020.

Restricted Common Share Awards

Compensation cost of restricted share awards is measured using the grant date fair value of the Company's common shares, as quoted on the Nasdaq Capital Market, multiplied by the total number of shares granted with no forfeiture rate applied. Compensation cost is amortized according to the vesting period indicated in the grant agreement. Total compensation cost recognized during the years ended December 31, 2025 and 2024 is $4,111 and $2,788, respectively, which is included in general and administrative expenses in the consolidated statements of income.

Dividends

Dividends on common stock are recorded when declared by the Board of Directors. While there are no specific restrictions at the parent company level, certain subsidiaries are subject to restrictions under credit agreements that may limit their ability to declare and distribute dividends to the parent company. For more information on common stock dividends, refer to Note 15, "Stock Incentive Plans and Non-controlling interest."

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

Equity Method Investments

The Company accounts for its investments in entities over which it exercises significant influence under the equity method of accounting. The Company recognizes its share of the investee’s earnings or losses in the consolidated statements of income. Distributions received from equity method investees are evaluated using the nature of distribution approach. Under this approach, distributions received are classified as cash flows from operating activities to the extent they represent returns on investment and as cash flows from investing activities to the extent they represent returns of investment.

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

Segment Reporting

Operating segments are components of a business that engage in revenue-generating activities and incur expenses for which discrete financial information is available and whose operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess performance. The Company’s Chief Executive Officer serves as the CODM. Segment information is prepared on the same basis that the CODM uses to manage the Company’s operations, evaluate financial performance, and make key operating decisions.

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

Fair Value of Financial Instruments

The Company measures the fair value of financial instruments in accordance with ASC 820, Fair Value Measurement, which establishes a hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to observable inputs and the lowest priority to unobservable inputs and is defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 – Unobservable inputs reflecting the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short-term maturities of these instruments. The carrying amount of the Company’s floating rate long-term debt approximates fair value due to the variable interest rates associated with these related credit facilities.

The fair value of the Company’s fixed-rate long-term debt is estimated using Level 2 inputs, based on market interest rates for similar instruments with comparable terms and credit characteristics.

At December 31, 2025 and 2024, the Company had eleven and eight fixed rate debt facilities, respectively, outstanding. The aggregate carrying amounts and estimated fair values of the Company’s fixed-rate long-term debt, financing obligations and finance leases are presented below:

	December 31, 2025	December 31, 2024
Carrying amount	$120,849	$120,027
Fair value	$117,356	$113,339

Leases

Under time charter agreements, charterers have the right to control the use of the vessel and direct how and for what purpose the vessel is used during the charter period. Accordingly, the Company has determined that time charter agreements contain a lease component and accounts for these arrangements in accordance with ASC 842, Leases. During the charter period, the Company remains responsible for operating and maintaining the vessels, and these costs are recorded as vessel operating expenses in the Consolidated Statements of Income. The Company has elected the practical expedient under ASC 842 to combine lease and non-lease components for these arrangements, as the timing and pattern of transfer for the lease and related services are the same and the lease component would be classified as an operating lease if accounted for separately.

At December 31, 2025, the Company had seven vessels chartered to customers under time charter agreements that contain leases. These leases had original terms ranging from 25 days to 182 days. Lease payments expected to be received under these arrangements totaled approximately $4,717 as of December 31, 2025. All lease payments are expected to be received within one year, as each of the time charters is scheduled to be completed within one hundred twelve days or less. The Company does not have any options to extend or terminate these leases.

At December 31, 2024, the Company had six vessels chartered to customers under time charter agreements that contain leases. These leases had original terms ranging from 35 days to 165 days. Lease payments expected to be received under these arrangements totaled approximately $2,389 as of December 31, 2024. All lease payments were expected to be received within one year, as each of the time charters was scheduled to be completed within one hundred four days or less.

Lessee Arrangements

The Company does not have any sales-type or direct financing leases.

The Company does not have any long-term vessel operating leases as a lessee and has elected the practical expedient related to leases with terms of 12 months or less. The Company's finance lease right-of-use assets and finance lease liabilities were previously presented as “assets under finance lease” and “obligations under finance leases” in prior period financial statements, with no other changes resulting from adoption of the standard.

In addition, the Company maintains five non-cancelable office leases and non-cancelable office equipment leases. The related right-of-use assets and lease liabilities are not material to the consolidated financial statements. Lease costs associated with these arrangements consist primarily of operating lease costs and are recognized within general and administrative expenses in the Consolidated Statements of Income.

Recent Accounting Standards

The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (the “FASB”). ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This update provides guidance on identifying the accounting acquirer when a variable interest entity (“VIE”) that meets the definition of a business is acquired primarily through the exchange of equity interests. The amendments are intended to improve consistency in determining the accounting acquirer in transactions involving VIEs that qualify as businesses.

The standard becomes effective for annual periods beginning after December 15, 2026, and for interim periods within those fiscal years. Early adoption is permitted. The guidance is applied prospectively to applicable transactions occurring after the adoption date.

Because the amendments apply to specific transaction structures involving the acquisition of a VIE that meets the definition of a business, the Company expects the impact of this guidance to depend on the nature and structure of future acquisition transactions. The Company is currently evaluating the potential impact of ASU 2025-03 on its consolidated financial statements and related disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (Topic 326). The amendments provide a practical expedient and an accounting policy election for estimating expected credit losses on current accounts receivable and contract assets arising under ASC 606. The standard is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods, with early adoption permitted. The amendments are to be applied prospectively. The Company is currently evaluating the adoption of this standard and does not expect the adoption of ASU 2025-05 to have a material impact on its consolidated financial statements or related disclosures.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. Restricted cash primarily represents cash pledged as collateral under certain financing arrangements and amounts held in margin accounts related to derivative instruments and therefore is not available for general corporate purposes.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same amounts shown in the consolidated statement of cash flows:

	December 31, 2025	December 31, 2024
Money market accounts – cash equivalents	$24,828	$33,239
Time deposit accounts - cash equivalents	3,000	10,204
Cash (1)	75,226	43,362
Cash and cash equivalents	103,054	86,805
Restricted cash (2)	$270	$—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$103,324	$86,805
(1) It consists of cash deposits at various major banks.
(2) Amounts included in restricted cash represent cash pledged as collateral under certain insurance policies and are therefore not available for general corporate purposes.

As of December 31, 2025 and December 31, 2024, we held cash and cash equivalents in the following subsidiaries:

Cash and cash equivalents	December 31, 2025	December 31, 2024
Pangaea (1)	$94,958	$73,909
NBHC (2)	7,784	12,063
Deck Barge (3)	312	833
Total cash and cash equivalents	$103,054	$86,805

(1) Held by 100% owned Pangaea consolidated subsidiaries
(2) Held by a 67% owned Pangaea consolidated subsidiary
(3) Held by a 50% owned Pangaea consolidated subsidiary

NOTE 5 - VARIABLE INTEREST ENTITIES

The Company’s involvement with variable interest entities (“VIEs”) primarily relates to vessel-owning entities and joint ventures established to own and operate vessels or related logistics assets. These entities are generally structured with limited equity at risk and are financed primarily through secured debt arrangements, which may cause them to qualify as VIEs under Accounting Standards Codification (“ASC”) 810, Consolidation.

In determining whether the Company is the primary beneficiary of a VIE, management evaluates whether the Company has both (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Activities that most significantly affect the economic performance of these entities typically include commercial management, technical management, chartering decisions, financing arrangements, and vessel operating decisions. These determinations require judgment and consideration of the contractual arrangements governing each entity.

The Company determined that it is the primary beneficiary of these VIEs and therefore consolidates them in its consolidated financial statements.

The assets of consolidated VIEs can generally only be used to settle obligations of those respective entities and are not available to satisfy the obligations of the Company or other consolidated subsidiaries. Similarly, creditors of consolidated VIEs generally have no recourse to the general credit of the Company.

The Company’s exposure to loss in these entities is generally limited to its equity investment, any outstanding receivables, and commitments to provide financial or operational support, if applicable. The Company believes that its involvement with these VIEs does not expose it to losses in excess of the amounts recorded in the consolidated financial statements.

As of December 31, 2025 and 2024, the Company did not have any material variable interests in VIEs that were not consolidated.

As of December 31, 2025, the Company has identified the following variable interest entities (VIEs): Bulk Pride, Bulk PODS, Bulk Spirit, Bulk Independence, Bulk Friendship, Bulk Courageous, Bulk Valor, Bulk Promise, Phoenix Bulk 25, Bulk Sachuest, Bulk Prudence, Bulk Brenton, Bulk Patience, NBV, Long Wharf, NBHC, BVH, NBP, FVL, VBC, VNLN, Pangaea Logistics Solutions (US) LLC, Renaissance Holdings LLC, Strategic Alliance, Strategic Equity, Strategic Explorer, Strategic Fortitude, Strategic Harmony, Strategic Synergy, Strategic Tenacity, Strategic Unity, Strategic Venture, Strategic Resolve, Strategic Vision, Strategic Entity, Strategic Spirit, and Strategic Savannah.

Similarly, as of December 31, 2024, the identified VIEs are Bulk Freedom, Bulk Pride, Bulk PODS, Bulk Spirit, Bulk Independence, Bulk Friendship, Bulk Courageous, Bulk Valor, Bulk Promise, Phoenix Bulk 25, Bulk Sachuest, Bulk Prudence, Bulk Brenton, Bulk Patience, NBV, Long Wharf, NBHC, BVH, NBP, FVL, VBC, VNLN, Pangaea Logistics Solutions (US) LLC, Renaissance Holdings LLC, Strategic Alliance, Strategic Equity, Strategic Explorer, Strategic Fortitude, Strategic Harmony, Strategic Synergy, Strategic Tenacity, Strategic Unity, Strategic Venture, Strategic Endeavor, Strategic Resolve, Strategic Vision, Strategic Entity, Strategic Spirit, and Strategic Savannah.

After eliminating any intercompany transactions and balances, the aggregate carrying values of the VIEs’ assets and liabilities in the consolidated balance sheets were as follows:

	December 31, 2025
	Ship-owning (1)	NBHC	NBV	Long Wharf	VLNL	PANL US
Total assets	$371,961	$83,266	$33,105	$1,863	$1,007	$10,749
Total liabilities	$341,213	$39,586	$20,881	$1,863	$5	$6,248
Total stockholders' equity	$30,748	$43,680	$12,224	$—	$1,002	$4,501
Non-controlling interest (2)	$—	$44,423	$—	$—	$980	$—

	December 31, 2024
	Ship-owning (1)	NBHC	NBV	Long Wharf	VLNL	PANL US
Total assets	$373,481	$89,917	$42,900	$1,859	$941	$5,958
Total liabilities	$365,742	$42,681	$23,641	$1,859	$17	$3,055
Total stockholders' equity	$7,739	$47,236	$19,258	$—	$924	$2,904
Non-controlling interest (2)	$—	$45,608	$—	$—	$1,235	$—

(1)Includes all wholly-owned subsidiaries, refer to Note 2 "Nature of Organization" for additional information.
(2)Non-controlling interest is held by third parties.

NOTE 6 - FIXED ASSETS

At December 31, fixed assets consisted of the following:

	December 31, 2025	December 31, 2024
Vessels and vessel upgrades	$815,751	$830,921
Capitalized dry docking	30,271	21,547
	846,022	852,468
Accumulated depreciation and amortization	(176,650)	(148,915)
Vessels, vessel upgrades and capitalized dry docking, net	669,372	703,553

Land and building	3,236	3,003
Computers, equipment and internal use software	8,249	4,308
Other fixed assets	11,484	7,310
Accumulated depreciation	(3,337)	(3,037)
Other fixed assets, net	8,147	4,273

Total fixed assets, net	$677,518	$707,826

At December 31, vessels under finance leases consisted of the following:

	December 31, 2025	December 31, 2024
Vessels under finance lease	$39,544	39,469
Accumulated depreciation and amortization	(12,678)	(10,698)

Vessels under finance lease, net	$26,866	$28,772

The net carrying value of the Company’s fleet consists of the following:

	December 31,
	2025	2024
Owned vessels
m/v NORDIC ODYSSEY (1)	$16,768	$17,181
m/v NORDIC ORION (1)	16,652	18,144
m/v NORDIC OSHIMA (1)	21,599	23,106
m/v NORDIC OLYMPIC (1)	22,436	22,089
m/v NORDIC ODIN (1)	22,593	21,980
m/v NORDIC OASIS (1)	23,851	23,436
m/v NORDIC NULUUJAAK (2)	33,298	34,667
m/v NORDIC QINNGUA (2)	33,305	34,655
m/v NORDIC SANNGIJUQ (2)	32,973	34,291
m/v NORDIC SIKU (2)	33,349	34,672
m/v BULK ENDURANCE	19,417	20,616
m/v BULK PRUDENCE	25,478	26,744
m/v BULK COURAGEOUS	15,347	16,028
m/v BULK CONCORD	16,739	18,511
m/v BULK FREEDOM	—	7,326
m/v BULK PRIDE	10,698	10,678
m/v BULK SPIRIT	10,682	11,961

	December 31,
	2025	2024
Owned vessels
m/v BULK PATIENCE	27,066	28,240
m/v BULK BRENTON	27,079	28,256
m/v BULK SACHUEST	15,401	15,678
m/v BULK INDEPENDENCE	11,756	12,622
m/v BULK FRIENDSHIP	11,087	11,957
m/v BULK VALOR	16,695	15,726
m/v BULK PROMISE	17,234	16,344
m/v STRATEGIC FORTITUDE	17,406	16,874
m/v STRATEGIC RESOLVE	14,929	14,606
m/v STRATEGIC EXPLORER	14,646	14,606
m/v STRATEGIC ENTITY	15,060	14,606
m/v STRATEGIC SYNERGY	13,501	14,062
m/v STRATEGIC ALLIANCE	13,501	14,062
m/v STRATEGIC UNITY	13,502	14,062
m/v STRATEGIC HARMONY	13,501	14,062
m/v STRATEGIC EQUITY	13,501	14,062
m/v STRATEGIC VENTURE	13,502	14,062
m/v STRATEGIC SAVANNAH	10,984	11,431
m/v STRATEGIC SPIRIT	11,401	11,068
m/v STRATEGIC VISION	10,591	11,068
m/v STRATEGIC TENACITY	10,247	10,705
m/v STRATEGIC ENDEAVOR	—	7,711
MISS NORA G. PEARL (3)	1,597	1,597
	$669,372	$703,553
Other fixed assets, net	8,147	4,273
Total fixed assets, net	$677,518	$707,826

Right of Use Assets
Finance lease right of use assets:
m/v BULK XAYMACA	10,127	11,042
m/v BULK DESTINY	16,740	17,729
	$26,866	$28,772

(1)Vessels are owned by NBHC, a consolidated joint venture in which the Company has a two-third ownership interest at December 31, 2025         and December 31, 2024.

(2)Vessels are owned by NBP, a consolidated joint venture in which the Company had a 50% ownership interest prior to November 6, 2024, at which time the Company acquired the remaining 50% interest in NBP from a non-affiliate, resulting in full ownership of NBP's fleet of four Post Panamax Ice Class 1A dry bulk vessels at December 31, 2024.

(3)Barge is owned by a 50% owned consolidated subsidiary.

The Company capitalized drydocking costs totaling $17.4 million and $6.2 million in the twelve months ended December 31, 2025 and 2024, respectively. The amortization period of the capitalized dry docking costs is within the remaining useful life of these vessels and is amortized over the estimated period to next drydocking. These costs are recorded in Fixed assets, net or Finance lease right of use assets, net in the Consolidated Balance Sheets.

NOTE 7 - MARGIN ACCOUNTS, DERIVATIVES AND FAIR VALUE MEASURES

Margin Accounts

During December 31, 2025 and 2024, the Company was party to forward freight agreements and fuel swap contracts in order to mitigate the risk associated with volatile freight rates and fuel prices. Under the terms of these contracts, the Company is required to deposit funds in margin accounts if the market value of the hedged item declines. The funds are required to remain in margin accounts as collateral until the market value of the items being hedged return to preset limits. The margin accounts are included in advance hire, prepaid expenses and other current assets in the consolidated balance sheets at December 31, 2025 and 2024.

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

Interest rate cap

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps and interest rate caps as part of its interest rate risk management strategy. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract. In January 2020, the Company entered into four interest rate cap contracts with total notional amount of $101.0 million as of December 31, 2025 at a cost of $628 to mitigate the risk associated with increases in interest rates on our sale and lease back financing arrangements of the four new-building vessels. In the event that the three-month SOFR rate rises above the applicable strike rate of 3.51%, the Company would receive quarterly payments related to the spread difference. These interest rate cap agreements do not qualify for hedge accounting treatment.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and December 31, 2024:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	12/31/2025	12/31/2024	Balance Sheet Location	12/31/2025	12/31/2024
Margin accounts (1)	Other current assets	$572	3,268	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$177	$—	Other current liabilities	$—	$1,045
Fuel derivatives (2)	Other current assets	$—	$—	Other current liabilities	$1,189	$138
Interest rate cap (2)	Other current assets	347	$1,873	Other current liabilities		$—

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

Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
Level 3 – Inputs that are unobservable (for example cash flow modeling inputs based on assumptions).

Fair Value Measurements on a Recurring Basis as of December 31, 2025 and 2024:

	December 31, 2025				December 31, 2024
Derivative Instruments	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3
Asset Derivative:
Margin accounts	$572	$572	$—	$—	$3,268	$3,268	$—	$—
Forward freight agreements	177	177	—	—	—	—	—	—
Fuel derivatives	$—	—	—	—	—	—	—	—
Interest rate cap	347	—	347	—	1,873	—	1,873	—
Total Asset Derivatives	1,096	749	347	—	5,141	3,268	1,873	—
Liability Derivative:
Forward freight agreements	—	—	—	—	1,045	—	1,045	—
Fuel derivatives	1,189	—	1,189	—	138	—	138	—
Interest rate cap	—	—	—	—	—	—	—	—
Total Liability Derivatives	$1,189	$—	$1,189	$—	$1,183	$—	$1,183	$—

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the twelve months ended December 31, 2025 and 2024:

	Unrealized gain (loss) on derivative instruments
	For the year ended December 31,
Derivative instruments	2025	2024
Forward freight agreements	$1,222	$172
Fuel derivatives	(1,051)	385
Interest rate cap	(1,526)	(1,511)
Total loss	$(1,355)	$(953)

The estimated fair values of the Company’s forward freight agreements and fuel derivatives are based on market prices obtained from an independent third-party valuation specialist. Such quotes represent the estimated amounts the Company would receive to terminate the contracts.

NOTE 8 - RELATED PARTY TRANSACTIONS

Amounts and notes payable to related parties consist of the following:

	December 31, 2025	Activity	December 31, 2024
Trade payables due to Seamar (i)	$—	$1,181	$(1,181)
MTM Ship Management (“MTM”) (ii)	$(806)	$(4,595)	$3,790

i.Seamar Management S.A. ("Seamar"): In the second quarter of 2025 the Company consolidated Seamar Management. Accordingly, the intercompany payable balance was eliminated upon consolidation.
ii.A member of the Board of Directors has partial ownership in MTM Ship Management.

On December 30, 2024, the Company completed its merger with Renaissance Holdings LLC, a wholly owned subsidiary of Strategic Shipping Inc. (“SSI”). In connection with the merger, the Company entered into a Technical Management Agreement with MTM Ship Management (“MTM”), designating MTM as the technical manager for certain vessels within the Company’s fleet.

Under this agreement, MTM provides technical management services including vessel maintenance, crew management, procurement and regulatory compliance.

For the year ended December 31, 2025 and for the period from December 30, 2024 through December 31, 2024, the Company incurred technical management fees of approximately $2,183 and $12, respectively, under this arrangement, which are included in Vessel Operating Expenses in the Consolidated Statements of Operations.

NOTE 9 - SECURED LONG-TERM DEBT AND FINANCING OBLIGATIONS

As of December 31, 2025, the Company’s outstanding long-term debt consists of the following:

	December 31, 2025	December 31, 2024	Interest Rate (%) (1)	Maturity Date
Long-Term Debt
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	$8,575	$10,573	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3)	30,200	35,000	3.38%	June 2027
$50 Million Senior Secured Term Loan Facility - Dated August 14, 2024 (4)	42,254	46,966	6.99%	May 2029
Bulk Valor Corp. Loan and Security Agreement (2)	7,280	8,707	3.29%	June 2028
Bulk Promise Corp. (2)	6,917	8,301	5.45%	October 2027
Bulk Sachuest (2)	6,052	6,919	6.19%	October 2029
Bulk Prudence	13,465	14,853	6.53%	July 2029
Pangaea Texas LLC (2)	691	—	1.74%	November 2029
Total Long-Term Debt	$115,434	$131,319
Less: Unamortized Debt Issuance Costs	(1,366)	$(2,022)
	$114,067	$129,297
Less: current portion	(16,910)	(16,576)
Secured long-term debt, net	$97,157	$112,721

(1)As of December 31, 2025.
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

All the loan terms and key financial covenants for all outstanding debt as of December 31, 2024, remain unchanged as of December 31, 2025. The Company was in compliance with all financial covenants as of December 31, 2025 and 2024. All outstanding loans are secured by the respective underlying assets.

Long-Term Debt Activity in 2025

During the year ended December 31, 2025, the Company entered into the following new long-term debt arrangements. Borrowings outstanding as of December 31, 2025 that were entered into prior to January 1, 2025, including their terms, covenants and repayment schedules, are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

$0.7 million Installment Sale Contract

On October 31, 2025, Pangaea Texas LLC, a wholly-owned subsidiary of the Company, entered into a $0.7 million installment sale contract with HOLT Texas, Ltd. in connection with the purchase of two 2025 Caterpillar 938-14 wheel loaders. The total amount financed under the contract was $705, inclusive of taxes and fees.

The contract bears interest at a fixed annual rate of 1.74% and is payable in 48 equal monthly installments, with a final maturity date of November 10, 2029. Aggregate annual principal and interest payments are approximately $183 in 2026, 2027 and 2028, and $167 in 2029. Total interest payable over the term of the contract is approximately $25.

The obligations are guaranteed by the Company and certain affiliates, secured by the financed equipment, and subject to customary events of default and acceleration provisions. The borrower may prepay in full, subject to an administrative fee.

As of December 31, 2025, the Company is in compliance with all the financial covenants.

Debt Repayments in 2025

Loans that matured and were fully repaid during the year are reflected in the maturity date of the table above.

The future minimum annual payments under the debt agreements are as follows:

Years ending December 31,
2026	$22,402
2027	50,544
2028	14,500
2029	42,112
Total future minimum payments	129,557
Less: Interest	(14,124)
Less: Unamortized debt issuance costs	(1,366)
Total debt obligation	114,067
Less: current portion	(16,910)
Secured long-term debt, net	$97,157

Financing Obligations Recognized in Failed Sale Leaseback Transactions
The following vessels were acquired through failed sale-leaseback transactions and are accounted for as financing obligations. These transactions do not qualify as leases under ASC 842 because the Company retains control of the vessels and is contractually obligated to repurchase them.

As of December 31, 2025, the Company’s financing obligation consists of the following:

	December 31, 2025	December 31, 2024	Interest Rate (%) (1)	Maturity Date
Bulk Spirit Ltd.	5,206	6,346	5.10%	February 2027
Bulk Friendship Corp. - Bareboat Charter Party dated September 30, 2024	7,200	7,800	6.90%	August 2029
Bulk Nordic Seven LLC (3) (4)	25,092	26,821	7.06%	May 2036
Bulk Nordic Eight LLC(3) (4)	25,085	26,813	7.06%	June 2036
Bulk Nordic Nine LLC(3) (4)	25,300	26,979	7.06%	September 2036
Bulk Nordic Ten LLC(3) (4)	25,433	27,106	7.06%	November 2036
Bulk Courageous Corp. (2)	6,600	7,800	3.93%	April 2028
Phoenix Bulk 25 Corp. (2)	8,769	10,469	4.67%	February 2029
Bulk Independence	7,000	8,500	5.86%	December 2028
Bulk Pride	7,000	8,500	5.86%	December 2028
Tripartite Agreement (m/v Strategic Alliance, m/v Strategic Synergy, Strategic Unity) (2)	27,952	30,641	5.52%	June 2029
SBC Equity LLC	9,495	10,442	5.77%	August 2031
SBC Explorer LLC	8,208	9,354	5.72%	March 2030
RHI Fortitude Pte. Ltd.	9,400	10,600	6.02%	January 2031
SBC Harmony Pte. Ltd.	9,520	10,960	5.82%	August 2031
RHI Savannah Pte. Ltd.	8,310	9,390	5.95%	September 2029
RHI Tenacity Pte. Ltd. (2)	8,442	9,439	2.31%	April 2027
SBC Venture Pte. Ltd.	8,007	9,224	5.83%	July 2031
SBC Spirit Pte. Ltd.	8,525	—	5.71%	July 2032
SBC Vision Pte. Ltd.	8,730	—	6.07%	June 2030
Operating Leases:
Other (5)	369	—	7.89%	March 2034
Total	$249,642	$257,184
Less: unamortized issuance costs, net	(1,972)	(2,387)
	247,670	254,797
Less: current portion	(27,896)	(25,267)
Financing Obligations, net	$219,774	$229,530

(1)The interest rates presented above represent the effective interest rates applicable to each financing obligation as of December 31, 2025, including the effect of interest rate caps or similar derivative instruments, where applicable.
(2)Interest rates on the loan facilities are fixed.
(3)The Company entered into an interest rate cap effective from second quarter 2026 through fourth quarter 2026, which caps the SOFR at 3.51%.
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
(5)On April 22, 2024, the Company entered into a 10-year ground lease agreement with the Tampa Port Authority. The related obligation was recorded in other current liabilities as of December 31, 2024 and was reclassified to financing lease obligations as of December 31, 2025.

All the obligation terms and financial covenants for all outstanding financing obligations as of December 31, 2024, remain unchanged as of December 31, 2025. The Company was in compliance with all financial covenants as of December 31, 2025 and 2024. All outstanding financing obligations are secured by the respective underlying assets.

Interest Rates
The Company’s financing obligations bear interest at either fixed or variable rates. Variable-rate borrowings are generally based on SOFR plus an applicable margin, while certain facilities bear interest at fixed rates.

As of December 31, 2025, the Company’s financing obligations bore interest at rates ranging from approximately 2.31% to 7.89%, excluding commitment fees and other financing costs. The weighted average effective interest rate on the Company’s outstanding financing obligations was approximately 6.11% as of December 31, 2025.

December 31, 2025
Weighted average effective interest rate	6.11%
Range of interest rates (excluding commitment fees)	2.31% - 7.89%

New Financing Obligations in 2025

During the year ended December 31, 2025, the Company entered into the following new financing obligations. Financing obligations recognized prior to January 1, 2025 that remain outstanding as of December 31, 2025 are included in the table above.
Strategic Spirit Bareboat Charter Party dated June 2025

In June 2025, the Company entered into a memorandum of agreement and a related seven-year bareboat charter arrangement in connection with the acquisition of the Strategic Spirit for $10.0 million.

Under the charter, the Company pays fixed hire of $0.095 million per month, plus interest on the declining balance at one-month CME Term SOFR plus 1.95%, subject to a zero floor. A $1.0 million deposit was paid and will be applied against the purchase price upon exercise of the purchase option.

Under ASC 606, the transaction did not qualify as a sale as control of the vessel was not transferred. Accordingly, the arrangement is accounted for as a financing obligation under ASC 842. The Company may purchase the vessel after the second year of the charter period at a declining purchase price ranging from $7.7 million at the end of year two to $2.0 million at the end of year seven.

Strategic Vision Bareboat Charter Party dated September 2025

In September 2025, the Company entered into a memorandum of agreement and a related five-year bareboat charter arrangement in connection with the acquisition of the Strategic Vision for $10.0 million.

Under the charter, the Company pays fixed hire of $0.27 million per quarter, plus interest at 1.95% per annum over three-month compounded SOFR, subject to a zero floor. A $1.0 million deposit was paid and is applied against the purchase price upon exercise of the purchase option.

Under ASC 606, the transaction did not qualify as a sale as control of the vessel was not transferred. Accordingly, the arrangement is accounted for as a financing obligation under ASC 842. The Company may purchase the vessel after the second year of the charter period at a price equal to the outstanding balance under the agreed repayment schedule.

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

Future Minimum Payments under Financing Obligations:

Year ending December 31,
2026	$43,456
2027	51,053
2028	46,104
2029	58,609
2030	28,418
Thereafter	94,808
Total future minimum payments	322,449
Less: Amount representing interest	(72,807)
Present value of minimum payments	249,642
Less: Unamortized issuance costs	(1,972)
Less: Current portion of financing obligations	(27,896)
Financing obligations, net of current portion	$219,774

NOTE 10 - FINANCE LEASES

At December 31, 2025, the Company's fleet includes two vessels (Bulk Xaymaca, Bulk Destiny) financed under sale and leaseback financing arrangements accounted for as finance leases in accordance with ASC 840.

Finance lease consists of the following as of December 31, 2025:

	December 31, 2025	December 31, 2024	Interest Rate (%) (1)	Maturity Date
Bulk PODS Ltd. (3)	$1,076	$2,919	7.33%	August 2026
Bulk Nordic Five Ltd. (2)	9,450	10,450	3.97%	April 2028
Total	$10,526	$13,369
Less: unamortized issuance costs, net	(55)	(91)
	$10,471	$13,278
Less: current portion	(2,076)	(2,844)
Secured long-term debt, net	$8,395	$10,434

(1)As of December 31, 2025.
(2)Interest rates on the loan facilities are fixed.
(3)On January 13, 2026, the Company exercised its purchase option under the Bulk PODS financing arrangement. The transaction is expected to close on March 16, 2026 for approximately $1.3 million, and no gain or loss was recognized.

No amendments or modifications to the outstanding finance leases listed in the table above occurred during the year 2025. All outstanding finance leases are secured by the respective underlying assets.

Future minimum lease payments under finance leases with initial or remaining terms in excess of one year at December 31, 2025 were:

Year ending December 31,
2026	$2,549
2027	1,321
2028	7,596
Total minimum lease payments	$11,466
Less amount representing interest	941
Present value of minimum lease payments	10,526
Less current portion	(2,076)
Less issuance costs	(55)
Long-term portion	$8,395

NOTE 11 - OTHER LONG-TERM LIABILITIES

In September 2019, the Company entered into an LLC agreement for the formation of NBP, that, at inception is owned 75% by the Company and 25% by an independent third party. NBP was established for the purpose of constructing and owning zero new-build ice class post Panamax vessels. The third party has committed to contribute additional funding during the construction phase, which increased their ownership of NBP to 50% at the time of delivery of the new-build ice class post Panamax vessels. The agreement contains both put and call option provisions. Accordingly, the Company may be obligated, pursuant to the put option, or entitled to, pursuant to the call option, to purchase the third party's interest in NBP beginning anytime after September 2026. The put option and call option are at fixed prices which are not significantly different from each other, starting at $4.0 million per vessel on the fourth anniversary from completion and delivery of each vessel and declining to $3.7 million per vessel on or after the seventh anniversary from completion and delivery of each vessel. If neither put nor call option is exercised, the Company is obligated to purchase the vessels from NBP at a fixed price. Pursuant to ASC 480, Distinguishing Liabilities from Equity, the Company has recorded the third party's interest in NBP as a Long term liabilities - Other. The Company took delivery of Nordic Nuluujaak, Nordic Qinngua, Nordic Sanngijuq and Nordic Siku during the second quarter through fourth quarters of 2021, the independent third party made additional contribution of $9.2 million which increased their ownership interest in NBP to 50% at December 31, 2021. As of December 31, 2023, the independent third party retains a 50% ownership interest in NBP. Earnings attributable to the third party’s interest in NBP are recorded in Interest expense, non-controlling interest.

On October 3, 2024, Pangaea Logistics Solutions Ltd. entered into a definitive agreement to purchase the remaining 50% equity of Nordic Bulk Partners LLC from HS Nordic LLC for $19.2 million in cash. The transaction was finalized on November 6, 2024, giving Pangaea full ownership of Nordic Bulk Partners. This acquisition grants Pangaea 100% control over Nordic Bulk Partners, which previously held interests in the financing obligations for Nordic Nuluujaak, Nordic Qinngua, Nordic Sanngijuq and Nordic Siku. Following the acquisition, the Company recognized a $2.0 million early debt extinguishment charge, recorded under interest expense in the consolidated income statement for the year ended December 31, 2024. As of December 31, 2024, and 2025, no related debt balances remained outstanding.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Long-term Contracts Accounted for as Operating Leases

The Company has operating leases for office facilities in various locations. These leases generally have remaining terms ranging from 9 months to 60 months, some of which include options to extend or terminate. The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants. The weighted-average remaining lease term: 3.07 years.

The following table summarizes the Company’s office lease commitments as of December 31, 2025.

Location	Remaining lease Term (as of December 31, 2025)	Undiscounted Payments
Copenhagen, Denmark	12 months	$123
Singapore	11 months	$68
Connecticut, U.S.	60 months	$406
Greece	9 months	$123
Total undiscounted lease payments		$720

For the twelve months ended December 31, 2025 and 2024, the Company recognized approximately $443 and $198, respectively, as lease expense for office leases in General and Administrative Expenses.

The following table summarizes the Company’s future minimum lease payments for office leases as of December 31, 2025.

Year ending December 31,	Amount
2026	$395
2027	81
2028	81
2029	81
2030	81
Total	$720

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

NOTE 13 - STOCKHOLDERS' EQUITY

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

During the fiscal year 2025, the Company repurchased and retired 603,631 shares of its common stock at an average price of $4.94 per share, for an aggregate cost of approximately $3.0 million. The shares were acquired in open market transactions and retired immediately upon settlement. The repurchase was funded with available cash on hand.

The repurchase and retirement of shares resulted in a reduction to the Common Stock and Additional Paid-in Capital (APIC) accounts, with the excess purchase price over par value allocated to APIC. The impact of the repurchase is reflected in the accompanying Consolidated Statement of Stockholders’ Equity for the twelve months ended December 31, 2025, and the cash outflow is reported in financing activities in the Consolidated Statement of Cash Flows. As of December 31, 2025, approximately $12.0 million remained available under the repurchase program.

Dividends Paid

Total cash dividends paid were approximately $16.3 million and $18.7 million for the year ended December 31, 2025 and 2024.

Changes in Outstanding Shares

The following table summarizes changes in the number of shares of common stock outstanding for the year ended December 31, 2025:

Description	Number of Shares
Shares outstanding at December 31, 2024	64,961,433
Shares issued (e.g., equity grants)	661,504
Share forfeitures	(45,318)
Shares repurchased and retired	(603,631)
Shares outstanding at December 31, 2025	64,973,988

NOTE 14 - NET INCOME PER COMMON SHARE

The computation of basic net income per share is based on the weighted average number of common stock outstanding for the year ended December 31, 2025 and 2024. Diluted net income per share gives effect to restricted stock awards.

The following table summarizes the calculation of basic and diluted income per share:

	For the Years Ended
	December 31, 2025	December 31, 2024
Net income	$19,369	$28,903
Weighted Average Shares - Basic	63,802,958	45,391,855
Dilutive effect of restricted stock awards	900,515	654,189
Weighted Average Shares - Diluted	64,703,473	46,046,044
Basic net income per share	$0.30	$0.64
Diluted net income per share	$0.30	$0.63

There are no other shares which could be potentially dilutive.

NOTE 15 - STOCK INCENTIVE PLANS AND NON-CONTROLLING INTEREST

Common stock

The Company has 100,000,000 shares of common stock ($0.0001 par value) authorized, of which 64,973,988 were issued as of December 31, 2025.

2024 Share Incentive Plan

On May 7, 2024, the Board of Directors adopted an amendment and restatement of the Pangaea Logistics Solutions Ltd. 2024 Share Incentive Plan (the “Amended Plan”), which was approved by the Company’s shareholders on August 8, 2024. The Amended Plan increased the aggregate number of common shares available for issuance under the plan to 8,200,000 authorized shares. As of December 31, 2025, 2,310,345 common shares remained available for future grants under the 2024 Share Incentive Plan.

As of December 31, 2025, a total of 5,889,655 shares had been granted under the Amended Plan, net of forfeitures. Awards granted to employees generally vest one-third on each of the first, second and third anniversaries of the vesting commencement date, subject to continued service. Awards granted to members of the Board of Directors vest immediately on the grant date. The Company recognizes compensation expense over the applicable vesting periods and accounts for forfeitures as they occur.

Total non-cash compensation cost recognized during the years ended December 31, 2025 and 2024 is $4,111 and $2,788, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

A summary of activity related to outstanding restricted securities for fiscal years 2025 and 2024 is presented in the table below:

	Restricted Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested shares at December 31, 2023	1,423,660	$3.97
Granted	435,469	$7.70
Vested	(546,822)	$3.81
Unvested shares at December 31, 2024	1,312,307	$5.27
Granted	661,504	$5.49
Vested	(544,821)	$4.74
Forfeited	(45,318)	$5.45
Unvested shares at December 31, 2025	1,383,672	$5.45

	Fiscal Years Ended December 31,
	2025	2024
Fair value of restricted shares vested	$2,176	$2,993
Unrecognized compensation cost for restricted shares	$4,096	$4,248
Weighted average remaining period to expense restricted shares (years)	1.62	2.80

Dividends Payable

Dividends payable consist of the following:

Dividends payable (1)
Balance at December 31, 2023	$1,146
Accrued dividend	627
Paid in cash	(563)
Balance at December 31, 2024	1,211
Accrued dividend	348
Paid in cash	(360)
Balance at December 31, 2025	$1,198

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

Dividend Policy

During the years ended December 31, 2025 and 2024, the Company declared quarterly cash dividends ranging from $0.05 to $0.10 per common share.

Although the Company intends to continue paying quarterly dividends, including a quarterly dividend of $0.05 per common share in 2026, the declaration, timing and amount of future dividends remain subject to the discretion of the Board of Directors and will depend on the Company’s results of operations, capital requirements, financial condition, contractual restrictions and other factors the Board may deem relevant.

Noncontrolling Interests

Amounts pertaining to the non-controlling ownership interest held by third parties in the financial position and operating results of the Company’s subsidiaries and/or consolidated VIEs are reported as non-controlling interest in the accompanying consolidated balance sheets. The non-controlling ownership interest attributable to NBHC and its wholly-owned ship-owning subsidiaries amounts to approximately $44,423 and $45,608 as of December 31, 2025 and 2024, respectively.

Non-controlling interest attributable to VLNL was approximately $980 and $1,235 at December 31, 2025 and 2024, respectively.

Equity in Earnings and Dividends from Unconsolidated Subsidiaries:

For the year ended December 31, 2025, and 2024, the Company recognized $2,952 and $1,428, respectively, as equity in earnings from its 50% or less owned investees accounted for using the equity method.

Additionally, the Company received $4,135 and $1,910 in dividends from these investees for the years ended December 31, 2025 and 2024, respectively, disclosed under the other income line item in the consolidated income statement.

NOTE 16 - ACQUISITIONS

2024 Acquisition

Merger Agreement with Strategic Shipping Inc.

On December 30, 2024, Pangaea Logistics Solutions Ltd. (the “Company”) completed the acquisition of fifteen handy-size dry bulk vessels (the “Renaissance Vessels”) from Strategic Shipping Inc. (“SSI”) pursuant to a merger agreement. Following a pre-closing reorganization by SSI, the acquired entity owned or chartered-in the Renaissance Vessels, and became a wholly-owned subsidiary of the Company upon closing.

In connection with the transaction, the Company:

•Issued 18,059,342 shares of its common stock to SSI, representing approximately 27.6% of the Company’s outstanding common stock immediately following the transaction,
•Assumed approximately $100.0 million of existing loan and lease liabilities related to the vessels, and
•Paid a net cash closing adjustment of approximately $9.2 million.

Total consideration transferred was approximately $202.9 million, consisting of:

December 30, 2024
Renaissance Vessels	$197,049
Bunkers and lube inventories	5,588
Prepaid expenses	289
Total assets	$202,926

Assumed loans and lease liabilities	$100,049
Fair value of the common stock issued	91,019
Cash consideration related to the Closing Adjustment	9,180
Transaction costs	2,678
Total consideration	$202,926

The fair value of the common stock issued was determined based on the Company’s closing stock price on the acquisition date.

Accounting Treatment

The transaction was evaluated under ASC 805, Business Combinations. The Company concluded that substantially all of the fair value of the acquired gross assets was concentrated in a group of similar identifiable assets (the vessels and related onboard inventories). Accordingly, the transaction did not meet the definition of a business combination and was accounted for as an asset acquisition under U.S. GAAP.

Under the asset acquisition method, total consideration, including transaction costs, was allocated to the acquired assets and assumed liabilities on a relative fair value basis. No goodwill was recognized.

When estimating the fair value of the vessels, the Company considered replacement cost adjusted for age, condition and remaining useful life. Bunker and lube inventories were valued based on market prices at the acquisition date.

A portion of the closing adjustment related to estimated profits from voyages in progress at the acquisition date. The estimated profit of approximately $2.4 million was excluded from the purchase price allocation and recorded as deferred revenue, to be recognized as revenue upon completion of the related voyages.

Investor Rights

In connection with the transaction, the Company and SSI entered into an Investor and Registration Rights Agreement, pursuant to which SSI received customary resale registration rights and the right to designate up to two members to the Company’s Board of Directors.

NOTE 17 – SEGMENT REPORTING

The Company operates through multiple operating segments, which are determined based on the manner in which the Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources. The Company’s operating segments include the shipping segment and six terminal and stevedoring operating segments. The CODM, who is the Company’s Chief Executive Officer, regularly reviews internal management reports containing financial information for each operating segment.

Although the Company manages multiple operating segments, only one segment, the shipping segment, meets the quantitative thresholds for separate disclosure as a reportable segment under ASC 280-10-50-12. As such, the shipping segment is presented as the Company’s sole reportable segment. This segment provides seaborne dry bulk logistics and transportation services globally, primarily through voyage and time charter arrangements. Revenue is generated from the transportation of dry bulk cargoes using vessels that are either owned or chartered by the Company.

The CODM evaluates segment performance and allocates resources primarily based on Time Charter Equivalent (“TCE”) revenues, which are calculated as voyage and charter revenues less voyage expenses. TCE is a non-GAAP performance measure widely used in the shipping industry and is considered by management to be the key indicator of vessel operating performance.

In assessing performance and making resource allocation decisions, the CODM reviews both segment-level results and the Company’s consolidated financial results, which are prepared in accordance with U.S. GAAP.

The following tables present selected financial information for the Company’s reportable segment.

	December 31, 2025	December 31, 2024
Shipping segment
Voyage revenue	$577,547	$493,439
Charter revenue	39,258	30,326
Shipping segment total revenue	616,806	523,765
Reconciliation:
All other revenue (1)	15,236	12,771
Total consolidated revenue	$632,041	$536,536

	December 31, 2025	December 31, 2024
Shipping segment total revenue	$616,806	$523,765
Less:
Voyage expense	283,679	237,479
Net TCE revenue (2)	333,126	286,286
Reconciliation:
Charter hire expense	129,735	130,764
Vessel operating expenses	94,948	55,544
Other operating expenses	67,499	51,530
Other expenses	20,777	16,679
Total consolidated net income	$20,167	$31,769

(1) All other revenue includes revenue from our port and terminal operations, as well as other ancillary services.

(2) TCE revenue represents shipping segment total revenue less voyage expenses and is considered the segment measure of profit/loss.

Additionally, other expenses totaled $20,777 and $16,679 for the years ended December 31, 2025, and December 31, 2024, respectively, primarily comprising interest expenses and other non-operating costs.

For the year ended December 31, 2025, the Company reported total consolidated net income of $20,167 and $31,769 for the prior year.

Geographical Disclosure

Revenue from external customers is attributed to geographic areas as follows:

Revenue:	December 31, 2025	December 31, 2024
United States	$177,651	$169,383
Canada	65,025	72,820
Germany	59,434	44,130
Singapore	59,166	39,423
United Kingdom	48,005	35,536
Other (1)	222,850	175,244
Total consolidated revenue	$632,041	$536,536

(1) This includes revenue from various regions across Asia, Europe, South America, and other international markets.

Revenue is presented geographically based on the customer's country of domicile.

For the year ended December 31, 2025, no customer accounted for 10% or more of total revenue. For the year ended December 31, 2024, one customers accounted for 10% or more of total revenue. The Company’s vessels regularly move between countries in international waters, over hundreds of trade routes and, as a result, the disclosure of geographic information is impracticable.

Other segment disclosures:

	December 31, 2025			December 31, 2024
	Shipping	Other	Total	Shipping	Other	Total
Interest expense	$24,006	$—	$24,006	$17,073	$—	$17,073
Interest income	$(1,630)	$(2)	$(1,632)	$(3,023)	$—	$(3,023)
Depreciation and amortization	$42,336	$139	$42,475	$30,042	$334	$30,376
Segment assets	$903,353	$24,743	$928,096	$730,728	$205,729	$936,457
Capital expenditures	$19,583	$4,299	$23,882	$260,997	$167	$261,164
Investment in equity method investees (1)	$—	$2,552	$2,552	$—	$2,396	$2,396

(1) The amounts presented represent the carrying value of the Company’s investments in equity method investees included in the consolidated balance sheets as of December 31, 2025 and 2024.

NOTE 18 - SUBSEQUENT EVENTS

On February 5, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per common share paid on March 13, 2026, to all shareholders of record as of February 27, 2026.

On February 27, 2026, the Company entered into a memorandum of agreement to sell the M/V Bulk Xaymaca for $9.6 million. The vessel is expected to be delivered in May 2026.

On January 13, 2026, the Company exercised its purchase option under the Bulk PODS financing arrangement. The transaction closed on March 16, 2026 for approximately $1.3 million, and no gain or loss is expected to be recognized upon closing.

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

10.12	Bulk Sachuest Corp. Loan and Security Agreement dated as of October 13, 2022 (incorporated by reference to Exhibit 10.17 of Registrant's Current Report on Form 10-K dated March 15, 2022).
10.13	$50 Million Senior Secured Term Loan Facility (incorporated by reference to Exhibit 10.1, 10.2 and 10.3 of Registrant's Current Report on Form 10-Q filed on November 12, 2024)
10.14	Bulk Prudence Corp. Facility Agreement Loan Facility (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 10-Q )
10.15	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K filed on September 24, 2024)
10.16	Investor and Registration Right Agreement (incorporated by reference to Exhibit 10.17 of Registrant's Current Report on Form 10-K filed on March 17, 2025)
19.1	Pangaea Logistics Solutions Ltd. Insider Trading Policy.*
21.1	Subsidiaries of Pangaea Logistics Solutions Ltd.*
23.1	Consent of Deloitte & Touche LLP.*
23.2	Consent of Grant Thornton LLP.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 of Registrant's Current Report on Form 10-K dated March 14, 2024)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2026.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Mads Boye Petersen
Mads Boye Petersen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Mads Boy Petersen and Gianni DelSignore and each of them, as attorney-in-fact with full power of substitution and re-substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mads Boye Petersen	Chief Executive Officer and Director	March 16, 2026
Mads Boye Petersen	(Principal Executive Officer)

/s/ Gianni DelSignore	Chief Financial Officer, Principal	March 16, 2026
Gianni DelSignore	Financial and Accounting Officer

/s/ Carl Claus Boggild	Director	March 16, 2026
Carl Claus Boggild

/s/ Richard T. du Moulin	Chairman of the Board, Director	March 16, 2026
Richard T. du Moulin

/s/ Anthony Laura	Director	March 16, 2026
Anthony Laura

/s/ Eric S. Rosenfeld	Director	March 16, 2026
Eric S. Rosenfeld

/s/ David D. Sgro	Director	March 16, 2026
David D. Sgro

/s/ Karen H. Beachy	Director	March 16, 2026
Karen H. Beachy

/s/ Gary Vogel	Director	March 16, 2026
Gary Vogel

/s/ Paul M Leand Jr.	Director	March 16, 2026
Paul M. Leand Jr.

/s/ Eugene Davis I	Director	March 16, 2026
Eugene Davis I