Form 10-Q
period 2026-03-31
Pangaea Logistics Solutions Ltd.
filed 2026-05-11
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Common Stock, par value $0.0001 per share, 65,414,923 shares outstanding as of May 8, 2026.

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Balance Sheets
(U.S. Dollars in thousands, except for share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$89,744	$103,054
Accounts receivable (net of allowance of $6,642 and $6,017 at March 31, 2026 and December 31, 2025, respectively)	61,280	55,854
Inventories	40,262	28,389
Advance hire, prepaid expenses and other current assets	50,120	28,478
Vessel held for sale	9,384	—
Total current assets	250,790	215,776

Restricted cash	270	270
Fixed assets, at cost, net of accumulated depreciation of $191,074 and $179,988 at March 31, 2026 and December 31, 2025, respectively	674,958	677,518
Finance lease right of use assets, at cost, net of accumulated depreciation of $7,465 and $12,678 at March 31, 2026 and December 31, 2025, respectively	16,580	26,866
Goodwill	3,105	3,105
Other non-current assets	4,991	4,561
Total assets	$950,695	$928,096

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$72,684	$54,257
Affiliated companies payable	1,867	806
Deferred revenue	28,708	24,891
Current portion of secured long-term debt	16,985	16,910
Current portion of financing obligations	31,764	27,896
Current portion of finance lease liabilities	1,000	2,076
Dividend payable	577	1,198
Total current liabilities	153,586	128,034

Non current liabilities
Secured long-term debt, net	93,156	97,157
Financing obligations, net	208,969	219,774
Finance lease liabilities, net	8,153	8,395
Total non current liabilities	310,278	325,326
Commitments and contingencies - Note 9

Stockholders' equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 65,414,923 shares issued and outstanding at March 31, 2026; 64,973,988 shares issued and outstanding at December 31, 2025	7	7
Additional paid-in capital	258,771	257,072
Retained earnings	182,280	172,255
Total Pangaea Logistics Solutions Ltd. equity	441,058	429,333
Non-controlling interests	45,773	45,403
Total stockholders' equity	486,831	474,736
Total liabilities and stockholders' equity	$950,695	$928,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Statements of Operations
(U.S. Dollars in thousands, except for share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Voyage revenue	$152,000	$109,660
Charter revenue	12,442	9,993
Port terminal & stevedore revenue	6,139	3,149
Total revenues, net	170,580	122,802
Expenses:
Voyage expense	73,739	60,307
Charter hire expense	39,177	17,641
Vessel operating expense	20,562	22,178
Terminal & stevedore expenses	4,375	2,551
General and administrative	10,027	7,274
Depreciation and amortization	11,876	9,923
Loss on vessel held for sale	358	—
Total expenses	160,114	119,875

Income from operations	10,466	2,926

Other income (expense):
Interest expense	(5,944)	(6,146)
Interest income	2,053	444
Unrealized gain on derivative instruments, net	6,606	184
Other income	484	393
Total other income (expense), net	3,199	(5,125)

Net income (loss)	13,665	(2,199)
(Income) loss attributable to non-controlling interests	(371)	218
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$13,294	$(1,981)

Net income (loss) per common share
Basic	$0.21	$(0.03)
Diluted	$0.21	$(0.03)

Weighted average shares used to compute earnings per common share:
Basic	64,193,205	63,851,090
Diluted	64,775,563	63,851,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Statements of Stockholders' Equity for three months ended March 31, 2026 and 2025
(U.S. Dollars in thousands, except for share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	64,973,988	$7	$257,072	$172,255	$429,333	$45,403	$474,736
Share-based compensation	—	—	1,700	—	1,700	—	1,700
Issuance of restricted shares, net of forfeitures	440,935	—	—	—	—	—	—
Common Stock Dividend	—	—	—	(3,270)	(3,270)	—	(3,270)
Net income	—	—	—	13,294	13,294	371	13,665
Balance at March 31, 2026	65,414,923	$7	$258,771	$182,280	$441,058	$45,773	$486,831

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	64,961,433	6	258,660	169,155	427,822	46,843	474,664
Share-based compensation	—	—	1,532	—	1,532	—	1,532
Issuance of restricted shares, net of forfeitures	660,129	—	—	—	—	—	—
Common Stock Dividend	—	—	—	(6,570)	(6,570)	(275)	(6,845)
Net income (loss)	—	—	—	(1,981)	(1,981)	(218)	(2,199)
Balance at March 31, 2025	65,621,562	$7	$260,192	$160,605	$420,803	$46,350	$467,152

(1) Common stock has a par value of $0.0001 per share. Amounts are presented in thousands, and therefore par value amounts are not reflected.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pangaea Logistics Solutions, Ltd.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands, except for share and per share data)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income (loss)	$13,665	$(2,199)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	11,876	9,923
Amortization of deferred financing costs	265	312
Amortization of prepaid rent	30	30
Unrealized gain on derivative instruments	(6,606)	(184)
Income from equity method investee	(484)	(393)
Provision for doubtful accounts	790	1,159
Loss on vessel held for sale	358	—
Drydocking costs	(6,793)	(6,449)
Share-based compensation	1,700	1,532
Change in operating assets and liabilities:
Accounts receivable	(6,216)	(6,703)
Inventories	(11,872)	(3,184)
Advance hire, prepaid expenses and other current assets	(16,809)	1,214
Accounts payable, accrued expenses and other current liabilities	20,775	(3,258)
Deferred revenue	3,817	3,844
Net cash provided by (used in) operating activities	4,494	(4,356)

Investing activities
Purchase of vessels, vessel improvements and equipment	(1,811)	(58)
Purchase of fixed assets and equipment	—	(402)
Dividends received from equity method investments	500	—
Net cash used in investing activities	(1,311)	(460)

Financing activities
Payments of long-term debt	(4,218)	(4,129)
Payments of financing obligations	(7,059)	(6,193)
Payments of finance leases	(1,326)	(711)
Cash dividends paid	(3,891)	(6,732)
Payments to non-controlling interest	—	(275)
Net cash used in financing activities	(16,493)	(18,041)

Net change in cash, cash equivalents and restricted cash	(13,310)	(22,857)
Total cash, cash equivalents and restricted at beginning of period	103,324	86,805
Total cash, cash equivalents and restricted cash at end of period	$90,014	$63,949

Supplemental cash flow information
Cash and cash equivalents	$89,744	$63,949
Restricted cash	270	—
Total cash, cash equivalents and restricted cash	90,014	63,949
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$5,300	$1,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1 - General Information and Recent Events

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

As of March 31, 2026, the Company's owned fleet consisted of three Panamax, two Ultramax Ice Class 1C, two Ultramax, eight Supramax, four Post-Panamax Ice Class 1A drybulk vessels and fourteen Handysize vessels. In addition, the Company owns two-thirds of its consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) which owns a fleet of six Panamax Ice Class 1A drybulk vessels.

The Company owns port and terminal operations located in Fort Lauderdale, Florida, Baltimore, Maryland, Port Aransas, Texas, Tampa, Florida, and Lake Charles, Louisiana. Additionally, the Company also holds a 50% equity interest in the owner of a deck barge.

Note 2 - Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, these interim financial statements do not include all of the information and note disclosures required by U.S. GAAP for complete condensed financial statements. The accompanying financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the interim period results. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The consolidated financial statements include the accounts of Pangaea Logistics Solutions Ltd. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, amounts are presented in thousands of U.S. dollars, except for share and per share amounts and certain operating metrics, including time charter equivalent (“TCE”) rates, operating expenses per day, and Baltic Dry Index (“BDI”) data.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenue recognition for voyages in progress, the allowance for credit losses, the estimated salvage value used in determining vessel depreciation expense, and the evaluation of long-lived assets for impairment. Actual results could differ from those estimates.

Effective January 1, 2026, the Company revised certain depreciation estimates for its vessel assets. The Company increased its estimated vessel scrap value from $300 per light weight ton (“lwt”) to $400 per lwt., based on increases in 15-year average scrap price trends from a third-party data provider and similar changes by certain industry peers. The Company also standardized the estimated useful lives of its dry bulk vessels to 25 years from delivery, which shortened the depreciation period for 27 of its 39 vessels.

The increase in depreciation expense resulting from the shorter estimated useful lives of certain vessels exceeded the reduction in depreciation expense resulting from the higher scrap value. As a result, depreciation expense increased, and net income decreased, by approximately $1.6 million, or $0.03 per basic and diluted share, for the three months ended March 31, 2026. The Company expects depreciation expense to increase by approximately $6.7 million for the year ending December 31, 2026.

Concentration of credit risk

The Company’s accounts receivable balance includes outstanding receivables from one significant customer that comprises 24% of accounts receivable as of March 31, 2026.

Advance hire, prepaid expenses and other current assets

Advance hire, prepaid expenses and other current assets were comprised of the following:

	March 31, 2026	December 31, 2025
Advance hire	$3,081	$3,394
Prepaid expenses	14,120	7,916
Accrued receivables	14,655	11,184
Cash margin on deposit	4,201	572
Derivative assets	5,942	524
Other current assets	8,120	4,887
	$50,120	$28,478

Goodwill

We conducted our annual qualitative assessment of goodwill as of June 1, 2025, which indicated that it was more likely than not that the fair value of the Company’s goodwill exceeded its carrying amount, thus no impairment was indicated. As of March 31, 2026, no events or changes in circumstances occurred that would necessitate a further impairment review.

Other non-current assets

Other non-current assets were comprised of the following:

	March 31, 2026	December 31, 2025
Intangible Assets, net of accumulated amortization of $1,776 and $1,675 as of March 31, 2026 and December 31, 2025, respectively (1)	$475	$576
Investment in Associated Terminals Pangaea Logistics, LLC	2,564	2,032
Investment in Narragansett Bulk Carriers (US) Corp	520	520
Other investments	1,433	1,433
	$4,991	$4,561

(1) Intangible assets consist primarily of customer contracts and a non-compete agreement acquired in prior periods, which are being amortized over estimated useful lives ranging from
2 to 5 years. No new intangible assets were recognized during the three months ended March 31, 2026.

The Company recognized earnings from equity method investments during the three months ended March 31, 2026; the Company received $0.5 million from these investees during the period.

Accounts payable, accrued expenses and other current liabilities
Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	March 31, 2026	December 31, 2025
Accounts payable	$20,918	$14,328
Accrued expenses	23,908	13,013
Bunkers suppliers	9,317	8,232
Charter hire payable	12,988	7,829
Accrued compensation	1,392	3,791
Other accrued liabilities	4,161	7,064
	$72,684	$54,257

Leases

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, Leases ("ASC 842"), the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending March 31, 2026, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the consolidated statements of income are lease expenses for chartered in contracts less than 12 months.

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

At March 31, 2026, the Company had six vessels chartered to customers under time charters that included a lease. These six leases varied in original length from 45 days to 190 days. The total lease payments remaining as of March 31, 2026 under these arrangements were approximately $3,758. All time charters are scheduled to be completed within 73 days, and no lease payments extend beyond June 2026.

At March 31, 2025, the Company had seven vessels chartered to customers under time charters that included a lease. These seven leases varied in original length from 27 days to 84 days. The lease payments due under these arrangements were approximately $1,275, all of which was received within the 40 days following March 31, 2025.

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

The Company’s contracts with customers, including voyage charters and stevedoring service contracts, generally have original expected durations of one year or less. In accordance with the practical expedient in ASC 606-10-50-14, the Company has elected not to disclose the amount of remaining performance obligations for these contracts. As of March 31, 2026, the Company did not have any material unsatisfied performance obligations that are required to be disclosed.

Deferred Revenue

All deferred revenue recorded on the consolidated balance sheets as of December 31, 2025, was recognized during the three months ended March 31, 2026.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (Topic 326). The amendments provide a practical expedient and an accounting policy election for estimating expected credit losses on current accounts receivable and contract assets arising under ASC 606. The Company adopted this guidance on January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements or related disclosures.

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

Note 3 - Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	March 31, 2026	December 31, 2025
Money market accounts – cash equivalents	$15,898	$24,828
Time deposit accounts - cash equivalents	30,204	3,000
Cash (1)	43,642	75,226
Cash and cash equivalents	89,744	103,054
Restricted cash (2)	270	270
Total cash, cash equivalents and restricted cash	$90,014	$103,324

(1) It consists of cash deposits at various major banks.
(2) Restricted cash consists of amounts required to be maintained under the Company’s insurance arrangements and is not available for general corporate purposes.

As of March 31, 2026 and December 31, 2025, the Company held cash and cash equivalents in the following subsidiaries:

	March 31, 2026	December 31, 2025
Pangaea (1)	$84,909	$95,228
NBHC (2)	4,793	7,784
Deck Barge (3)	312	312
Total cash, cash equivalents and restricted cash	$90,014	$103,324
(1) Held by 100% owned Pangaea consolidated subsidiaries
(2) Held by a 67% owned Pangaea consolidated subsidiary
(3) Held by a 50% owned Pangaea consolidated subsidiary.

Note 4 - Fixed Assets

As of March 31, 2026, the Company’s fleet consisted of thirty-nine dry bulk vessels and one barge, including one vessel classified as held for sale. Certain vessels were financed through financing obligations recognized in failed sale-leaseback transactions, and one vessel was financed through a finance lease arrangement.

	March 31, 2026	December 31, 2025
m/v Nordic Odyssey (1)	$16,470	$16,768
m/v Nordic Orion (1)	16,598	16,652
m/v Nordic Oshima (1)	21,298	21,599
m/v Nordic Olympic (1)	22,179	22,436
m/v Nordic Odin (1)	22,242	22,593
m/v Nordic Oasis (1)	23,621	23,851
m/v Nordic Nuluujaak	34,024	33,298
m/v Nordic Qinngua	34,012	33,305
m/v Nordic Sanngijuq	33,613	32,973
m/v Nordic Siku	33,042	33,349
m/v Bulk Endurance	19,238	19,417
m/v Bulk Prudence	25,056	25,478
m/v Bulk Courageous	15,115	15,347
m/v Bulk Concord	16,181	16,739
m/v Bulk Pride	11,410	10,698
m/v Bulk Spirit	10,267	10,682
m/v Bulk Sachuest	16,250	15,401
m/v Bulk Independence	11,260	11,756
m/v Bulk Friendship	10,893	11,087
m/v Bulk Valor	16,389	16,695
m/v Bulk Promise	16,926	17,234
m/v Bulk Brenton	26,758	27,079
m/v Bulk Patience	26,775	27,066
m/v Strategic Fortitude	18,076	17,406
m/v Strategic Resolve	14,690	14,929
m/v Strategic Explorer	14,430	14,646
m/v Strategic Entity	14,815	15,060
m/v Strategic Synergy	13,329	13,501
m/v Strategic Alliance	13,330	13,501
m/v Strategic Unity	13,330	13,502
m/v Strategic Harmony	13,329	13,501
m/v Strategic Equity	13,330	13,501
m/v Strategic Venture	13,331	13,502
m/v Strategic Savannah	11,006	10,984
m/v Strategic Spirit	11,280	11,401
m/v Strategic Vision	10,440	10,591
m/v Strategic Tenacity	10,103	10,247
Miss Nora G Pearl (2)	1,597	1,597
	666,033	669,372
Other fixed assets, net	8,925	8,147
Total fixed assets, net	$674,958	$677,518
Right of Use Assets
m/v Bulk Xaymaca (3)	$—	$10,127
m/v Bulk Destiny	16,580	16,740
	$16,580	$26,866
(1) Vessels are owned by NBHC, a consolidated entity in which the Company has a two-third ownership interest at March 31, 2026 and December 31, 2025, respectively.
(2) Barge is owned by a 50% owned consolidated subsidiary at March 31, 2026 and December 31, 2025, respectively.

(3) As of March 31, 2026, the Company classified the M/V Bulk Xaymaca, as held for sale in accordance with ASC 360. Management had committed to a plan to sell the vessel, and the criteria for held-for-sale classification were met. The vessel is presented separately on the balance sheet under “Vessel held for sale.” On February 27, 2026, the Company entered into a memorandum of agreement to sell the M/V Bulk Xaymaca for $9.6 million. The estimated loss on sale is approximately $0.4 million, and delivery to the buyer is expected during the second quarter of 2026. See Note 14 – Subsequent Events for additional details.
Long-lived Assets Impairment Considerations

The Company evaluates the recoverability of its fixed assets and other long-lived assets in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets.

The Company performs this assessment at the individual vessel level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

During the three months ended March 31, 2026, the Company identified one vessel that met the criteria to be classified as held for sale. Upon classification, the vessel was written down to its estimated fair value less costs to sell, as the expected sale price was below its carrying value, resulting in the recognition of an impairment charge.

For the remaining vessels, the Company concluded that no indicators of impairment were present during the three months ended March 31, 2026. Accordingly, no recoverability analysis was required for those vessels. The Company did not identify any triggering events during the three months ended March 31, 2025.

Note 5 - Debt

As of March 31, 2026 and December 31, 2025, the Company’s outstanding long-term debt consists of the following:

	March 31, 2026	December 31, 2025	Interest Rate (%) (1)	Maturity Date
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	8,067	8,575	2.95%	December 30, 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3)	29,000	30,200	3.38%	June 1, 2027
$50 million Senior Secured Term Loan Facility - Dated August 14, 2024 (4)	41,076	42,254	6.35%	May 2029
Bulk Valor Corp. Loan and Security Agreement (2)	6,915	7,280	3.29%	June 2028
Bulk Promise Corp. (2)	6,571	6,917	5.45%	October 2027
Bulk Sachuest (2)	5,828	6,052	6.19%	October 2029
Bulk Prudence	13,118	13,465	5.58%	July 2029
Pangaea Texas, LLC (2)	648	691	1.74%	November 2029
Pangaea Baltimore, LLC	138	—		February 2030
Total	$111,360	$115,434
Less: unamortized issuance costs	(1,219)	(1,366)
	$110,141	$114,067
Less: current portion	(16,985)	(16,910)
Secured long-term debt, net	$93,156	$97,157
(1)As of March 31, 2026.
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

$0.1 million Equipment Financing Arrangement

On February 6, 2026, Pangaea Baltimore LLC, a wholly-owned subsidiary of the Company, entered into a $0.1 million equipment financing arrangement with Wells Fargo Vendor Financial Services, LLC in connection with the purchase of a 2026 Bobcat T86 compact track loader. The total amount financed under the agreement was $144, inclusive of fees. The arrangement bears interest at a stated annual rate of —% and is payable in 48 equal monthly installments of approximately $3, with a final maturity date in 2030. The obligations are secured by the financed equipment and are subject to customary events of default and acceleration provisions.

The future minimum payments under the debt agreements are as follows:

Years ending December 31,
2026 (remainder of the year)	$16,763
2027	50,567
2028	14,525
2029	42,141
2030	6
124,002
Less: Amount representing interest	(12,642)
111,360
Less: Unamortized Debt Issuance Costs	(1,219)
110,141
Less: current portion	(16,985)
Secured long-term debt, net	$93,156

Financial Covenants

All the loan terms and key financial covenants for all outstanding debt as of December 31, 2025, remain unchanged as of March 31, 2026. Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of March 31, 2026 and December 31, 2025.

Financing Obligations Recognized in Failed Sale Leaseback Transactions
The following vessels were acquired through failed sale-leaseback transactions and are accounted for as financing obligations. These transactions do not qualify as leases under ASC 842 because the Company retains control of the vessels and is contractually obligated to repurchase them.

As of March 31, 2026 and December 31, 2025, the Company’s financing obligation consists of the following:

	March 31, 2026	December 31, 2025	Interest Rate (%) (1)	Maturity Date
Bulk Spirit Ltd.	4,921	5,206	6.13%	February 2027
Bulk Friendship Corp. - Bareboat Charter Party dated September 30, 2024	7,050	7,200	6.22%	August 2029
Bulk Nordic Seven LLC (3)	24,646	25,092	7.06%	May 2036
Bulk Nordic Eight LLC (3)	24,636	25,085	7.06%	June 2036
Bulk Nordic Nine LLC (3)	24,866	25,300	7.06%	September 2036
Bulk Nordic Ten LLC (3)	24,995	25,433	7.06%	November 2036
Bulk Courageous Corp. (2)	6,300	6,600	3.93%	April 2028
Phoenix Bulk 25 Corp. (2)	8,338	8,769	4.67%	February 2029
Bulk Independence	6,625	7,000	6.19%	December 2028
Bulk Pride	6,625	7,000	6.19%	December 2028
Tripartite Agreement (m/v Strategic Alliance, m/v Strategic Synergy, Strategic Unity) (2)	27,280	27,952	5.52%	June 2029
SBC Equity Pte. Ltd.	9,258	9,495	5.67%	August 2031
SBC Explorer LLC	7,792	8,208	5.66%	March 2030
RHI Fortitude Pte. Ltd.	9,100	9,400	5.67%	January 2031
SBC Harmony Pte. Ltd.	9,160	9,520	5.77%	August 2031
RHI Savannah Pte. Ltd.	8,040	8,310	5.67%	September 2029
RHI Tenacity Pte. Ltd. (2)	8,194	8,442	2.31%	April 2027
SBC Venture Pte. Ltd.	7,703	8,007	5.78%	July 2031
SBC Spirit Pte. Ltd.	8,240	8,525	5.63%	July 2032
SBC Vision Pte. Ltd.	8,460	8,730	5.63%	June 2030
Operating Leases:
Other (4)	$361	$369
Total	$242,590	$249,642
Less: unamortized issuance costs, net	(1,857)	(1,972)
	240,733	247,670
Less: current portion	(31,764)	(27,896)
Financing Obligations, net	$208,969	$219,774

(1)As of March 31, 2026 including the effect of interest rate cap if any.
(2)Interest rates on the loan facilities are fixed.
(3)The Company entered into an interest rate cap on a portion of these facilities effective through Q4 2026, which caps the SOFR at 3.51%.
(4)The Company entered into a 10-year ground lease agreement with the Tampa Port Authority, commencing on April 22, 2024.

All the obligation terms and financial covenants for all outstanding financing obligations as of December 31, 2025, remain unchanged as of March 31, 2026. The Company was in compliance with all financial covenants as March 31, 2026 and December 31, 2025. All outstanding financing obligations are secured by the respective underlying assets.

Year ending December 31,
2026 (remainder of the year)	$29,721
2027	49,965
2028	45,874
2029	58,472
2030	25,087
Thereafter	100,393
Total minimum payments	309,512
Less: Amount representing interest	(66,922)
Present value of minimum payments	242,590
Less: Issuance costs	(1,857)
Present value of minimum payments, net	240,733
Less: Current portion of financing obligations	(31,764)
Non-current portion of financing obligations	$208,969

Note 6 - Finance Leases

At March 31, 2026, the Company had an outstanding finance lease liability related to the M/V Bulk Destiny under the Bulk Nordic Five Ltd. facility. During the three months ended March 31, 2026, the Company exercised and closed on its purchase option under the Bulk PODS Ltd. arrangement related to the M/V Bulk Xaymaca, and no finance lease liability remained outstanding under that facility as of March 31, 2026. This arrangement was entered into prior to the Company’s adoption of ASC 842 and continues to be accounted for as a finance lease under the transition provisions applicable to arrangements previously classified under ASC 840.

Finance leases consist of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025	Interest Rate (%)	Maturity Date
Finance Leases:
Bulk PODS Ltd. (2)	$—	$1,076	—%
Bulk Nordic Five Ltd. (1)	9,200	9,450	3.97%	April 2028
Total	$9,200	$10,526
Less: unamortized issuance costs, net	(47)	(55)
	$9,153	$10,471
Less: current portion	(1,000)	(2,076)
Long-term finance lease liabilities, net	$8,153	$8,395

(1)Interest rates on the loan facilities are fixed.
(2)On January 13, 2026, the Company exercised its purchase option under the Bulk PODS financing arrangement. The transaction closed on March 16, 2026 for $1.3 million, and no gain or loss was recognized upon closing.

The following table provides details of the Company's future minimum lease payments under finance and operating lease liabilities recorded on the Company's consolidated balance sheets as of March 31, 2026.

Year ending December 31,	Amount
2026 (remainder of the year)	$1,016
2027	1,321
2028	7,596
Total minimum lease payments	9,933
Less imputed interest	(733)
Present value of minimum lease payments	9,200
Less current portion	(1,000)
Less issuance costs	(47)
Long-term portion	$8,153

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	03/31/2026	12/31/2025	Balance Sheet Location	03/31/2026	12/31/2025
Margin accounts (1)	Other current assets	$4,201	$572	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$170	$177	Other current liabilities	$—	$—
Fuel swap contracts (2)	Other current assets	$5,556	$—	Other current liabilities		$1,189
Interest rate cap (2)	Other current assets	$216	$347	Other current liabilities	$—	$—

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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of the Company’s floating rate debt approximate fair value as the applicable interest rates are variable and reflective of current market rates.

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and three months ended March 31, 2026 and 2025:

	Unrealized gain (loss) on derivative instruments
	Three Months Ended
Derivative instruments	03/31/2026	3/31/2025
Forward freight agreements	$(7)	$422
Fuel Swap Contracts	6,744	297
Interest rate cap	(131)	(536)
Total gain	$6,606	$184

The increase in margin accounts and fuel swap contract assets during the quarter was primarily attributable to favorable movements in market prices relative to the Company’s contracted hedge positions, resulting in unrealized gains on fuel swap contracts of approximately $6.7 million during the three months ended March 31, 2026. As fuel swap contracts matured during the period, certain derivative positions settled in cash, contributing to the increase in margin account balances and derivative assets at March 31, 2026.

Note 8 - Related Party Transactions

Accounts payable to related parties consist of the following:

	March 31, 2026	Activity	December 31, 2025

MTM Ship Management (“MTM”) (i)	$1,761	955	$806
Commissions payable (trade payables) (ii)	106	106	—
Total accounts payable to related parties	$1,867	$1,061	$806

i.MTM Ship Management (“MTM”) is considered a related party because a former member of the Company’s Board of Directors, Christina Tan, has an indirect ownership interest in MTM. Ms. Tan is a partial owner of Strategic Investment LLC, which beneficially owns approximately 29% of the Company’s outstanding common shares and has an indirect ownership interest in MTM. Ms. Tan resigned from the Company’s Board of Directors on December 18, 2025.

ii.Phoenix Bulk Carriers (Brasil) Intermediacoes Maritimas Ltda. - a wholly-owned Company of a member of the Board of Directors.

The Company has a technical management agreement with MTM Ship Management (“MTM”), under which MTM serves as the technical manager for certain vessels within the merged entity’s fleet. Pursuant to the agreement, MTM provides services including vessel maintenance, crew management, procurement, and regulatory compliance. During the three months ended March 31, 2026 and March 31, 2025, the Company incurred technical management fees of approximately $651 and $563 under this arrangement.

Note 9 - Commitments and Contingencies

Long-term Contracts Accounted for as Operating Leases

The Company has operating leases for office facilities in various locations. These leases generally have remaining terms ranging from 8 months to 57 months, some of which include options to extend or terminate. The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants. The weighted-average remaining lease term was 3.53 years as of March 31, 2026. The Company also has certain office equipment leases, which are excluded from the office lease disclosures because they are immaterial.

The following table summarizes the Company’s office lease commitments as of March 31, 2026.

Location	Remaining lease Term (as of March 31, 2026)	Undiscounted Payments
Copenhagen, Denmark	9 months	$92
Singapore	8 months	49
Connecticut, U.S.	57 months	386
Greece	42 months	595
Total		$1,122

The Company modified its Greece office lease during the three months ended March 31, 2026, extending the lease term by 36 months.

For the three months ended March 31, 2026 and 2025, the Company recognized approximately $111 and $50, respectively, as lease expense for office leases in General and Administrative Expenses.

As of March 31, 2026, future minimum rentals under all of our operating leases are as follows:

Year ending December 31,	Amount
2026 (remainder of the year)	$327
2027	252
2028	252
2029	209
2030	81
Total	$1,122

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

Note 10 – Stockholders’ Equity

Dividends Paid

Total cash dividends paid were approximately $3.9 million for the three months ended March 31, 2026.

Changes in Outstanding Shares

The following table summarizes changes in the number of shares of common stock outstanding for the three months ended March 31, 2026:

Description	Number of Shares
Shares outstanding at December 31, 2025	64,973,988
Shares issued (e.g., equity grants)	440,935
Shares outstanding at March 31, 2026	65,414,923

Note 11 - Net Income per Common Share

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the three months ended March 31, 2026 and 2025. Diluted net income (loss) per common share includes the effect of potential common shares, if dilutive.

For the three months ended March 31, 2026, the change in accounting estimate related to vessel depreciation increased depreciation expense and reduced basic and diluted net income per common share by approximately $0.03.

For the three months ended March 31, 2026, approximately 480,000 shares of restricted stock awards were excluded from the calculation of diluted net income per common share because their effect would have been anti-dilutive.

For the three months ended March 31, 2025, the Company reported a net loss of approximately $2.0 million. Accordingly, all potential common shares were anti-dilutive, and diluted net loss per common share is equal to basic net loss per common share for that period.

The following table summarizes the calculation of basic and diluted income per share:

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$13,294	$(1,981)
Weighted Average Shares - Basic	64,193,205	63,851,090
Dilutive effect of restricted stock awards	582,358	—
Weighted Average Shares - Diluted	64,775,563	63,851,090
Basic net income (loss) per share	$0.21	$(0.03)
Diluted net income (loss) per share	$0.21	$(0.03)

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

For the three months ended March 31, 2026 and 2025, the Company recognized expense of approximately $131 and $179, respectively, related to these matching contributions.

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

The CEO, acting as the Chief Operating Decision Maker (CODM), assesses profitability and asset performance using Time Charter Equivalent ("TCE") revenues. The primary expense analyzed by the CODM is voyage expenses, which are reported separately in the Consolidated Statements of Income. TCE is a non-GAAP performance measure widely used in the shipping industry and is considered by management to be the key indicator of vessel operating performance.

In assessing performance and making resource allocation decisions, the CODM reviews both segment-level results and the Company’s consolidated financial results, which are prepared in accordance with U.S. GAAP.

The following tables present selected financial information with respect to our reportable segment:

	Three Months Ended March 31,
	2026	2025
Shipping segment
Voyage revenue	$152,000	$109,660
Charter revenue	12,442	9,993
Shipping segment total revenue	$164,442	$119,653
Reconciliation:
All other revenue (1)	6,139	3,149
Total consolidated revenue	$170,580	$122,802

Shipping segment total revenue	$164,442	$119,653
Less:
Voyage expense	73,739	60,307
TCE revenue (2)	$90,703	$59,346
Reconciliation to net income:
Port terminal & stevedore revenue	(6,139)	(3,149)
Charter hire expense	39,177	17,641
Vessel operating expenses	20,562	22,178
Terminal Expenses	4,375	2,551
General and administrative	10,027	7,274
Depreciation and amortization	11,876	9,923
Loss on vessel held for sale	358	—
Other income (expense), net	(3,199)	5,125
Total consolidated net income (loss)	$13,665	$(2,198)

(1) All other revenue includes revenue from our port and terminal operations, as well as other ancillary services.
(2) TCE revenue represents shipping segment total revenue less voyage expenses and is considered the segment measure of profit/loss.

Geographical Disclosure

Revenue from external customers is attributed to geographic areas as follows:

	Three Months Ended March 31,
	2026	2025
United States	$50,228	$35,327
Singapore	18,811	15,656
Germany	16,145	13,579
Other (1)	85,396	58,240
Total consolidated revenue	$170,580	$122,802

(1) This includes revenue from various regions across Asia, Europe, South America, and other international markets.

Revenue is presented geographically based on the customer's country of domicile.

Note 14 - Subsequent Events

On May 7, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per common share, payable on June 15, 2026, to shareholders of record as of the close of business on June 1, 2026.

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

Time Charter Equivalent ‘‘TCE’’ rates. The Company defines TCE rates as total shipping segment revenue less voyage expenses, divided by total shipping days. TCE rates are a common shipping industry performance measure used primarily to compare daily earnings generated by vessels on time charters with daily earnings generated by vessels on voyage charters because rates for vessels on voyage charters generally are not expressed on a per-day basis, while rates for vessels on time charters generally are expressed on a per-day basis. The Company believes this measure is consistent with industry practice.

Selected Financial Information

	For the three months ended March 31,
	2026	2025
Selected Financial Data
Voyage revenue	$152,000	$109,660
Charter revenue	12,442	9,993
Terminal & Stevedore Revenue	6,139	3,149
Total revenue	170,580	122,802
Voyage expense	73,739	60,307
Charter hire expense	39,177	17,641
Vessel operating expenses	20,562	22,178
Terminal & stevedore expenses	4,375	2,551
Total cost of transportation and service revenue	137,853	102,677
Transportation and service depreciation and amortization	11,840	9,896
Gross Profit	20,888	10,228
Other operating expenses	10,063	7,302
Loss on vessel held for sale	358	—
Income from operations	10,466	2,926
Total other income (expense), net	3,199	(5,125)
Net income (loss)	13,665	(2,199)
(Income) loss attributable to non-controlling interests	(371)	218
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$13,294	$(1,981)

Net income per common share information
Basic net income per share	$0.21	$(0.03)
Diluted net income per share	$0.21	$(0.03)
Weighted-average common shares Outstanding - basic	64,193	63,851
Weighted-average common shares Outstanding - diluted	64,776	63,851

	March 31, 2026	December 31, 2025
Selected Data from the Consolidated Balance Sheets
Cash, cash equivalents and restricted cash	$90,014	$103,324
Total assets	$950,695	$928,096
Total secured debt, including financing obligations and finance leases, net	$360,028	$372,208
Total shareholders' equity	$486,831	$474,736

	For the three months ended March 31,
	2026	2025
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by (used in) operating activities	$4,494	$(4,356)
Net cash used in investing activities	$(1,311)	$(460)
Net cash used in financing activities	$(16,493)	$(18,041)

Key Operating Metrics

	For the three months ended March 31,
	2026	2025
Shipping Days
Voyage days	5,120	4,196
Time charter days	827	1,014
Total shipping days (1)	5,947	5,210

TCE Rate ($/day) (2)	$15,252	$11,390
(1)Shipping days are defined as the aggregate number of days in a period during which its owned or chartered-in vessels are performing either a voyage charter (voyage days) or time charter (time charter days).

(2)Time Charter Equivalent (“TCE”) rate is a non-GAAP measure commonly used in the shipping industry and represents shipping segment revenue, consisting of voyage revenue and charter revenue, less voyage expenses, divided by total shipping days.

Non-GAAP Financial Measures

Management uses certain non-GAAP financial measures to evaluate the Company’s operating performance. These measures should not be considered in isolation or as a substitute for financial measures prepared in accordance with U.S. GAAP.

The reconciliation of Gross profit to Adjusted Gross Profit and Net income to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2026	2025
Gross Profit (GAAP)
Gross Profit (1)	$20,888	$10,228
Add:
Transportation and service depreciation and amortization	11,840	9,896
Adjusted Gross Profit (Non-GAAP) (1)	$32,727	$20,124

Adjusted EBITDA (2)
Net Income (loss)	$13,665	$(2,199)
Interest expense, net	3,892	5,702
Depreciation and amortization	11,876	9,923
Income tax provision (included in Other income / expense)	315	53
EBITDA (Non-GAAP)	$29,747	$13,479
Adjustments to EBITDA
Loss on impairment of vessel	358	—
Share-based compensation	1,700	1,532
Unrealized gain on derivative instruments, net	(6,606)	(184)
Adjusted EBITDA (Non-GAAP)	$25,199	$14,827

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

The Baltic Dry Index (“BDI”), a broader market measure of the cost to transport drybulk commodities by sea, offers a market view into global supply demand trends and is considered the standard benchmark for drybulk cargo pricing. The BDI averaged 1,955 for the first quarter of 2026, up approximately 75%, compared to an average of 1,118 for the same quarter of 2025. The average published market rates for Panamax, Supramax, and Handysize vessels, reflecting the composition of the company's fleet, also increased approximately 49%, to an average of $12,696 in the first quarter of 2026 from $8,548 in the same period of 2025.

As a result of the industry's volatility, we have experienced fluctuations in our quarterly and annual operating results in the past, and we expect to continue experiencing such fluctuations in the future due to various factors, including cargo demand, vessel supply, competition, and seasonality.

Quarterly TCE Performance

For the three months ended March 31, 2026, the Company's TCE rates were up 34% to $15,252 from $11,390 for the three months ended March 31, 2025. The Company's achieved TCE rates increased from the previous quarter as overall dry bulk market rates strengthened for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The Company's achieved TCE rate for the three months ended March 31, 2026 outperformed the average of the Baltic panamax, supramax, and handysize market indexes by approximately 20% due to its long-term contracts of affreightment, ("COAs"), its specialized fleet and its cargo-focused strategy.

First Quarter Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was approximately $13.3 million for three months ended March 31, 2026 as compared to a net loss of approximately $2.0 million for the same period of 2025.
•Diluted net income per share was $0.21 for three months ended March 31, 2026, as compared to diluted net loss per share of $0.03 for the same period in 2025.
•Pangaea's TCE rates were $15,252 for the three months ended March 31, 2026 and $11,390 for the three months ended March 31, 2025.
•Adjusted EBITDA was $25.2 million and $14.8 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
•At the end of the quarter, Pangaea had $90.0 million in cash, cash equivalents, and restricted cash.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenues

Pangaea’s revenues are derived predominately from voyage, time charters, and terminal and stevedore revenue. Total revenue for the three months ended March 31, 2026, was $170.6 million, compared to $122.8 million for the same period in 2025, a 39% increase. The increase in revenues was primarily driven by improved market freight rates and higher activity levels. TCE rates increased from $11,390 per day in the first quarter of 2025 to $15,252 per day in the first quarter of 2026, while total shipping days increased from 5,210 days to 5,947 days. Revenues also benefited from higher terminal and stevedore revenues.

The Components of our revenue are as follows:

Voyage Revenues: Voyage revenues increased by 39% for the three months ended March 31, 2026 to $152.0 million compared to $109.7 million for the same period in 2025. The increase in voyage revenues was primarily due to a 22% increase in voyage days from 4,196 in the three months ended March 31, 2025 to 5,120 for the three months ended March 31, 2026. The increase is also attributable to the increase in the market freight rates as discussed above.

Charter Revenues: Charter revenues increased by 25%, to $12.4 million for the three months ended March 31, 2026, compared to $10.0 million for the same period in 2025. The increase was primarily driven by an improvement in average market charter rates, as the Panamax, Supramax, and Handysize indices increased by 49% from $8,548 per day to $12,696 per day year-over-year. This was offset by an 18% decrease in time charter days, which decreased from

1,014 to 827 days. The Company’s flexible chartering strategy enables the Company to selectively release excess ship days, if any, into the market under time charter arrangements rather than voyage days.

Terminal & Stevedore Revenues: Terminal & Stevedore revenues increased by 95% to $6.1 million for the three months ended March 31, 2026, compared to $3.1 million for the same period in 2025, primarily due to the addition of two new port operations in Lake Charles and Port Aransas during 2026.

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

The Components of our expenses are as follows:

Voyage Expenses: Voyage expenses were $73.7 million for the three months ended March 31, 2026, compared to $60.3 million for the same period in 2025, representing an increase of approximately 22%. The increase was primarily driven by a 22% increase in voyage days, with corresponding increases in bunkers consumed and port costs incurred in the period.

Charter Hire Expenses: Charter hire expenses for the three months ended March 31, 2026 were $39.2 million, compared to $17.6 million for the same period in 2025, a 122% increase. The increase was primarily due to an increase in chartered-in days as well as market time charter rates. Chartered-in days increased 55%, from 1,745 days in the first quarter of 2025 to 2,712 days in the same period of 2026. On a per-day basis, charter hire expenses averaged $14,448 in the first quarter of 2026, compared to $10,108 in 2025. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses: Vessel operating expenses for the three months ended March 31, 2026 were $20.6 million, compared to $22.2 million for the same period in 2025, a decrease of approximately 7%. Most of this decrease was a result of a decrease in ownership days due to the sale of two vessels in the prior year, with 3,510 days for the three months ended March 31, 2026 compared to 3,690 days in 2025, reflecting a decrease of 5%. Excluding technical management fees, vessel operating expenses on a per day basis were $5,644 for the three months ended March 31, 2026, up from $5,528 for the three months ended March 31, 2025. Technical management fees were approximately $0.8 million in the first quarter of 2026, down from $1.8 million in 2025 reflecting, in part, the transition of technical management for 10 vessels from Bernard Schulte Shipmanagement ("BSM") to Seamar, the Company's wholly owned subsidiary.

Terminal & Stevedore Expenses: Terminal & Stevedore expenses increased by 95% to $4.4 million for the three months ended March 31, 2026, compared to $2.6 million for the same period in 2025, in line with the increase in terminal revenues and the addition of new port operations over the period.

General and Administrative Expenses: General and administrative expenses increased by 38% to $10.0 million for the three months ended March 31, 2026 compared to $7.3 million for the same period in 2025. The increase was primarily due to higher employee incentive compensation expense of approximately $0.9 million during the quarter, primarily resulting from earlier recognition of certain incentive compensation expenses during the current-year period compared to the prior year. The remaining increase was attributable to higher compensation costs associated with increased headcount across the organization and other incremental costs.

Unrealized Gain on Derivative Instrument: The Company uses derivative instruments, including forward freight agreements, bunker swaps and interest rate derivatives, to manage exposure to fluctuations in freight rates, bunker prices and interest rates. These instruments are marked to market at each balance sheet date, which can result in period-to-period fluctuations in earnings. For the three months ended March 31, 2026, the Company recognized an unrealized gain on bunker swaps of approximately $6.7 million, partially offset by an unrealized loss on FFAs of approximately $6.9 thousand and an unrealized loss on interest rate derivatives of approximately $0.1 million.

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

Long-lived Assets Impairment Considerations

The Company evaluates the recoverability of its fixed assets and other long-lived assets in accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. If indicators of impairment are present, the Company performs an analysis of the anticipated undiscounted future net cash flows to be derived from the related long-lived assets.

The Company performs this assessment at the individual vessel level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

During the three months ended March 31, 2026, the Company identified one vessel that met the criteria to be classified as held for sale. Upon classification, the vessel was written down to its estimated fair value less costs to sell, as the expected sale price was below its carrying value, resulting in the recognition of an impairment charge.

For the remaining vessels, the Company concluded that no indicators of impairment were present during the three months ended March 31, 2026. Accordingly, no recoverability analysis was required for those vessels. The Company did not identify any triggering events during the three months ended March 31, 2025.

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

As of March 31, 2026, and December 31, 2025, the Company’s working capital was $97.2 million and $87.7 million, respectively.

Cash Flows:

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2026 and 2025. We have derived these summarized statements of cash flows from the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the three months ended
	March 31, 2026	March 31, 2025
Net cash provided by/(used in):
Operating activities	4,494	(4,356)
Investing activities	(1,311)	(460)
Financing activities	(16,493)	(18,041)
Net change	$(13,310)	$(22,857)

Operating Activities

During the three months ended March 31, 2026, net cash provided by operating activities was approximately $4.5 million, compared to net cash used in operating activities of $4.4 million for the same period in 2025, representing an increase of $9.1 million. The improvement was primarily driven by higher net income and favorable changes in accounts payable and accrued expenses, partially offset by increased working capital outflows, including inventories and advance hire, prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was approximately $1.3 million and $0.5 million, respectively, representing an increase of $0.9 million. The increase was primarily driven by higher expenditures for vessel improvements and equipment purchases, partially offset by dividends received from equity method investments.

Financing Activities

Net cash used in financing activities was approximately $16.5 million for the three months ended March 31, 2026, compared to $18.0 million used in the same period in 2025, representing a decrease in cash used of $1.5 million. The decrease was primarily driven by lower cash dividends paid, partially offset by higher payments on financing obligations and finance leases.

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

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels, as well as port & terminal operations. As of March 31, 2026, the Company owned three Panamax, two Ultramax Ice Class 1C, two Ultramax, eight Supramax and four Post-Panamax Ice Class 1A drybulk vessels and fourteen Handysize vessels. The Company owns two-thirds of its consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) which owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company also holds a 50% equity interest in the owner of a deck barge and operates port and terminal facilities in Fort Lauderdale, Florida, Baltimore, Maryland, Port Aransas, Texas, Tampa, Florida, and Lake Charles, Louisiana.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $6.8 million and $6.4 million for the three months ended March 31, 2026 and 2025, respectively. The Company expects to perform one intermediate survey during the second quarter of 2026 at an aggregate estimated cost of approximately $1.5 million. In 2026, the Company anticipates performing four special surveys at an aggregate estimated cost of approximately $5.3 million.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at March 31, 2026 or December 31, 2025.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

No significant changes to our market risk have occurred since December 31, 2025. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk" included in the Company Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations to the effectiveness of any system of internal control over financial reporting. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with U.S. GAAP. Our internal controls over financial reporting are subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.

PART II: OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, we are involved in various other disputes and litigation matters that arise in the ordinary course of our business, principally cargo claims. Those claims, even if lacking merit, could result in the expenditure by us of significant financial and managerial resources.

Item 1A – Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and the Risk Factor described below, which could materially affect the Company’s business, financial condition or future results.

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
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2026.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Mads Boye Petersen
Mads Boye Petersen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)