Form 10-Q
period 2026-06-30
Pangaea Logistics Solutions Ltd.
filed 2026-08-10
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Common Stock, par value $0.0001 per share, 65,473,772 shares outstanding as of August 7, 2026.

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Balance Sheets
(U.S. Dollars in thousands, except for share and per share data)

	June 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$105,675	$103,054
Accounts receivable (net of allowance of $6,536 and $6,017 at June 30, 2026 and December 31, 2025, respectively)	59,147	55,854
Inventories	51,095	28,389
Advance hire, prepaid expenses and other current assets	50,027	28,478
Total current assets	265,944	215,776

Restricted cash	270	270
Fixed assets, at cost, net of accumulated depreciation of $200,962 and $179,988 at June 30, 2026 and December 31, 2025, respectively	667,189	677,518
Finance lease right of use assets, at cost, net of accumulated depreciation of $7,648 and $12,678 at June 30, 2026 and December 31, 2025, respectively	16,376	26,866
Goodwill	3,105	3,105
Other non-current assets	3,792	4,561
Total assets	$956,677	$928,096

Liabilities and stockholders' equity
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$83,012	$54,257
Affiliated companies payable	1,085	806
Deferred revenue	27,805	24,891
Current portion of secured long-term debt	40,155	16,910
Current portion of financing obligations	38,521	27,896
Current portion of finance lease liabilities	1,000	2,076
Dividend payable	607	1,198
Total current liabilities	192,184	128,034

Noncurrent liabilities
Secured long-term debt, net	66,542	97,157
Financing obligations, net	195,360	219,774
Finance lease liabilities, net	7,909	8,395
Total noncurrent liabilities	269,811	325,326
Commitments and contingencies - Note 9

Stockholders' equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 65,473,772 shares issued and outstanding at June 30, 2026; 64,973,988 shares issued and outstanding at December 31, 2025	7	7
Additional paid-in capital	259,394	257,072
Retained earnings	189,228	172,255
Total Pangaea Logistics Solutions Ltd. equity	448,629	429,333
Non-controlling interests	46,053	45,403
Total stockholders' equity	494,682	474,736
Total liabilities and stockholders' equity	$956,677	$928,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Statements of Operations
(U.S. Dollars in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Voyage revenue	$171,697	$146,269	$323,697	$255,929
Charter revenue	11,469	6,850	23,911	16,843
Port terminal & stevedore revenue	3,953	3,571	10,091	6,720
Total revenues, net	187,119	156,689	357,699	279,491
Expenses:
Voyage expense	79,058	77,782	152,796	138,089
Charter hire expense	39,104	31,423	78,282	49,064
Vessel operating expense	23,263	23,375	43,825	45,553
Terminal & stevedore expenses	2,954	2,686	7,329	5,238
General and administrative	8,962	7,172	18,989	14,446
Depreciation and amortization	12,433	10,597	24,309	20,521
Loss on write-down of vessel held for sale	—	—	358	—
Total expenses	165,774	153,036	325,888	272,911

Income from operations	21,345	3,654	31,811	6,580

Other income (expense):
Interest expense	(5,730)	(6,028)	(11,674)	(12,174)
Interest income	1,069	292	3,121	736
Unrealized loss on derivative instruments, net	(6,696)	(1,301)	(89)	(1,117)
Other income	494	484	978	877
Total other income (expense), net	(10,863)	(6,554)	(7,664)	(11,679)

Net income (loss)	10,481	(2,900)	24,146	(5,099)
(Income) loss attributable to non-controlling interests	(280)	158	(650)	376
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$10,201	$(2,742)	$23,496	$(4,723)

Net income (loss) per common share
Basic	$0.16	$(0.04)	$0.37	$(0.07)
Diluted	$0.16	$(0.04)	$0.36	$(0.07)

Weighted average shares used to compute earnings per common share:
Basic	64,396,991	64,042,209	64,295,098	63,988,996
Diluted	65,025,857	64,042,209	64,901,400	63,988,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Statements of Stockholders' Equity for three and six months ended June 30, 2026 and 2025
(U.S. Dollars in thousands, except for share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2026	65,414,923	$7	$258,771	$182,280	$441,058	$45,773	$486,831
Share-based compensation	—	—	622	—	622	—	622
Issuance of restricted shares, net of forfeitures	58,849	—	—	—	—	—	—
Common stock dividend	—	—	—	(3,253)	(3,253)	—	(3,253)
Net income	—	—	—	10,201	10,201	280	10,481
Balance at June 30, 2026	65,473,772	$7	$259,394	$189,228	$448,629	$46,053	$494,682

Balance at December 31, 2025	64,973,988	$7	$257,072	$172,255	$429,333	$45,403	$474,736
Share-based compensation	—	—	2,322	—	2,322	—	2,322
Issuance of restricted shares, net of forfeitures	499,784	0	0	—	—		—
Common stock dividend	—	—	—	(6,523)	(6,523)		(6,523)
Net income	—	—	—	23,496	23,496	650	24,146
Balance at June 30, 2026	65,473,772	$7	$259,394	$189,228	$448,629	$46,053	$494,682

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2025	65,621,562	$7	$260,192	$160,605	$420,803	$46,350	$467,153
Share-based compensation	—	—	549	—	549	—	549
Issuance of restricted shares, net of forfeitures	(41,543)	—	—				—
Share repurchases	(202,882)	—	(1,007)		(1,007)		(1,007)
Distribution to Non-Controlling Interests	—	—				(1,667)	(1,667)
Common stock dividend	—	—	—	(3,276)	(3,276)	—	(3,276)
Consolidation of subsidiary				26	26	252	278
Net loss	—	—	—	(2,742)	(2,742)	(158)	(2,900)
Balance at June 30, 2025	65,377,137	$7	$259,734	$154,613	$414,353	$44,777	$459,130

Balance at December 31, 2024	64,961,433	$6	$258,660	$169,155	$427,822	$46,843	$474,664
Share-based compensation	—	—	2,081	—	2,081	—	2,081
Distribution to Non-Controlling Interests	—	—	—	—	—	(1,942)	(1,942)
Issuance of restricted shares, net of forfeitures	618,586	—	—	—	—	—	—
Share repurchases	(202,882)	—	(1,007)	—	(1,007)	—	(1,007)
Common stock dividend	—	—	—	(9,845)	(9,845)	—	(9,845)
Consolidation of subsidiary				26	26	252	278
Net loss	—	—	—	(4,723)	(4,723)	(376)	(5,099)
Balance at June 30, 2025	65,377,137	$7	$259,734	$154,613	$414,353	$44,777	$459,130

(1) Common stock has a par value of $0.0001 per share. Amounts are presented in thousands, and therefore par value amounts are not reflected.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pangaea Logistics Solutions, Ltd.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands, except for share and per share data)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$24,146	$(5,099)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	24,309	20,521
Amortization of deferred financing costs	517	611
Amortization of prepaid rent	59	60
Unrealized loss on derivative instruments, net	89	1,117
Income from equity method investee	(1,240)	(877)
Provision for doubtful accounts	904	1,066
Loss on write-down of vessel held for sale	358	—
Drydocking costs	(8,946)	(11,945)
Share-based compensation	2,322	2,081
Change in operating assets and liabilities:
Accounts receivable	(4,197)	(8,021)
Inventories	(22,706)	(5,736)
Advance hire, prepaid expenses and other current assets	(22,079)	(355)
Accounts payable, accrued expenses and other current liabilities	29,426	13,572
Deferred revenue	2,914	3,044
Net cash provided by operating activities	25,878	10,039

Investing activities
Purchase of vessels, vessel improvements and equipment	(684)	(223)
Proceeds from sale of vessels and equipment	9,678	—
Purchase of fixed assets and equipment	(3,740)	(1,346)
Dividends received from equity method investments	1,100	—
Distributions from (Contributions to) non-consolidated subsidiaries	754	(842)
Net cash provided by (used in) investing activities	7,109	(2,411)

Financing activities
Proceeds from long-term debt	812	—
Payments of long-term debt	(8,471)	(8,269)
Payments of financing obligations	(14,017)	(12,602)
Payments of finance leases	(1,576)	(1,422)
Dividends paid to non-controlling interests	—	(1,942)
Cash dividends paid	(7,114)	(9,939)
Payments to repurchase ordinary shares	—	(1,007)
Net cash used in financing activities	(30,366)	(35,180)

Net change in cash and cash equivalents	2,621	(27,553)
Total cash and cash equivalents at beginning of period	103,054	86,805
Total cash and cash equivalents at end of period	$105,675	$59,253

Supplemental cash flow information
Cash and cash equivalents	$105,675	$59,253
Restricted cash	270	—
Total cash, cash equivalents and restricted cash	105,945	59,253
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$3,399	$2,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1 - General Information and Recent Events

The accompanying consolidated financial statements include the accounts of Pangaea Logistics Solutions Ltd. and its consolidated subsidiaries (collectively, the “Company”, “Pangaea”, “we” or “our”). The Company is engaged in the ocean transportation of drybulk cargoes worldwide through the ownership, chartering and operation of drybulk vessels. The Company is a holding company incorporated under the laws of Bermuda as an exempted company on April 29, 2014.

As of June 30, 2026, the Company's owned fleet consisted of two Panamax, two Ultramax Ice Class 1C, two Ultramax, eight Supramax, four Post-Panamax Ice Class 1A drybulk vessels and fourteen Handysize vessels. In addition, the Company owns two-thirds of its consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) which owns a fleet of six Panamax Ice Class 1A drybulk vessels.

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

Effective January 1, 2026, the Company revised certain assumptions used in determining vessel depreciation, including estimated useful lives and residual (scrap) values of its vessels. These revisions were accounted for prospectively as a change in accounting estimate. The Company increased its estimated vessel scrap value from $300 per light weight ton (“lwt”) to $400 per lwt., based on management's evaluation of long-term historical scrap price trends obtained from a third-party data provider, as well as consideration of industry practices. The Company also standardized the estimated useful lives of its dry bulk vessels to 25 years from delivery, which shortened the depreciation period for 26 of its 38 vessels.

The increase in depreciation expense resulting from the shorter estimated useful lives of certain vessels exceeded the reduction in depreciation expense resulting from the higher scrap value. As a result, depreciation expense increased, and net income decreased, by approximately $1.6 million, or $0.03 per basic and diluted share, for the three months ended June 30, 2026, and by approximately $3.3 million, or $0.05 per basic and diluted share, for the six months ended June 30, 2026. The Company expects depreciation expense to increase by approximately $2.8 million for the remaining six months of 2026.

Concentration of credit risk

The Company’s accounts receivable balance includes outstanding receivables from one significant customer that comprises 23% of accounts receivable as of June 30, 2026.

Advance hire, prepaid expenses and other current assets

Advance hire, prepaid expenses and other current assets were comprised of the following:

	June 30, 2026	December 31, 2025
Advance hire	$3,281	$3,394
Prepaid expenses	7,116	1,630
Prepaid voyage expenses	7,396	6,286
Accrued receivables - Voyage related	14,887	9,593
Accrued receivables	2,088	1,591
Cash margin on deposit	6,805	572
Derivative assets	290	524
Other current assets	8,164	4,887
	$50,027	$28,478

Goodwill

We conducted our annual qualitative assessment of goodwill as of June 1, 2026, which indicated that it was more likely than not that the fair value of the Company’s goodwill exceeded its carrying amount, thus no impairment was indicated. As of June 30, 2026, no events or changes in circumstances occurred that would necessitate a further impairment review.

Other non-current assets

Other non-current assets were comprised of the following:

	June 30, 2026	December 31, 2025
Intangible Assets, net of accumulated amortization of $1,829 and $1,675 as of June 30, 2026 and December 31, 2025, respectively (1)	$422	$576
Investment in Associated Terminals Pangaea Logistics, LLC	1,508	2,032
Investment in Narragansett Bulk Carriers (US) Corp	520	520
Other investments	1,342	1,433
	$3,792	$4,561

(1) Intangible assets consist primarily of customer contracts and a non-compete agreement acquired in prior periods, which are being amortized over estimated useful lives ranging from
2 to 5 years. No new intangible assets were recognized during the three and six months ended June 30, 2026.

The Company recognized earnings from equity method investments during the six months ended June 30, 2026; the Company received $1.1 million from these investees during the period.

Accounts payable, accrued expenses and other current liabilities
Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	June 30, 2026	December 31, 2025
Accounts payable	$19,224	$14,328
Accrued expenses	7,862	319
Accrued Voyage Expenses	13,105	8,856
Accrued operating expenses	10,929	3,839
Bunkers suppliers	9,739	8,232
Charter hire payable	14,978	7,829
Accrued compensation	3,092	3,791
Other accrued liabilities	4,082	7,064
	$83,012	$54,257

Leases

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, Leases ("ASC 842"), the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending June 30, 2026, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the condensed consolidated statements of operations are lease expenses for chartered in contracts less than 12 months.

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

At June 30, 2026, the Company had ten vessels chartered to customers under time charters that included a lease. These ten leases varied in original length from 28 days to 72 days. The total lease payments remaining as of June 30, 2026 under these arrangements were approximately $5,397. All time charters are scheduled to be completed within 57 days, and no lease payments extend beyond August 2026.

At June 30, 2025, the Company had three vessels chartered to customers under time charters that included a lease. These three leases varied in original length from 34 days to 35 days. The lease payments due under these arrangements were approximately $593, all of which was received within the 18 days following June 30, 2025.

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

The Company’s contracts with customers, including voyage charters and stevedoring service contracts, generally have original expected durations of one year or less. In accordance with the practical expedient in ASC 606-10-50-14, the Company has elected not to disclose the amount of remaining performance obligations for these contracts. As of June 30, 2026, the Company did not have any material unsatisfied performance obligations that are required to be disclosed.

Deferred Revenue

All deferred revenue recorded on the consolidated balance sheets as of December 31, 2025, was recognized during the six months ended June 30, 2026.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient that permits entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The Company adopted the amendments and elected the practical expedient effective January 1, 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the interim financial statement disclosure requirements and establish a principle requiring disclosure of events occurring since the end of the most recent annual reporting period that have a material effect on an entity. For public business entities, the amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the amendments on its interim financial statement disclosures.

Note 3 - Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	June 30, 2026	December 31, 2025
Money market accounts – cash equivalents	$31,652	$24,828
Time deposit accounts - cash equivalents	30,704	3,000
Cash (1)	43,319	75,226
Cash and cash equivalents	105,675	103,054
Restricted cash (2)	270	270
Total cash, cash equivalents and restricted cash	$105,945	$103,324

(1) It consists of cash deposits at various major banks.
(2) Restricted cash consists of amounts required to be maintained under the Company’s insurance arrangements and is not available for general corporate purposes.

As of June 30, 2026 and December 31, 2025, the Company held cash and cash equivalents in the following subsidiaries:

	June 30, 2026	December 31, 2025
Pangaea (1)	$100,577	$95,228
NBHC (2)	5,045	7,784
Deck Barge (3)	323	312
Total cash, cash equivalents and restricted cash	$105,945	$103,324
(1) Held by 100% owned Pangaea consolidated subsidiaries
(2) Held by a 67% owned Pangaea consolidated subsidiary
(3) Held by a 50% owned Pangaea consolidated subsidiary.

Note 4 - Fixed Assets

As of June 30, 2026, the Company’s fleet consisted of thirty-eight dry bulk vessels and one barge. Certain vessels were financed through financing obligations recognized in failed sale-leaseback transactions, and one vessel was financed through a finance lease arrangement.

	June 30, 2026	December 31, 2025
m/v Nordic Odyssey (1)	$15,898	$16,768
m/v Nordic Orion (1)	17,624	16,652
m/v Nordic Oshima (1)	20,919	21,599
m/v Nordic Olympic (1)	21,696	22,436
m/v Nordic Odin (1)	21,852	22,593
m/v Nordic Oasis (1)	23,215	23,851
m/v Nordic Nuluujaak	33,818	33,298
m/v Nordic Qinngua	33,682	33,305
m/v Nordic Sanngijuq	33,317	32,973
m/v Nordic Siku	32,746	33,349
m/v Bulk Endurance	18,901	19,417
m/v Bulk Prudence	24,628	25,478
m/v Bulk Courageous	14,849	15,347
m/v Bulk Concord	15,616	16,739
m/v Bulk Pride	11,167	10,698
m/v Bulk Spirit	9,853	10,682
m/v Bulk Sachuest	15,833	15,401
m/v Bulk Independence	10,758	11,756
m/v Bulk Friendship	10,657	11,087
m/v Bulk Valor	16,080	16,695
m/v Bulk Promise	16,634	17,234
m/v Bulk Brenton	26,404	27,079
m/v Bulk Patience	26,414	27,066
m/v Strategic Fortitude	17,904	17,406
m/v Strategic Resolve	14,447	14,929
m/v Strategic Explorer	14,236	14,646
m/v Strategic Entity	14,568	15,060
m/v Strategic Synergy	13,155	13,501
m/v Strategic Alliance	13,156	13,501
m/v Strategic Unity	13,157	13,502
m/v Strategic Harmony	13,155	13,501
m/v Strategic Equity	13,156	13,501
m/v Strategic Venture	13,158	13,502
m/v Strategic Savannah	10,866	10,984
m/v Strategic Spirit	11,084	11,401
m/v Strategic Vision	10,288	10,591
m/v Strategic Tenacity	9,966	10,247
Miss Nora G Pearl (2)	1,597	1,597
	656,455	669,372
Other fixed assets, net	10,734	8,147
Total fixed assets, net	$667,189	$677,518
Right of Use Assets
m/v Bulk Xaymaca (3)	$—	$10,127
m/v Bulk Destiny	16,376	16,740
	$16,376	$26,866
(1) Vessels are owned by NBHC, a consolidated entity in which the Company has a two-thirds ownership interest at June 30, 2026 and December 31, 2025, respectively.
(2) Barge is owned by a 50% owned consolidated subsidiary at June 30, 2026 and December 31, 2025, respectively.

(3) On May 18, 2026, the Company completed the sale of the M/V Bulk Xaymaca for $9.6 million and recognized a loss on write-down of vessel held for sale of approximately $0.4 million during the six months ended June 30, 2026.
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

During the six months ended June 30, 2026, the Company classified one vessel as held for sale. Upon classification, the vessel was written down to its estimated fair value less costs to sell, resulting in the recognition of a loss on sale. The vessel was subsequently sold in May 2026 for approximately $9.6 million.

For the remaining vessels, the Company concluded that no indicators of impairment were present during the six months ended June 30, 2026. Accordingly, no recoverability analysis was required for those vessels. The Company did not identify any triggering events during the six months ended June 30, 2025.

Note 5 - Debt

As of June 30, 2026 and December 31, 2025, the Company’s outstanding long-term debt consists of the following:

	June 30, 2026	December 31, 2025	Interest Rate (%) (1)	Maturity Date
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	$7,554	$8,575	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3)	27,800	30,200	3.38%	March 2027
$50 million Senior Secured Term Loan Facility - Dated August 14, 2024 (4)	39,898	42,254	6.35%	May 2029
Bulk Valor Corp. Loan and Security Agreement (2)	6,548	7,280	3.29%	June 2028
Bulk Promise Corp. (2)	6,225	6,917	5.45%	October 2027
Bulk Sachuest (2)	5,598	6,052	6.19%	October 2029
Bulk Prudence	12,771	13,465	5.53%	July 2029
Pangaea Texas, LLC (2)	591	691	1.74%	November 2029
Pangaea Baltimore, LLC (2)	132	—	—%	February 2030
Pangaea Florida, LLC (2)	658	—	4.15%	May 2031
Total	$107,774	$115,434
Less: unamortized issuance costs	(1,078)	(1,366)
	$106,697	$114,067
Less: current portion	(40,155)	(16,910)
Secured long-term debt, net	$66,542	$97,157
(1)As of June 30, 2026.
(2)Interest rates on the loan facilities are fixed.
(3)The borrower under this facility is NBHC. The Company has two-thirds ownership interest and an independent third party has one-third ownership interest in NBHC. NBHC is consolidated in accordance with ASC 810-10 and as such, amounts pertaining to the non-controlling ownership held by the third parties in the financial position of NBHC are reported as non-controlling interest in the accompanying balance sheets.
(4)This facility is secured by the vessels m/v Bulk Endurance, m/v Bulk Brenton, and Bulk Patience, and is guaranteed by the Company.

$0.1 million Equipment Financing Arrangement

On February 6, 2026, Pangaea Baltimore LLC, a wholly-owned subsidiary of the Company, entered into a $0.1 million equipment financing arrangement with Wells Fargo Vendor Financial Services, LLC in connection with the purchase of a 2026 Bobcat T86 compact track loader. The total amount financed under the agreement was $144, inclusive of fees. The financing arrangement does not bear stated interest and is payable in 48 equal monthly installments of approximately $3, with a final maturity date in 2030. The obligations are secured by the financed equipment and are subject to customary events of default and acceleration provisions.
$0.7 million Equipment Financing Arrangement
On May 1, 2026, Pangaea Florida LLC, a wholly-owned subsidiary of the Company, entered into equipment financing arrangements totaling approximately $0.7 million for the purchase of two 2026 Caterpillar 938 wheel loaders. The arrangements bear interest at 4.15% and are payable in 60 equal monthly installments. The obligations are secured by the financed equipment. Each arrangement financed approximately $0.3 million, for a combined amount of approximately $0.7 million.

The future minimum payments under the debt agreements are as follows:

Years ending December 31,
2026 (remainder of the year)	$11,202
2027	50,710
2028	14,668
2029	42,286
2030	154
Thereafter	62
119,082
Less: Amount representing interest	(11,308)
107,774
Less: Unamortized Debt Issuance Costs	(1,078)
106,697
Less: current portion	(40,155)
Secured long-term debt, net	$66,542

Financial Covenants

All the loan terms and key financial covenants for all outstanding debt as of December 31, 2025, remain unchanged as of June 30, 2026. Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of June 30, 2026 and December 31, 2025.

Financing Obligations Recognized in Failed Sale Leaseback Transactions
The following vessels were acquired through failed sale-leaseback transactions and are accounted for as financing obligations. These transactions do not qualify as leases under ASC 842 because the Company retains control of the vessels and is contractually obligated to repurchase them.

As of June 30, 2026 and December 31, 2025, the Company’s financing obligation consists of the following:

	June 30, 2026	December 31, 2025	Interest Rate (%) (1)	Maturity Date
Bulk Spirit Ltd.	$4,635	$5,206	6.13%	February 2027
Bulk Friendship Corp. - Bareboat Charter Party dated September 30, 2024	6,900	7,200	6.22%	August 2029
Bulk Nordic Seven LLC (3)	24,199	25,092	7.06%	May 2036
Bulk Nordic Eight LLC (3)	24,191	25,085	7.06%	June 2036
Bulk Nordic Nine LLC (3)	24,432	25,300	7.06%	September 2036
Bulk Nordic Ten LLC (3)	24,565	25,433	7.06%	November 2036
Bulk Courageous Corp. (2)	6,000	6,600	3.93%	April 2028
Phoenix Bulk 25 Corp. (2)	7,897	8,769	4.67%	February 2029
Bulk Independence	6,250	7,000	6.19%	December 2028
Bulk Pride	6,250	7,000	6.19%	December 2028
Tripartite Agreement (m/v Strategic Alliance, m/v Strategic Synergy, Strategic Unity) (2)	26,607	27,952	5.52%	June 2029
SBC Equity Pte. Ltd.	9,021	9,495	5.62%	August 2031
SBC Explorer LLC	7,479	8,208	5.62%	March 2030
RHI Fortitude Pte. Ltd.	8,800	9,400	5.64%	January 2031
SBC Harmony Pte. Ltd.	8,800	9,520	5.74%	August 2031
RHI Savannah Pte. Ltd.	7,770	8,310	5.58%	September 2029
RHI Tenacity Pte. Ltd. (2)	7,945	8,442	2.31%	April 2027
SBC Venture Pte. Ltd.	7,399	8,007	5.75%	July 2031
SBC Spirit Pte. Ltd.	7,955	8,525	5.57%	July 2032
SBC Vision Pte. Ltd.	8,190	8,730	5.58%	June 2030
Operating Leases:
Other (4)	$353	$369
Total	$235,638	$249,642
Less: unamortized issuance costs, net	(1,757)	(1,972)
	233,881	247,670
Less: current portion	(38,521)	(27,896)
Financing Obligations, net	$195,360	$219,774

(1)As of June 30, 2026 including the effect of interest rate cap if any.
(2)Interest rates on the loan facilities are fixed.
(3)The Company entered into an interest rate cap on a portion of these facilities effective through the fourth quarter 2026, which caps the SOFR at 3.51%.
(4)The Company entered into a 10-year ground lease agreement with the Tampa Port Authority, commencing on April 22, 2024.

All the obligation terms and financial covenants for all outstanding financing obligations as of December 31, 2025, remain unchanged as of June 30, 2026. The Company was in compliance with all financial covenants as of June 30, 2026 and December 31, 2025. All outstanding financing obligations are secured by the respective underlying assets.

Year ending December 31,
2026 (remainder of the year)	$21,285
2027	50,628
2028	45,744
2029	58,329
2030	28,218
Thereafter	94,423
Total minimum payments	298,627
Less: Amount representing interest	(62,989)
Present value of minimum payments	235,638
Less: Issuance costs	(1,757)
Present value of minimum payments, net	233,881
Less: Current portion of financing obligations	(38,521)
Non-current portion of financing obligations	$195,360

Note 6 - Finance Leases

At June 30, 2026, the Company had an outstanding finance lease liability related to the M/V Bulk Destiny under the Bulk Nordic Five Ltd. facility. During the six months ended June 30, 2026, the Company exercised and completed on its purchase option under the Bulk PODS Ltd. arrangement related to the M/V Bulk Xaymaca, and no finance lease liability remained outstanding under that facility as of June 30, 2026. The Bulk Nordic Five Ltd. arrangement was entered into before the adoption of ASC 842 and continues to be accounted for as a finance lease under the transition provisions applicable to arrangements previously classified under ASC 840.

Finance leases consist of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025	Interest Rate (%)	Maturity Date
Finance Leases:
Bulk PODS Ltd. (2)	$—	$1,076	—%
Bulk Nordic Five Ltd. (1)	8,950	9,450	3.97%	April 2028
Total	$8,950	$10,526
Less: unamortized issuance costs, net	(41)	(55)
	$8,909	$10,471
Less: current portion	(1,000)	(2,076)
Long-term finance lease liabilities, net	$7,909	$8,395

(1)Interest rates on the loan facilities are fixed.
(2)On January 13, 2026, the Company exercised its purchase option under the Bulk PODS financing arrangement. The transaction closed on March 16, 2026 for $1.3 million, and no gain or loss was recognized upon closing.

The following table provides details of the Company's future minimum lease payments under finance and operating lease liabilities recorded on the Company's consolidated balance sheets as of June 30, 2026.

Year ending December 31,	Amount
2026 (remainder of the year)	$676
2027	1,321
2028	7,596
Total minimum lease payments	9,593
Less imputed interest	(643)
Present value of minimum lease payments	8,950
Less current portion	(1,000)
Less issuance costs	(41)
Long-term portion	$7,909

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

Interest rate cap

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements. The Company uses an interest rate cap that provides for payments from the counterparty when the applicable interest rate exceeds the contractual strike rate. The interest rate cap is not designated as a hedging instrument for accounting purposes, and changes in its fair value are recognized in earnings.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	06/30/2026	12/31/2025	Balance Sheet Location	06/30/2026	12/31/2025
Margin accounts (1)	Other current assets	$6,805	$572	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$171	$177	Other current liabilities	$—	$—
Fuel swap contracts (2)	Other current assets	$—	$—	Other current liabilities	$1,044	$1,189
Interest rate cap (2)	Other current assets	$119	$347	Other current liabilities	$—	$—

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

	Unrealized gain (loss) on derivative instruments
	Three Months Ended		Six Months Ended
Derivative instruments	06/30/2026	6/30/2025	06/30/2026	6/30/2025
Forward freight agreements	$1	$(184)	$(6)	$239
Fuel Swap Contracts	(6,600)	(803)	$145	$(506)
Interest rate cap	(97)	(315)	$(228)	$(850)
Total loss	$(6,696)	$(1,301)	$(89)	$(1,117)

Note 8 - Related Party Transactions

Accounts payable to related parties consist of the following:

	June 30, 2026	Activity	December 31, 2025

MTM Ship Management (“MTM”) (i)	$965	159	$806
Commissions payable (trade payables) (ii)	120	120	—
Total accounts payable to related parties	$1,085	$279	$806

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

ii.Phoenix Bulk Carriers (Brasil) Intermediacoes Maritimas Ltda. - a wholly-owned Company of a member of the Board of Directors.

The Company has a technical management agreement with MTM Ship Management (“MTM”), under which MTM serves as the technical manager for certain vessels within the merged entity’s fleet. Pursuant to the agreement, MTM provides services including vessel maintenance, crew management, procurement, and regulatory compliance. During the three months ended June 30, 2026 and June 30, 2025, the Company incurred technical management fees of approximately $651 and $563 under this arrangement. During the six months ended June 30, 2026 and June 30, 2025, the Company incurred technical management fees of approximately $1,302 and $1,125 under this arrangement.

Note 9 - Commitments and Contingencies

Long-term Contracts Accounted for as Operating Leases

The Company has operating leases for office facilities in various locations. These leases generally have remaining terms ranging from 5 months to 54 months, some of which include options to extend or terminate. The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants. The weighted-average remaining lease term was 3.41 years as of June 30, 2026. The Company also has certain office equipment leases, which are excluded from the office lease disclosures because they are immaterial.

The following table summarizes the Company’s office lease commitments as of June 30, 2026.

Location	Remaining lease Term (as of June 30, 2026)	Undiscounted Payments
Copenhagen, Denmark	6 months	$61
Singapore	5 months	31
Connecticut, U.S.	54 months	366
Greece	39 months	554
Total		$1,012

In March 2026, the Company modified its Greece office lease to extend lease term by 36 months starting from October 1, 2026.

For the three months ended June 30, 2026 and 2025, the Company recognized approximately $111 and $50, respectively, as lease expense for office leases in General and Administrative Expenses. For the six months ended June 30, 2026 and 2025, the Company recognized approximately $221 and $100, respectively, as lease expense for office leases in General and Administrative Expenses.

As of June 30, 2026, future minimum rentals under all of our operating leases are as follows:

Year ending December 31,	Amount
2026 (remainder of the year)	$217
2027	252
2028	252
2029	209
2030	81
Total	$1,012

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

Note 10 – Stockholders’ Equity

Dividends Paid

Total cash dividends paid were approximately $7.1 million for the six months ended June 30, 2026.

Changes in Outstanding Shares

The following table summarizes changes in the number of shares of common stock outstanding for the six months ended June 30, 2026:

Description	Number of Shares
Shares outstanding at December 31, 2025	64,973,988
Shares issued (e.g., equity grants)	500,935
Share forfeitures	(1,151)
Shares outstanding at June 30, 2026	65,473,772

Note 11 - Net Income per Common Share

Basic net income (loss) per common share is based on the weighted-average number of common shares outstanding during the applicable periods. Diluted net income (loss) per common share includes the effect of potential common shares when dilutive.
For the three months ended June 30, 2026, the change in accounting estimate related to vessel depreciation increased depreciation expense and reduced both basic and diluted net income per common share by approximately $0.03. For the six months ended June 30, 2026, the change in accounting estimate related to vessel depreciation increased depreciation expense and reduced both basic and diluted net income per common share by approximately $0.05.

For the three months ended June 30, 2026, approximately 407,619 shares of restricted stock awards were excluded from the calculation of diluted net income per common share because their effect would have been anti-dilutive. For the six months ended June 30, 2026, approximately 443,243 shares of restricted stock awards were excluded from the calculation of diluted net income per common share because their effect would have been anti-dilutive.

For the three and six months ended June 30, 2025, the Company reported net losses of approximately $2.7 million and $4.7 million, respectively. Accordingly, all potential common shares were anti-dilutive, and diluted net loss per common share was equal to basic net loss per common share for those periods.

The following table summarizes the calculation of basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$10,201	$(2,742)	$23,496	$(4,723)
Weighted Average Shares - Basic	64,396,991	64,042,209	64,295,098	63,988,996
Dilutive effect of restricted stock awards	628,866	—	606,302	—
Weighted Average Shares - Diluted	65,025,857	64,042,209	64,901,400	63,988,996
Basic net income (loss) per share	$0.16	$(0.04)	$0.37	$(0.07)
Diluted net income (loss) per share	$0.16	$(0.04)	$0.36	$(0.07)

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

For the three months ended June 30, 2026 and 2025, the Company recognized expense of approximately $69 and $55, respectively, related to these matching contributions. For the six months ended June 30, 2026 and 2025, the Company recognized an expense of approximately $200 and $233 for matching contributions.

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

The CEO, acting as the Chief Operating Decision Maker (CODM), assesses profitability and asset performance using Time Charter Equivalent ("TCE") revenues. The primary expense analyzed by the CODM is voyage expenses, which are reported separately in the condensed consolidated statements of operations. TCE is a non-GAAP performance measure widely used in the shipping industry and is considered by management to be the key indicator of vessel operating performance.

In assessing performance and making resource allocation decisions, the CODM reviews both segment-level results and the Company’s consolidated financial results, which are prepared in accordance with U.S. GAAP.

The following tables present selected financial information with respect to our reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shipping segment
Voyage revenue	$171,697	$146,269	323,697	$255,929
Charter revenue	11,469	6,850	23,911	16,843
Shipping segment total revenue	$183,166	$153,119	$347,608	$272,772
Reconciliation:
All other revenue (1)	3,953	3,571	10,091	6,720
Total consolidated revenue	$187,119	$156,689	$357,699	$279,491

Shipping segment total revenue	$183,166	$153,119	$347,608	$272,772
Less:
Voyage expense	79,058	77,782	152,796	138,089
TCE revenue (2)	$104,109	$75,337	$194,812	$134,683
Reconciliation to net income:
Port terminal & stevedore revenue	(3,953)	(3,571)	(10,091)	(6,720)
Charter hire expense	39,104	31,423	78,282	49,064
Vessel operating expenses	23,263	23,375	43,825	45,553
Terminal Expenses	2,954	2,686	7,329	5,238
General and administrative	8,962	7,172	18,989	14,446
Depreciation and amortization	12,433	10,597	24,309	20,521
Loss on write-down of vessel held for sale	—	—	358	—
Other income (expense), net	10,863	6,554	7,664	11,679
Total consolidated net income (loss)	$10,481	$(2,900)	$24,146	$(5,099)

(1) All other revenue includes revenue from our port and terminal operations, as well as other ancillary services.
(2) TCE revenue represents shipping segment total revenue less voyage expenses and is considered the segment measure of profit/loss.

Geographical Disclosure

Revenue from external customers is attributed to geographic areas as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$56,571	$46,142	$106,800	$81,469
Singapore	16,933	15,342	35,744	30,998
Germany	23,899	16,413	38,905	29,992
Other (1)	89,716	78,793	176,250	137,032
Total consolidated revenue	$187,119	$156,689	$357,699	$279,491

(1) This includes revenue from various regions across Asia, Europe, South America, and other international markets.

Revenue is presented geographically based on the customer's country of domicile.

Note 14 - Subsequent Events

On August 6, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable on September 15, 2026, to shareholders of record as of the close of business on September 1, 2026.

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

Selected Financial Information

	For the three months ended June 30,		For six months ended June 30,
	2026	2025	2026	2025
Selected Financial Data
Voyage revenue	$171,697	$146,269	$323,697	$255,929
Charter revenue	11,469	6,850	23,911	16,843
Terminal & Stevedore Revenue	3,953	3,571	10,091	6,720
Total revenue	187,119	156,689	357,699	279,491
Voyage expense	79,058	77,782	152,796	138,089
Charter hire expense	39,104	31,423	78,282	49,064
Vessel operating expenses	23,263	23,375	43,825	45,553
Terminal & stevedore expenses	2,954	2,686	7,329	5,238
Total cost of transportation and service revenue	144,379	135,267	282,232	237,944
Transportation and service depreciation and amortization	12,397	10,558	24,237	20,454
Gross Profit	30,343	10,865	51,230	21,093
Other operating expenses	8,998	7,211	19,061	14,513
Loss on write-down of vessel held for sale	—	—	358	—
Income from operations	21,345	3,654	31,811	6,580
Total other income (expense), net	(10,863)	(6,554)	(7,664)	(11,679)
Net income (loss)	10,481	(2,900)	24,146	(5,099)
(Income) loss attributable to non-controlling interests	(280)	158	(650)	376
Net income (loss) attributable to Pangaea Logistics Solutions Ltd.	$10,201	$(2,742)	$23,496	$(4,723)

Net income (loss) per common share
Basic net income (loss) per share	$0.16	$(0.04)	$0.37	$(0.07)
Diluted net income (loss) per share	$0.16	$(0.04)	$0.36	$(0.07)
Weighted-average common shares outstanding - basic	64,396,991	64,042,209	64,295,098	63,988,996
Weighted-average common shares outstanding - diluted	65,025,857	64,042,209	64,901,400	63,988,996

	June 30, 2026	December 31, 2025
Selected Data from the Consolidated Balance Sheets
Cash, cash equivalents and restricted cash	$105,945	$103,324
Total assets	$956,677	$928,096
Total secured debt, including financing obligations and finance leases, net	$349,487	$372,208
Total shareholders' equity	$494,682	$474,736

	For the six months ended June 30,
	2026	2025
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$25,878	$10,039
Net cash provided by (used in) investing activities	$7,109	$(2,411)
Net cash used in financing activities	$(30,366)	$(35,180)

Key Operating Metrics

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Shipping Days
Voyage days	4,951	5,575	10,071	9,771
Time charter days	784	647	1,611	1,661
Total shipping days (1)	5,735	6,222	11,682	11,432

TCE Rate ($/day) (2)	$18,153	$12,108	$16,676	$11,781
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

The reconciliation of Gross profit to Adjusted Gross Profit and Net income to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross Profit (GAAP)
Gross Profit (1)	$30,343	$10,865	$51,230	$21,093
Add:
Transportation and service depreciation and amortization	12,397	10,558	24,237	20,454
Adjusted Gross Profit (Non-GAAP) (1)	$42,740	$21,423	$75,467	$41,547

Adjusted EBITDA (2)
Net Income (loss)	$10,481	$(2,900)	$24,146	$(5,099)
Interest expense, net	4,661	5,737	8,553	11,438
Depreciation and amortization	12,433	10,597	24,309	20,521
Income tax provision (included in Other income / expense)	119	270	434	323
EBITDA (Non-GAAP)	$27,694	$13,704	$57,442	$27,183
Adjustments to EBITDA
Loss on write-down of vessel held for sale	—	—	358	—
Share-based compensation	622	549	2,322	2,081
Unrealized loss on derivative instruments, net	6,696	1,301	89	1,117
Adjusted EBITDA (Non-GAAP)	$35,013	$15,554	$60,212	$30,381

(1)Adjusted gross profit is defined as GAAP gross profit excluding transportation and service depreciation and amortization. Management believes this measure provides investors with additional insight into the operating performance of the Company’s shipping, terminal and stevedoring operations by excluding non-cash depreciation and amortization expenses associated with vessels and terminal and stevedoring assets. Adjusted gross profit is not a measure recognized under U.S. GAAP and should not be considered an alternative to gross profit, operating income or net income. The Company’s definition of adjusted gross profit may not be comparable to similarly titled measures used by other companies.

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

The Baltic Dry Index (“BDI”), a broader market measure of the cost to transport drybulk commodities by sea, offers a market view into global supply demand trends and is considered the standard benchmark for drybulk cargo pricing. The BDI averaged 2,751 for the second quarter of 2026, up approximately 87%, compared to an average of 1,467 for the same quarter of 2025. The average published market rates for Panamax, Supramax, and Handysize vessels, reflecting the composition of the company's fleet, also increased approximately 59%, to an average of $16,502 in the second quarter of 2026 from $10,347 in the same period of 2025.

As a result of the industry's volatility, we have experienced fluctuations in our quarterly and annual operating results in the past, and we expect to continue experiencing such fluctuations in the future due to various factors, including cargo demand, vessel supply, competition, and seasonality.

Quarterly TCE Performance

For the three months ended June 30, 2026, the Company's TCE rates were up 50% to $18,153 from $12,108 for the three months ended June 30, 2025. The Company's achieved TCE rates increased from the previous quarter as overall dry bulk market rates strengthened for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The Company's achieved TCE rate for the three months ended June 30, 2026 outperformed the average of the Baltic panamax, supramax, and handysize market indexes by approximately 10% due to its long-term contracts of affreightment ("COAs"), its specialized fleet and its cargo-focused strategy.

Second Quarter Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was approximately $10.2 million for three months ended June 30, 2026 as compared to a net loss of approximately $2.7 million for the same period of 2025.
•Diluted net income per share was $0.16 for three months ended June 30, 2026, as compared to diluted net loss per share of $0.04 for the same period in 2025.
•Pangaea's TCE rates were $18,153 for the three months ended June 30, 2026 and $12,108 for the three months ended June 30, 2025.
•Adjusted EBITDA was $35.0 million and $15.6 million for the three months ended June 30, 2026 and June 30, 2025, respectively.
•At the end of the quarter, Pangaea had $105.9 million in cash, cash equivalents, and restricted cash.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenues

Pangaea’s revenues are derived predominately from voyage, time charters, and terminal and stevedore revenue. Total revenue for the three months ended June 30, 2026, was $187.1 million, compared to $156.7 million for the same period in 2025, a 19% increase. The increase in revenues was primarily driven by improved market freight rates. TCE rates increased to $18,153 per day in the second quarter of 2026 from $12,108 per day in the second quarter of 2025, while total shipping days decreased from 6,222 days to 5,735 days. Revenues also benefited from higher terminal and stevedore revenues.

The components of our revenue are as follows:

Voyage Revenues: Voyage revenues increased by $25.4 million, or 17% for the three months ended June 30, 2026 to $171.7 million compared to $146.3 million for the same period in 2025. The increase was primarily due to higher market freight rates. The average Baltic Dry Index (“BDI”) for the second quarter of 2026 was 88% higher than in the comparable prior-year period, reflecting increased demand for dry bulk shipping and constrained vessel supply. The impact of higher freight rates was partially offset by an 11% decrease in voyage days, from 5,575 in the three months ended June 30, 2025 to 4,951 for the three months ended June 30, 2026.

Charter Revenues: Charter revenues increased by 67%, to $11.5 million for the three months ended June 30, 2026, compared to $6.9 million for the same period in 2025. The increase was primarily driven by an improvement in average market charter rates, as the Panamax, Supramax, and Handysize indices increased by 59% from $10,347 per day to $16,502 per day year-over-year. The increase was also due to a 21% increase in time charter days, which increased from 647 to 784 days. The Company’s flexible chartering strategy enables the Company to selectively release excess ship days, if any, into the market under time charter arrangements rather than voyage days.

Terminal & Stevedore Revenues: Terminal & Stevedore revenues increased by 11% to $4.0 million for the three months ended June 30, 2026, compared to $3.6 million for the same period in 2025, primarily due to the addition of two new port operations in Lake Charles and Port Aransas during 2026.

Operating and Business Expenses

In recent years, global cost inflation has contributed to higher vessel operating costs, including crew travel, equipment transportation, and drydocking. While we expect crew payroll expenses to remain stable in the near and medium term, other inflated costs may increase our vessels' daily operating expenses. Typically, any fuel cost increases during voyages are managed through bunker hedging or through fuel cost pass-through arrangements in long-term contracts.

The Components of our expenses are as follows:

Voyage Expenses: Voyage expenses were $79.1 million for the three months ended June 30, 2026, compared with $77.8 million for the same period in 2025, representing an increase of $1.3 million, or 2%. The increase was primarily attributable to higher bunker consumption costs of approximately $3.0 million, driven primarily by higher fuel prices, as well as increased canal and U.S. Gulf Coast port fees. These increases were partially offset by an 11% decrease in voyage days and lower freight relet costs resulting from fewer cargo relet arrangements.

Charter Hire Expenses: Charter hire expenses for the three months ended June 30, 2026 were $39.1 million, compared to $31.4 million for the same period in 2025, a 24% increase. The increase was primarily due to increased market time charter rates. On a per-day basis, charter hire expenses averaged $16,816 in the second quarter of 2026, compared to $11,813 in 2025. This increase was partially offset by a 13% decrease in chartered-in days, from 2,660 days in the second quarter of 2025 to 2,325 days in the same period of 2026. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses: Vessel operating expenses were $23.3 million for the three months ended June 30, 2026, compared to $23.4 million for the same period in 2025, remaining relatively unchanged. Ownership days decreased by 8% to 3,505 days, compared to 3,822 days in 2025, primarily due to the sale of two vessels over the period. Total vessel operating expenses per ownership day increased approximately 9% to $6,637 from $6,116.

Terminal & Stevedore Expenses: Terminal & Stevedore expenses increased by 10% to $3.0 million for the three months ended June 30, 2026, compared to $2.7 million for the same period in 2025, in line with the increase in terminal revenues and the addition of new port operations over the period.

General and Administrative Expenses: General and administrative expenses increased by 25% to $9.0 million for the three months ended June 30, 2026 compared to $7.2 million for the same period in 2025. The increase was primarily attributable to a $1.2 million increase in accrued performance-based compensation and other compensation related costs, in addition to higher audit fees associated with the timing of audit procedures and additional consent-related costs.

Unrealized Loss on Derivative Instrument: The Company uses forward freight agreements, bunker swaps and interest rate derivatives to manage its exposure to fluctuations in freight rates, bunker prices and interest rates. These instruments are measured at fair value at each balance sheet date, resulting in period-to-period fluctuations in earnings. Unrealized losses increased by $5.5 million, primarily due to a $5.8 million decrease in the fair value of bunker hedges as fuel prices declined toward the end of the second quarter following an earlier increase related to geopolitical tensions involving Iran.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenues

The Company derives its revenues primarily from voyage and time charters. Total revenue increased by $78.2 million, or 28%, to $357.7 million for the six months ended June 30, 2026, compared with $279.5 million for the same period in 2025. The increase was primarily attributable to a 42% increase in the average time charter equivalent (“TCE”) rate, from $11,781 per day in 2025 to $16,676 per day in 2026, and a 2% increase in total shipping days, from 11,432 days to 11,682 days.
Components of revenue are as follows:

Voyage Revenues: Voyage revenues increased by $67.8 million, or 26%, to $323.7 million for the six months ended June 30, 2026 from $255.9 million compared with the same period in 2025, primarily due to higher dry bulk market freight rates and a 3% increase in voyage days to 10,071 days in 2026 from 9,771 days in 2025. The BDI average increased by 82%, reflecting stronger Brazilian iron ore exports, resilient Chinese commodity imports, increased tonne-mile demand and tighter effective vessel supply, as well as comparatively weaker market conditions during the first half of 2025.

Charter Revenues: Charter revenue increased by $7.1 million or 42% to $23.9 million for the six months ended June 30, 2026, from $16.8 million for the same period in 2025. The increase was primarily attributable to a 55% increase in average market rates for Panamax, Supramax and Handysize vessels compared to the prior-year period, partially offset by a 3% decrease in time charter days to 1,611 days from 1,661 days.

Terminal & Stevedore Revenues: Terminal & Stevedore revenues increased by 50% for the six months ended June 30, 2026 to $10.1 million compared to $6.7 million for the same period in 2025 due to the addition of new port operations in the current year.

Operating and Business Expenses

The Components of our expenses are as follows:

Voyage Expenses: Voyage expenses were $152.8 million for the six months ended June 30, 2026, compared to $138.1 million for the same period in 2025, reflecting an increase of 11%. The increase was primarily attributable to higher bunker costs resulting from increased fuel prices and higher port costs associated with increased terminal fees, Panama Canal transits and port activity. Voyage days increased by 3% to 10,071 days from 9,771 days.

Charter Hire Expenses: Charter hire expenses for the six months ended June 30, 2026 were $78.3 million, compared to $49.1 million for the same period in 2025, a 60% increase. The increase was primarily attributable to higher market charter rates and increased chartered-in activity. Average published market rates for Supramax, Panamax and Handysize vessels increased by approximately 55%, while chartered-in days increased by 14% to 5,037 days from 4,405 days.

Vessel Operating Expenses: Vessel operating expenses for the six months ended June 30, 2026 were $43.8 million, compared to $45.6 million for the same period in 2025, a decrease of approximately 4%. This decrease was due to the reduction of the owned fleet during the period by two vessels. Total vessel operating expenses on a per day basis were $6,247 for the six months ended June 30, 2026 and $6,064 for the same period in 2025.

Terminal & Stevedore Expenses: Terminal & Stevedore expenses increased by 40% to $7.3 million for the six months ended June 30, 2026, compared to $5.2 million for the same period in 2025. This increase was in line with the higher terminal and stevedore revenue during the period due to new port operations in the current year.

General and Administrative Expenses: For the six months ended June 30, 2026, general and administrative expenses were $19.0 million, compared to $14.4 million for the same period in 2025. The $4.5 million increase in general and administrative expenses was primarily attributable to a $2.4 million increase in accrued incentive compensation costs. The increase also reflected higher corporate overhead of $1 million due to additional audit fees associated with the timing of billings and consents related to the transition between auditors, and corporate matters and Board projects. The remaining increase was primarily attributable to higher compensation costs due to increased headcount and wages.

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

During the six months ended June 30, 2026, the Company classified one vessel as held for sale. Upon classification, the vessel was written down to its estimated fair value less costs to sell, resulting in the recognition of a loss on sale. The vessel was subsequently sold in May 2026 for approximately $9.6 million.

For the remaining vessels, the Company concluded that no indicators of impairment were present during the six months ended June 30, 2026. Accordingly, no recoverability analysis was required for those vessels. The Company did not identify any triggering events during the six months ended June 30, 2025.

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

As of June 30, 2026, and December 31, 2025, the Company’s working capital was $73.8 million and $87.7 million, respectively.

Cash Flows:

The table below summarizes our primary sources and uses of cash for the six months ended June 30, 2026 and 2025. We have derived these summarized statements of cash flows from the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the six months ended
	June 30, 2026	June 30, 2025
Net cash provided by/(used in):
Operating activities	25,878	10,039
Investing activities	7,109	(2,411)
Financing activities	(30,366)	(35,180)
Net change	$2,621	$(27,553)

Operating Activities

During the six months ended June 30, 2026, net cash provided by operating activities was approximately $25.9 million, compared to $10.0 million for the same period in 2025, representing an increase of $15.8 million. The increase was primarily attributable to higher net income and favorable changes in accounts receivable and accounts payable, accrued expenses and other current liabilities. These factors were partially offset by increased cash used for inventories and advance hire, prepaid expenses and other current assets.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 was approximately $7.1 million, compared with net cash used in investing activities of approximately $2.4 million for the same period in 2025. Cash provided during the 2026 period primarily consisted of $9.7 million of proceeds from the sale of vessels and equipment, $1.1 million of dividends received from equity method investments, and $0.8 million of distributions from non-consolidated subsidiaries. These cash inflows were partially offset by $3.7 million of purchases of fixed assets and equipment and $0.7 million of purchases of vessels and vessel improvements.

Financing Activities

Net cash used in financing activities was approximately $30.4 million for the six months ended June 30, 2026, compared to $35.2 million used in the same period in 2025, representing a decrease in cash used of $4.8 million. The decrease in cash used was primarily attributable to lower cash dividends paid, the absence of dividends paid to non-controlling interests and ordinary share repurchases, and proceeds from long-term debt received during the 2026 period. These factors were partially offset by higher payments of financing obligations and finance leases.

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

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels, as well as port & terminal operations. As of June 30, 2026, the Company owned two Panamax, two Ultramax Ice Class 1C, two Ultramax, eight Supramax and four Post-Panamax Ice Class 1A drybulk vessels and fourteen Handysize vessels. The Company owns two-thirds of its consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) which owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company also holds a 50% equity interest in the owner of a deck barge and operates port and terminal facilities in Fort Lauderdale, Florida, Baltimore, Maryland, Port Aransas, Texas, Tampa, Florida, and Lake Charles, Louisiana.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately $8.9 million and $11.9 million for the six months ended June 30, 2026 and 2025, respectively. For the remainder of 2026, the Company expects to perform nine intermediate and special surveys at an aggregate estimated cost of approximately $14 million.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at June 30, 2026 or December 31, 2025.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks

No significant changes to our market risk have occurred since December 31, 2025. For a discussion of market risks affecting us, refer to Part II, Item 7A—"Quantitative and Qualitative Disclosures About Market Risk" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, readers should carefully consider the factors discussed in "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect the Company's business, financial condition, or future results.

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
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2026.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Mads Boye Petersen
Mads Boye Petersen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)