Form 10-Q
period 2026-09-30
Pangaea Logistics Solutions Ltd.
filed 2026-11-05
CIK 1606909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Common Stock, par value $0.0001 per share, 65,473,772 shares outstanding as of November 4, 2026.

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Balance Sheets (Unaudited)
(U.S. Dollars in thousands, except for share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$144,924	$103,054
Accounts receivable (net of allowance of $6,411 and $6,017 at September 30, 2026 and December 31, 2025, respectively)	64,275	55,854
Inventories	58,687	28,389
Advance hire, prepaid expenses and other current assets	42,541	28,478
Total current assets	310,426	215,776

Non Current assets
Restricted cash	270	270
Fixed assets, at cost, net of accumulated depreciation of $208,154 and $179,988 at September 30, 2026 and December 31, 2025, respectively	661,687	677,518
Finance lease right of use assets, at cost, net of accumulated depreciation of $7,862 and $12,678 at September 30, 2026 and December 31, 2025, respectively	16,138	26,866
Goodwill	3,105	3,105
Other non-current assets	4,369	4,561
Total assets	$995,995	$928,096

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$42,797	$30,389
Accrued expenses and other current liabilities	46,416	23,868
Affiliated companies payable	1,331	806
Deferred revenue	38,132	24,891
Current portion of secured long-term debt	37,758	16,910
Current portion of financing obligations	35,775	27,896
Current portion of finance lease liabilities	1,000	2,076
Dividend payable	714	1,198
Total current liabilities	203,922	128,034

Noncurrent liabilities
Secured long-term debt, net	64,838	97,157
Financing obligations, net	191,237	219,774
Finance lease liabilities, net	7,665	8,395
Total noncurrent liabilities	263,739	325,326

Commitments and contingencies - Note 9

Stockholders' equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 65,473,772 shares issued and outstanding at September 30, 2026; 64,973,988 shares issued and outstanding at December 31, 2025	7	7
Additional paid-in capital	260,047	257,072
Retained earnings	220,934	172,255
Total Pangaea Logistics Solutions Ltd. equity	480,988	429,333
Non-controlling interests	47,345	45,403
Total stockholders' equity	528,333	474,736
Total liabilities and stockholders' equity	$995,995	$928,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Statements of Operations (Unaudited)
(U.S. Dollars in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Voyage revenue	$193,141	$155,271	$516,838	$411,200
Charter revenue	18,814	9,298	42,725	26,141
Port terminal & stevedore revenue	7,102	4,101	17,193	10,820
Total revenues, net	219,057	168,670	576,756	448,161
Expenses:
Voyage expenses	77,292	73,208	229,944	211,297
Charter hire expenses	50,717	33,882	129,005	82,947
Vessel operating expenses	22,607	21,736	66,432	67,289
Terminal & stevedore expenses	5,293	3,134	12,621	8,372
General and administrative expenses	7,632	9,882	26,621	24,328
Depreciation and amortization	11,915	10,214	36,224	30,735
Loss (gain) on vessel and equipment sold	—	(309)	358	(309)
Total operating expenses	175,456	151,748	501,205	424,659

Income from operations	43,601	16,922	75,551	23,502

Other income (expense):
Interest expense	(5,297)	(5,912)	(16,971)	(18,086)
Interest income	884	357	4,005	1,093
Other income	365	1,620	1,114	1,380
Total other expense, net	(4,048)	(3,935)	(11,852)	(15,613)

Net income	39,552	12,988	63,699	7,889
Income attributable to non-controlling interests	(1,292)	(779)	(1,942)	(403)
Net income attributable to Pangaea Logistics Solutions Ltd.	$38,261	$12,208	$61,756	$7,485

Net income per common share
Basic	$0.59	$0.19	$0.96	$0.12
Diluted	$0.59	$0.19	$0.95	$0.12

Weighted average shares used to compute earnings per common share:
Basic	64,396,991	63,729,227	64,329,809	63,901,455
Diluted	64,901,369	64,823,069	64,793,780	65,009,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pangaea Logistics Solutions Ltd.
Condensed Consolidated Statements of Stockholders' Equity for three and nine months ended September 30, 2026 and 2025 (Unaudited)
(U.S. Dollars in thousands, except for share and per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2026	65,473,772	$7	$259,394	$189,228	$448,629	$46,053	$494,682
Share-based compensation	—	—	653	—	653	—	653
Common stock dividend	—	—	—	(6,554)	(6,554)	—	(6,554)
Net income	—	—	—	38,261	38,261	1,292	39,552
Balance at September 30, 2026	65,473,772	$7	$260,047	$220,934	$480,988	$47,345	$528,333

Balance at December 31, 2025	64,973,988	$7	$257,072	$172,255	$429,333	$45,403	$474,736
Share-based compensation	—	—	2,975	—	2,975	—	2,975
Issuance of restricted shares, net of forfeitures	499,784	0	0	—	—		—
Common stock dividend	—	—	—	(13,077)	(13,077)		(13,077)
Net income	—	—	—	61,756	61,756	1,942	63,699
Balance at September 30, 2026	65,473,772	$7	$260,047	$220,934	$480,988	$47,345	$528,333

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Pangaea Logistics Solutions Ltd. Equity	Non-Controlling Interest	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2025	65,377,137	$7	$259,734	$154,613	$414,353	$44,777	$459,130
Share-based compensation	—	—	614	—	614	—	614
Acquisition of non-controlling interest	—	—	(2,700)	—	(2,700)		(2,700)
Share repurchases	(200,518)	—	(984)		(984)		(984)
Distribution to Non-Controlling Interests	—	—				(258)	(258)
Common stock dividend	—	—	—	(3,230)	(3,230)	—	(3,230)
Consolidation of subsidiary				—		—	—
Net income	—	—	—	12,208	12,208	779	12,988
Balance at September 30, 2025	65,176,619	$7	$256,664	$163,592	$420,262	$45,298	$465,560

Balance at December 31, 2024	64,961,433	$6	$258,660	$169,155	$427,822	$46,843	$474,664
Share-based compensation	—	—	2,695	—	2,695	—	2,695
Issuance of restricted shares, net of forfeitures	618,586	—	—	—	—
Share repurchases	(403,400)	—	(1,991)		(1,991)		(1,991)
Distribution to Non-Controlling Interests						(2,200)	(2,200)
Acquisition of non-controlling interest			(2,700)	—	(2,700)	—	(2,700)
Common stock dividend	—	—	—	(13,075)	(13,075)	—	(13,075)
Consolidation of subsidiary				26	26	252	278
Net income	—	—	—	7,485	7,485	403	7,889
Balance at September 30, 2025	65,176,619	$7	$256,664	$163,592	$420,262	$45,298	$465,560

(1) Common stock has a par value of $0.0001 per share. Amounts are presented in thousands, and therefore par value amounts are not reflected.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Pangaea Logistics Solutions, Ltd.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands, except for share and per share data)

	Nine months ended September 30,
	2026	2025
Operating activities
Net income	$63,699	$7,889
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization expense	36,224	30,735
Amortization of deferred financing costs	782	875
Amortization of prepaid rent	89	89
Unrealized (gain) loss on derivative instruments, net	(4,526)	452
Income from equity method investee	(2,137)	(1,831)
Provision for doubtful accounts	795	1,174
Loss (gain) on sale of vessel and equipment	358	(309)
Drydocking costs	(11,406)	(13,812)
Share-based compensation	2,975	2,695
Change in operating assets and liabilities:
Accounts receivable	(9,215)	(4,369)
Inventories	(30,298)	(3,290)
Advance hire, prepaid expenses and other current assets	(11,301)	(1,969)
Accounts payable, accrued expenses and other current liabilities	33,861	17,432
Deferred revenue	13,241	2,841
Net cash provided by operating activities	83,141	38,601

Investing activities
Proceeds from sale of vessels and equipment	9,719	7,860
Purchase of fixed assets and equipment	(5,773)	(5,506)
Acquisition of non-controlling interest	—	(2,700)
Dividends received from equity method investments	2,350	3,100
Distributions from (Contributions to) non-consolidated subsidiaries	733	(842)
Net cash provided by investing activities	7,028	1,911

Financing activities
Proceeds from long-term debt	812	—
Payments of financing fees and debt issuance costs	—	(45)
Payments of long-term debt	(12,729)	(12,418)
Proceeds from financing obligation	—	18,000
Payments of financing obligations	(20,996)	(19,115)
Payments of finance leases	(1,826)	(2,133)
Dividends paid to non-controlling interests	—	(2,200)
Cash dividends paid	(13,561)	(13,126)
Payments to repurchase ordinary shares	—	(1,991)
Net cash used in financing activities	(48,299)	(33,027)

Net change in cash, cash equivalents and restricted cash	41,870	7,485
Cash, cash equivalents and restricted cash at beginning of period	103,324	86,805
Cash, cash equivalents and restricted cash at end of period	$145,194	$94,290

Pangaea Logistics Solutions, Ltd.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands, except for share and per share data)

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$144,924	$94,020
Restricted cash	270	270
Total cash, cash equivalents and restricted cash at end of period	145,194	94,290
Supplemental cash flow information:
Cash paid for interest	$16,647	$18,380
Cash received from interest rate caps	$373	$1,116

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses	$4,404	$1,369

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

As of September 30, 2026, the Company's owned fleet consisted of two Panamax, two Ultramax Ice Class 1C, two Ultramax, eight Supramax, four Post-Panamax Ice Class 1A drybulk vessels and fourteen Handysize vessels. In addition, the Company owns two-thirds of its consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) which owns a fleet of six Panamax Ice Class 1A drybulk vessels.

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

The consolidated financial statements include the accounts of Pangaea Logistics Solutions Ltd. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, amounts are presented in thousands of U.S. dollars, except for share and per share amounts and certain operating metrics, including time charter equivalent (“TCE”) rates, operating expenses per day, and Baltic Dry Index (“BDI”) data. Amounts presented in millions are specifically identified as such.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenue recognition for voyages in progress, the allowance for credit losses, the estimated salvage value used in determining vessel depreciation expense, and the evaluation of long-lived assets for impairment. Actual results could differ from those estimates. Certain Reclassifications have been made to the prior period financial statements to conform to the current period presentation

Effective January 1, 2026, the Company revised certain assumptions used in determining vessel depreciation, including estimated useful lives and residual (scrap) values of its vessels. These revisions were accounted for prospectively as a change in accounting estimate. The Company increased its estimated vessel scrap value from $300 per light weight ton (“lwt”) to $400 per lwt., based on management's evaluation of long-term historical scrap price trends obtained from a third-party data provider, as well as consideration of industry practices. The Company also standardized the estimated useful lives of its dry bulk vessels to 25 years from delivery, which shortened the depreciation period for 26 of its 38 vessels.

The increase in depreciation expense resulting from the shorter estimated useful lives of certain vessels exceeded the reduction in depreciation expense resulting from the higher scrap value. As a result, depreciation expense increased, and net income decreased, by approximately $1.1 million, or $0.02 per basic and diluted share, for the three months ended September 30, 2026, and by approximately $3.4 million, or $0.05 per basic and diluted share, for the nine months ended September 30, 2026. The Company expects depreciation expense to increase by approximately $4.5 million for the remaining three months of 2026.

Concentration of credit risk

Receivables from one significant customer represented 17% and 28% of the Company’s accounts receivable as of September 30, 2026 and December 31, 2025, respectively.
Advance hire, prepaid expenses and other current assets

Advance hire, prepaid expenses and other current assets were comprised of the following:

	September 30, 2026	December 31, 2025
Advance hire	$5,930	$3,394
Prepaid expenses	5,271	1,630
Prepaid voyage expenses	9,241	6,286
Accrued receivables - Voyage related	7,463	9,593
Cash margin on deposit	4,178	572
Derivative assets	3,286	524
Other current assets	7,172	6,478
	$42,541	$28,478

Goodwill

We conducted our annual qualitative assessment of goodwill as of June 1, 2026, which indicated that it was more likely than not that the fair value of the Company’s goodwill exceeded its carrying amount, thus no impairment was indicated. As of September 30, 2026, no events or changes in circumstances occurred that would necessitate a further impairment review.

Other non-current assets

Other non-current assets were comprised of the following:

	September 30, 2026	December 31, 2025
Intangible Assets, net of accumulated amortization of $1,882 and $1,675 as of September 30, 2026 and December 31, 2025, respectively (1)	$369	$576
Investment in Associated Terminals Pangaea Logistics, LLC	1,077	2,032
Investment in Narragansett Bulk Carriers (US) Corp	520	520
Other non-current assets	2,403	1,433
	$4,369	$4,561

(1) Intangible assets consist primarily of customer contracts and a non-compete agreement acquired in prior periods, which are being amortized over estimated useful lives ranging from
2 to 5 years. No new intangible assets were recognized during the three and nine months ended September 30, 2026.

The Company recognized earnings from equity method investments during the nine months ended September 30, 2026; the Company received $2.4 million from these investees during the period.

Accounts payable, accrued expenses and other current liabilities
Accounts payable, accrued expenses and other current liabilities were comprised of the following:

	September 30, 2026	December 31, 2025
Accounts payable:
Bunkers suppliers	15,980	8,232
Charter hire payable	13,177	7,829
Other trade accounts payable	13,640	14,328
Total accounts payable	$42,797	$30,389

Accrued expenses and other current liabilities:
Accrued Voyage Expenses	24,600	8,856
Accrued operating expenses	10,802	3,839
Accrued compensation	5,092	3,791
Other accrued liabilities	5,922	7,383
Total accrued expenses and other current liabilities	$46,416	$23,868

Leases

Time charter in contracts

The Company charters in vessels to supplement its owned fleet to support its voyage charter operations. The Company hires vessels under time charters with third party vessel owners, and recognizes the charter hire payments as an expense on a straight-line basis over the term of the charter. Charter hire payments are typically made in advance, and the unrecognized portion is reflected as advance hire in the accompanying consolidated balance sheets. Under the time charters, the vessel owner is responsible for the vessel operating costs such as crews, maintenance and repairs, insurance, and stores. As allowed by a practical expedient under ASC 842, Leases ("ASC 842"), the Company made an accounting policy election by class of underlying asset for leases with a term of 12 months or less, to forego recognizing a right-of-use asset and lease liability on its balance sheet. For the quarter ending September 30, 2026, the Company did not have any time charter in contracts with terms greater than 12 months, as such charter hire expense presented on the condensed consolidated statements of operations are lease expenses for chartered in contracts less than 12 months.

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

At September 30, 2026, the Company had eleven vessels chartered to customers under time charters that included a lease. These eleven leases varied in original length from 20 days to 200 days. The total lease payments remaining as of September 30, 2026 under these arrangements were approximately $6.9 million. All time charters are scheduled to be completed within 200 days, and no lease payments extend beyond April 2027.

At September 30, 2025, the Company had seven vessels chartered to customers under time charters that included a lease. These seven leases varied in original length from 34 days to 195 days. The lease payments due under these arrangements were approximately $6.5 million, all of which was received within the 183 days following September 30, 2025.

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

The Company’s contracts with customers, including voyage charters and stevedoring service contracts, generally have original expected durations of one year or less. In accordance with the practical expedient in ASC 606-10-50-14, the Company has elected not to disclose the amount of remaining performance obligations for these contracts. As of September 30, 2026, the Company did not have any material unsatisfied performance obligations that are required to be disclosed.

Deferred Revenue

All deferred revenue recorded on the consolidated balance sheets as of December 31, 2025, was recognized during the nine months ended September 30, 2026.

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

Note 3 - Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include short-term deposits with an original maturity of less than three months. The following table provides a reconciliation of cash and cash equivalents reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	September 30, 2026	December 31, 2025
Money market accounts – cash equivalents	$47,041	$24,828
Time deposit accounts - cash equivalents	30,975	3,000
Cash (1)	66,908	75,226
Cash and cash equivalents	144,924	103,054
Restricted cash (2)	270	270
Total cash, cash equivalents and restricted cash	$145,194	$103,324

(1) It consists of cash deposits at various major banks.
(2) Restricted cash consists of amounts required to be maintained under the Company’s insurance arrangements and is not available for general corporate purposes.

As of September 30, 2026 and December 31, 2025, the Company held cash and cash equivalents in the following subsidiaries:

	September 30, 2026	December 31, 2025
Pangaea (1)	$138,603	$95,228
NBHC (2)	5,968	7,784
Deck Barge (3)	623	312
Total cash, cash equivalents and restricted cash	$145,194	$103,324
(1) Held by 100% owned Pangaea consolidated subsidiaries
(2) Held by a 67% owned Pangaea consolidated subsidiary
(3) Held by a 50% owned Pangaea consolidated subsidiary

Note 4 - Fixed Assets

As of September 30, 2026, the Company’s fleet consisted of thirty-eight dry bulk vessels and one barge. Certain vessels were financed through financing obligations recognized in failed sale-leaseback transactions, and one vessel was financed through a finance lease arrangement.

	September 30, 2026	December 31, 2025
m/v Nordic Odyssey (1)	$15,291	$16,768
m/v Nordic Orion (1)	17,264	16,652
m/v Nordic Oshima (1)	20,558	21,599
m/v Nordic Olympic (1)	21,326	22,436
m/v Nordic Odin (1)	21,475	22,593
m/v Nordic Oasis (1)	22,837	23,851
m/v Nordic Nuluujaak	33,377	33,298
m/v Nordic Qinngua	33,304	33,305
m/v Nordic Sanngijuq	32,956	32,973
m/v Nordic Siku	32,425	33,349
m/v Bulk Endurance	18,576	19,417
m/v Bulk Prudence	24,196	25,478
m/v Bulk Courageous	14,581	15,347
m/v Bulk Concord	15,272	16,739
m/v Bulk Pride	10,689	10,698
m/v Bulk Spirit	10,909	10,682
m/v Bulk Sachuest	15,310	15,401
m/v Bulk Independence	10,605	11,756
m/v Bulk Friendship	11,944	11,087
m/v Bulk Valor	15,768	16,695
m/v Bulk Promise	16,329	17,234
m/v Bulk Brenton	27,589	27,079
m/v Bulk Patience	26,234	27,066
m/v Strategic Fortitude	17,631	17,406
m/v Strategic Resolve	14,249	14,929
m/v Strategic Explorer	14,029	14,646
m/v Strategic Entity	14,372	15,060
m/v Strategic Synergy	12,979	13,501
m/v Strategic Alliance	12,980	13,501
m/v Strategic Unity	12,981	13,502
m/v Strategic Harmony	12,979	13,501
m/v Strategic Equity	12,981	13,501
m/v Strategic Venture	12,983	13,502
m/v Strategic Savannah	10,726	10,984
m/v Strategic Spirit	10,886	11,401
m/v Strategic Vision	10,134	10,591
m/v Strategic Tenacity	9,827	10,247
Miss Nora G Pearl (2)	1,597	1,597
	650,152	669,372
Other fixed assets, net	11,534	8,147
Total fixed assets, net	$661,687	$677,518
Right of Use Assets
m/v Bulk Xaymaca (3)	$—	$10,127
m/v Bulk Destiny	16,138	16,740
	$16,138	$26,866

(1) Vessels are owned by NBHC, a consolidated entity in which the Company has a two-thirds ownership interest at September 30, 2026 and December 31, 2025, respectively.
(2) Barge is owned by a 50% owned consolidated subsidiary at September 30, 2026 and December 31, 2025, respectively.
(3) On May 18, 2026, the Company completed the sale of the M/V Bulk Xaymaca for $9.6 million and recognized a loss on write-down of vessel held for sale of approximately $0.4 million during the nine months ended September 30, 2026.
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

During the nine months ended September 30, 2026, the Company classified one vessel as held for sale. Upon classification, the vessel was written down to its estimated fair value less costs to sell, resulting in the recognition of a loss on sale. The vessel was subsequently sold in May 2026 for approximately $9.6 million.

For the remaining vessels, the Company concluded that no indicators of impairment were present during the nine months ended September 30, 2026. Accordingly, no recoverability analysis was required for those vessels. The Company did not identify any triggering events during the nine months ended September 30, 2025.

Note 5 - Debt

As of September 30, 2026 and December 31, 2025, the Company’s outstanding long-term debt consists of the following:

	September 30, 2026	December 31, 2025	Interest Rate (%) (1)	Maturity Date
Bulk Nordic Odyssey (MI) Corp., Bulk Nordic Orion (MI) Corp. Senior Secured Term Loan Facility (2) (3)	$7,038	$8,575	2.95%	December 2027
Bulk Nordic Oshima (MI) Corp., Bulk Nordic Odin (MI) Corp., Bulk Nordic Olympic (MI) Corp., Bulk Nordic Oasis (MI) Corp. Secured Term Loan Facility (2) (3)	26,600	30,200	3.38%	March 2027
$50 million Senior Secured Term Loan Facility - Dated August 14, 2024 (4)	38,720	42,254	6.14%	May 2029
Bulk Valor Corp. Loan and Security Agreement (2)	6,178	7,280	3.29%	June 2028
Bulk Promise Corp. (2)	5,879	6,917	5.45%	October 2027
Bulk Sachuest (2)	5,365	6,052	6.19%	October 2029
Bulk Prudence	12,424	13,465	5.71%	July 2029
Pangaea Texas, LLC (2)	562	691	1.74%	November 2029
Pangaea Baltimore, LLC (2)	123	—	—%	February 2030
Pangaea Florida, LLC (2)	627	—	4.15%	May 2031
Total	$103,517	$115,434
Less: unamortized issuance costs	(921)	(1,366)
	$102,596	$114,067
Less: current portion	(37,758)	(16,910)
Secured long-term debt, net	$64,838	$97,157
(1)As of September 30, 2026.
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
(4)This facility is secured by the vessels m/v Bulk Endurance, m/v Bulk Brenton and m/v Bulk Patience and is guaranteed by the Company. Subsequent to September 30, 2026, the outstanding borrowings under this facility, which totaled $38.7 million at September 30, 2026, were repaid on October 21, 2026 using proceeds from a new credit facility with a new lender. See Note 14 — Subsequent Events.

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

The future minimum payments under the debt agreements are as follows:

Years ending December 31,
2026 (remainder of the year)	$5,369
2027	50,654
2028	14,619
2029	42,281
2030	154
Thereafter	62
113,139
Less: Amount representing interest	(9,622)
103,517
Less: Unamortized Debt Issuance Costs	(921)
102,596
Less: current portion	(37,758)
Secured long-term debt, net	$64,838

The annual payments above reflect the contractual terms of the debt agreements outstanding at September 30, 2026. The current and noncurrent portions of secured debt at that date reflect the classification of qualifying amounts as noncurrent based on the refinancing of the $50 million Senior Secured Term Loan Facility completed on October 23, 2026. See Note 14—Subsequent Events for the terms of the refinancing.

Financial Covenants

All the loan terms and key financial covenants for all outstanding debt as of December 31, 2025, remain unchanged as of September 30, 2026. Under the Company's respective debt agreements, the Company is required to comply with certain financial covenants, including to maintain minimum liquidity and a collateral maintenance ratio clause, which requires the aggregate fair market value of the vessels plus the net realizable value of any additional collateral provided, to remain above defined ratios and to maintain positive working capital. The Company was in compliance with all applicable financial covenants as of September 30, 2026 and December 31, 2025.

Financing Obligations Recognized in Failed Sale Leaseback Transactions
The following vessels were acquired through failed sale-leaseback transactions and are accounted for as financing obligations. These transactions do not qualify as leases under ASC 842 because the Company retains control of the vessels and is contractually obligated to repurchase them.

As of September 30, 2026 and December 31, 2025, the Company’s financing obligation consists of the following:

	September 30, 2026	December 31, 2025	Interest Rate (%) (1)	Maturity Date
Bulk Spirit Ltd.	$4,350	$5,206	6.13%	February 2027
Bulk Friendship Corp. - Bareboat Charter Party dated September 30, 2024	6,750	7,200	6.22%	August 2029
Bulk Nordic Seven LLC (3)	23,749	25,092	7.06%	May 2036
Bulk Nordic Eight LLC (3)	23,742	25,085	7.06%	June 2036
Bulk Nordic Nine LLC (3)	23,995	25,300	7.06%	September 2036
Bulk Nordic Ten LLC (3)	24,133	25,433	7.06%	November 2036
Bulk Courageous Corp. (2)	5,700	6,600	3.93%	April 2028
Phoenix Bulk 25 Corp. (2)	7,445	8,769	4.67%	February 2029
Bulk Independence	5,875	7,000	6.19%	December 2028
Bulk Pride	5,875	7,000	6.19%	December 2028
Tripartite Agreement (m/v Strategic Alliance, m/v Strategic Synergy, Strategic Unity) (2)	25,935	27,952	5.52%	June 2029
SBC Equity Pte. Ltd.	8,785	9,495	5.77%	August 2031
SBC Explorer LLC	7,167	8,208	5.68%	March 2030
RHI Fortitude Pte. Ltd.	8,500	9,400	5.90%	January 2031
SBC Harmony Pte. Ltd.	8,440	9,520	6.00%	August 2031
RHI Savannah Pte. Ltd.	7,500	8,310	5.67%	September 2029
RHI Tenacity Pte. Ltd. (2)	7,697	8,442	2.31%	April 2027
SBC Venture Pte. Ltd.	7,095	8,007	6.00%	July 2031
SBC Spirit Pte. Ltd.	7,670	8,525	5.72%	July 2032
SBC Vision Pte. Ltd.	7,920	8,730	5.60%	June 2030
Operating Leases:
Other (4)	$344	$369
Total	$228,666	$249,642
Less: unamortized issuance costs, net	(1,655)	(1,972)
	227,011	247,670
Less: current portion	(35,775)	(27,896)
Financing Obligations, net	$191,237	$219,774

(1)As of September 30, 2026 including the effect of interest rate cap if any.
(2)Interest rates on the loan facilities are fixed.
(3)As of September 30, 2026, a portion of these financing obligations was subject to an interest rate cap that limited SOFR to 3.51%, with a contractual expiration in the fourth quarter of 2026. On October 23, 2026, the Company repaid the financing obligations of Bulk Nordic Seven LLC, Bulk Nordic Eight LLC, Bulk Nordic Nine LLC and Bulk Nordic Ten LLC using proceeds from a new credit facility. These obligations had an aggregate outstanding principal balance of $95.6 million at September 30, 2026. See Note 14 — Subsequent Events.
(4)The Company entered into a 10-year ground lease agreement with the Tampa Port Authority, commencing on April 22, 2024.

All the obligation terms and financial covenants for all outstanding financing obligations as of December 31, 2025, remain unchanged as of September 30, 2026. The Company was in compliance with all financial covenants as of September 30, 2026 and December 31, 2025. All outstanding financing obligations are secured by the respective underlying assets.

Year ending December 31,
2026 (remainder of the year)	$10,642
2027	50,891
2028	45,979
2029	58,525
2030	28,378
Thereafter	94,865
Total minimum payments	289,280
Less: Amount representing interest	(60,614)
Present value of minimum payments	228,666
Less: Issuance costs	(1,655)
Present value of minimum payments, net	227,011
Less: Current portion of financing obligations	(35,775)
Non-current portion of financing obligations	$191,237

The annual payments above reflect the contractual terms of the financing arrangements outstanding at September 30, 2026. The current and noncurrent portions of financing obligations at that date reflect the classification of qualifying amounts as noncurrent based on the refinancing of the obligations of Bulk Nordic Seven LLC, Bulk Nordic Eight LLC, Bulk Nordic Nine LLC and Bulk Nordic Ten LLC completed on October 23, 2026. See Note 14—Subsequent Events for the terms of the refinancing.

Note 6 - Finance Leases

At September 30, 2026, the Company had an outstanding finance lease liability related to the M/V Bulk Destiny under the Bulk Nordic Five Ltd. facility. During the nine months ended September 30, 2026, the Company exercised and completed on its purchase option under the Bulk PODS Ltd. arrangement related to the M/V Bulk Xaymaca, and no finance lease liability remained outstanding under that facility as of September 30, 2026. The Bulk Nordic Five Ltd. arrangement was entered into before the adoption of ASC 842 and continues to be accounted for as a finance lease under the transition provisions applicable to arrangements previously classified under ASC 840.

Finance leases consist of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025	Interest Rate (%)	Maturity Date
Finance Leases:
Bulk PODS Ltd. (2)	$—	$1,076	—%
Bulk Nordic Five Ltd. (1)	8,700	9,450	3.97%	April 2028
Total	$8,700	$10,526
Less: unamortized issuance costs, net	(35)	(55)
	$8,665	$10,471
Less: current portion	(1,000)	(2,076)
Long-term finance lease liabilities, net	$7,665	$8,395

(1)Interest rates on the loan facilities are fixed.
(2)On January 13, 2026, the Company exercised its purchase option under the Bulk PODS financing arrangement. The transaction closed on March 16, 2026 for $1.3 million, and no gain or loss was recognized upon closing.

The following table provides details of the Company's future minimum lease payments under finance and operating lease liabilities recorded on the Company's consolidated balance sheets as of September 30, 2026.

Year ending December 31,	Amount
2026 (remainder of the year)	$337
2027	1,321
2028	7,596
Total minimum lease payments	9,254
Less imputed interest	(554)
Present value of minimum lease payments	8,700
Less current portion	(1,000)
Less issuance costs	(35)
Long-term portion	$7,665

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

Fuel swap contracts

The Company continuously monitors the market volatility associated with bunker prices and the impact it may have on the Company's future cargo commitments, and seeks to reduce the risk of such volatility through a bunker hedging program. The Company enters into fuel swap contracts that are not designated for hedge accounting under ASC 815 and as such, the usage of such derivatives can lead to fluctuations in the Company’s reported results from operations on a period-to-period basis.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025:

	Asset Derivative			Liability Derivative
Derivative instruments	Balance Sheet Location	09/30/2026	12/31/2025	Balance Sheet Location	09/30/2026	12/31/2025
Margin accounts (1)	Other current assets	$4,178	$572	Other current liabilities	$—	$—
Forward freight agreements (2)	Other current assets	$—	$177	Other current liabilities	$385	$—
Fuel swap contracts (2)	Other current assets	$3,255	$—	Other current liabilities	$—	$1,189
Fuel swap contracts (2)	Other noncurrent assets	$961	$—	Other noncurrent liabilities	$—	$—
Interest rate cap (2)	Other current assets	$31	$347	Other current liabilities	$—	$—

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

At September 30, 2026 and December 31, 2025, The aggregate carrying values and estimated fair values of the Company’s fixed-rate secured debt, financing obligations and finance leases were as follows:

	September 30, 2026		December 31, 2025
	Carrying values	Estimated fair values	Carrying values	Estimated fair values
Secured debt	$52,373	$51,656	$59,739	$57,570
Financing obligations	$46,777	$46,557	$51,911	$50,787
Finance lease	$8,700	$8,605	$9,200	$9,000

The following tables present the realized and unrealized gains and losses on the Company’s derivative instruments recognized in the consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025. Both realized and unrealized gains and losses are included in charter hire expenses for forward freight agreements, voyage expenses for fuel swap contracts, and interest expense for interest rate caps.
The following table presents the effect of our derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025:

	Unrealized gain (loss) on derivative instruments
	Three Months Ended		Nine Months Ended
Derivative instruments	09/30/2026	9/30/2025	09/30/2026	9/30/2025
Forward freight agreements	$(556)	$1,274	$(561)	$955
Fuel swap contracts	5,259	(241)	$5,404	(190)
Interest rate cap	(88)	(367)	$(316)	(1,217)
Total gain (loss)	$4,616	$666	$4,526	$(452)

The following table presents the realized gain (loss) on our derivative financial instruments for the three and nine months ended September 30, 2026 and 2025.

	Realized gain (loss) on derivative instruments
	Three Months Ended		Nine Months Ended
Derivative instruments	09/30/2026	9/30/2025	09/30/2026	9/30/2025
Forward freight agreements	$(444)	$(77)	$(1,192)	$(735)
Fuel swap contracts	6,201	(210)	$17,073	(3)
Interest rate cap	82	362	$373	1,116
Total gain	$5,839	$74	$16,254	$378

Note 8 - Related Party Transactions

Accounts payable to related parties consist of the following:

	September 30, 2026	Activity	December 31, 2025

MTM Ship Management (“MTM”) (i)	$1,331	$525	$806
Total accounts payable to related parties	$1,331	$525	$806

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

The Company has a technical management agreement with MTM Ship Management (“MTM”), under which MTM serves as the technical manager for certain vessels within the merged entity’s fleet. Pursuant to the agreement, MTM provides services including vessel maintenance, crew management, procurement, and regulatory compliance. During the three months ended September 30, 2026 and September 30, 2025, the Company incurred technical management fees of approximately $651 and $534 under this arrangement. During the nine months ended September 30, 2026 and September 30, 2025, the Company incurred technical management fees of approximately $1,953 and $1,659 under this arrangement. These fees are included in Vessel operating expense in the accompanying condensed consolidated statements of operations.

Note 9 - Commitments and Contingencies

Long-term Contracts Accounted for as Operating Leases

The Company has operating leases for office facilities in various locations. These leases generally have remaining terms ranging from 2 months to 51 months, some of which include options to extend or terminate. The Company’s lease agreements do not contain material residual value guarantees or restrictive covenants. The weighted-average remaining lease term was 3.32 years as of September 30, 2026. The Company also has certain office equipment leases, which are excluded from the office lease disclosures because they are immaterial.

The following table summarizes the Company’s office lease commitments as of September 30, 2026.

Location	Remaining lease Term (as of September 30, 2026)	Undiscounted Payments
Copenhagen, Denmark	3 months	$31
Singapore	2 months	12
Connecticut, U.S.	51 months	345
Greece	36 months	513
Total		$901

In March 2026, the Company modified its Greece office lease to extend lease term by 36 months starting from October 1, 2026.

For both 2026 and 2025, the Company recognized approximately $111 and $332 in office lease expense for the three and nine months ended September 30, respectively. These amounts were included in General and Administrative Expenses.

As of September 30, 2026, future minimum rentals under operating leases that had commenced were as follows:

Year ending December 31,	Amount
2026 (remainder of the year)	$106
2027	252
2028	252
2029	209
2030	81
Total	$901

The Company entered into a Singapore office lease for January 2027 through December 2028, with total base rent of $221, a two-month rent-free fit-out period beginning November 2026 and a one-year renewal option. The lease had not commenced at September 30, 2026 and is excluded from the tables above and weighted-average remaining lease term.

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

Note 10 – Stockholders’ Equity

Dividends Paid

Total cash dividends paid were approximately $13.6 million for the nine months ended September 30, 2026. Dividends payable of $0.7 million and $1.2 million at September 30, 2026 and December 31, 2025, respectively, consist of accrued dividends on unvested restricted shares under the Company's incentive compensation plan.

Changes in Outstanding Shares

The following table summarizes changes in the number of shares of common stock outstanding for the nine months ended September 30, 2026:

Description	Number of Shares
Shares outstanding at December 31, 2025	64,973,988
Shares issued (e.g., equity grants)	500,935
Share forfeitures	(1,151)
Shares outstanding at September 30, 2026	65,473,772

Note 11 - Net Income per Common Share

Basic net income per common share is based on the weighted-average number of common shares outstanding during the applicable periods. Diluted net income (loss) per common share includes the effect of potential common shares when dilutive.
For the three months ended September 30, 2026, the change in accounting estimate related to vessel depreciation increased depreciation expense and reduced both basic and diluted net income per common share by approximately $0.02. For the nine months ended September 30, 2026, the change in accounting estimate related to vessel depreciation increased depreciation expense and reduced both basic and diluted net income per common share by approximately $0.05.

For the three months ended September 30, 2026 and 2025, restricted stock awards representing approximately 504,000 and 464,000 common shares, respectively, were excluded from the computation of diluted net income per common share as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2026 and 2025, restricted stock awards representing approximately 1,094,000 and 1,108,000 common shares, respectively, were excluded from the computation of diluted net income per common share as their inclusion would have been anti-dilutive.
The following table summarizes the calculation of basic and diluted income per share:

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$38,261	$12,208	$61,756	$7,485
Weighted Average Shares - Basic	64,396,991	63,729,227	64,329,809	63,901,455
Dilutive effect of restricted stock awards	504,378	1,093,842	463,971	1,107,733
Weighted Average Shares - Diluted	64,901,369	64,823,069	64,793,780	65,009,188
Basic net income per share	$0.59	$0.19	$0.96	$0.12
Diluted net income per share	$0.59	$0.19	$0.95	$0.12

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

For the three months ended September 30, 2026 and 2025, the Company recognized expense of approximately $58 and $52, respectively, related to these matching contributions. For the nine months ended September 30, 2026 and 2025, the Company recognized an expense of approximately $257 and $285 for matching contributions.

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

The following tables present selected financial information with respect to our reportable segment:

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Shipping segment
Voyage revenue	$193,141	$155,050	516,838	$410,492
Charter revenue	18,814	9,298	42,725	26,141
Shipping segment total revenue	$211,955	$164,348	$559,563	$436,633
Reconciliation:
All other revenue (1)	7,102	4,322	17,193	11,528
Total consolidated revenue	$219,057	$168,670	$576,756	$448,161

Shipping segment total revenue	$211,955	$164,348	$559,563	$436,633
Less:
Voyage expense	77,292	73,208	229,944	211,297
TCE revenue (2)	$134,662	$91,140	$329,619	$225,336
Reconciliation to net income:
Port terminal & stevedore revenue	(7,102)	(4,322)	(17,193)	(11,528)
Charter hire expense	50,717	33,882	129,005	82,947
Vessel operating expenses	22,607	21,736	66,432	67,289
Terminal Expenses	5,293	3,134	12,621	8,372
General and administrative	7,632	9,882	26,621	24,328
Depreciation and amortization	11,915	10,214	36,224	30,735
Loss (gain) on vessel and equipment sold	—	(309)	358	(309)
Total other expense, net	4,048	3,935	11,852	15,613
Total consolidated net income	$39,552	$12,988	$63,699	$7,889

(1) All other revenue includes revenue from our port and terminal operations, as well as other ancillary services.
(2) TCE revenue represents shipping segment total revenue less voyage expenses and is considered the segment measure of profit/loss.

Geographical Disclosure

Revenue from external customers is attributed to geographic areas as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
United States	$62,937	$43,383	$169,737	$124,852
Canada	37,812	38,717	48,557	47,321
Singapore	12,136	13,011	47,881	44,009
Germany	24,099	11,626	63,004	41,619
Other (1)	82,072	61,932	247,577	190,360
Total consolidated revenue	$219,057	$168,670	$576,756	$448,161

(1) This includes revenue from various regions across Asia, Europe, South America, and other international markets.

Revenue is presented geographically based on the customer's country of domicile.

Note 14 - Subsequent Events
In October 2026, Nordic Bulk Partners LLC (the “Borrower”), a wholly owned subsidiary of the Company, borrowed $145.0 million under a senior secured term loan facility (the “Facility”) provided by a syndicate of lenders pursuant to a credit agreement dated as of October 16, 2026. Crédit Agricole Corporate and Investment Bank serves as administrative agent and security trustee under the Facility. The proceeds were used (i) to repay the $38.7 million outstanding under the $50 million Senior Secured Term Loan Facility dated August 14, 2024, (ii) on October 23, 2026, to exercise the vessel purchase options under the Bulk Nordic Seven LLC, Bulk Nordic Eight LLC, Bulk Nordic Nine LLC and Bulk Nordic Ten LLC financing obligations for an aggregate purchase price of $96.3 million, including outstanding principal of $95.3 million (see Note 5) and (iii) to pay $1.5 million of fees under the Facility. The remaining $8.4 million was retained for general corporate purposes.
Borrowings under the Facility bear interest at three-month Term SOFR, subject to a zero percent floor, plus a margin of 1.60% per annum. Principal is repayable in 24 quarterly installments of approximately $2.8 million each, commencing January 31, 2027, with an additional balloon payment of approximately $77.4 million due at maturity in October 2032. The Facility is guaranteed by the Company and secured by first-priority mortgages on seven vessels owned by the Company’s wholly owned subsidiaries.

At the October 23, 2026 funding date, the estimated fair value of borrowings under the Facility approximated their aggregate principal amount of $145.0 million, reflecting borrowing terms consistent with prevailing market conditions for comparable financing arrangements. No borrowings under the Facility were outstanding as of September 30, 2026.

The Facility requires the Company, as parent guarantor, to maintain minimum consolidated liquidity of $30.0 million, minimum consolidated net worth of $85.0 million and a maximum ratio of total indebtedness to consolidated net worth of 2.00 to 1.00. The Facility also requires minimum security coverage of 135%, in each case as defined in the Facility agreement. Additional indebtedness, liens, asset dispositions and investments by the Borrower are restricted, subject to specified exceptions. Dividends and other distributions by the Company are restricted while an event of default is continuing.

The Company expects to recognize an aggregate loss on extinguishment of debt and financing obligations of approximately $2.7 million in the fourth quarter of 2026 in connection with the refinancing.

On November 3, 2026, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable on December 15, 2026, to shareholders of record as of the close of business on December 1, 2026.

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

Time Charter Equivalent ‘‘TCE’’ rates. The Company defines TCE rates, a non-GAAP financial measure, as voyage and charter revenues less voyage expenses, adjusted to exclude unrealized gains and losses on fuel swap contracts included in voyage expenses, divided by total shipping days. Realized gains and losses on fuel swap contracts remain included in voyage expenses for purposes of this calculation. TCE rates are commonly used in the shipping industry to compare daily earnings generated by vessels operating under time charters with those operating under voyage charters, since voyage charter revenues generally are not expressed on a per-day basis. The Company believes TCE rates facilitate comparisons of its operating performance across periods despite changes in the mix of charter arrangements. The Company’s calculation may differ from similarly titled measures reported by other companies.

Selected Financial Information

	For the three months ended September 30,		For nine months ended September 30,
	2026	2025	2026	2025
Selected Financial Data
Voyage revenue	$193,141	$155,271	$516,838	$411,200
Charter revenue	18,814	9,298	42,725	26,141
Terminal & Stevedore Revenue	7,102	4,101	17,193	10,820
Total revenue, net	219,057	168,670	576,756	448,161
Voyage expense	77,292	73,208	229,944	211,297
Charter hire expense	50,717	33,882	129,005	82,947
Vessel operating expenses	22,607	21,736	66,432	67,289
Terminal & stevedore expenses	5,293	3,134	12,621	8,372
Total cost of transportation and service revenue	155,909	131,961	438,002	369,905
Transportation and service depreciation and amortization	11,876	10,165	36,113	30,632
Gross Profit	51,272	26,545	102,641	47,624
Other operating expenses	7,671	9,931	26,732	24,431
Loss (gain) on vessel and equipment sold	—	(309)	358	(309)
Income from operations	43,601	16,922	75,551	23,502
Total other expense, net	(4,048)	(3,935)	(11,852)	(15,613)
Net income	39,552	12,988	63,699	7,889
Income attributable to non-controlling interests	(1,292)	(779)	(1,942)	(403)
Net income attributable to Pangaea Logistics Solutions Ltd.	$38,261	$12,208	$61,756	$7,485

Net income per common share
Basic net income per share	$0.59	$0.19	$0.96	$0.12
Diluted net income per share	$0.59	$0.19	$0.95	$0.12
Weighted-average common shares outstanding - basic	64,396,991	63,729,227	64,329,809	63,901,455
Weighted-average common shares outstanding - diluted	64,901,369	64,823,069	64,793,780	65,009,188

	September 30, 2026	December 31, 2025
Selected Data from the Consolidated Balance Sheets
Cash, cash equivalents and restricted cash	$145,194	$103,324
Total assets	$995,995	$928,096
Total secured debt, including financing obligations and finance leases, net	$338,272	$372,208
Total shareholders' equity	$528,333	$474,736

	For the nine months ended September 30,
	2026	2025
Selected Data from the Consolidated Statements of Cash Flows
Net cash provided by operating activities	$83,141	$38,601
Net cash provided by investing activities	$7,028	$1,911
Net cash used in financing activities	$(48,299)	$(33,027)

Key Operating Metrics

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Shipping Days
Voyage days	5,319	5,377	15,390	15,148
Time charter days	1,020	495	2,631	2,156
Total shipping days (1)	6,339	5,872	18,021	17,304

TCE Rate ($/day) (2)	$20,414	$15,559	$17,991	$13,063
(1)Shipping days are defined as the aggregate number of days in a period during which its owned or chartered-in vessels are performing either a voyage charter (voyage days) or time charter (time charter days).

(2)Time Charter Equivalent (“TCE”) rate is a non-GAAP measure commonly used in the shipping industry and represents shipping segment revenue, consisting of voyage revenue and charter revenue, less voyage expenses and unrealized gain/loss on bunker hedge's, divided by total shipping days.

Non-GAAP Financial Measures

Management uses certain non-GAAP financial measures to evaluate the Company’s operating performance. These measures should not be considered in isolation or as a substitute for financial measures prepared in accordance with U.S. GAAP.

The reconciliation of Gross profit to Adjusted Gross Profit and Net income to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Gross Profit (GAAP)
Gross Profit (1)	$51,272	$26,545	$102,641	$47,624
Add:
Transportation and service depreciation and amortization	11,876	10,165	36,113	30,632
Adjusted Gross Profit (Non-GAAP) (1)	$63,148	$36,709	$138,754	$78,257

Adjusted EBITDA (2)
Net income	$39,552	$12,988	$63,699	$7,889
Interest expense, net	4,414	5,555	12,966	16,993
Depreciation and amortization	11,915	10,214	36,224	30,735
Income tax provision (included in Other income / expense)	465	499	899	821
EBITDA (Non-GAAP)	$56,346	$29,255	$113,788	$56,438
Adjustments to EBITDA
Loss (gain) on vessel and equipment sold	—	(309)	358	(309)
Share-based compensation	653	614	2,975	2,695
Unrealized (gain) loss on derivative instruments, net	(4,616)	(666)	(4,526)	452
Adjusted EBITDA (Non-GAAP)	$52,384	$28,895	$112,596	$59,276

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

The Baltic Dry Index (“BDI”), a broader market measure of the cost to transport drybulk commodities by sea, offers a market view into global supply demand trends and is considered the standard benchmark for drybulk cargo pricing. The BDI averaged 3,041 for the third quarter of 2026, up approximately 54%, compared to an average of 1,978 for the same quarter of 2025. The average published market rates for Panamax, Supramax, and Handysize vessels, reflecting the composition of the company's fleet, also increased approximately 28%, to an average of $18,016 in the third quarter of 2026 from $14,130 in the same period of 2025.

As a result of the industry's volatility, we have experienced fluctuations in our quarterly and annual operating results in the past, and we expect to continue experiencing such fluctuations in the future due to various factors, including cargo demand, vessel supply, competition, and seasonality.

Quarterly TCE Performance

For the three months ended September 30, 2026, the Company's TCE rates were up 31% to $20,414 from $15,559 for the three months ended September 30, 2025. The Company's achieved TCE rates increased from the previous quarter as overall dry bulk market rates strengthened for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The Company's achieved TCE rate for the three months ended September 30, 2026 outperformed the average of the Baltic panamax, supramax, and handysize market indexes by approximately 13% due to its long-term contracts of affreightment ("COAs"), its specialized fleet and its cargo-focused strategy.

Third Quarter Highlights

•Net income attributable to Pangaea Logistics Solutions Ltd. was approximately $38.3 million for three months ended September 30, 2026 as compared to net income of approximately $12.2 million for the same period of 2025.
•Diluted net income per share was $0.59 for three months ended September 30, 2026, as compared to diluted net income per share of $0.19 for the same period in 2025.
•Pangaea's TCE rates were $20,414 for the three months ended September 30, 2026 and $15,559 for the three months ended September 30, 2025.
•Adjusted EBITDA was $52.4 million and $28.9 million for the three months ended September 30, 2026 and September 30, 2025, respectively.
•At the end of the quarter, Pangaea had $145.2 million in cash, cash equivalents, and restricted cash.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenues

Pangaea’s revenues are derived predominately from voyage, time charters, and terminal and stevedore revenue. Total revenue for the three months ended September 30, 2026, was $219.1 million, compared to $168.7 million for the same period in 2025, a 30% increase. The increase in revenues was primarily driven by improved market freight rates. TCE rates increased to $20,414 per day in the third quarter of 2026 from $15,559 per day in the third quarter of 2025, while total shipping days increased from 5,872 days to 6,339 days. Revenues also benefited from higher terminal and stevedore revenues.

The components of our revenue are as follows:

Voyage Revenues: Voyage revenues increased by $37.9 million, or 24% for the three months ended September 30, 2026 to $193.1 million compared to $155.3 million for the same period in 2025. The increase was primarily due to higher market freight rates. The average Baltic Dry Index (“BDI”) for the third quarter of 2026 was 54% higher than in the comparable prior-year period, reflecting increased demand for dry bulk shipping and constrained vessel supply. The impact of higher freight rates was partially offset by an 1% decrease in voyage days, from 5,377 in the three months ended September 30, 2025 to 5,319 for the three months ended September 30, 2026.

Charter Revenues: Charter revenues increased by $9.5 million, or 102%, to $18.8 million for the three months ended September 30, 2026, compared with $9.3 million for the same period in 2025. The increase was primarily attributable to a 106% increase in time charter days, from 495 to 1,020 days. The Company’s flexible chartering strategy enables it to selectively employ excess ship days, when available, under time charter arrangements rather than voyage charters.

Terminal & Stevedore Revenues: Terminal & Stevedore revenues increased by 73% to $7.1 million for the three months ended September 30, 2026, compared to $4.1 million for the same period in 2025, primarily due to the addition of two new port operations in Lake Charles and Port Aransas during 2026.

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

The Components of our expenses are as follows:

Voyage Expenses: Voyage expenses increased by $4.1 million, or 6% to $77.3 million for the three months ended September 30, 2026, compared with $73.2 million for the same period in 2025. Bunker consumption costs increased by $8.4 million, or 21%, primarily due to higher average bunker prices. This was offset by an increase in unrealized gains of $5.3 million on bunker derivatives in the quarter. Port expenses increased by $3.0 million, or 10%, reflecting an increase in port days and increased activity at higher-cost U.S. ports. These increases were partially offset by a decrease in bad debt expense of $1.3 million and a $0.7 million decrease in freight relet expenses due to fewer relet transactions.

Charter Hire Expenses: Charter hire expenses for the three months ended September 30, 2026 were $50.7 million, compared to $33.9 million for the same period in 2025, a 50% increase. The increase was primarily due to increased market time charter rates. On a per-day basis, charter hire expenses averaged $17,827 in the third quarter of 2026, compared to $15,389 in 2025. In addition, there was a 29% increase in chartered-in days, from 2,202 days in the third quarter of 2025 to 2,845 days in the same period of 2026. The Company's flexible charter-in strategy allows it to supplement its owned fleet with short term chartered-in tonnage at prevailing market prices, when needed, to meet cargo demand.

Vessel Operating Expenses: Vessel operating expenses increased by $0.9 million, or 4%, to $22.6 million for the three months ended September 30, 2026, compared with $21.7 million for the same period in 2025. The increase reflected higher average operating expenses per ownership day, which rose approximately 10% to $6,467 from $5,873. The effect of higher daily expenses was partially offset by a 6% decrease in ownership days to 3,496 days from 3,701 days, primarily attributable to the sale of two vessels.
Terminal & Stevedore Expenses: Terminal & Stevedore expenses increased by 69% to $5.3 million for the three months ended September 30, 2026, compared to $3.1 million for the same period in 2025, in line with the increase in terminal revenues and the addition of new port operations over the period.

General and Administrative Expenses: General and administrative expenses decreased by 23% to $7.6 million for the three months ended September 30, 2026 compared to $9.9 million for the same period in 2025. The decrease was primarily attributable to a $0.5 million decrease in accrued performance-based compensation and other compensation related costs and a $1.0 million reduction resulting from the classification of management fees of our wholly-owned technical operations which are now recorded in Vessel operating expenses.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenues

The Company derives its revenues primarily from voyage and time charters. Total revenue increased by 29% to $576.8 million for the nine months ended September 30, 2026, compared with $448.2 million for the same period in 2025. The average time charter equivalent (“TCE”) rate increased by 38% to $17,991 per day from $13,063 per day. The favorable effect of higher market rates for panamax, supramax, and handysize vessels on TCE revenue also benefited from a 4% increase in total shipping days, from 17,304 days to 18,021 days.
Components of revenue are as follows:

Voyage Revenues: Voyage revenues increased by $105.6 million, or 26%, for the nine months ended September 30, 2026, compared with the same period in 2025. The increase was primarily attributable to higher freight rates and, to a lesser extent, a 2% increase in voyage days. The average published market rates for Panamax, Supramax, and Handysize vessels, reflecting the composition of the company's fleet, increased approximately 42% year-over-year.

Charter Revenues: Charter revenue increased by $16.6 million to $42.7 million for the nine months ended September 30, 2026, compared with $26.1 million for the same period in 2025. The increase was attributable to a 34% increase in average charter revenue per day, to approximately $16,239 from $12,125, and a 22% increase in time charter days, to 2,631 days from 2,156 days.

Terminal & Stevedore Revenues: Terminal & Stevedore revenues increased by 59% for the nine months ended September 30, 2026 to $17.2 million compared to $10.8 million for the same period in 2025 due to the addition of new port operations in the current year.

Operating and Business Expenses

The Components of our expenses are as follows:

Voyage Expenses: Voyage expenses were $229.9 million for the nine months ended September 30, 2026, compared to $211.3 million for the same period in 2025, reflecting an increase of 9%. The increase was primarily attributable to higher bunker costs resulting from increased fuel prices of $13.1 million, offset by unrealized gain on bunker derivatives of $5.4 million. In addition, increased activity at higher-cost U.S. ports and increased port activity resulted in an increase of $14.4 million in port expenses. This was offset by a decrease in cargo-relet expenses of $3.1 million due to decline in activity. Voyage days increased by 2% to 15,390 days from 15,148 days.

Charter Hire Expenses: Charter hire expenses for the nine months ended September 30, 2026 were $129.0 million, compared to $82.9 million for the same period in 2025, a 56% increase. The increase was primarily attributable to higher market charter rates and increased chartered-in activity. Average published market rates for Supramax, Panamax and Handysize vessels increased by approximately 43%, while chartered-in days increased by 19% to 7,882 days from 6,607 days.

Vessel Operating Expenses: Vessel operating expenses for the nine months ended September 30, 2026 were $66.4 million, compared to $67.3 million for the same period in 2025, a decrease of approximately 1%. This decrease was due to the reduction of the owned fleet during the period by two vessels. Total vessel operating expenses on a per day basis were $6,320 for the nine months ended September 30, 2026 and $6,050 for the same period in 2025.

Terminal & Stevedore Expenses: Terminal & Stevedore expenses increased by 51% to $12.6 million for the nine months ended September 30, 2026, compared to $8.4 million for the same period in 2025. This increase was in line with the higher terminal and stevedore revenue during the period due to new port operations in the current year.

General and Administrative Expenses: For the nine months ended September 30, 2026, general and administrative expenses were $26.6 million, compared to $24.3 million for the same period in 2025. The $2.3 million increase in general and administrative expenses reflected the classification of management fees of our wholly-owned technical operations which are now recorded in Vessel operating expenses. Excluding this reclassification, the increase in general and administrative expense was primarily attributable to a $1.6 million increase in accrued incentive compensation costs, higher corporate overhead of $1.0 million due to additional audit fees associated with the timing of billings and consents related to the transition between auditors, and corporate matters and Board projects. The remaining increase was primarily attributable to higher compensation costs due to increased headcount and wages.

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

During the nine months ended September 30, 2026, the Company classified one vessel as held for sale. Upon classification, the vessel was written down to its estimated fair value less costs to sell, resulting in the recognition of a loss on sale. The vessel was subsequently sold in May 2026 for approximately $9.6 million.

For the remaining vessels, the Company concluded that no indicators of impairment were present during the nine months ended September 30, 2026. Accordingly, no recoverability analysis was required for those vessels. The Company did not identify any triggering events during the nine months ended September 30, 2025.

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

As of September 30, 2026, and December 31, 2025, the Company’s working capital was $106.5 million and $87.7 million, respectively.

Cash Flows:

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2026 and 2025. We have derived these summarized statements of cash flows from the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not appear to recalculate due to the effect of rounding.

	For the nine months ended
	September 30, 2026	September 30, 2025
Net cash provided by/(used in):
Operating activities	83,141	38,601
Investing activities	7,028	1,911
Financing activities	(48,299)	(33,027)
Net change	$41,870	$7,485

Operating Activities

Net cash provided by operating activities increased by $44.5 million to $83.1 million for the nine months ended September 30, 2026, compared with $38.6 million for the same period in 2025. The increase was primarily attributable to a $55.8 million increase in net income, an $16.4 million increase in cash provided by changes in accounts payable, accrued expenses and other current liabilities, and a $10.4 million increase in cash provided by changes in deferred revenue. These favorable changes were partially offset by additional cash used for inventories of $27.0 million, advance hire, prepaid expenses and other current assets of $9.3 million, and accounts receivable of $4.8 million.

Investing Activities

Net cash provided by investing activities increased by $5.1 million to $7.0 million for the nine months ended September 30, 2026, compared with $1.9 million for the same period in 2025. The increase primarily reflected the absence of the $2.7 million acquisition of a non-controlling interest in 2025 and a $1.9 million increase in proceeds from sales of vessels and equipment, from $7.9 million to $9.7 million. In addition, the Company received $0.7 million in distributions from non-consolidated subsidiaries in 2026, compared with contributions of $0.8 million in 2025. These favorable changes were partially offset by lower dividends received from equity method investments, which declined to $2.4 million from $3.1 million, and higher purchases of vessels, equipment and software, which increased to $5.8 million from $5.5 million.
Financing Activities

Net cash used in financing activities increased by $15.3 million to $48.3 million for the nine months ended September 30, 2026, compared with $33.0 million for the same period in 2025. The increase primarily reflected the absence of $18.0 million in proceeds from financing obligations received in 2025, a $1.9 million increase in repayments of financing obligations, a $0.4 million increase in cash dividends paid and a $0.3 million increase in repayments of long-term debt. These factors were partially offset by the absence of $2.2 million in dividends paid to non-controlling interests and $2.0 million in ordinary share repurchases, together with $0.8 million in proceeds from long-term debt and a $0.3 million decrease in finance lease payments.

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

Capital Expenditures

The Company’s capital expenditures relate to the purchase of vessels and interests in vessels, capital improvements to its vessels which are expected to enhance the revenue earning capabilities and safety of these vessels, as well as port & terminal operations. As of September 30, 2026, the Company owned two Panamax, two Ultramax Ice Class 1C, two Ultramax, eight Supramax and four Post-Panamax Ice Class 1A drybulk vessels and fourteen Handysize vessels. The Company owns two-thirds of its consolidated subsidiary Nordic Bulk Holding Company Ltd. (“NBHC”) which owns a fleet of six Panamax Ice Class 1A drybulk vessels. The Company also holds a 50% equity interest in the owner of a deck barge and operates port and terminal facilities in Fort Lauderdale, Florida, Baltimore, Maryland, Port Aransas, Texas, Tampa, Florida, and Lake Charles, Louisiana.

In addition to vessel acquisitions that the Company may undertake in future periods, its other major capital expenditures include funding its program of regularly scheduled drydockings necessary to make improvements to its vessels, as well as to comply with international shipping standards and environmental laws and regulations. Funding expenses associated with these requirements will be met with cash from operations. The Company anticipates that this process of recertification will require it to reposition these vessels from a discharge port to shipyard facilities, which will reduce the Company’s available days and operating days during that period. The Company capitalized drydocking costs totaling approximately 13.9 million and $13.8 million for the nine months ended September 30, 2026 and 2025, respectively. For the remainder of 2026, the Company expects to perform six intermediate and special surveys at an aggregate estimated cost of approximately $8.7 million.

Off-Balance Sheet Arrangements

The Company does not have off-balance sheet arrangements at September 30, 2026 or December 31, 2025.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
______________
*    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2026.

PANGAEA LOGISTICS SOLUTIONS LTD.

By:	/s/ Mads Boye Petersen
Mads Boye Petersen
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gianni Del Signore
Gianni Del Signore
Chief Financial Officer
(Principal Financial and Accounting Officer)